Form 10-K
period 1999-12-31
ENVIRONMENTAL SOLUTIONS WORLDWIDE INC
filed 2000-03-30
CIK 1082278

                             FORM 10-K

                 SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.   20549

[  x  ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended - December 31, 1999
          OR
[     ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________.

                  Commission file number 000-30392

              ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
        (Exact name of Company as specified in its charter)

Florida                                 N/A
State or other jurisdiction of          (I.R.S. Employer
incorporation or organization           Identification No.)


                         250 Shields Court
                              Unit #3
                         Markham, Ontario
                           Canada L3R 9W7
  (Address of principal executive offices, including postal code.)

                           (905) 947-9923
        (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class      Name of each exchange on which registered
     None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class
     Common Stock

Securities registered pursuant to Section 15(d) of the Act:

Title of each class
     None

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     YES [ x ]   NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. The aggregate market value as of March 28, 2000 was $91,566,388.

The number of shares outstanding each of the Registrant's classes of Common Stock, as of March 28, 2000 was 28,002,538.

DOCUMENTS INCORPORATED BY REFERENCE

The registrant's Form 10 filed with the Securities and Exchange
Commission on November 18, 1999 and all amendments thereto.

                               PART I

ITEM 1.   BUSINESS

THE COMPANY

GENERAL.

     Environmental Solutions Worldwide, Inc. was formed in 1987 under the name BBC Stock Market, Inc. as a "blank check" or development stage company for the purpose of seeking to acquire viable businesses. Through January 1999, the Company was not engaged in any business. In February 1999, the Company acquired all the issued and outstanding shares of BBL Technologies Inc., a private company incorporated in Ontario, Canada ("BBL"), and changed its name to Environmental Solutions Worldwide, Inc. BBL is the owner of a Canadian patent covering catalytic converter technology for automotive and non-automotive uses. BBL also has patents pending on spark plug/fuel injector technology for automotive use. For purposes hereof, references to the "Company" shall be deemed to be references to Environmental Solutions Worldwide, Inc., and BBL, its wholly-owned subsidiary.

     The Company's catalytic converter technology is under development. The technology involves the manufacture of catalytic converters without the use of precious metals, thus reducing the cost of the converter. The Company also believes that catalytic converters produced with its technology will (i) operate with fuels in addition to those with which current catalytic converters operate, and (ii) have a longer life than existing catalytic converters. A prototype has been produced, and has been subjected to preliminary testing. The Company is now in the process of establishing a small manufacturing operation to begin producing additional prototypes for further testing and refinement.

     The Company's spark plug/fuel injector technology is in the concept stage. There are U.S. and Canadian patent applications pending on the technology, but the Company has not yet constructed prototypes or conducted testing. The spark plug/fuel injector technology is a mechanism combining the functions of a spark plug and a fuel injector in a single device. The primary advantage of that technology is that the Company believes that combining the devices will produce greater fuel efficiencies, since the devices are synchronized, but that belief has not been confirmed by tests. A disadvantage of the technology is that the combined device will likely cost significantly more than either current spark plugs or fuel injectors (but is likely to be less expensive than both devices combined).

     The Company has depleted its current cash resources, and does not presently have the funds to fully develop its technology and sustain the Company until its operating cash flow is positive. The Company presently expects to raise approximately one million dollars (before fees and expenses) through a private placement of its common stock (the "Private Placement"), and anticipates the Private Placement will be effected prior to the end of 1999. However, there is no assurance that the Private Placement will be successful. Furthermore, the Private

Placement, if successful, is unlikely to provide sufficient funds to sustain the Company until its cash flow is positive, and therefore the Company will likely be required to seek additional external financing, which may include the issuance of additional debt or equity securities.

THE ANTICIPATED BUSINESS OF THE COMPANY.

     Although the technology underlying catalytic converters has improved significantly since its inception in the 1950's, their effectiveness in reducing toxic missions from internal combustion engines remains limited. There are many variables that negatively affect performance of a catalytic converter including temperature, various chemical compounds in the fuel, and the age of the converter. Existing converters also contain expensive "rare earth" metals such as platinum, palladium and rhodium, making them expensive to manufacture and subject to price volatility.

     The Company holds a Canadian patent covering its catalytic converter technology. However, there can be no assurance that this patent, combined with any patents or trade secret protection we may seek in the future, would survive any legal challenge, or provide meaningful levels of protection for the Company's technology. In addition, the Canadian patent only affords protection against the manufacture, use or sale of the patented technology within Canada; the Company is in the process of preparing patent applications to protect its technology within the United States and other countries.

     The Company believes that its technology will permit the manufacture of catalytic converters less expensively than current technologies, since it requires no precious metals in the manufacturing process. In addition, the Company believes that catalytic converters produced with its technology will (i) operate with fuels in addition to those with which current catalytic converters operate; and (ii) have a longer life than existing catalytic converters. Those beliefs are based upon (i) internal testing in which the prototype catalytic converter performed satisfactorily with a engine using diesel fuel; and (ii) the longevity of the prototype catalytic converter in the testing process.

     The Company believes that it has satisfactorily completed the first stage of its research and development stage, comprised of initial feasibility testing of its prototype catalytic converter. The Company's prototype catalytic converter technology was compared to both baseline emissions and to a new conventional catalytic converter for nitrogen oxide, carbon dioxide, and hydrocarbons reductions. The results for the Company's prototype and the conventional catalytic converter are discussed in detail below under the heading "The Company's Technology." The Company is now engaged in the second phase, which will entail setting up a small manufacturing operation to produce additional prototypes for further testing and refinement. The Company is in the process of negotiations for the acquisition of manufacturing facilities and equipment in Toronto, and expects to begin the manufacture of additional prototype catalytic converters in January 2000.

     The initial business plan will focus on the North American market, due to its proximity and size. The Company expects to initially produce catalytic converters for automobiles using unleaded and diesel fuels, with additional applications, including leaded fuels, to follow.

     The Company's present plan of operations for the next twelve months calls for the following estimated expenditures:

     Staff Costs                                  $   435,000
     Plant and Equipment                              819,000
     Office and General                               204,000
     Professional Fees and Marketing                  252,000
                                                  -----------
                                                  $ 1,710,000

     Expenses for staff costs include salaries and benefits for the Company's technical director, his assistants, officers of the Company and other personnel. Plant and equipment costs include the cost of a mixer, an extruder, a laboratory extruder, dies, cut off equipment, electronic drier, furnace, testing costs, raw materials, casings, plant space rental, consulting fees and other costs. Office and general costs include general office costs, equipment, insurance and travel. Professional fees and marketing include patent, SEC and general legal fees, accounting fees, and marketing expenses.

     The Company believes that its catalytic converter technology will reach the point of commercial viability by the end of 2000. Once commercial viability has been achieved, the Company intends to seek to partner with one or more major automobile component manufacturers to produce and sell catalytic converters incorporating the Company's technology.

     The Company presently has four employees, and Company's staffing plan anticipates the expansion of the Company's staff to seven employees in the near future.

THE EXISTING TECHNOLOGY.

     The catalytic converter was originally developed in the late 1950's as a device to reduce the level of toxic emissions in automobile exhausts, including hydrocarbons ("HC"), nitrogen oxides ("NOx") and carbon dioxide ("CO"). Over time, the catalytic converter has become standard equipment on vehicles sold in the North American marketplace. The introduction of catalytic converters in Europe began in 1993. There has been substantial resistance in the used car and retrofit markets, based upon price.

     To date, catalytic converters have generally used nonprecious metals and precious metals supported on pellets or monoliths of ceramic, usually known as "cakes" or "honeycombs". The honeycomb effect provides a larger surface area for contact with the various molecules of the engine exhaust gases. The most significant toxic emissions from a combustion engine are HC, CO and NOx.

     There are two types of converters presently used in automotive application; namely, "Oxidation" and "Three Way". Oxidation converters remove CO and HC, leaving NOx unchanged. For Oxidation converters, air is pumped into the engine exhaust upstream of the catalyst to ensure the presence of O2. Platinum and palladium are primarily used as reactants. Three Way converters remove all three components simultaneously. A chemically correct environment is required, where the engine is operated very close to optimal fuel-air ratio at all times. Feedback controls must be in place to ensure that oxidizing or reducing atmospheres do not form in the exhaust. Platinum, palladium and rhodium combined with non-precious metals are used. No sulfur, lead or ammonia may be present in the fuel, since lead and sulfur poison the converter. High temperature is also a detriment that can be caused by engine misfiring. The present converters are generally ineffective at cold start-up temperature (most pollutants are discharged while the engine is warming up during the first 5-10 minutes of vehicle operation) and are limited in their useful life span. Current catalytic converters operate only on unleaded fuels, not diesel or leaded fuels.

THE COMPANY'S TECHNOLOGY.

     The Company's technology uses raw materials that are a combination of metals and non-metallic compounds, without precious metals. The Company believes that this technology will permit the manufacture of catalytic converters which (i) cost significantly less to produce, (ii) work on leaded, unleaded and diesel fuels, rather than only unleaded fuel, and (iii) will not be readily contaminated, and will therefore maintain their efficiency in extended vehicle operation.

     The Company recently conducted testing of its prototype and a new conventional catalytic converter (an "OEM Converter") in an independent emission testing lab based in Chicago, Illinois recognized by the EPA. The results for the tests are shown below.

               Without             Using the           Using
               Converter           Company's           OEM
               (BASELINE)(1)       CONVERTER(1)        CONVERTER
               -----------         ----------          ---------
NOx             3.62                0.14                0.14
CO             23.79                5.84                5.46
HC              2.27                1.12                0.43
MPG            19.35               20.47               20.36

(1)  FTP weighted grams per mile
     NOx = Nitrogen Oxides
     CO = Carbon Monoxide
     HC = Hydrocarbons MPG = Miles per Gallon

     While the test results show average NOx emissions as comparable between the Company's converter and the OEM, or conventional, catalytic converter, and average HC emissions as higher with the Company's converter than with the OEM converter, the tests were comprised of three runs, and in each case the results for the Company's converter showed a trend toward increased efficiency over time, while the OEM converter showed a trend toward decreased efficiency, as follows:

                                   NOx
                    COMPANY CONVERTER        OEM CONVERTER
                    -----------------        -------------
Run 1               0.175                    0.128
Run 2               0.138                    0.158
Run 3               0.121                    0.156

                                   HC
                    COMPANY CONVERTER        OEM CONVERTER
                    -----------------        -------------
Run 1               1.790                    0.418
Run 2               1.082                    0.449
Run 3               0.481                    0.438

     Further, the OEM converter used in the testing was new, while the prototype used had already been run for a substantial period of time. The Company believes that the use of precious metals in conventional converter manufacturing may result in those metals becoming contaminated over time, leading to lower levels of efficiency in reducing NOx and HC emissions. An EPA study published in the spring of 1998 showed that NOx comprises about 7.2 percent of all greenhouse gases, with cars equipped with catalytic converters producing nearly half of that NOx. Since the Company's technology does not utilize precious metals, the Company's converter technology may be more effective in reducing total NOx and/or HC emissions by providing greater efficiency over time. However, the Company cannot predict whether such beliefs will be confirmed or disproved by further testing. The possibility that the Company's converter may have no advantage over existing converter technology, or may be less efficient than existing technology, in reducing some or all noxious emissions may limit the market acceptance of the Company's technology, and adversely affect the Company's ability to successfully exploit the technology.

     In July 1999, the Company released a press release stating, in part, that the Company believed that its technology was the only catalytic converter technology in the world that reduces NOx. That press release was incorrect, as the independent testing subsequently conducted by the Company demonstrated a reduction in NOx using conventional catalytic technology. That press release was predicated on
(a) preliminary testing of the Company's technology that showed a significant reduction in NOx emissions over a baseline and (b) a review of publicly available information regarding conventional catalytic converter technology and NOx emissions.

     The Company's tests have heretofore been limited, and there can be no assurance that further testing and limited production may not reveal problems with the technology. The testing conducted to date by the Company has shown that the converter may increase the so-called "back pressure" in the exhaust system. Back pressure occurs when the flow of gases through the exhaust system is restricted, making it more difficult for the engine's cyclinders to clear during the exhaust stroke and negatively affecting the engine's performance. The prototype tested by the Company was not specifically designed for the test vehicle, and the Company expected to encounter back pressure issues during the testing process. Reengineering of the converter to reduce back pressure to acceptable levels may result in additional costs and delays in the introduction of the Company's technology, but the Company believes that any delay attributable to such redesign will not exceed ninety days, and that the related costs will not exceed $30,000.

     The primary raw materials used in the manufacture of the Company's converters include molybdenum, copper, nickel and ceramics, all of which are generally available in the marketplace. The Company does not anticipate any material shortage of any raw material in the foreseeable future.

THE MARKET.

     The automotive/combustion engine marketplace itself is vast, including automobiles, trucks, outboard marine vehicles, specialty vehicles and equipment. There are currently 700 million automobiles and 250 million trucks on the road worldwide. Currently there are 40 million new vehicles and 10 million new trucks being produced each year. The Company intends to focus its efforts specifically on the North American market in the first three years of operation. The North American market represents 30% of the world market (200 million vehicles on the road) with an additional 12 million new vehicles produced each year.

     The manufacture of "honeycombs" or "cakes," which act as the filter of pollution in the catalytic converter, is dominated by two companies: (i) Corning Glass ("Corning"), which currently holds 70% of the world market, and NGK of Japan ("NGK") with the remaining 30% of the market. Corning has licensed NGK to produce the "cakes", using the same equipment and formulas as Corning. The Company expects to manufacture its cakes utilizing the same extrusion technology currently utilized by Corning and NGK, but extruding its own proprietary formulas, which the Company currently possesses. The Company will not be required to secure a license from Corning in connection with such manufacturing.

COMPETITION.

     Direct competition for the Company are other companies involved in the manufacturing process of the existing catalytic converter, including Corning and NGK. Corning and NGK are the presently the only two manufacturers of "cakes" for the catalytic converter.

     The Company will also face indirect competition in the form of alternative fuel consumption vehicles, such as those using methanol, hydrogen, ethanol and electricity. Currently, those technologies have shortcomings in range of operation, reliability, and availability of the technology and fuels at reasonable price points. The Company believes that alternative power will not rival the internal combustion engine in the near to medium-term future. In addition, the Company believes that it may face resistance in customer acceptance of a new technology, particularly since conventional converters have been the norm in the industry for the last 30 years. The Company will also be required to overcome long-standing contractual and other obligations and relationships between catalytic converter suppliers and the large automotive manufacturers.

PRICING.

     A finished catalytic converter currently sells to U.S. auto manufacturers for approximately $85. A finished exhaust pipe, with converter and muffler, currently sells to the U.S. auto manufacturers for about $250. In Europe, the finished exhaust pipe, with converter and muffler, sells to auto manufacturers for $500 to $700. The Company's current business plan provides for a sales price for a finished catalytic converter of approximately $70.


ITEM 2.   PROPERTIES.

     The Company does not presently own any real property. The Company leases office space from 404 Corporate Centre Inc. at 250 Shields Court, Unit #3, Markham, Ontario, Canada L3R 9W7 pursuant to a written lease agreement dated October 6, 1999. The term of the lease is for a period of two years terminating on October 31, 2002. The minimum annual rent is $28,800.


ITEM 3.   LEGAL PROCEEDINGS.

     No material legal proceedings are pending to which the Registrant is a party or of which any of Registrant's property is the subject matter. No legal proceedings are known to be contemplated by governmental authorities.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to the Securities Holders for a vote during the year ended December 31, 1999.


                              PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

     The Company's Common Stock is quoted on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "ESWW."

     The following table sets forth the high and low bid prices for the Common Stock for the quarters indicated, as reported by the Bloomberg Reporting Service. Such market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

                                          BID
     Quarter Ended                 High           Low
     1999
          March 31                 4.5625         0.85
          June 30                  3.0            0.5625
          September 30             4.875          1.25
          December 31              5.00           1.75

     At March 28, 2000, there were approximately 79 holders of record of the Common Stock.

SHARES ELIGIBLE FOR SALE

     Sales in the market of substantial amounts of currently outstanding Common Stock could have an adverse effect on the price of the Common Stock. As of March 28, 2000, 17,168,563 shares of Common Stock are freely trading shares, with the remainder of 10,833,975 shares of Common Stock currently subject to restrictions as to their resale.

DIVIDENDS

     The Company anticipates that for the foreseeable future, earnings will be retained for the development of its business. Accordingly, the Company does not anticipate paying dividends on the Common Stock in the foreseeable future. The payment of future dividends will be at the sole discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, capital requirements, the general financial condition of the Company and general business conditions.

Blue Sky Considerations.

     Some laws of some states prohibit the resale of securities issued by "blank check" or "shell" corporations. Because the Company was considered a "blank check" corporation until January 1999, it is possible that current shareholders may be unable to resell their securities in other states. The Company is unaware which particular states prohibit such resales, other than Idaho and Indiana.

     Further, because each state has a series of exempt securities transactions predicated upon the particular facts of each transaction, it is impossible to determine if a contemplated transaction by an existing shareholder would possibly violate the securities laws of any particular state.

     In the event a current shareholder or broker/dealer resells its securities in a state where such resales are prohibited, the Company believes that the seller thereof may be liable criminally and/or civilly under that particular state's laws. The Company believes that it will not be liable for such improper secondary sales.

     Existing shareholders should exercise caution in the resale of their shares of common stock in light of the foregoing.

Opinion of the Office of Small Business of the Division of Corporate Finance of the Securities and Exchange Commission.

     On January 21, 2000, the Office of Small Business of the Division of Corporate Finance of the Securities and Exchange Commission issued an opinion addressed to the National Association of Securities Dealers, Inc. advising it that both before and after a business combination or transaction with an operating entity, the promoters or affiliates of a blank check company, as well as their transferees, are "underwriters" of the securities issued. Accordingly the Office of Small Business concluded that the securities involved can only be resold through registration under the Securities Act of 1933 (the "Act") and Rule 144 of the Act is unavailable for resale transactions in this situation, regardless of the technical compliance with Rule 144.


ITEM 6.   SELECTED FINANCIAL DATA

     The following table sets forth certain financial data for, and as of the end of, the five years ended December 31, 1995, 1996, 1997, 1998 and 1999:

For the year ended:
                        1999      1998       1997    1996   1995
Results of Operation
Total Revenue                 -         -    -       -      -
Net Operating Expenses   845,543   151,939   -       -      -
Net earnings (loss)     (845,543) (151,939)  -       -      -
Net earning per loss
 per common share          (0.03)    (0.15)  -       -      -

Balance Sheets
 Total current assets     28,433
 Long term assets          2,327
 Current liabilities     231,675   151,939   -       -      -
Long term liabilities         -         -    -       -      -
Shareholders' equity
 (deficiency)           (200,905) (151,939)  -       -      -

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
GENERAL

     The Company is a development stage company. Prior to January 1999, the Company had no material operations, and there are no accordingly no meaningful comparisons with operating results from prior periods.

THE BBL ACQUISITION

     On January 29, 1999, the Company acquired 100% of the common shares of BBL Technologies, Inc., an Ontario, Canada corporation, by issuing 11,048,000 common shares. BBL holds the Canadian patent to the Company's catalytic converter technology. The Company acquired BBL in order to develop the technology into a commercial product.

     The Company owns the only shares with voting and participating rights in BBL. The original holder of the patented technology, Next Catalytic Converter Corporation ("NCCC"), an Ontario, Canada corporation, which is related to BBL due to common shareholders, transferred the technology to BBL on December 14, 1998 in return for 700,000 special shares with a fixed value of $453,900 which are non-voting, non-participating and are redeemable only at the discretion of BBL. For accounting purposes, no value is attributed to those shares.

     The acquisition has been accounted for by using the purchase method of accounting. In determining the value of the purchase of BBL, it is appropriate to use the quoted market price of the shares of the Company at the time of acquisition if the shares reflected the fair value of the Company. As the Company was a "shell company" at the time of acquisition, the fair value of the Company was nominal and thus the use of the market value of the shares of the Company in determining the purchase price would not be appropriate. As a result, the purchase price was determined based upon the fair value of the net assets of BBL, comprised of the patented technology. Since the technology was acquired in a non-arm's length transaction between BBL and NCCC, the original cost of the patented technology, as determined by NCCC, of $2,321, is deemed to be the acquisition price.

     The Company's business plan calls for expenditures of approximately $1.7 million over the next twelve months, and the catalytic converter technology is expected to reach the point of commercial viability on or prior to the end of that period.

     From inception through December 31, 1999, the Company expended approximately $524,892 in professional fees and expenses. Those fees included legal fees (including general corporate, securities and intellectual property counsel); audit fees; and consulting fees (including the services of Teodosio V. Pangia and Dr. Liber). From inception through December 31, 1999, the Company expended approximately $348,457 in development costs, which costs included development and production of the prototype catalytic converter, general research, and testing.

LIQUIDITY AND CAPITAL RESOURCES

YEAR ENDED DECEMBER 31, 1999

     During the twelve months ended December 31, 1999, the Company's cash and cash equivalents increased by $711,817, comprised of an increase of $658,250 from the issuance of common shares and an increase in loans payable of $58,567, offset by cash utilized in operating activities of $690,540.

     The Company has no present source of revenue, and does not anticipate generating any revenues until the catalytic converter technology is developed to the point of commercial viability. The Company believes that this commercial viability will occur on or before the end of 2000, but there is no assurance that such commercial viability will not be delayed, or that such commercial viability will ever be attained. Accordingly, the successful completion of the Private Placement and/or other financing will be essential for the Company to continue in operation until such time as the Company will be able to generate revenue.

     The Company has depleted its current cash resources, and does not presently have the funds to fully develop its technology and sustain the Company until its operating cash flow is positive. The Company presently expects to raise approximately one million dollars (before fees and expenses) through the Private Placement, and anticipates the Private Placement will be effected prior to January 26, 2000. However, there is no assurance that the Private Placement will be successful. Furthermore, the Private Placement, if successful, is unlikely to provide sufficient funds to sustain the Company until its cash flow is positive, and therefore the Company will likely be required to seek additional external financing, which may include the issuance of additional debt or equity securities.

     If the Company is unable to secure the required financing, it may be forced to take steps to curtail its expenses, such as reducing its staff or its research and development efforts. Any such action, however, may result in an inability to develop the catalytic converter technology to the point of commercial viability. In such event, the Company may be forced to cease operations.

YEAR 2000

     The Company did not experience any material problems as a result of the Year 2000 nor did the Company incur any material costs in preparation for the passing of the Year 2000. The Company will continue to monitor its computer systems, including hardware and software, to identify the systems that could be affected by the Year 2000 issue. Based upon the Company's lack of problems after December 31, 1999 and its current review of its systems, the Company does not believe that the Year 2000 problem will pose a material operations problem for it.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

DAREN, MARTENFELD, CARR, TESTA AND COMPANY LLP
Chartered Accountants
               20 Eglinton Avenue West  Telephone: 416-480-0160
               Suite 2100               Facsimile: 416-480-2646
               Toronto, Ontario
               M4R 1K8

AUDITORS' REPORT

To the Shareholders' and Board of Directors of Environmental Solutions Worldwide, Inc.
(formerly BBC Stock Market, Inc.)
(A Development Stage Company)

We have audited the balance sheet of Environmental Solutions Worldwide, Inc. (formerly BBC Stock Market, Inc.) (a development stage company) as at December 31, 1999 and 1998 and the statement of operations, cash flows and changes in shareholders' deficiency for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of Environmental Solutions Worldwide, Inc. (formerly BBC Stock Market, Inc.) (a development stage company) as at December 31, 1999 and 1998 and the results of its operations, cash flows and changes in shareholders' deficiency for the years ended December 31, 1999 and 1998 in accordance with generally accepted accounting principles in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has no established source of revenue, which raise substantial doubts about its ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DAREN, MARTENFELD, CARR, TESTA AND COMPANY LLP

DAREN, MARTENFELD, CARR, TESTA AND COMPANY LLP


Toronto, Ontario
March 13, 2000

A Member Firm of
Midsnell International

Environmental Solutions Worldwide, Inc.
(formerly BBC Stock Market, Inc.)
(A Development Stage Company)
Consolidated Balance Sheet
(U.S. Dollars)
As at December 31, 1999 and 1998

                                        December 31,   December 31,
                                   Note 1999           1998
ASSETS
Current
 Cash                                   $     21,277   $       -
 Sundry asset                                  7,166           -
                                        ------------   ----------
                                              28,443           -
Patented Technology                4           2,327           -
                                        ------------   ----------
                                        $     30,770   $       -
                                        ------------   ----------
LIABILITIES
Current
 Accounts payable                       $    173,108   $  151,939
 Loan payable, shareholders
  and officer, non-interest
  bearing and due on demand                   58,567           -
                                        ------------   ----------
                                             231,675      151,939
                                        ------------   ----------
SHAREHOLDERS' DEFICIENCY
Special shares, no par value,
 unlimited shares authorized,
 700,000 shares issued and
 outstanding                       4              -            -

Common shares, $.001 par value,
 50,000,000 shares authorized,
 28,002,538 shares issued and
 outstanding                       5          28,002        1,000
Additional paid-in capital                   778,575
(Deficit) accumulated
 during development stage                 (1,007,482)    (152,939)
                                        ------------   ----------
                                            (200,905)    (151,939)
                                        ------------   ----------
                                        $     30,770   $       -
                                        ============   ==========




See accompanying notes.


Approved by the Board:   /s/ Michael Oliver
                         Director

Environmental Solutions Worldwide, Inc.
(formerly BBC Stock Market, Inc.)
(A Development Stage Company)
Consolidated Statement of Operations
(U.S. Dollars)
For the Years Ended December 31, 1999 and 1998

                         Year Ended     Year Ended     10/15/97
                         December 31,   December 31,   (Inception) to
                    Note 1999           1998           12/31/99
Expenses
 Development costs  6    $  348,457     $       -      $    348,457
 Professional fees          167,100        150,000          317,100
 Consulting fees            207,792             -           207,792
 Office and general         127,094          1,939          130,033
 Director fees                4,100             -             4,100
                         ----------     ----------     ------------
Net loss                 $ (854,543)    $ (151,939)    $ (1,007,482)
                         ==========     ==========     ============
Loss per share information:
 Basic                   $    (0.03)    $    (0.15)    $      (0.03)
 Diluted                      (0.03)         (0.15)           (0.03)
                         ==========     ==========     ============
Weighted average
 number of shares
 outstanding             26,519,481      1,000,000       26,519,481
                         ==========     ==========     ============



























See accompanying notes.

Environmental Solutions Worldwide, Inc.
(formerly BBC Stock Market, Inc.)
(A Development Stage Company)
Consolidated Statement of Changes in Shareholders' Deficiency
(U.S. Dollars)
For the Years Ended December 31, 1999 and 1998

                                                          Deficit
                                                          Accumulated
                                               Additional During
                         Common     Share      Paid-In    Development
ACTIVITY                 Shares     Amount     Capital    Stage      Total
Shares issued at
 inception for services  1,000,000  $   1,000  $     -    $       -  $   1,000

Net loss for the period
 ended December 31, 1987        -          -         -        (1,000)   (1,000)

Net loss for the
 period ended
 December 31, 1998              -          -         -      (151,939) (151,000)
                        ----------   -------- --------- ------------ ---------
Balance,
 December 31, 1987
 to December 31, 1998    1,000,000      1,000        -      (152,939) (151,939)
Net loss for
 the year ended
 December 31, 1999              -          -         -      (854,543) (854,543)
Shares issued
 in settlement
 of debt                15,000,000     27,002   122,998           -    150,000
Shares issued for cash,
 net of issuance costs
 of $136,750               954,538         -    653,250           -    653,250
Shares issued on
 acquisition of BBL
 Technologies, Inc.     11,048,000         -      2,327           -      2,327
                        ----------   -------- --------- ------------ ---------
Balance,
 December 31, 1999      28,002,538   $ 28,002 $ 778,575 $(1,007,482) $(200,905)
                        ==========   ======== ========= ============ =========
























See accompanying notes.

Environmental Solutions Worldwide, Inc.
(formerly BBC Stock Market, Inc.)
(A Development Stage Company)
Consolidated Statement of Cash Flows
(U.S. Dollars)
For the Years Ended December 31, 1999 and 1998

                         Year Ended     Year Ended     10/15/97
                         December 31,   December 31,   (Inception) to
                         1999           1998           12/31/99
Net loss                 $ (854,543)    $ (151,939)    $ (1,007,482)
Adjustment to reconcile
 net loss to net cash
 provided by (used in)
 operating activities:
Changes in assets and
 liabilities
 Increase in sundry
  asset                      (7,166)                         (7,166)
 Increase in accounts
  payable                   171,169        151,939          324,108
                         ----------     ----------     ------------
Net cash provided by
 (used in) operating
 activities                (690,540)            -          (690,540)
                         ----------     ----------     ------------
Cash flows from financing
 activities:

 Issue of common shares,
  net of
  Issuance costs            653,250             -           653,250

 Increase in loan payable    58,567             -            58,567
                         ----------     ----------     ------------
                            711,817             -           711,817
                         ----------     ----------     ------------
Increase in cash             21,277             -            21,277
Cash and cash equivalents
 at beginning of year            -              -                -
                         ----------     ----------     ------------
Cash and cash equivalents
 at end of year          $   21,277     $       -      $     21,277
                         ==========     ==========     ============

Supplemental disclosures

Non-cash investing and
 financing activities
 Conversion of accounts
  payable into equity    $  150,000             -      $    150,000
 Acquisition of BBL           2,327             -             2,327
                         ----------     ----------     ------------

See accompanying notes.

Environmental Solutions Worldwide, Inc.
(formerly BBC Stock Market, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
(U.S. Dollars)
December 31, 1999 and 1998

1.   BASIS OF PRESENTATION - DEVELOPMENT STAGE COMPANY

Environmental Solutions Worldwide, Inc. ("the Company") is considered to be in the development stage, and the accompanying financial statements represent those of a development stage enterprise. The successful completion of the company's business plan and, ultimately, the attainment of profitable operations is dependent upon future events, including obtaining adequate financing to fulfil its business plan.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However the Company has sustained continuing operating losses and lacks a source of commercial income, which creates uncertainty about the Company's ability to continue as a going concern. The Company's ability to continue operations as a going concern and to realize its assets and to discharge it liabilities is dependent upon obtaining additional financing sufficient for continued operations as well as the achievement and maintenance of a level of profitable operations.

Management believes that the actions that are being taken and planned regarding the Company's operations provide for the opportunity for the Company to continue as a going concern.

2.   BUSINESS

The Company was incorporated on October 15, 1987 in the state of Florida and was inactive until January 29, 1999 when it acquired 100% of the issued and outstanding common shares of BBL Technologies Inc. ("BBL"), a private Ontario, Canada corporation.

BBL, a wholly owned subsidiary of the Company holds the Canadian patent to a catalytic converter/muffler technology.

As the technology is in its development phase, the Company is still considered to be a development stage company.

3.   SIGNIFICANT ACCOUNTING POLICIES

Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany transactions are eliminated.

Environmental Solutions Worldwide, Inc.
(formerly BBC Stock Market, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
(U.S. Dollars)
December 31, 1999 and 1998

3. SIGNIFICANT ACCOUNTING POLICIES (Cont'd.)

Estimates

The preparation of the Company's financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. Estimates that are particularly susceptible to change in the near term include the evaluation of the recoverability of the patented technology.

Financial Instruments

The Company's short-term financial instruments consists of accounts payable. The carrying amounts of the Company's financial instruments approximates fair value because of their short-term maturities. The Company does not hold or issue financial instruments for trading purposes nor does it hold or issue interest rate or leveraged derivative financial instruments.

Net Loss Per Share

The basic loss per share is computed by dividing the net loss for the period by the weighted average number of common shares outstanding for the period. When present, common stock equivalents are excluded from the computation if their effect would be antidilutive. Shares issued at inception are considered to be outstanding for the entire period presented.

Cash and Cash Equivalents

Cash and cash equivalent consist of cash and other highly liquid debt instruments with an original maturity of less than three months.

Patented Technology

The patented technology is carried at cost less amounts amortized. Amortization will be provided once the product has begun its test marketing phase and will be based on an estimate of the time required for the Company to cover its initial investment.

Recent Pronouncements

SFAS N. 120, "Reporting Comprehensive Income," establishes guidelines for all items that are to be recognized under accounting standards as components of comprehensive income to be reported in the financial statements. The statement is effective for all periods beginning after December 15, 1997 and reclassification of financial statements for earlier periods will be required for comparative purposes. To date, the Company has not engaged in transactions which would result in any significant difference between its reported net loss and comprehensive net loss as defined in the statement.

Environmental Solutions Worldwide, Inc.
(formerly BBC Stock Market, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
(U.S. Dollars)
December 31, 1999 and 1998

4.  ACQUISITION

On January 29, 1999, the Company acquired 100% of the common shares of BBL Technologies Inc., an Ontario, Canada Corporation by issuing 11,048,000 common shares. BBL Technologies Inc. ("BBL") holds the Canadian patent to a catalytic converter/muffler technology. The Company acquired BBL in order to develop the technology into a commercial product.

The Company owns the only shares of BBL with voting and participating rights. The original holder of the patented technology Next Catalytic Converter Corporation ("NCCC"), an Ontario, Canada corporation, which is related to BBL due to common shareholders, transferred the technology to BBL on December 14, 1998 in return for 700,000 special shares with a fixed value of $453,900. These shares are non-voting, non-participating and are retractable only at the discretion of BBL. No value has been attributed to those shares.

The acquisition has been accounted for by using the purchase method of accounting. In determining the value of the purchase of BBL, it is appropriate to use the quoted market price of the shares of the Company at the time of acquisition if the shares reflected the fair value of the Company. As the Company was a "shell company" at the time of acquisition, the fair value of the Company was nominal and thus the use of the market value of the shares of the Company in determining the purchase price would not be appropriate.
As a result, the purchase price was determined based upon the fair value of the net assets of BBL, being the patented technology. Since the technology was acquired in a non-arm's length transaction between BBL and NCCC, the original cost of the patented technology, as determined by NCCC, being $2,327 is deemed to be the acquisition price.

     Patented technology           $ 2,327
     Special shares                     -
                                   -------
                                   $ 2,327
                                   =======

5.  SHAREHOLDERS' EQUITY

On July 22, 1998, the Company's Board of Directors approved an amendment to the Company's Articles of Incorporation whereby the authorized capital was increased to 50,000,000 of $.001 par value common stock. Additionally, a forward stock split of 10,000 shares to 1 share was approved. All share and per share data included in these financial statements has been restated to reflect the effect of the stock split.

Environmental Solutions Worldwide, Inc.
(formerly BBC Stock Market, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
(U.S. Dollars)
December 31, 1999 and 1998

5.  SHAREHOLDERS' EQUITY (continued)

At inception, the Company issued 1,000,000 shares of common stock with an ascribed value of $1,000 to an officer for services provided in connection with the organization of the Company. The value of the services had been charged to operations for the period ended December 31, 1987.

On January 21, 1999, the Company satisfied $150,000 of the accounts payable and accrued liabilities by the issuance of 15,000,000 common shares.

The Company issued 954,538 common shares for net proceeds of $653,250.

The Company acquired BBL (Note 4) by the issuance of 11,048,000 common shares with an ascribed value of $2,327.

6.  DEVELOPMENT COSTS

The Company through its wholly owned subsidiary has commenced the development phase of its patented technology. The development costs incurred up to December 31, 1999 are summarized as follows:

     Product Development                $ 193,592
     Consulting                            77,256
     Travel                                77,609
                                        ---------
                                        $ 348,457
                                        =========

7.  OPTIONS AND WARRANTS

i)   Warrants

          Exercise
Issued    Amount         Due Date       Exercised Cancelled Outstanding
60,000    $2.50/warrant  April 9, 2004  -         -         60,000
62,500    $3.00/warrant  April 9, 2004  -         -         62,500

ii)  Options

The Company granted options to consultants of the Company. The options can be exercised any time up to December 31, 2000.

Environmental Solutions Worldwide, Inc.
(formerly BBC Stock Market, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
(U.S. Dollars)
December 31, 1999 and 1998

7.  OPTIONS AND WARRANTS

Activity of Stock Options is summarized below:

                                                       Weighted
                         Options   Low       High      Average
Options outstanding
 January 1, 1998              -        -         -         -
Granted during period    105,000   $ 2.00    $ 2.00    $ 2.00
                         -------   ------    ------    ------
Options outstanding
 December 31, 1999       105,000   $ 2.00    $ 2.00    $ 2.00
                         -------   ------    ------    ------
Weighted average
 remaining life of
 options                 1  year
                         -------

Stock-Based Compensation

The compensation expense has been recognized for its stock-based compensation plan. The compensation costs for the Stock Options granted has been determined based on the fair value at the grant date, consistent with the methodology prescribed under SFAS 123.

The weighted average fair value of all options granted during fiscal 1999 was estimated as of the date of grant using the Black-Scholes option pricing model with the following weighted average results and assumptions.

                                                       Year Ended
                                                       12/31/99

Estimated stock-based compensation costs               $ 65,520

Weighted average fair value of options issued              0.62

Expected option life, in years                             1.00

Volatility                                                  75%

Risk free interest rate                                    5.5%

Dividend yield                                              -

Environmental Solutions Worldwide, Inc.
(formerly BBC Stock Market, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
(U.S. Dollars)
December 31, 1999 and 1998

7.  OPTIONS AND WARRANTS (continued)

The Black-Scholes model used by the Company to calculate option values, as well as other currently accepted option valuation models, were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated values. Accordingly, Management believes that this model does not necessarily provide a reliable single measure of the fair value of the Company's stock option awards.

8.  RELATED PARTY TRANSACTIONS

i. The patented technology was acquired by the Company's wholly owned subsidiary BBL for $2,327 from a company with the same common shareholders (Note 4).

ii. Included in development costs and consulting fees are payments of $93,514 to Bruno Liber, a significant shareholder.

iii. Included in development costs are consulting fees of $64,234 which were paid to TVP Consulting Services, a company which is related to a shareholder of the Company.

iv. Included in professional fees are charges for legal services of $55,747 (1998 - $150,000) from a former officer of BBL.

v. Included in development costs are reimbursement of travel costs of $42,500 to the CEO of the Company.

9.  COMMITMENTS

The Company is committed to a lease for its premises for two years ending October 31, 2001 with minimum lease payments of $28,800 per annum.

The Company entered into a consulting agreement with a significant shareholder to provide technical services regarding the development of the Company's Patented Technology. The agreement is for two years and ends in January 2002 and pays the consultant $5,400 per month.

Environmental Solutions Worldwide, Inc.
(formerly BBC Stock Market, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements
(U.S. Dollars)
December 31, 1999 and 1998


10. YEAR 2000

Uncertainty due to the Year 2000 Issue

The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the Year 2000 Issue that may affect the entity, including those related to customers, suppliers, or other third parties, have been fully resolved.

11.  INCOME TAXES

At December 31, 1999, the Company had net loss carry forwards for income tax purposes of approximately $1,179,000, which expire at various years to 2013 the benefits of which have not been recorded in these statements.

12.  CHANGE OF NAME

On February 19, 1999, the Company changed its name to Environmental Solutions Worldwide, Inc.

13.  SUBSEQUENT EVENT

On January 26, 2000 the Company issued 720,000 common shares for
$1,000,000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no disagreements with the Company's independent accountants on accounting and financial matters within the three year period ended December 31, 1999, or in any period subsequent to that date.

     In August 1998, the Board of Directors determined to engage a new audit firm (the Board of Directors did not, and does not now, have an audit committee), and terminated the services of the former auditor, James E. Scheifly & Associates, P.C. There were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement, disclosure, or auditing scope or procedure, that would have caused the former accountants to make reference thereto in its reports, including matters that were resolved to the satisfaction of the former accountant.


                              PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
          PERSONS

Officers and Directors

     The officers and directors of the Company are as follows:

Bengt G. Odner            46       Chief Executive Officer

Adam M. Oliver            45       President and sole member of the
                                   Board of Directors

Bruno B. Liber            77       Chief Technology Officer

     All directors hold office until the next annual meeting of shareholders and until their successors have been elected and qualified. The Company's officers are elected by the Board of Directors at the annual meeting after each annual meeting of the Company's shareholders and hold office until their death, or until they resign or have been removed from office.

Officer and Directors Biographical

     Bengt George Odner is the Chief Executive Officer of the Company. He was appointed Chief Executive Officer by the Company's sole director in August 1999. Mr. Odner has been a director of Crystal Fund Ltd., a Bermuda mutual fund, and a director of Crystal Fund Managers, Ltd. since 1996. From 1990 through 1995, Mr. Odner was the Chairman of Altus Nord AB, a property holding company specializing in Scandinavian properties and a wholly-owned subsidiary of Credit Lyonais Bank Paris.

     Adam Michael Oliver is President and the sole director of the Company. Mr. Oliver was elected director by the written consent of the majority shareholder of the Company in October 1998 and became President of the Company in October 1998. For more than the past five years, Mr. Oliver has been a Barrister and Soliciter with the firm of White, Coach, Kapusts & Oliver, a law firm specializing in real estate, corporate, commercial and estate law. Mr. Oliver is also the sole director and President of BBL, the Company's wholly-owned subsidiary.

     Dr. Bruno Benjamin Liber has been the technical director for the Company since January 1999. He is the inventor of the catalytic converter technology that forms the basis for the Company's anticipated business. From 1997 through 1999, Dr. Liber was a technical director for Next Catalytic Converter Corporation, and previous to that Dr. Liber was an independent inventor. As of August 30, 1999, Mr. Liber was 77 years old.

     Teodosio V. Pangia is the principal of TVP Consulting Services, which has provided consulting services to the Company since November, 1997. Those consulting services consisted of meetings with suppliers and vendors to coordinate the production of the Company's prototype and proposed manufacturing activities; overseeing testing activities; meetings and discussions with the Company's potential business partners; and acting as liaison between investors and the Company. From 1994 through 1997, Mr. Pangia was director and Chief Executive Officer of Ecology Pure Air International, a Canadian company engaged in the business of developing an automobile fuel catalyst. In 1997, a petition in bankruptcy was brought against Mr. Pangia in the Ontario Court of Justice. That petition, and a related order, were dismissed. As of August 30, 1999, Mr. Pangia was 40 years old.

     There are no family relationships between any director or executive officer and any other director or executive officer.

     There are no agreements or understandings for any officer or director to resign at the request of another person and that none of the officers or directors are acting on behalf of or will act at the direction of any other person. The officers and directors may resign, however, at the time of the acquisition or merger at the request of the management of the acquisition candidate.

     The activities of each Officer and Director will be material to the operation of the Company. No other person's activities will be material to the operation of the Company. There are no promoters of the Company, other than its Officers and Directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934.

     Section 16(a) of the Securities and Exchange Act of 1934 requires certain defined persons to file reports of and changes in beneficial ownership of a registered security with the Securities and Exchange Commission and the National Association of Securities Dealers in accordance with the rules and regulations promulgated by the Commission to implement the provisions of Section 16. Under the regulatory procedure, officers, directors and persons who own more than ten percent of a registered class of a company's equity securities are also required to furnish the Company with copies of all Section 16(a) forms they filed.

     Based on review of the copies of Forms 3 and a review of the records of the Company's transfer agent, all reports required to be filed pursuant to Section 16(a) have been filed with the Commission.

ITEM 11.  EXECUTIVE COMPENSATION

     Mr. Oliver, the President of the Company, received a total of $4,100 in compensation for his services to the Company during the year ended December 31, 1999. Mr. Odner currently serves without compensation.

                     SUMMARY COMPENSATION TABLE

                  Annual Compensation           Long-Term Compensation
                                Annual    Other          Stock     Other
Name             Year Salary    Bonus     Compensation   Awards    Compensation
Adam M. Oliver   1999 0         0         4,100          None      0
Bengt Odner      1999 0         0             0          None      0

OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

     There were no grants of options or other rights to acquire stock to employees of the Company in the past fiscal year.

EMPLOYMENT AGREEMENTS

     The Company does not presently have formal employment agreements with any employees or officers.

COMPENSATION OF DIRECTORS

     The Company does not presently compensate its sole director for his attendance at meetings of the Board of Directors.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

     The following schedule sets forth the Common Stock ownership of each person known by the Company to be the beneficial owner of five per cent or more of the Company's Common Stock, each director individually, and all officers and directors of the Company as a group. Each person has sole voting and investment power with respect to the shares of Common Stock shown, and all ownership is of record and beneficial.

                        BENEFICIAL OWNERSHIP

Name and                 Number of                               Percent
Address                  Common Shares       Position            of Class [2]
Bengt G. Odner [3]           650,000         Chief Executive       *
Jervaulx Hall                                Officer
Jervaulx, North Yorkshire
United Kingdom  HG4 4PH

Adam M. Oliver [1]                 0         President and         *
                                             Sole Director

All Directors and
Officers as a
group (2 persons)            650,000                               *


Dr. Bruno Liber            5,000,000         Chief Technology    17.9%
#804-165 LaRose Avenue                       Officer
Etoicoke, Ontario
Canada

Teodosio
 V. Pangia (4)             3,170,975                             11.3%

*    Less than 5% of the outstanding shares of Common Stock.

[1]  Address is c/o the Company, at 250 Shields Court, Unit #3,
     Markham, Ontario Canada L3R 9W7, unless otherwise noted.

[2] Beneficial ownership is determined in accordance with the rules of the Securities & Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 1999, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned.

[3]  The shares listed as beneficially owned by Mr. Odner include
     400,000 shares held by Crystal Fund Ltd., a Bermuda mutual fund, of which Mr. Odner is a director.

[4] The shares beneficially owned by Mr. Pangia are held of record by Tyler Dylan Corp., an Ontario corporation in which Mr. Pangia is the sole stockholder.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

AGREEMENTS WITH AFFILIATED PARTIES

     In June 1999, the Company paid consulting fees of approximately $64,000 to TVP Consulting Services, a company in which Teodosio Pangia, a beneficial owner of approximately 11.3% of the Company's stock, is the principal.

     On January 29, 2000, the Company entered into a consulting agreement with Bruno B. Liber, an affiliate of the Company, to provide technical services regarding the development of the Company's technology. The agreement is for a period of two years and ends
January 29, 2002. Dr. Liber is paid $5,400 per month as consideration for his services.


       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          8-K.

(a)  Financial Statements are contained in Item 8.

(b)  Reports on Form 8-K

     No reports on Form 8-K have been filed for the period ended
     December 31, 1999.

(c)  Exhibits.

     The following documents are incorporated herein by reference from the Registrant's Form 10 Registration Statement (SEC File No. 000-30392) filed with the Securities and Exchange Commission on November 18, 1999:

Exhibit
Number    Description

3.1       Articles of Incorporation of the Company, as amended.

3.2       Bylaws of the Company.

4.1       Warrant Certificate.

10.1 Agreement dated January 29, 1999 by and between the shareholders of BBL Technologies Inc. and the Company.

10.2 Consulting Agreement dated March 31, 1999 by and between May Davis Group and the Company.

10.3 Commission Agreement dated March 31, 1999 by and between May Davis Group and the Company.

10.4 Option Agreement dated June 21, 1999, between David Coates o/a Fifth Business and the Company.

10.5 Option Agreement dated June 21, 1999, between Zoya Financial Corp. and the Company.

16.1      Letter from James E. Scheifley & Associates, P.C.

21.1      List of Subsidiaries.


     The following exhibits are include in this registration statement:

10.6      Consulting Agreement with Bruno Liber

10.7      Office Lease

     SIGNATURE PAGE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 29th day of March, 2000.

                         ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                         (Registrant)

                         BY:  /s/ Adam M. Oliver
                              Adam M. Oliver, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on this 29th day of March, 2000.


SIGNATURES                    TITLE                    DATE



/s/ Bengt G. Odner
Bengt G. Odner                Chief Executive Officer  March 29, 2000



/s/ Adam Michael Oliver
Adam Michael Oliver           President and sole       March 29, 2000
                              Member of the
                              Board of Directors