Form 10QSB
period 2000-03-31
ENVIRONMENTAL SOLUTIONS WORLDWIDE INC
filed 2000-05-15
CIK 1082278

-----------------------------------------------------------------
-----------------------------------------------------------------
                 SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.   20549
                 ----------------------------------

                             FORM 10-QSB

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 2000.

[   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from: __________ to  ___________.


           ----------------------------------------------
                  Commission file number 000-30392
           ---------------------------------------------


               ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
      (Exact name of Registrant as specified in its charter.)


Florida                                 N/A
(State of other jurisdiction of         (IRS Employer
incorporation or organization)          Identification No.)


                          250 Sheilds Court
                              Unit #3
                          Markham,  Ontario
                           Canada L4B 1B9
   (Address of principal executive offices, including zip code.)


                           (905) 947-9923
        Registrant's telephone number, including area code.

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES [ x ]          NO    [    ]

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value per share, at May 11, 2000 was 28,002,538 shares.

-----------------------------------------------------------------------
-----------------------------------------------------------------------

Environmental Solutions Worldwide, Inc.
(formerly BBC Stock Market, Inc.)
(A Development Stage Company)
Interim Consolidated Balance Sheet
(U.S. Dollars)
(Unaudited)


                                        Unaudited      Audited
                                        March 31,      December 31,
                                        2000           1999

Assets

Current
 Cash                                   $    476,249   $     21,277
 Sundry asset                                  7,166          7,166
                                        ------------   ------------
                                             483,415         28,443

Capital assets, net                           24,104             -

Patented Technology           4                2,327          2,327
                                        ------------   ------------
                                        $    509,846   $     30,770
                                        ============   ============
Liabilities

Current
 Accounts payable                       $    127,399   $     173,108
 Loan payable, shareholders and
  officer, non-interest bearing
  and due on demand                           40,000          58,567
                                        ------------   -------------
                                             167,399         231,675
                                        ------------   -------------
Shareholders' Equity
Special shares, no par value,
 unlimited shares authorized,
 700,000 shares issued and
 outstanding                                      -               -
Common shares, $.001 par value,
 50,000,000 shares authorized,
 28,772,538 shares issued and
 outstanding                                  28,002          28,002
Additional paid-in capital                 1,853,965         778,575
(Deficit) accumulated during
 development stage                        (1,539,520)     (1,007,482)
                                        ------------   -------------
                                             342,447        (200,905)
                                        ------------   -------------
                                        $    509,846   $      30,770
                                        ============   =============

Environmental Solutions Worldwide, Inc.
(formerly BBC Stock Market, Inc.)
(A Development Stage Company)
Interim Consolidated Statement of Operations
(U.S. Dollars)

                              Unaudited      Unaudited
                              Three Month    Three Month    Audited
                              Period Ended   Period Ended   Year Ended
                              March 31,      March 31,      December
                              2000           1999           31, 1999
Expenses
 Development costs            $  362,213     $  80,000      $  348,457
 Professional fees               109,881            -          167,100
 Consulting fees                  26,711            -          207,792
 Office and general               31,965            -          127,094
 Director fees                        -             -            4,100
 Amortization                      1,268            -               -
                              ----------     ---------      ----------
Net Loss                      $ (532,038)    $  80,000      $ (854,543)
                              ==========     =========      ==========
Loss per share information:
 Basic                        $    (0.02)    $   (0.08)     $    (0.03)
 Diluted                           (0.02)        (0.08)          (0.03)
                              ----------     ---------      ----------
Weighted average number of
 shares outstanding           28,412,539     1,000,000      26,519,481
                              ==========     =========      ==========

Environmental Solutions Worldwide, Inc.
(formerly BBC Stock Market, Inc.)
(A Development Stage Company)
Interim Consolidated Statement of Changes in Shareholders' Equity
(U.S. Dollars)
For the Three Month Period Ended March 31, 2000
(Unaudited)

                                             Deficit
                                                   Accumulated
                                      Additional   During
               Common       Share     Paid-in      Development
Activity       Share        Amount    Capital      Stage          Total

Balance,
 12/31/99      28,002,538   $ 28,002  $   778,575  $ (1,007,482)  $   (530,770)

Loss for the
 period                -          -            -      (532,038)        (532,038)

Shares issued
 for cash         720,000         -     1,000,390           -         1,000,390

Shares issued
 for Services      50,000         -        75,000           -            75,000
               ----------   --------  -----------  -----------      -----------
               28,772,538   $ 28,002  $ 1,853,965  $(1,539,520)     $   342,447
               ==========   ========  ===========  ===========      ===========

Environmental Solutions Worldwide, Inc.
(formerly BBC Stock Market, Inc.)
(A Development Stage Company)
Interim Consolidated Statement of Cash Flows
(U.S. Dollars)


                              Unaudited      Unaudited
                              Three Month    Three Month    Audited
                              Period Ended   Period Ended   Year Ended
                              March 31,      March 31,      December
                              2000           1999           31, 1999

Net loss                      $ (532,038)    $ (854,543)    $ 80,000
Adjustment to reconcile net
 loss to net cash provided by
 (used in) operating activities:
 Amortization                      1,268             -            -
 Shares issued for services       75,000             -            -
Changes in assets and liabilities
 Increase in sundry asset
 (Decrease) increase in accounts
  payable                        (45,709)        (7,166)          -
                              ----------     ----------     --------
Net cash provided by (used in)
 operating activities           (501,479)      (690,540)          -
                              ----------     ----------     --------
Cash flows from investing
 activities:
 Acquisition of capital
  assets                         (25,372)            -            -
                              ----------     ----------     --------
Cash flows from financing
 activities:
 Issue of common shares,
  net of issuance costs        1,000,390        653,250       80,000
Increase in loan payable         (18,567)        58,567           -
                              ----------     ----------     --------
                                 981,823        711,817           -
                              ----------     ----------     --------
Increase in cash during
 the period                      454,972         21,277           -

Cash and cash equivalents at
 beginning of period              21,277             -            -
                              ----------     ----------     --------
Cash and cash equivalents at
 end of period                $  476,249     $   21,277     $     -
                              ==========     ==========     ========

Supplemental disclosures

Non-cash investing and
financing activities
Conversion of accounts
 payable into equity          $       -      $  150,000     $     -
Acquisition of BBL                    -           2,327           -
                              ==========     ==========     ========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

Plan of Operation

     The Company is a development stage enterprise. It has not generated any revenues from operations during the last two years. Accordingly, there are no meaningful comparisons with operating results from prior periods.

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

     The Company's business plan calls for expenditures of approximately $1,000,000 over the next twelve months, and the catalytic converter technology is expected to reach the point of commercial viability on or prior to the end of nine months. Other than as discussed herein or in connection with the development of its existing products, the Company does not anticipate any additional product research or development; any purchase or sale of plant and significant equipment; or any significant changes in the number of employees.

LIQUIDITY AND CAPITAL RESOURCES

QUARTER ENDED MARCH 31, 2000

     The Company has no present source of revenue, and does not anticipate generating any revenues until the catalytic converter technology is developed to the point of commercial viability. The
Company believes that this commercial viability will occur on or before the end of 2000, but there is no assurance that such commercial viability will not be delayed, or that such commercial viability will ever be attained. Accordingly, the successful completion of the sale of equity securities and/or other financing will be essential for the Company to continue in operation until such time as the Company will be able to generate revenue.

     In January 2000, the Company sold 720,000 shares of its common stock to two persons in consideration of $1,000,000. The sales were made pursuant to Section 4(2) of the Securities Act of 1933 (the "Act"). No commissions were paid in connection with the sale.

     The Company continues to deplete its current cash resources, and does not presently have the funds to fully develop its technology and sustain the Company until its operating cash flow is positive. The Company presently expects to raise additional money through the sale of its securities. However, there is no assurance that the Company will be successful in raising additional capital.

     If the Company is unable to secure the required financing, it may be forced to take steps to curtail its expenses, such as reducing its staff or its research and development efforts. Any such action, however, may result in an inability to develop the catalytic converter technology to the point of commercial viability. In such event, the Company may be forced to cease operations.

     During the three month period ended March 31, 2000 the Company's cash and cash equivalents increased by $454,972 comprised an increase of $1,000,000 for the issuance of restricted shares of common stock and offset by cash used in operating activities, investing activities and financing activities of $501,479, $25,372 and $18,567 respectively.



EXHIBIT INDEX

Exhibit No.    Description

27             Financial Data Schedule

                          SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of
1934, the Registrant has duly caused this report to be signed on   its
behalf by the undersigned, thereunto duly authorized.

     Dated this 12th  day of May, 2000.


                         ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                         (the "Registrant")



                         BY:  /s/ Bengt G. Odner
                              Bengt G. Odner, Chief Executive Officer