Form 10QSB
period 2000-06-30
ENVIRONMENTAL SOLUTIONS WORLDWIDE INC
filed 2000-08-14
CIK 1082278

-----------------------------------------------------------------
-----------------------------------------------------------------
                 SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.   20549
                 ----------------------------------

                             FORM 10-QSB

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 2000.

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


                          250 Shields Court
                               Unit #3
                          Markham, Ontario
                           Canada L3R 9W7
   (Address of principal executive offices, including zip code.)


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

                  YES [ x ]          NO    [    ]

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value per share, at June 30, 2000 was 28,772,538 shares.

-----------------------------------------------------------------------
-----------------------------------------------------------------------

Environmental Solutions Worldwide, Inc.
(formerly BBC Stock Market, Inc.)
(A Development Stage Company)
Interim Consolidated Balance Sheet
(U.S. Dollars)
(unaudited)



                                          Unaudited    Audited
                                           June 30,  December 31,
                                             2000       1999
Assets

Current
  Cash                                $     127,239   $      21,277
  Sundry assets                              16,021           7,166
                                      -------------   -------------
                                            143,260          28,443
  Capital assets, net                        22,899             -
  Patents and Trademarks                     35,801           2,327
                                      -------------   -------------
                                      $     201,960   $      30,770
                                      =============   =============
Liabilities

Current
  Accounts payable and accrued
   liabilities                        $     302,111   $     173,108
  Loan payable, shareholders and
   officer, non-interest bearing
   and due on demand                         40,000          58,567
                                      -------------   -------------
                                            342,111         231,675
                                      =============   =============
Shareholders' Deficiency

 Special shares, no par value, unlimited
  shares authorized, 700,000 shares
  issued and outstanding                        -               -
 Common shares, $.001 par value,
  50,000,000 shares authorized,
  28,772,538 shares issued and
  outstanding                                28,002          28,002
 Additional paid-in capital               1,853,965         778,575
 (Deficit) accumulated during
  development stage                      (2,022,118)     (1,007,482
                                      -------------   -------------
                                           (140,151)       (200,905)
                                      -------------   -------------
                                      $     201,960   $      30,770
                                      =============   =============

Environmental Solutions Worldwide, Inc.
(formerly BBC Stock Market, Inc.)
(A Development Stage Company)
Interim Consolidated Statement of Operations
(U.S. Dollars)
(unaudited)



                              Unaudited     Unaudited
                              Six Month    Six Month      Audited
                            Period Ended   Period Ended  Year Ended
                              June 30,       June 30,    December 31,
                                2000           1999         1999

Expenses
 Development costs        $    584,256   $    373,110   $    348,457
 Professional fees             128,027         62,371        167,100
 Consulting fees                88,483         31,500        207,792
 Office, travel and general    196,805         11,635        127,094
 Directors fees                 14,587          4,100          4,100
 Amortization                    2,478            -              -
                          ------------   ------------   ------------
Net loss                  $ (1,014,636) $    (482,716) $    (854,543)
                          ============  =============  =============

Loss per share information:
 Basic                    $      (0.04) $       (0.02) $       (0.03)
 Diluted                         (0.03)          -             (0.03)


Weighted average number
 of shares outstanding      28,644,205     23,890,728     26,519,481
                          ============  =============  =============

Environmental Solutions Worldwide, Inc.
(formerly BBC Stock Market, Inc.)
(A Development Stage Company)
Interim Consolidated Statement of Change in Shareholders' Deficiency (U.S. Dollars)
For the Six Month Ended June 30, 2000
(unaudited)
                                                  Deficit
                                                  Accumlated
                                      Additional  During
                 Common      Share    Paid-In     Development
Activity         Shares      Amount   Capital     Stage          Total
Balance,
 12-31-1999      28,002,538  $28,002  $  778,575  $(1,007,482)$ (200,905)

Loss for the period     -       -            -     (1,014,636)(1,014,636)

Shares issued
 for cash           720,000     -      1,000,390          -    1,000,390

Shares issued for
 services            50,000     -         75,000          -       75,000
                -----------  -------  ----------  ----------- ----------
                 28,772,538  $28,002  $1,853,965  $(2,022,118)$ (140,151)
                ===========  =======  ==========  =========== ==========

Environmental Solutions Worldwide, Inc.
(formerly BBC Stock Market, Inc.)
(A Development Stage Company)
Interim Consolidated Statement of Cash Flows
(U.S. Dollars)
(unaudited)
                              Unaudited                  Unaudited
                              Six Month     Audited      Six  Month
                              Period Ended  Year Ended   Period Ended
                                June 30,    December 31,  June 30,
                                  2000           1999

Net loss                      $ (1,014,636)  $ (854,543)  $ (482,716)
 Adjustment to reconcile net
  loss to net cash provided by
 (used in) operating activities:
  Issuance of options              130,121          -            -
  Amortization                       2,478          -            -
  Shares issued for services        75,000          -
Changes in assets and liabilities
  Increase in sundry asset          (8,860)      (7,166)         -
 (Decrease) increase in
  accounts payable                  (1,118)         -        190,800
                              ------------   ----------   ----------
Net cash provided by (used in)
 operating activities             (817,015)    (690,540)    (291,916)
                              ------------   ----------   ----------
Cash flows from investing activities:
Costs of patents and trademarks    (33,474)         -            -
Acquisition of capital assets      (25,372)         -            -
                              ------------   ----------   ----------
                                   (58,846)         -            -
                              ------------   ----------   ----------
Cash flows from financing activities:
 Issue of common shares, net of
  Issuance costs                 1,000,390      653,250      653,250
 (Decrease) increase in loan
  payable                          (18,567)      58,567       18,567
                              ------------   ----------   ----------
                                   981,823      711,817      671,817
                              ------------   ----------   ----------
Increase in cash during the
 period                            105,962       21,277      379,901
Cash and cash equivalents at
 beginning of period                21,277          -            -
                              ------------   ----------   ----------
Cash and cash equivalents at
 end of period                $    127,239   $   21,277   $  379,901
                              ============   ==========   ==========
Supplemental disclosures
Non-cash investing and financing activities
Conversion of accounts
 payable into equity          $         -    $  150,000   $  150,000
Acquisition of BBL                      -         2,327        2,327
                              =============  ==========   ==========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION.

Plan of Operation

     The Company is a development stage enterprise. It has not generated any revenues from operations during the last two years.
Accordingly, there are no meaningful comparisons with operating results from prior periods.

The BBL Acquisition

     On January 29, 1999, the Company acquired 100% of the common shares of BBL Technologies, Inc., an Ontario, Canada corporation, by issuing 11,048,000 common shares. BBL holds the Canadian patent to the Company's catalytic converter technology and the Canadian and U.S. patents on the Company's spark plug technology. The Company acquired BBL in order to develop the technology into a commercial product.

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

     The Company's business plan calls for expenditures of approximately $1,000,000 over the next twelve months, and the catalytic converter technology is expected to reach the point of commercial viability on or prior to the end of six months. Other than as discussed herein or in connection with the development of its existing products, the Company does not anticipate any additional product research or development; any purchase or sale of plant and significant equipment; or any significant changes in the number of employees.

LIQUIDITY AND CAPITAL RESOURCES

QUARTER ENDED JUNE 30, 2000

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

     In January 2000, the Company sold 719,416 shares of its common stock to two persons in consideration of $1,000,000. The sales were made pursuant to Section 4(2) of the Securities Act of 1933 (the "Act"). No commissions were paid in connection with the sale.

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

     During the six month period ended June 30, 2000 the Company's cash and cash equivalents increased by $105,962 comprised an increase of $1,000,000 for the issuance of restricted shares of common stock and offset by cash used in operating activities, investing activities and financing activities of $817,015, $58,846 and $18,567 respectively.



EXHIBIT INDEX

Exhibit No.    Description

27             Financial Data Schedule

                          SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of
1934, the Registrant has duly caused this report to be signed on   its
behalf by the undersigned, thereunto duly authorized.

     Dated this 12th day of August, 2000.


                         ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                         (the "Registrant")



                         BY:  /s/ Bengt G. Odner
                              Bengt G. Odner, Chief Executive Officer