Form 10QSB
period 2000-09-30
ENVIRONMENTAL SOLUTIONS WORLDWIDE INC
filed 2000-11-13
CIK 1082278

-----------------------------------------------------------------
-----------------------------------------------------------------
                 SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.   20549
                 ----------------------------------

                             FORM 10-QSB

[ x ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 2000.

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

                  YES [ x ]          NO    [    ]

The number of shares outstanding of the Registrant's Common Stock, $0.01 par value per share, at September 30, 2000 was 29,302,538 shares.

-----------------------------------------------------------------------
-----------------------------------------------------------------------

Environmental Solutions Worldwide, Inc.
(formerly BBC Stock Market, Inc.)
(A Development Stage Company)
Interim Consolidated Balance Sheet
(U.S. Dollars)
(unaudited)
                                   Unaudited      Audited
                                   September 30,  December 31,
                                   2000           1999
                                   ------------   ------------
ASSETS
Current
 Cash                              $     31,725   $     21,277
 Sundry asset                            23,167          7,166
                                   ------------   ------------
                                         54,892         28,443
Capital assets, net                      21,626             -
Patents                       4          43,899          2,327
                                   ------------   ------------
                                   $    120,417   $     30,770
                                   ============   ============

LIABILITIES
Current
 Accounts payable and accrued
  liabilities                      $    286,763   $    173,108
 Loan payable, shareholders and
  officer, non-interests bearing
  and due on demand                      70,000         58,567
                                   ------------   ------------
                                        356,763        231,675
                                   ------------   ------------

SHAREHOLDERS' DEFICIENCY
 Special shares, no par value,
  unlimited shares authorized,
  700,000 shares issued and
  outstanding                                -              -
 Common shares, $.001 par value,
  50,000,000 shares authorized,
  29,302,538 shares issued and
  outstanding                            29,303         28,002
 Additional paid-in capital           2,573,728        778,575
 (Deficit) accumulated during
  development stage                  (2,839,377)    (1,007,482)
                                   ------------   ------------
                                       (236,346)      (200,905)
                                   ------------   ------------
                                   $    120,417   $     30,770
                                   ============   ============






Approved by the Board:   Bengt G. Odner
                         President and Director

Environmental Solutions Worldwide, Inc.
(formerly BBC Stock Market, Inc.)
(A Development Stage Company)
Interim Consolidated Statement of Operations
(U.S. Dollars)
(unaudited)

                         Unaudited      Unaudited
                         Nine Month     Nine Month     Audited
                         Period Ended   Period Ended   Year Ended
                         September 30,  September 30,  December 31,
                         2000           1999           1999

EXPENSES
 Development costs       $  1,227,517   $  405,659     $  438,457
 Professional fees            123,555      104,920        167,100
 Consulting fees              163,089       31,500        207,792
 Office, travel
  and general                 303,858       53,940        127,094
 Director fees                 10,125        4,100          4,100
 Amortization                   3,751           -              -
                         ------------   ----------     ----------
NET LOSS                 $(1,831,895)   $ (600,119)    $ (854,543)
                         -----------    ----------     ----------
Loss per share
 information:
 Basic                   $    (0.063)   $    (0.02)    $    (0.03)
 Diluted                      (0.062)        (0.02)         (0.03)
                         -----------    ----------     ----------

Weighted average number
 of shares outstanding    28,870,872    25,154,653     26,519,481
                         -----------    ----------     ----------

Environmental Solutions Worldwide, Inc.
(formerly BBC Stock Market, Inc.)
(A Development Stage Company)
Interim Consolidated Statement of Changes in Shareholders' Deficiency (U.S. Dollars)
For the Nine Month Period Ended September 30, 2000
(unaudited)

                                                  Deficit
                                     Additional   Accumulated
               Common      Share     Paid-In      During Develop-
               Share       Amount    Capital      ment Stage      Total
Balance,
 12/31/99      28,002,538  $ 28,002  $   778,575  $ (1,007,482)   $   (200,905)
Loss for the
 period                -         -            -     (1,831,895)     (1,851,895)
Shares issued
 for cash         720,000        -     1,000,390            -        1,000,390
Shares issued for
 service          580,000     1,301      794,763            -          796,064
               ----------  --------  -----------  ------------    ------------
               29,302,538  $ 29,303  $ 2,573,728  $ (2,839,377)   $   (236,346)
               ==========  ========  ===========  ============    ============

Environmental Solutions Worldwide, Inc.
(formerly BBC Stock Market, Inc.)
(A Development Stage Company)
Interim Consolidated Statement of Cash Flows
(U.S. Dollars)
(unaudited)
                         Unaudited                     Unaudited
                         Nine Month     Audited        Nine Month
                         Period Ended   Year Ended     Period Ended
                         September 30,  December 31,   September 30,
                         2000           1999           1999

Net loss                 $ (1,831,895)  $ (854,543)    $ (600,119)
Adjustment to reconcile
 net loss to net cash
 provided by (used in)
 operating activities:
  Issuance of compensation
   options                    754,379           -              -
  Amortization                  3,751           -              -
  Shares issued for
   services                    75,000           -              -
Changes in assets and
 liabilities
 Increase in sundry asset     (16,001)      (7,166)
(Decrease) increase in
 accounts payable              80,340      171,169         59,771
                         ------------   ----------     ----------
Net cash provided by
 (used in) operating
 activities                  (934,426)    (690,540)      (450,348)
                         ------------   ----------     ----------
Cash flows from investing
 activities:
 Costs of patents             (41,572)          -              -
 Acquisition of capital
  assets                      (25,377)          -              -
                         ------------   ----------     ----------
                              (66,949)          -              -
                         ------------   ----------     ----------
Cash flows from financing
 activities:
 Issue of common shares,
  net of
  Issuance costs            1,000,390      653,250        653,250
  Increase in loan payable     11,433       58,567         18,576
                         ------------   ----------     ----------
                            1,011,823      711,817        671,826
                         ------------   ----------     ----------
Increase (decrease) in
 cash during the period        10,448       21,277        131,478
Cash and cash equivalents
 at beginning of period        21,277           -              -
                         ------------   ----------     ----------
Cash and cash equivalents
 at end of period        $     31,725   $   21,277     $  131,478
                         ------------   ----------     ----------
Supplemental disclosures

Non-cash investing and
 financing activities
 Conversion of accounts
 payable into equity     $        -     $  150,000     $  150,000
 Acquisition of BBL               -          2,327          2,327
                         -----------    ----------     ----------

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

QUARTER ENDED SEPTEMBER 30, 2000

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

     During the nine month period ended September 30, 2000 the Company's cash and cash equivalents increased by $10,448 comprised an increase of $1,000,000 for the issuance of restricted shares of common stock and the increase in advance from related parties of $11,433 which was offset by cash used in operating activities and financing activities of $934,426 and $66,949 respectively.

PART II

ITEM 4.

     On September 12, 2000, the Company held its annual meeting of shareholders. At the meeting two matters were submitted to shareholders. The first was the election of directors. Bengt Odner, Mark Nicole and David Johnson were elected to the Board of Directors. The second matter was the selection of Daren, Martenfeld, Carr, Testa and Company LLP, as independent auditors to make an examination of the financial statements of the Company for the year ending December 31, 2000. Both these matters passed by a majority of votes cast.

EXHIBIT INDEX

Exhibit No.    Description

27             Financial Data Schedule


                          SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Dated this 10th day of November, 2000.


                         ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                         (the "Registrant")



                         BY:  /s/ Bengt G. Odner
                              Bengt G. Odner, President