Form 10KSB
period 2000-12-31
ENVIRONMENTAL SOLUTIONS WORLDWIDE INC
filed 2001-04-16
CIK 1082278

FORM 10-KSB

                 SECURITIES AND EXCHANGE COMMISSION
                     Washington, D. C.   20549

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 For the fiscal year ended - December 31, 2000 OR
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________.

                        Commission file number 000-30392

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                     ---------------------------------------
               (Exact name of Company as specified in its charter)

       Florida                                            N/A
       -------                                            ---
State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization                     Identification No.)


                                250 Shields Court
                                     Unit #3
                                Markham, Ontario
                                 Canada L3R 9W7
        ----------------------------------------------------------------
        (Address of principal executive offices, including postal code.)

                                 (905) 947-9923
                                 --------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:



                         Common Stock, $0.001 Par Value
                                (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     YES [ x ]   NO [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]



The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $25,993,786 as of March 22, 2001 based upon the closing sale price reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the registrant.

There were 33,554,874 shares of the registrant's Common Stock issued and outstanding as of March 22, 2001.



INDEX


PART I

   Item 1.   Business
   Item 2.   Properties
   Item 3.   Legal Proceedings
   Item 4.   Submission of Matters to a Vote of Security Holders

PART II
   Item 5.   Market for Registrant's Common Equity and Related Stockholder
                Matters
   Item .
   Item 6.   Management's Discussion and Analysis or Plan of Operations
   Item 7.   Financial Statements
   Item 8.   Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure

PART III
   Item 9.   Directors, Executive Officers, Promoters and Control Persons,
                Compliance of Section 16A of the Exchange Act.
   Item 10.  Executive Compensation
   Item 11.  Security Ownership of Certain Beneficial Owners and Management
   Item 12.  Certain Relationships and Related Transactions

PART IV
   Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

                                     PART I

ITEM 1.   BUSINESS


General:

Environmental Solutions Worldwide, Inc. ("Environmental Solutions" or the "Company"), was formed in 1987 in the State of Florida under the name BBC Stock Market, Inc. as a "blank check" or development stage company for the purpose of seeking to acquire viable businesses. Through January 1999, the Company was not engaged in any business. In January 1999, the Company acquired all the issued and outstanding shares of BBL Technologies Inc., a private company incorporated in Ontario, Canada ("BBL"), and changed its name to Environmental Solutions Worldwide, Inc.

BBL a subsidiary of Environmental Solutions is the owner of a Canadian patent and a US patent pending application covering catalytic converter technology for automotive and non-automotive uses. BBL also holds a US and Canadian patent on a spark plug/fuel injector technology for automotive use. For purposes hereof, references to the "Company" shall be deemed to be references to Environmental Solutions and it's wholly-owned subsidiary.

Products Research and Development:

The Company's catalytic converter technology has been under development during fiscal year 2000. The technology involves the manufacture of catalytic converters without the use of precious metals. Between February and October of 2000, Environmental Solutions worked with Loomis Products Co. a U.S. based manufacturing firm to develop equipment and samples. Several prototypes have been produced and have been subjected to preliminary testing. In the fourth quarter of 2000, Environmental Solutions engaged the services of Applied Diesel Technology ("ADT"), a manufacturing and research and development operation located in Telford Pennsylvania to begin producing additional prototypes for further testing and refinement. Subsequently, a letter of intent was offered to the principals of ADT by Environmental Solutions to acquire controlling interest in ADT. At that time, Environmental Solutions began to merge its own research and development, together with ADT. Towards the latter part of the fourth quarter, the parties agreed to change the business arrangement whereby Environmental Solutions made an offer to acquire 100% of the assets of ADT including all of ADT's intellectual properties. This offer was accepted on January 3, 2001 and the asset purchase subsequently closed on January 11, 2001.

BBL's spark plug/fuel injector technology is in the development stage. There are U.S. and Canadian patents on this technology. The spark plug/fuel injector technology is based on a mechanism combining the functions of a spark plug and a fuel injector in a single device. We believe that an environmental advantage can be achieved through this technology. By combining the two devices to work simultaneously and in synchronization, we believe that greater fuel efficiency and reduced toxic emissions may be achieved. The possible environmental advantage has not yet been confirmed by full-scale production tests. A disadvantage of the technology is that the combined device will likely cost more than a current spark plug and fuel injector. However, a final developed product could be less expensive than both devices combined.

THE ANTICIPATED BUSINESS OF THE COMPANY:

Although the technology underlying catalytic converters has improved significantly since its inception in the 1950's, their effectiveness in reducing toxic emissions from internal combustion engines remains limited. There are many variables that negatively affect performance of a catalytic converter including temperature, various chemical compounds in the fuel, and the age of the converter. Existing converters also contain quantities of expensive "rare earth" metals such as platinum, palladium and rhodium, making them expensive to manufacture and subject to price volatility.

The Company holds a Canadian patent and US patent pending application covering its catalytic converter technology. However, there can be no assurance that these patents, combined with any patents or trade secret protection we may seek in the future, would survive any legal challenge, or provide meaningful levels of protection for our technology. In addition, the Canadian patent only affords protection against the manufacture, use or sale of the patented technology within Canada; The US patent application was filed in February 2000. We will continue to seek further technologies and/or assets to further the development of making our products commercially viable. Environmental Solutions will also focus its technology in the automotive and industrial sectors.

In the latter part of 2000, Environmental Solutions engaged the services of Perry Johnson Inc. a consulting and training firm in the field of ISO (a worldwide federation that promotes the development and standardization of related activities with a view to facilitating the international exchange of services) to take Environmental Solutions through the process of completing ISO 9001; 2000 which subsequently was achieved on March 28,2001.

Environmental Solutions present plan of operations for the next twelve months calls for the following estimated expenditures:

     Staff Costs                                  $   900,000
     Plant and Equipment                            1,700,000
     Office and General                               200,000
     Professional Fees and Marketing                  350,000
                                                  -----------
                                                  $ 3,150,000

Expenses for staff costs include salaries and benefits for our technical manager, technical assistants, officers of the Company and other personnel. Plant and equipment costs include the cost of a mixer, electronic drier, furnace, testing costs, raw materials, casings, plant space rental, consulting fees and other costs. Office and general costs include, equipment, insurance and travel. Professional fees and marketing include patent, legal fees, accounting fees, and marketing expenses.

Employees:

Environmental Solutions and its wholly-owned subsidiaries presently have fifteen full-time employees.

Raw Materials:


BBL's catalytic technology uses raw materials that are a combination of metals and non-metallic compounds, without precious metals. We believe that this technology will permit the manufacture of catalytic converters, which (i) cost significantly less to produce, (ii) work on unleaded and diesel fuels, rather than only unleaded fuel. The primary raw materials used in the manufacture of our converters includes but is not limited to molybdenum, copper, nickel and ceramics, all of which are generally available in the marketplace. The final slurry of compounds can either be extruded in the conventional way as a honeycomb substrate typically referred to as a cake, or used as a wash coat on other existing substrate materials. With the acquisition of ADT's technologies, we have been experimenting with other substrate designs and materials using the formula in the application of the wash coat process, therefore limiting the need for precious metals in the final catalytic converter product.

We do not anticipate any material shortage of any raw material used in the production of our catalytic converters in the foreseeable future.


Market:

The automotive/combustion engine marketplace itself is vast, including automobiles, trucks, outboard marine vehicles, specialty vehicles and equipment. Globally there are approximately 62 million diesel and approximately 475 million gasoline powered vehicles currently on the road, with approximately 12 million diesel and 31 million passenger cars built worldwide annually. In North America there are in excess of 150,000 generators and standby Gensets that are either powered by diesel or alternative fuels.


COMPETITION.

We face direct competition from companies with far greater financial, technological and personel resources involved in the manufacturing process of the existing catalytic converter substrates, including Corning and NGK. Corning and NGK are presently the two major manufacturers of "cakes" for the catalytic converter.

Additionally, there is substantial competition from companies such as Engelhard and Johnson Matthey who buy their substrates externally and do further processing with their own formulas and fabrication for direct sale to the market place.

Environmental Solutions will also face indirect competition in the form of alternative fuel consumption vehicles, such as those using methanol, hydrogen, ethanol and electricity. Currently, those technologies have shortcomings in range of operation, reliability, and availability of the technology and fuels at reasonable price points. We believe that alternative power will not rival the internal combustion engine in the near to medium-term future. In addition, We believe that we may face resistance in customer acceptance of a new technology, particularly since conventional converter substrates have been the norm in the industry for the last 30 years. We will also be required to overcome long-standing contractual and other obligations and relationships between catalytic converter suppliers and the large automotive manufacturers.

Patents and Trademarks

The Company has a small number of patents and trademarks. The Company considers these rights important to its business, although it considers no individual right material to its business at the present time.


Seasonality

The Company does not consider its business to be seasonal in nature.

Research and Development

During the last three fiscal years, $2,136,603 was spent on Company sponsored research and development activities.



   ITEM 2.   PROPERTIES


The Company does not presently own any real property. The Company leases as its executive offices approximately 6,000 square feet of office space from 404 Corporate Center Inc. at 250 Shields Court, Unit #3, Markham, Ontario, Canada L3R 9W7 pursuant to a written lease agreement dated October 6, 1999. The term of the lease is for a period of two years terminating on November 30, 2001. The minimum annual rent is US $28,800. Additionally, the Companies recently acquired subsidiary Applied Diesel Technology leases a combined office warehouse in Telford, Pennsylvania which is approximately 25,000 square feet pursuant to a month-to-month lease at a rent of US $5,000.



   ITEM 3.   LEGAL PROCEEDINGS

The Company was initially contacted by the Securities and Exchange Commission ("Commission"), and subsequently on November 29, 2000 the Company's securities counsel, was notified by the staff of the Commission's Fort Worth, Texas District Office that it intended to recommend that an enforcement action be instituted against the Company. The recommended enforcement action would be based on alleged false and misleading statements contained in Company press releases, filings with the Commission and other information provided to the public market. The Commission alleges that the false and misleading statements and omissions included, among other things, the identity, background and stock ownership of the Company's management. Additionally it is alleged that the Company made false and misleading statements concerning test results, production schedules and anticipated revenues to be derived from catalytic converters, the Company's principal product. The Commission has also alleged that the Company has made false and misleading statements in connection with its future stock price. The Commission has further alleged that the Company in January 1999 distributed 15,000,000 shares of its common stock based upon an inapplicable exemption under Rule 504 of the Securities Act. The Company has been advised that the Commission may seek an order of permanent injunction and the imposition of civil monetary penalties against the Company.



The Company's Chairman and former Chief Executive Officer Mr. Bengt Odner, was subsequently informed on March 7, 2001 by the Fort Worth, Texas District Office that the Commission intended to recommend an enforcement action against him individually in connection with his affiliation with the Company. Specifically, the recommended enforcement action against Mr. Odner is based upon similar allegations of alleged false and misleading statements contained in Company press releases, postings on the Company's web site, and in filings with the Commission. The claimed false and misleading statements concern among other things, the performance of the Company's catalytic converter and the identity, background and role of the Company's management. Mr. Odner has been advised that the Commission may seek an order of permanent injunction and the imposition of civil money penalties.

The Company and Mr. Odner have voluntarily provided information and testimony to the Commission and have cooperated with its inquiry. The Company's new management intends to continue to cooperate with the Commission in the event formal charges are made against the Company in an effort to resolve all claims in the best interest of the Company and its shareholders. In the event the Company is required to take action against founders, insiders, former management or others to obtain damages or reimbursement, it intends to do so to protect the interests of the Company and its stockholders. The Company's board of directors intends to establish a special independent committee to investigate the matter and make recommendations to the board of directors.




   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                     PART II

   ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS


The Company's Common Stock is quoted on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "ESWW."

The following table sets forth the high and low bid prices for the Common Stock for the quarters indicated, as reported by the Bloomberg Reporting Service. Such market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions:

Fiscal 2000
                                    HIGH           LOW

          1st Quarter              $7.75          $1.50
          2nd Quarter               3.22           0.97
          3rd Quarter               3.22           1.13
          4th Quarter               1.81           0.63

Fiscal 1999

                                     HIGH           LOW

          1st Quarter               $4.56          $0.85
          2nd Quarter                3.00           0.56
          3rd Quarter                4.88           1.25
          4th Quarter                5.00           1.75



At March 22, 2001, there were approximately 83 holders of record of the Company's Common Stock. Based on information available, the Company estimates that there are approximately 8,200 additional stockholders with stock held in street name. Of the 33,554,874 shares of Common Stock issued and outstanding 23,031,248 shares are freely trading. The remaining 10,523,626 shares of Common Stock are currently subject to restrictions as to their resale.


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

Recent Sales of Unregistered Securities

In June, 2000, the Company completed a private placement in which it sold 719,426 shares of restricted common stock to two qualified investors for total proceeds of $1 million pursuant to Section 4 (2) of the Securities Act of 1933 (the "Act") and/or Rule 506 of Regulation D of the Act.

In October 2000, the Company sold 1,500,000 shares of common stock to six qualified investors at $1.00 per share for total proceeds of $1,500,000 pursuant to Section 4 (2) of the Act and/or Rule 506 of Regulation D.

The private placements are unlikely to provide sufficient funds to sustain the Company until it anticipates its cash flow will be positive, and therefore the Company will likely be required to seek additional external financing, which may include the issuance of additional debt or equity securities. The Company is depleting its current cash resources on research and development and overhead costs.


   ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS



The following discussion should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere in this Form 10-KSB.

This Form 10-KSB contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the Company. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any modifications or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that actual financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.

GENERAL

At the end of December 2000 the Company was still a development stage enterprise. It has not generated any revenues from operations during the last two years. Accordingly, there are no meaningful comparisons with operating results from prior periods.

On January 29, 1999, the Company acquired 100% of the common shares of BBL Technologies, Inc., an Ontario, Canada corporation, by issuing 11,048,000 common shares. BBL holds the Canadian patent to one of the Company's catalytic converter technologies and the Canadian and U.S. patents on the Company's spark plug technology. The Company acquired BBL in order to develop the technology into a commercial product.

BBL acquired the patented technology from Next Catalytic Converter Corporation, an Ontario Canada corporation, which is related to BBL due to common shareholders. Next Catalytic was the original holder of the Patented technology. BBL acquired the patented technology on December 14, 1988 in return for 700,000 Class A Special Shares with a fixed value of $453,900. These shares are non-voting and non-participating. Additionally, no common dividends can be paid before the Class A Special Shares.

The Company's catalytic converter technology has been under development during fiscal year 2000. The technology involves the manufacture of catalytic converters without the use of precious metals. Between February and October of 2000, Environmental Solutions worked with Loomis Products Co. a U.S. based manufacturing firm to develop equipment and samples. Several prototypes have been produced and have been subjected to preliminary testing. In the fourth quarter of 2000, Environmental Solutions engaged the services of Applied Diesel Technology ("ADT"), a manufacturing and research and development operation at Telford Pennsylvania to begin producing additional prototypes for further testing and refinement. A letter of intent was offered to the principals of ADT to acquire controlling interest in their company. At that time, Environmental Solutions began to merge its own research and development, together with ADT. Towards the latter part of the fourth quarter of 2000, the parties agreed to change the business arrangement whereby Environmental Solutions made an offer to acquire 100% of the assets of ADT including all of ADT's intellectual properties. This offer was accepted on January 3, 2001 and the asset purchase subsequently closed on January 11, 2001.

The Company has valued the acquisition of the ADT assets at $2,590,000. In consideration of the acquisition, the Company paid $400,000 in cash; issued $100,000 in promissory notes; issued 2,000,000 in shares valued at $0.6875 per share or $1,375,000; and issued Contingent $0.01 options on 1,000,000 shares valued at $0.6775 or $677,500. In addition, the company incurred approximately $37,500 in closing costs which have been allocated to the cost of the acquisition. The purchase price of the ADT assets will be allocated as follows:
Equipment - $500,000; Patents and Technology - $2,090,000.


On January 11, 2001, the Company entered into two consulting agreements with the principals of ADT. Both agreements run for three years and provides for annual fees of $75,000 and $50,000, respectively. In addition, the agreements provides for stock options allowing each consultant to acquire 500,000 shares of common stock exercisable at $0.01 per share during the first year. As of March 26, 2001, the consultants have exercised their options for 250,000 shares. The issuance of these shares will be recorded as compensation expense.

The general aim is to use these assets that are acquired, as a platform for further testing, developing and manufacturing activities. The company believes that it's research and development costs will decrease this year as a result of its ability to do a major portion of their testing in house.


The ADT asset purchase will allow the company to manufacture an initial limited product range, which currently is being sold to realize revenue. This revenue will be used to offset costs.

The Company initiated ISO 9001;2000 procedures late in the 4th quarter which was subsequently achieved on March 28, 2001.

The company presently has an agreement with Chase Securities Inc. now known as J.P. Morgan Chase, whereby Chase will advise and assist the company on a broad range of strategic alternatives. At the time that the Company's technologies reach commercial viability, Chase securities Inc., utilizing its global transportation mergers and acquisitions department alongside its automotive division based both out of New York and London may help facilitate joint ventures, licensing agreements and other transactions with manufactures around the world.

The Company's business plan calls for expenditures of approximately $3,000,000 over the next twelve months, and the combined catalytic converter technologies are expected to reach the point of commercial viability during fiscal 2001.

LIQUIDITY AND CAPITAL RESOURCES
YEAR ENDED DECEMBER 31, 2000

For the fiscal year 2000, the Company sold 2,219,426 shares of its common stock to eight accredited investors in consideration of $2,500,000. The sales were made pursuant to Section 4(2) of the Securities Act of 1933 (the "Act"). No commissions were paid in connection with the sale. The company issued 560,000 shares upon exercise of options in consideration of $35,300.


During the fiscal year ending December 31, 2000 the Company's cash and cash equivalents increased by $652,499 comprised of an increase of $2,535,300 for the issuance of restricted shares of common stock plus the exercise of options and the increase in advance from related parties of $83,433 which was offset by cash used in operating activities and investing activities of $1,770,659 and $195,575 respectively.

Included in the figure above for operational activities are prepaid expenses of $240,191, of which $182,500 relates to an agreement with Continental Capital & Equity Corporation, ("CCEC"). CCEC is a financial relations and direct marketing advertising firm specializing in the dissemination of information about publicly traded companies, who are marketing an awareness campaign about the company.

The figure for investing activities includes a $100,000 contract deposit against the "ADT" asset purchase, Property and equipment purchased valuing $54,381 and patents Values increased by $41,194.

Current liabilities increased from $231,675 to $307,516 at December 31 2000,or$75,841.

At the end of December 2000 the Company had no present source of revenue, and does not anticipate generating any meaningful revenues, even with the ADT asset purchase, from the catalytic converter technologies it presently has until they are developed to the point of commercial viability. The Company believes that this commercial viability will occur on or before the end of fiscal 2001, but there is no assurance that such commercial viability will not be delayed. Accordingly, the successful completion of the sale of equity securities and/or other financing will be essential for the Company to continue in operation until such time as the Company will be able to generate revenue.

The Company continues to deplete its current cash resources, and does not presently have the funds to fully develop its technology and sustain the Company until its operating cash flow is positive. The Company presently expects to raise additional money through the sale of its securities. However, there is no assurance that the Company will be successful in raising additional capital.

If the Company is unable to secure the required financing, it may be forced to take steps to curtail its expenses, such as reducing its staff or its research and development efforts and/or selling off any assets. Any such action, however, may result in an inability to develop the catalytic converter technology to the point of commercial viability. In such event, the Company may be forced to cease operations.

In the event the Securities and Exchange Commission ("Commission") commences an enforcement action against the Company, the Commission may imposes a civil monetary penalty on the Company if it is determined that the Company has violated securities laws. The imposition of a monetary penalty could have an adverse effect on the liquidity position of the Company.

Additionally, although the Company has not received any notice of claims from stockholders, it may potentially face claims for recission and damages stemming from a prior offering made under a claimed exemption under Regulation D of the Securities Act. The Commission has subsequently determined that the specific offering by the Company was not entitled to the Regulation D exemption.

The Company has voluntarily provided information to the Commission and has cooperated with its inquiry. The Company's new management intends to continue to cooperate with the Commission in the event formal changes are made against the Company in an effort to resolve all claims in the best interest of the Company and its shareholders.

ITEM 7.   FINANCIAL STATEMENTS



                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2000 AND 1999

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                          (A Development Stage Company)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                          ANNUAL REPORT ON FORM 10-KSB

                     YEARS ENDED DECEMBER 31, 2000 AND 1999







                                TABLE OF CONTENTS






Page
                                                                          NO.
--------------------------------------------------------------------------------
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                        1
--------------------------------------------------------------------------------
CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
    Balance Sheet                                                         2
--------------------------------------------------------------------------------
    Statements of Operations                                              3
--------------------------------------------------------------------------------
    Statements of Changes in Stockholders' Equity (Deficiency)            4
--------------------------------------------------------------------------------
    Statements of Cash Flows                                              5
--------------------------------------------------------------------------------
    Notes to Financial Statements                                         6 - 10
--------------------------------------------------------------------------------

================================================================================

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------



To the Board of Directors of
Environmental Solutions Worldwide, Inc.


We have audited the accompanying consolidated balance sheet of Environmental Solutions Worldwide, Inc. (a development stage company) as of December 31, 2000 and the related consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flows for the year then ended. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Environmental Solutions Worldwide, Inc. (a development stage company) as of December 31, 1999, were audited by other auditors whose report dated March 13, 2000 (except for Note 3, which is dated March 29, 2001) included an explanatory paragraph that described the doubt of the Company's ability to continue as a going concern due to incurring significant operating losses and having no established source of revenue as discussed in Note 1 to the financial statements

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Environmental Solutions Worldwide, Inc. (a development stage company) as of December 31, 2000 and the results of its operations and cash flows for the year then ended in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has no established source of revenue, which raise substantial doubts about its ability to continue as a going concern. Managements plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

New York, New York
March 30, 2001



                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEET

                           DECEMBER 31, 2000 AND 1999


ASSETS                                                         2000
------                                                    -----------
Current assets
   Cash and cash equivalents                              $   673,776
   Prepaid expenses                                           221,772
   Other current assets                                        25,585
                                                          -----------

            Total current assets                              921,133

Property and equipment, net of accumulated depreciation        43,465

Contract deposit                                              100,000

Patents and trademarks                                         43,521
                                                          -----------

                                                          $ 1,108,119
                                                          ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                                       $   123,016
   Officer's travel allowance payable                         144,500
   Demand note payable officer                                 40,000
                                                          -----------

            Total liabilities                                 307,516
                                                          -----------

Class A special shares, no par value, 700,000 shares
   authorized, issued and outstanding                         453,900
                                                          -----------

Commitments and contingencies - Notes 8 and 9

Stockholders' equity
  Common stock, authorized, 50,000,000 shares
    .001 par value, 30,984,874 - 2000, 28,000,538
    - 1999; shares issued and outstanding                      30,985
  Additional paid-in capital                                5,572,544
  Accumulated deficit                                      (5,256,826)
                                                          -----------

            Total stockholders' equity                        346,703
                                                          -----------

                                                          $ 1,108,119

                                                          ===========

          See accompanying notes to consolidated financial statements.

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF OPERATIONS

               FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND
      THE PERIOD OCTOBER 15, 1997 (DATE OF INCEPTION) TO DECEMBER 31, 2000










                                                                      October 15, 1997
                                                                        (Inception) to
                                              2000             1999    December 31,2000
---------------------------------------------------------------------------------------
Expenses
   Development costs                     $  1,788,146    $    348,457    $  2,136,603
   Professional fees                          170,589         167,100         487,689
   Consulting fees                            205,924         207,792         413,716
   Marketing, travel and other costs          959,790         127,094       1,089,823
   Officers' compensation and director
        fees                                  670,995           4,100         675,095
                                         ------------    ------------    ------------

Net loss                                 $  3,795,444    $    854,543    $  4,802,926
                                         ============    ============    ============

Loss per share information:
   Basic and diluted                     $       (.13)   $      (0.03)
                                         ============    ============

Weighted average number of shares
   outstanding                             29,114,401      26,519,484
                                         ============    ============



















        See accompanying notes to the consolidated financial statements.


                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                          (A Development Stage Company)

     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

    FOR THE PERIOD OCTOBER 15, 1997 (DATE OF INCEPTION) TO DECEMBER 31, 2000





                                                                                                Deficit
                                                                                  Additional    Accumulated
                                                    Common          Share          Paid-In     During Develop-
                                                    Shares          Amount         Capital      ment Stage       Total
----------------------------------------------------------------------------------------------------------------------

Shares issued at inception for services                1,000,000   $     1,000    $    --       $     --       $   1,000
-------------------------------------------------   -----------   -----------   -----------    -----------    -----------
Net loss, period ended December 31, 1997                  --            --            --           (1,000)        (1,000)
December 31, 1997                                      1,000,000         1,000        --           (1,000)          --
-------------------------------------------------   -----------   -----------   -----------    -----------    -----------
Net loss                                                  --            --            --         (151,939)      (151,939)

December 31, 1998                                      1,000,000         1,000        --         (152,939)      (151,939)
-------------------------------------------------   -----------   -----------   -----------    -----------    -----------
Net loss                                                  --            --            --         (854,543)      (854,543)
Class A Special Shares (Note 3)                           --            --            --         (453,900)      (453,900)
Shares issued upon conversion of debt                15,000,000        27,002       122,998           --          150,000

Issuance of shares in private placements,
  net of costs                                          954,538          --         653,250           --          653,250

Shares issued on acquisition of BBL
  Technologies, Inc.                                 11,048,000          --           2,327           --            2,327
-------------------------------------------------   -----------   -----------   -----------    -----------    -----------
December 31, 1999                                    28,002,538        28,002       778,575     (1,461,382)      (654,805)

Net loss                                                   --            --            --       (3,795,444)    (3,795,444)

Issuance of shares in private placements,
   net of costs                                       2,219,426         2,220     2,497,780           --        2,500,000

Issuance of shares for services provided                202,910           203       243,668           --          243,871
Issuance of shares upon exercise of
  options                                               560,000           560       758,192           --          758,752
Options and warrants issued for services
  rendered                                                 --            --         633,329           --          633,329
Options issued for services contributed by
  officers of the Company                                  --            --         661,000           --          661,000
-------------------------------------------------   -----------   -----------   -----------    -----------    -----------

December 31, 2000                                    30,984,874   $    30,985   $ 5,861,019     (5,256,826)   $   346,703
                                                    ===========   ===========   ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.


                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

          FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 AND THE PERIOD
            OCTOBER 15, 1997 (DATE OF INCEPTION) TO DECEMBER 31, 2000


                                                                               October 15, 1997
                                                                                (Inception) to
                                                     2000              1999*  December 31, 2000*
------------------------------------------------------------------------------------------------

Cash flows from operating activities:
Net loss                                           $(3,795,444)   $  (854,543)   $(4,802,926)
Adjustment to reconcile net loss to net cash
        used in operating activities:
Depreciation                                            10,866           --           10,866
Non cash compensation and services                   2,261,650           --        2,261,650
Increase (decrease) in cash flows from operating
        activities resulting from changes in:
      Prepaid expenses and other current assets       (240,191)        (7,166)      (247,357)

       Accounts payable                                 (7,540)       128,669        273,068
                                                   -----------    -----------    -----------


Net cash used in operating activities               (1,770,659)      (733,040)    (2,504,699)
                                                   -----------    -----------    -----------
Cash flows from investing activities:
  Acquisition of property and equipment                (54,381)          --          (54,381)

   Contract deposit                                   (100,000)          --         (100,000)

   Patents and trademarks                              (41,194)          --          (41,194)
                                                   -----------    -----------    -----------

Net cash used in investing activities                 (195,575)          --         (195,575)
                                                   -----------    -----------    -----------

Cash flows from financing activities

   Issuances of common stock                         2,535,300        653,250      3,189,550
  Officer's note and advances payable                   83,433        101,067        184,500
                                                   -----------    -----------    -----------

Net cash provided by financing activities            2,381,964        754,317      3,137,281
                                                   -----------    -----------    -----------

Net increase in cash                                   652,499         21,277        673,776
Cash and cash equivalents; beginning                    21,277           --             --
                                                   -----------    -----------    -----------
Cash and cash equivalent, end of year              $   673,776    $    21,277    $   673,776
                                                   ===========    ===========    ===========

Supplemental disclosures
Non-cash investing and financing activities:
  Common stock issued in satisfaction of certain
        accounts payable                           $      --      $   150,000    $   150,000
  Acquisition of BBL: Common Stock                        --            2,327          2,327
                      Class A Special Shares              --          453,900        453,900



* Reclassified for comparative purposes.

          See accompanying notes to consolidated financial statements.

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

  The Company was incorporated in the state of Florida and was inactive until January 29, 1999 when it acquired 100% of the issued and outstanding common shares of BBL Technologies Inc. ("BBL"), a private Ontario, Canada corporation (see Note 3). On February 19, 1999 the Company changed its name to Environmental Solutions Worldwide, Inc. ("the Company, or "ESW").

  The Company is a development stage enterprise, that is developing, environmental technologies. The successful completion of the Company's business plan and, ultimately, the attainment of profitable operations is dependent upon future events, including obtaining adequate financing to fulfill its business plan.

  The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company is a going concern. The company, however, has sustained continuing operating losses and lacks a source of commercial income, which creates uncertainty about the Company's ability to continue as a going concern. The Company's ability to continue operations as a going concern and to realize its assets and to discharge its liabilities is dependent upon obtaining additional financing sufficient for continued operations as well as the achievement and maintenance of a level of profitable operations.

  Management believes that actions are being taken and planned that may provide the opportunity for the Company to continue as a going concern. (See Note 9).


  NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

  BASIS OF CONSOLIDATION

  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany transactions are eliminated.

  ESTIMATES

  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported period. Actual results could differ from those estimates.

  CASH AND CASH EQUIVALENTS

  Cash and cash equivalent consist of cash and other highly liquid debt instruments with an original maturity of less than three months.

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


  NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

  DEPRECIATION

  Property and equipment are recorded at cost. Depreciation of property and equipment is computed on a straight line basis over the estimated useful lives of the assets, 5 years. Maintenance and repairs are charged to operations as incurred. Significant renewals and betterments are capitalized.

  FAIR VALUE OF FINANCIAL INSTRUMENTS

  The carrying value amounts of cash and cash equivalents, prepaid expenses, accounts payable, loans and advances payable, approximate fair value because of the short maturity of these items.

 EARNINGS (LOSS) PER COMMON SHARE

  The basic earnings (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the year. Common stock equivalents are excluded from the computation of diluted earnings (loss) per common share when their effect would be antidilutive.

  STOCK-BASED COMPENSATION

  The Company accounts for common stock purchase options and warrants granted to non-employees pursuant to Statement of financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS No. 123) and Emerging Issues Task Force ("EITF") No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." These standards require that the fair value of equity instruments, including options and warrants, be recognized in the financial statements.

  FAS No. 123 permits a company to account for employee stock options under the method specified by the previous standard, Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." Under APB No. 25, if the exercise price of fixed employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded. For such options, FAS No. 123 requires disclosure of, among other things, the fair value of options granted, the assumptions used in determining the fair value and the pro-forma effect on earnings as if the measurement provisions of FAS No. 123 had been applied. The Company has not granted any options to employees since its inception, but will apply the measurement principles of APB No. 25, supplemented by the required FAS No. 123 disclosures, for any stock options it grants to employees in the future.

  RECENTLY ISSUED ACCOUNTING STANDARDS

  In June 1998, SFAS No. 1133, "Accounting for Derivative Instruments and Hedging Activities" was issued and, as amended by SFAS No. 137, was adopted by the Company on July 1, 2000. This statement requires that an entity recognized all derivatives as either assets or liabilities and measure those instruments at fair value. The accounting for changes in the fair value of a derivative instrument depends on its intended use and the resulting designation. The adoption of this statement does not impact the Company's historical financial statements, as the Company currently does not use derivative instruments.

  NOTE 3 - ACQUISITION

  On January 29, 1999, BBL an Ontario, Canadian, corporation merged into the Company. The merger was accounted for as a reverse acquisition whereby BBL was treated as the acquired and ESW as the acquiree, because BBL held the Canadian patent to a catalytic converter/muffler technology and ESW was a "shell corporation."

  Purchase accounting was performed on ESW based upon its fair market value at the transaction date. As the company was a "shell corporation" at the time of acquisition, the fair value of ESW was nominal, and thus the use of the market value of the shares of the company in determining the purchase price would not be appropriate.

  BBL acquired the patented technology from Next Catalytic Converter Corporation, an Ontario Canada corporation (the original holder of the patented technology), which is related to BBL due to common shareholders on December 14, 1988 in return for 700,000 Class A Special Shares with a fixed value of $453,900. These shares are non-voting and non-participating. Additionally, no common dividends can be paid before the Class A Special Shares.

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)




  NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

  Property and equipment at December 31, 2000 consists of the following:

               Machinery and equipment                          $   26,080
               Computer equipment                                   12,884
               Furniture and fixtures                               15,367
                                                                -----------
                                                                    54,331

                Less: accumulated depreciation                      10,866
                                                                 ----------
                                                                 $   43,465
                                                                 ==========

  NOTE 5 - INCOME TAXES

  As of December 31, 2000, there are no loss carryforwards for Federal income tax purposes of approximately $4,800,000 available to offset future taxable income. The carryforwards expire in various years through 2015. The Company does not expect to incur a Federal income tax liability in the foreseeable future. Accordingly, a valuation allowance for the full amount of the related deferred tax asset of approximately $1,600,000 has been established until realization of the tax benefit from the loss carryforwards are assured.


  NOTE 6 - STOCK OPTIONS AND WARRANTS

  FAS No. 123 requires that the fair value of options and warrants issued to non-employees for goods and services be recorded in the financial statements as an expense. The Company does not have a formal Stock Option Plan; however, during the years ended December 31, 2000 and 1999, the Company recorded compensation and service expense of $2,261,650 and $65,520, respectively, applicable to issued options and warrants. Of such amount for 2000, $723,450 applies to 530,000 options exercisable at $.01 and represents the excess of the fair value of the underlying shares at the date of grant over their exercise price. Due to the nominal exercise price, such shares are deemed issued from the date of grant of the related option. These options are not reflected in the following tables.

  A summary of option and warrant transactions, including those granted pursuant to the terms of certain employment and other agreements, is as follows:

                                                Stock         Weighted
                                               Purchase        Average
                                               Options &      Exercise
                                               Warrants         Price
                                               ---------     ---------

  Outstanding, January 1, 1999                    --            $ --
  Granted during 1999                           227, 500         2.41
                                              ----------        -----
  Outstanding, December 31, 1999                 227,500         2.41

  Granted during 2000                          1,360,000         1.29
  Expired during 2000                            (15,000)        2.00
  Exercised during 2000                          (30,000)        1.00
                                               ---------        -----
  Outstanding, December 31, 2000               1,542,500        $1.45
                                               =========        =====


  All of the options and warrants are exercisable on date of grant.

  At December 31, 2000, the outstanding options and warrants have a weighted average remaining life of 22.5 months.

  The weighted average fair value of options and warrants granted during 2000 and 1999 was estimated using the Black-Scholes option-pricing model, and the following assumptions:

  Expected volatility                           186.3%          75.0%
  Risk-free interest rate                         6.0%           5.5%
  Expected life                                   2.11 yrs      4.74 yrs
  Dividend yield                                  0.0%           0.0%
  Forfeiture rate                                 0.0%           0.0%

                    ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

  The Black-Scholes model used by the Company to calculate option and warrant values, as well as other currently accepted option valuation models, were developed to estimate the fair value of freely tradeable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock purchase options and warrants. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated values. Accordingly, management believes that this model does not necessarily provide a reliable single measure of the fair value of the Company's stock options and warrants.

  At December 31, 2000, the Company had outstanding options and warrants as follows:

                                        Exercise
        Number of Shares                Price                 Expiration Date
        ----------------                --------              ---------------

              60,000                      2.50                April 8, 2004
              62,500                      3.00                April 8, 2004
             470,000                      1.00                May 25, 2002
              50,000                      1.78                May 25, 2002
             360,000                      1.50                May 25, 2002
             100,000                      0.50                December 18, 2002
              50,000                      1.50                March 1, 2005
              90,000                      2.00                December 31, 2003
              50,000                      1.50                December 5, 2002
              50,000                      2.00                December 5, 2002
              50,000                      2.50                December 5, 2002
              50,000                      3.00                December 5, 2002
             100,000                      5.00                December 5, 2002
           ---------
           1,542,500
           =========

  In addition, the Company had 1,500,000 warrants outstanding, exercisable at $1.20 per share through October 10, 2005. These warrants, issued in connection with a private placement of equity securities, are treated as a cost of capital and no income statement recognition is required.

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

  NOTE 7 - RELATED PARTY TRANSACTIONS

  An officer of the Company is owed $144,500 for business travel expenses. The amounts expensed in office, travel, and other costs was $102,000 and $42,500, respectively, for the years ended December 31, 2000 and 1999. This same officer also has a non-interest bearing note payable by the Company of $40,000 at December 31, 2000.

  During the year ended December 31, 2000, the Company paid two officers $164,346 and in addition, recorded compensation expense and additional paid-in capital of $661,000 for services contributed by its officers as follows:

        Chairman                        234,000
        Chief Executive Officer         117,000
        Chief Operating Officer          76,000
        President                       234,000
                                       --------
                                       $661,000

  During the years ended December 31, 2000 and 1999, the Company paid shareholders and their affiliates $581,245 and $213,495, respectively for various services rendered.

  NOTE 8 - COMMITMENTS AND CONTINGENCIES

  OPERATING LEASE

  The Company has a two-year noncancellable operating lease for its premises which expires on October 31, 2001. Annual minimum lease payments are $28,711. Rent expense for the years ended December 31, 2000 and 1999 was $47,279 and $7,166, respectively.

  REGULATORY MATTERS

  The Company has been notified by staff of the SEC's Fort Worth District Office that they intend to recommend that the Commission bring enforcement actions against the Company and its Chairman for: 1) violations of the securities laws and related regulations involving false and misleading press releases and disclosures made in SEC filings and, 2) an improper use of the Rule 504 exemption for the Company's January 1999 offering of shares. The false and/or misleading disclosures are alleged primarily to involve the Company's test results of its prototype catalytic converter and other related data. The Company and its Chairman have been cooperating with the SEC's staff in this matter and do not believe, as concurred by counsel, that they violated any laws. The Company cannot estimate the effects, if any, on the accompany financial statements of the ultimate resolution of this matter.

  NOTE 9 - SUBSEQUENT EVENTS

  On January 11, 2001, the Company acquired equipment and technology (including patents) from an unrelated third party. Through this purchase the Company expects to bring its product to market. The Company paid $400,000 in cash, $100,000 in notes, incurred approximately $40,000 in closing costs and issued 2,000,000 shares of Company stock valued at $.6875 per share plus contingent options valued at $.6775 per share to purchase up to an additional one million shares exercisable at $0.01 to the sellers.

  The purchase price will be allocated as follows:

                Equipment                                   $    500,000

                Patents and technology                         2,090,000
                                                            ------------
                                                            $  2,590,000
                                                            ============

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)




  NOTE 9 - SUBSEQUENT EVENTS (CONTINUED)

  On January 11, 2001, the Company entered into two consulting agreements. Both agreements run for three years and provides for annual fees of $75,000 and $50,000, respectively. In addition, the agreements provides for stock options allowing each consultant to acquire 500,000 shares of common stock exercisable at $0.01 per share during the first year. As of March 26, 2001, each consultant has exercised their options for 250,000 shares. The issuance of these shares will be recorded as compensation expense.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Subsequent to the end of the fiscal year, on February 5, 2001, the Company, by resolution of its Board of Directors, resolved to change auditing firms and dismissed Daren, Martenfeld, Carr, Testa and Company LLP and retained Goldstein and Morris, Certified Public Accountants.

The report of Daren, Martenfeld, Carr, Testa and Company LLP on the Company's financial statements for fiscal years 1999 and 1998 did not contain adverse or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope, or accounting principles. There were no disagreements with the Company's former accounting firm in any matter of accounting principles, practices, financial statement disclosures, or auditing scope or procedures in connection with audits by the Company's former accounting firm for the fiscal years 1999 and 1998, and in any subsequent interim period proceeding such change of accounting firms.




                                    PART III

 ITEM 9. Directors, Executive Officers, Promoters and Control Persons; Compliance of Section 16A of the Exchange Act.

NAME                            AGE     POSITION
----                            ---     --------

BENGT GEORGE ONDER              47      CHAIRMAN OF BOARD

MARK NICOLE                     46      CHIEF EXECUTIVE OFFICER AND DIRECTOR

DAVID JOHNSON                   39      CHIEF OPERATING OFFICER AND DIRECTOR



On September 12, 2000, the Company held its annual meeting of shareholders. Bengt Odner, Mark Nicole and David Johnson were elected to the Board of Directors.

Bengt George Odner, is the Chairman of the Company. Prior to serving as Chairman, Mr. Odner was Chief Executive Officer from August, 1999 to January, 2001. On September 12 2000 Mr. Odner was elected Chairman of the board. Mr. Odner is a director of Crystal Fund Ltd., a Bermuda mutual fund, and a director of Crystal Fund Managers, Ltd. since 1996. From 1990 through 1995, Mr. Odner was the Chairman of Altus Nord AB, a property holding company specializing in Scandinavian properties and a wholly owned subsidiary of Credit Lyonais Bank Paris.

Mark Nicole is presently the Chief Executive Officer. Prior to serving as Chief Executive Officer, Mr. Nicole served as the Company's Chief Operating Officer from March, 2000 through January, 2001. Prior to that, he was a management consultant to Lorien plc, London, England. Lorien plc is engaged in marketing to government departments. From 1998 to 1999, Mr. Nicole was consultant to Allsop & Co., London, England. His duties included assessment of major property portfolios. From 1991 to 1998, Mr. Nicole was managing director of Chelworth Limited, Bath, England. Chelworth Limited is engaged in advising U.S. and European aerospace and automotive companies in large capital projects and strategic planning. From 1976 to 1991, Mr. Nicole was a officer in the British Army, specializing in defense equipment procurement. Mr. Nicole holds Master of Arts degree in philosophy, politics and economics from New College, Oxford University and was previously educated at Eton College, after being awarded a scholarship.

David Johnson has served as the Company's Chief Operating Officer from
August 2000 through the present. He has also been a consultant for Ventura
Auto Collision Inc, In Concord Ontario, since 1992. His duties have included overall strategy planning for an import auto repair facility. From 1989 to 1999, Mr. Johnson was a strategy and marketing consultant to National Warehousing Inc., Toronto, Ontario. National Warehousing is engaged in automotive paint, material and handling equipment. Since 1993, Mr. Johnson served as vice president and director of the Oasis Group in Markham, Ontario. The Oasis Group is an indoor golf practice and teaching facility.

All Directors hold office until the next Annual Meeting of Stockholders and until their successors have been elected and qualified.

The Company's Board of Directors had two meetings during the past fiscal year at which all members attended. The Company currently does not have an audit or compensation committee but is considering forming same.

Section 16(A) Beneficial Ownership Reporting Compliance

Under securities laws of the United States, the Company's directors, executive officers, and any persons holding more than ten percent of the Company's common stock are required to report their initial ownership of the Company's common stock and any subsequent changes in their ownership to the Securities and Exchange Commissions ("SEC"). Specific due dates have been established by the SEC, and the company is required to disclose any failure to file by those dates. Based upon (i) the copies of Section 16 (a) reports that the Company received from such persons for 2000 fiscal year transactions, and (ii) the written representations received from one or more of such persons Mr. Bengt George Odner the Company's current Chairman, Mr. Mark Nicole the Company's current Chief Executive Officer and a member of the board, and Mr. David Johnson the Company's current Chief Operating Officer and a member of the board have failed to file Initial Statements of Ownership under Form 3. Additionally, Mr. Adam Oliver a former executive officer, has failed to file an Initial Statement of Ownership or a Change of Ownership subsequent to his departure from the Company. Messrs. Odner Nicole and Johnson's actual and beneficial ownership is reported elsewhere in this report.

   ITEM 10.  EXECUTIVE COMPENSATION

The following summary compensation table sets forth the aggregate compensation paid or accrued by the Company to the Chief Executive Officer and to the four most highly compensated executive officers other than the Chief Executive Officer whose annual compensation exceeded $100,000 for the fiscal year ended December 31, 2000 (collectively, the "Name Executive Officers") for services during the fiscal years ended December 31, 2000, 1999 and 1998.



                            SUMMARY COMPENSATION TABLE
                                                                  LONG-TERM
                                       ANNUAL COMPENSATION      COMPENSATION          SECURITIES
                                       ANNUAL    OTHER       STOCK    OTHER           UNDERLYING
NAME               YEAR      SALARY    BONUS   COMPENSATION  AWARDS COMPENSATION       OPTIONS
----               ----      ------    -----   ------------  -------------------     -----------
Mark Nicole        2000           $0      0     $118,003        0       0               100,000
Chief Executive    1999           $0      0           $0        0       0                 0
Director           1998           $0      0           $0        0       0                 0

Adam M. Oliver(1)  2000           $0      0       $9,995        0       0               200,000
President,         1999           $0      0       $4,100        0       0                 0
Director           1998           $0      0           $0        0       0                 0

Bengt Odner(2)     2000           $0      0           $0        0       0               200,000
Chairman           1999           $0      0           $0        0       0                 0
                   1998           $0      0           $0        0       0                 0

David Johnson(3)   2000           $0      0      $46,000        0       0               100,000
Chief Operating    1999           $0      0           $0        0       0                 0
Officer, Director  1998           $0      0           $0        0       0                 0

--------
1   Resigned in September, 2000 without any disputes with the Company.
2 Receives reimbursement of $8,500.00 per month for expenses incurred on behalf of the Company.
3   Reflects pro-rated compensation from August 2000 through December 2000.



OPTIONS/SAR GRANTS IN LAST FISCAL YEAR


The following table sets forth the individual grant stock options during the last completed fiscal year to each named executive officer.


------------------------------------------------------------------------------------- ----------------------- -------------------
                                                                                      POTENTIAL REALIZATION
                                                                                        VALUE AT ASSUMED






                                 INDIVIDUAL GRANTS
------------------- ----------------- -------------- -------------- -----------------

                                         PERCENT
                                        OF TOTAL
                        NUMBER          OPTIONS/
                     OF SECURITIES       SAR'S
                      UNDERLYING        GRANTED
                        OPTION/       TO EMPLOYEES
                         SAR'S         IN FISCAL     EXERCISE OF
                      GRANTED (#)         YEAR        BASE PRICE
NAME                                                    ($SH)       EXPIRATION DATE
----                                                    ------      ----------------



------------------- ----------------- -------------- -------------- -----------------
Bengt Odner                  200,000       33%               $1.00      5/25/02

------------------- ----------------- -------------- -------------- -----------------
Mark Nicole                  100,000       16%               $1.00      5/25/02
------------------- ----------------- -------------- -------------- -----------------
Adam M. Oliver(3)            200,000       33%               $1.00      5/25/02
------------------- ----------------- -------------- -------------- -----------------
David Johnson                100,000       16%                $.50      12/18/02
------------------- ----------------- -------------- -------------- -----------------



AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR AND OPTION SAR VALUES

The following table sets forth information concerning each exercise of stock options during the last completed fiscal year by each of the named executive officers and the fiscal year end value of unexercised options.


----------------------------- ------------------- -------------- ---------------------------- ------------------------
NAME                          SHARES ACQUIRED     VALUE          NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                              ON EXERCISE         REALIZED ($)   UNDERLYING UNEXERCISED       IN-THE-MONEY
                                                                 OPTIONS/SAR'S AT FISCAL      OPTIONS/SAR'S AT
                                                                 YEAR-END (#) EXERCISABLE     FISCAL YEAR-END ($)
                                                                 /UNEXERCISABLE               EXERCISABLE/
                                                                                              UNEXERCISABLE
----------------------------- ------------------- -------------- ---------------------------- ------------------------
BENGT ODNER                       --                 --           200,000                      --
----------------------------- ------------------- -------------- ---------------------------- ------------------------
MARK NICOLE                       --                 --           100,000                      --
----------------------------- ------------------- ------------------------------------------- ------------------------
ADAM M. OLIVER(1)                 30,000             22,500       170,000                      --
----------------------------- ------------------- ------------------------------------------- ------------------------
DAVID JOHNSON                     --                 --           100,000                      22,000
----------------------------- ------------------- ------------------- ----------------------- ------------------------


1 Mr. Oliver resigned from the Company without any disagreements with the Company


EMPLOYMENT AGREEMENTS

The Company does not presently have formal employment agreements with any employees or officers.

COMPENSATION OF DIRECTORS

The Company does not presently compensate its directors for their attendance at meetings of the Board of Directors.

   ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


The following table sets forth information concerning the beneficial ownership of the Company's outstanding Common Stock as of March 31, 2001, by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock, (ii) each Named Executive Officer,
(iii) each of the Company's directors and (iv) all executive officers and directors as a group. Unless otherwise indicated below, all persons listed have sole voting and investment power with respect to their shares of Common Stock except to the extent that authority is shared by spouses under applicable law.

                        BENEFICIAL OWNERSHIP

Name and                 Number of                               Percent
Address                  Common Shares       Position            of Class [1]
-------                  -------------       --------            -------------

Bengt G. Odner [2]           450,000         Chairman               *
Jervaulx Hall
250 Shields Court
Unit #3
Markham Ontario L3R 9W7


Dr. Bruno Liber            5,000,000           --                14.9%
328 Mercana
Istra, 52206
Croatia


David Johnson              104,500           Director, Chief        *
33 Mustang                                   Operating Officer
250 Shields Court
Unit #3
Markham Ontario L3R 9W7

Mark Nicole                100,000           Director, Chief        *
250 Shields Court                            Executive Officer
Unit #3
Markham Ontario L3R 9W7

All Executive Officer and
Directors as a Group       654,5000                               *



* Less than 5% of the outstanding shares of Common Stock.


[1] Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2000, are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. Except as indicated in the footnotes to this table and pursuant to applicable community property laws, the persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned.

[2] The shares listed as beneficially owned by Mr. Odner exclude 625,000 shares held by Crystal Fund Ltd., a Bermuda mutual fund, of which Mr. Odner is a director. Mr. Odner disclaims any beneficial ownership and has represented that he does not take any role in the Crystal Funds investments in the Company.

   ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On January 29, 2000, the Company entered into a consulting agreement with Dr. Bruno Benjamin Liber, to provide technical services regarding the development of the Company's technology. Dr. Liber the beneficial holder of 5,000,000 shares of the Company's common stock has been paid $5,400 per month as consideration for his services. Dr. Bruno Benjamin Liber is the inventor of the catalytic converter technology that forms the basis for the Company's anticipated business. Dr Liber had a consultancy agreement with the company that expires at the January 2002, however due to personal reasons, the company accepted his resignation on October 12th 2000. Dr Liber has moved back to his family in Croatia.

The Company's Chairman, Mr. Bengt Odner is a director of Crystal Fund Ltd. a Bermuda Mutual Fund which holds 625,000 shares of the Company's common stock. Additionally, Mr. Odner receives up to $8500 per month as reimbursement for expenses incurred on behalf of the Company.

On December 5th 2000, the company entered into an agreement with Continental Capital & Equity Corporation ("CCEC"). Whereas, CCEC is a financial relations and direct marketing advertising firm specializing in the dissemination of information about publicly traded companies and to market an awareness campaign about the company until September 30, 2001. A fee of $200,000 was paid, plus issuance of 165,000 shares of restricted common stock and 300,000 warrant shares of various exercise prices which expire 24 months following the effective registration of the underlying shares.

                                    PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          8-K.

(a)  Financial Statements are contained in Item 8.



(b)  Reports on Form 8-K

     No reports on Form 8-K have been filed for the period ended December 31, 2000.

(c)  Exhibits.

Exhibit
Number    Description

3.1       Articles of Incorporation of the Company, as amended.(1)

3.2       Bylaws of the Company.(1)

4.1       Warrant Certificate.(1)

10.1 Agreement dated January 29, 1999 by and between the shareholders of BBL Technologies Inc. and the Company.(1)

10.2 Consulting Agreement dated March 31, 1999 by and between May Davis Group and the Company.(1)

10.3 Commission Agreement dated March 31, 1999 by and between May Davis Group and the Company.(1)

10.4 Option Agreement dated June 21, 1999, between David Coates o/a Fifth Business and the Company.(1)

10.5 Option Agreement dated June 21, 1999, between Zoya Financial Corp. and the Company.(1)

10.6      Consulting Agreement with Bruno Liber(2)

10.7     Office Lease(2)

10.8     Financial relations agreement with Continental Capital & Equity
         Corporation

16.1     Letter from James E. Scheifley & Associates, P.C.(1)

16.2     Letter from DAREN, MARTENFELD, CARR, TESTA, AND COMPANY LLP (3)

21.1     List of Subsidiaries(1)

27.1     Financial Data Schedule


(1) Incorporated herein by reference from the Registrant's Form 10 Registration Statement (SEC File No. 000-30392) filed with the Securities and Exchange Commission on November 18, 1999

(2) Incorporated herein by reference from the Registrant's 10-KSB filed with the Securities and Exchange Commission on March 30, 2000.

(3) Incorporated herein by reference from the Registrant's Form 8-K/A filed with the Securities and Exchange Commission on March 14, 2001.

                                 SIGNATURE PAGE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of April, 2001.

                         ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                         (Registrant)

                         BY:  /s/ BENGT G. ODNER
                              ------------------
                              Bengt G. Odner


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on this 16th day of April, 2001.


SIGNATURES                    TITLE                    DATE



/s/ Bengt G. Odner
Bengt G. Odner                Chairman                   April 16, 2001



/s/ Mark Nicole
Mark Nicole                   Director, Chief            April 16, 2001
                              Executive Officer

/s/ David Johnson
David Johnson                 Director, Chief           April 16, 2001
                              Operating Officer