Form 10QSB
period 2001-03-31
ENVIRONMENTAL SOLUTIONS WORLDWIDE INC
filed 2001-05-16
CIK 1082278

ENVIRONMENTAL SOLUTIONS
                                 WORLDWIDE, INC.



                               FILING TYPE:  10QSB
                               DESCRIPTION:  QUARTERLY REPORT
                               FILING DATE:  MAY 16, 2001
                               PERIOD END:   MAR 31, 2001


                PRIMARY EXCHANGE: OVER THE COUNTER BULLETIN BOARD
                                  TICKER: ESWW

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended - March 31, 2001.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to _______________.


                        Commission file number 000-30392

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                     ---------------------------------------
               (Exact name of Company as specified in its charter)


                           250 Shields Court, Unit #3
                                Markham, Ontario
                                 Canada L3R 9W7
        ----------------------------------------------------------------
                         (Address of principal executive
                        offices, including postal code.)

             Florida                                          98-0346454
---------------------------------------                 -----------------------
State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization                              Identification No.)


                                 (905) 947-9923
                                 --------------
                (Issuer's telephone number, including area code)



Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ x ] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

             TITLE OF EACH CLASS                     OUTSTANDING MAY 9, 2001
             -------------------                     -----------------------
        Common Stock,  par value $.001                     33,554,874

Transactional Small Business Disclosure Format (check one)  YES [  ]   NO [ x ]

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.



                                      INDEX


PART I               FINANCIAL INFORMATION

Item 1.    Financial Statements; Notes to Financial Statements

Item 2.    Management's Discussion and Analysis or Plan of Operations


PART II    OTHER INFORMATION

Item 1.    Legal Proceedings

Item 2.    Changes in Securities

Item 3.    Defaults Upon Senior Securities

Item 4.    Submission of Matters to a Vote of Security Holders

Item 5.    Other Information

Item 6.    Exhibits and Reports

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.

PART I

                           CONSOLIDATED BALANCE SHEET
                              AS OF MARCH 31, 2001


                                                          MARCH 31, 2001  DEC. 31, 2000
                                                           (Unaudited)

ASSETS

Current assets
   Cash and cash equivalents                              $    60,986    $   673,776
   Accounts receivable                                         55,228           --
   Inventory                                                   24,949           --
   Prepaid expenses                                           146,189        221,772
   Other current assets                                        47,300         25,585
                                                          -----------    -----------
          Total current assets                                334,652        921,133

Property and equipment, net of accumulated depreciation       553,348         43,465
Contract Deposit                                                 --          100,000
 Patents and trademarks, net of accumulated amortization    2,087,104         43,521
                                                          -----------    -----------
                                                          $ 2,975,104    $ 1,108,119
                                                          -----------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Accounts payable                                     $   251,335    $   123,016
     Officer's travel allowance payable                       170,000        144,500
     Demand note payable shareholder                           60,000          --
     Demand note payable officer                               40,000         40,000
                                                          -----------    -----------
          Total Current liabilities                           521,335        307,516
                                                          -----------    -----------
Notes payable, shareholders due
     Jan. 10, 2002 with no interest                           100,000
Class A special shares, no par value, 700,000 shares
     authorized, issued and outstanding                       453,900       453,900
                                                          -----------    -----------
Contingency - Note 6

STOCKHOLDERS' EQUITY

  Common stock, authorized, 50,000,000 shares
     .001 par value, 33,554,874 - 2001, 29,114,401
     - 2000; shares issued and outstanding                     33,555         30,985
  Additional paid-in capital                                8,048,401      5,572,544
  Accumulated deficit                                      (6,182,067)    (5,256,826)
                                                          -----------    -----------
          Total stockholders' equity                        1,899,869        346,703
                                                          -----------    -----------
                                                          $ 2,975,104     $1,108,119
                                                          ===========     ==========

          See accompanying notes to consolidated financial statements.



                      Consolidated Statements of Operations
            For The Three Month Periods Ended March 31, 2001 and 2000
        The Period October 15, 1997 (Date of Inception) to March 31, 2001
                                   (Unaudited)

                                                                         OCTOBER 15, 1997
                                                                           (INCEPTION)
                                                     2001          2000  TO MARCH 31, 2001
                                                     ----          ----  -----------------

Sales                                            $   99,916   $     --     $   99,916
Cost of sales                                        58,634         --         58,634
                                                 ----------   ----------   ----------
Gross profit                                         41,282         --         41,282
                                                                           ----------

Expenses
     Development costs                               52,932      362,213    2,189,535
     Professional fees                               21,790      109,881      509,479
     Consulting fees                                445,750       26,711      859,466
     Marketing, office & general costs              446,051       33,233    1,535,874
     Officers' compensation and director fees          --           --        675,095
                                                 ----------   ----------   ----------
                                                     966,523      532,038     5,769,449

Net loss                                          $ (925,241)  $ (532,038) $ (5,728,167)
                                                 ===========  ===========  ============

Loss per share information:

   Basic and diluted                           $  (0.028)             $ (0.03)
                                               =========              =======

Weighted average number of shares
      outstanding                             32,923,763          28,412,539
                                              ===========         ===========











        See accompanying notes to the consolidated financial statements.



        Consolidated Statements of Cash Flows For The Three Months Ended
             March 31, 2001 and 2000 and the Period October 15, 1997
                      (Date of Inception) to March 31, 2001
                                   (UNAUDITED)

                                                                                  OCTOBER 15, 1997
                                                                                  (INCEPTION) TO
                                                        2001            2000      MARCH 31, 2001
                                                        ----            ----      --------------


Cash flows from operating activities:

Net loss                                              $  (925,241)   $  (532,038)   $(5,728,167)

Adjustment to reconcile net loss to net cash
     used in operating activities:
Depreciation                                               83,228          1,268         94,094
Non cash compensation and services                        363,457         75,000      2,625,107

Increase (decrease) in cash flows from operating
     activities resulting from changes in:
     Non-Cash Working Capital items                       102,010        (46,709)       127,721
Net cash used in operating activities                    (376,546)      (501,479)    (2,881,245)
                                                      -----------    -----------    -----------
Cash flows from investing activities:
     Acquisition of property and equipment               (439,657)       (25,372)      (494,038)
     Contract deposit                                     100,000           --             --
     Patents and trademarks                               (44,587)          --          (85,781)
                                                                                    -----------
Net cash used in investing activities                    (384,244)       (25,372)      (579,819)
                                                      -----------    -----------    -----------
Cash flows from financing activities

   Issuances of common stock                               62,500      1,000,390      3,252,050

   Officer's note, shareholder &  advances payable         85,500        (18,567)       270,000
                                                      -----------    -----------    -----------

Net cash provided by financing activities                 148,000        981,823      3,522,050
                                                      -----------    -----------    -----------
Net increase(decrease) in cash                           (612,790)       454,972         60,986

Cash and cash equivalents; beginning of year              673,776         21,277           --
                                                      -----------    -----------    -----------

Cash and cash equivalent, end of year                      60,986        476,249         60,986
                                                      ===========    ===========    ===========

Supplemental disclosures
Non-cash investing and financing activities:
     Common stock issued in satisfaction of certain
          Accounts payable                            $      --             --      $   150,000
  Acquisition of BBL - Common stock
   Class A special shares                                    --             --            2,327
Purchase of Assets and Technology                            --             --          453,900
-Common stock                                           2,052,450      2,052,450
-Note payable                                             100,000        100,000



          See accompanying notes to consolidated financial statements



           Consolidated Statements of Changes in Stockholders' Equity
                         For The Period October 15, 1997
                      (Date of Inception) to March 31, 2001
                                   (Unaudited)

                                                                                                    DEFICIT
                                                                                ADDITIONAL        ACCUMULATED
                                                    COMMON          SHARE        PAID-IN         DURING DEVELOP-
                                                    SHARES         AMOUNT        CAPITAL           MENT STAGE          TOTAL
                                                    ------         ------        -------           ------------      ----------


Shares issued at inception for services            1,000,000   $      1,000   $       --       $       --      $      1,000
Net loss, period ended December 31, 1997                --             --             --             (1,000)         (1,000)
                                                ------------   ------------   ------------     ------------    ------------
December 31, 1997                                  1,000,000          1,000           --             (1,000)           --
Net loss                                                --             --             --           (151,939)       (151,939)
                                                ------------   ------------   ------------     ------------    ------------
December 31, 1998                                  1,000,000          1,000           --           (152,939)       (151,939)
Net loss                                                --             --             --           (854,543)       (854,543)
Class A Special Shares (Note 3)                         --             --             --           (453,900)       (453,900)
Shares issued upon conversion of debt             15,000,000         27,002        122,998             --           150,000
Issuance of shares in private placements,
  net of costs                                       954,538           --          653,250             --           653,250
Shares issued on acquisition of BBL
  Technologies, Inc.                              11,048,000           --            2,327             --             2,327
                                                ------------   ------------   ------------     ------------    ------------
December 31, 1999                                 28,002,538         28,002        778,575       (1,461,382)       (654,805)
Net loss                                                --             --             --         (3,795,444)     (3,795,444)
Issuance of shares in private placements,
   net of costs                                    2,219,426          2,220      2,497,780             --         2,500,000
Issuance of shares for services provided             202,910            203        243,668             --           243,871
Issuance of shares upon exercise of
  options                                            560,000            560        758,192             --           758,752
Options and warrants issued for services
  rendered                                              --             --          633,329             --           633,329
Options issued for services contributed by
  officers' of the company                              --             --             --            661,000            --
                                                ------------   ------------   ------------     ------------    ------------
December 31, 2000                                 30,984,874   $     30,985   $  5,572,544     $ (5,256,826)   $    346,703
                                                ============   ============   ============     ============    ============
UNAUDITED
Shares issued on purchase of  assets               2,000,000          2,000      2,050,450             --         2,052,450
Options and warrants issued for services             550,000            550        405,407                          405,957
Issuance of shares upon exercise of options           20,000             20         19,980                           20,000
Net loss for three month period ended
     March 31, 2001                                     --             --             --           (925,241)       (925,241)
March 31, 2001 (unaudited)
                                                  33,554,874   $     33,555   $  8,048,401     $ (6,182,067)     $1,899,869
                                                ------------   ------------   ------------     ------------    ------------



          See accompanying notes to consolidated financial statements.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10KSB for the year ended December 31, 2000 filed by the Company on April 16, 2001.

The condensed consolidated financial statements included herein reflect, in the opinion of management, all adjustments (consisting primarily only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of results to be expected for the entire year ending December 31, 2001.

The Company was incorporated in the state of Florida and was inactive until January 29, 1999 when it acquired 100% of the issued and outstanding common shares of BBL Technologies Inc. ("BBL"), a private Ontario, Canada corporation. On February 19, 1999 the Company changed its name to Environmental Solutions Worldwide, Inc. ("the Company, or "ESW"). On January 11, 2001, the Company purchased certain assets and established a manufacturing facility in Telford, Pennsylvania.(See Note 2).

The Company is a development stage enterprise, that is developing, environmental technologies. The successful completion of the Company's business plan and, ultimately, the attainment of profitable operations is dependent upon future events, including obtaining adequate financing to fulfill its business plan.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. The company, however, has sustained continuing operating losses and lacks a source of commercial income, which creates uncertainty about the Company's ability to continue as a going concern. The Company's ability to continue operations as a going concern and to realize its assets and to discharge its liabilities is dependent upon obtaining additional financing sufficient for continued operations as well as the achievement and maintenance of a level of profitable operations.

Management believes that the current business plan if successfully implemented may provide the opportunity for the Company to continue as a going concern.

NOTE 2 - PURCHASE OF ASSETS

On January 11, 2001, the Company purchased equipment and technology (including patents) from an unrelated third party. Through this purchase the Company expects to bring its product to market. The Company paid $400,000 in cash, $100,000 in notes, incurred approximately $43,035 in closing costs and issued 2,000,000 shares of Company stock valued at $.6875 per share plus contingent options valued at $.6775 per share to purchase up to an additional one million shares exercisable at $0.01 to the sellers.

           The purchase price was allocated as follows:

              Equipment                          $500,000

              Patents and technology            2,093,035
                                               ----------
                                              $ 2,593,035
                                              ===========

NOTE 3 - ISSUANCE OF COMMON STOCK

           On January 11, 2001, the Company issued 2,000,000 shares of Company stock valued at $.6875 per share plus contingent options valued at $.6775 per share to purchase up to an additional one million shares exercisable at $0.01 to Mr. Robert Marino and Duane Gulick in connection the purchase of certain assets.

NOTE 4 - STOCK OPTIONS AND WARRANT GRANTS

A former director exercised 20,000 options at $1.00 per share during the three-month period ending March 31, 2001.

On January 2, 2001 the board of directors authorized the issuance of 50,000 options exercisable at $0.75 per share and expire on January 2, 2002. The options were exercised during the three months period ending March 31, 2001.

On January 11, 2001, the Company entered into two consulting agreements. Both agreements run for three years and provides for annual fees of $75,000 and $50,000, respectively. In addition, the agreements provides for stock options allowing each consultant to acquire 500,000 shares of common stock exercisable at $0.01 per share during the first year. As of March 26, 2001, each consultant has exercised their options for 250,000 shares. The issuance of these shares was recorded as compensation expense.

NOTE 5 - RELATED PARTY TRANSACTIONS

An officer of the Company is owed $170,000 for business travel expenses. The amounts expensed in office, travel, and other costs were $25,500 and $ 0, respectively, for the three months ended March 31, 2001 and 2000. This same officer also has a non-interest bearing note payable by the Company of $40,000 at March 31, 2001.

During the three month period ended March 31, 2001 and 2000, the Company paid shareholders and their affiliates $ 91,500 and $ 0, respectively for various services rendered.

NOTE 6 - CONTINGENCY

REGULATORY MATTERS

The Company has been notified by staff of the SEC's Fort Worth District Office that they intend to recommend that the Commission institute an enforcement action against the Company and its Chairman based on alleged false and misleading statements contained in press releases and filings made with the Commission. The Commission further alleged that in January 1999, the Company distributed shares of its common stock based upon an inapplicable exemption under the Securities Act. The Company and its Chairman have voluntarily provided information to the Commission in this matter and the Company's new management intends to continue to cooperate with the Commission in the event formal changes are made against the Company in an effort to resolve any and all claims in the best interest of the Company and its shareholders. The Company cannot estimate the effects, if any, on the Company's financial statements or the ultimate resolution of this matter.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere in this Form 10-QSB.

This Form 10-QSB contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the Company. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any modifications or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that actual financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.

GENERAL

At the end of December 2000, we were still a development stage enterprise. We had not generated any revenues from operations during the last two years. For the quarter ended March 31 2001, we began to generate revenues by initiating sales of our catalytic products. Accordingly, there are no meaningful comparisons with operating results from prior periods.

In the fourth quarter of 2000, we engaged the services of Applied Diesel Technology ("ADT"), a manufacturing and research and development operation located in Telford Pennsylvania to begin producing additional prototypes for further testing and refinement. A letter of intent was offered to the principals of ADT to acquire controlling interest in their company. At that time, we began to merge our research and development, together with ADT. Towards the latter part of the fourth quarter of 2000, the business arrangement was changed whereby we made an offer to acquire the assets of ADT including ADT's intellectual properties. This offer was accepted on January 3, 2001 and the asset purchase subsequently closed on January 11, 2001.

We value our purchase of the ADT assets at $2,593,035. In consideration of the asset purchase, we paid ADT $400,000 in cash; to the principals of ADT, we issued $100,000 in promissory notes; issued 2,000,000 in shares valued at $0.6875 per share or $1,375,000; and issued contingent $0.01 options on 1,000,000 shares valued at $0.6775 or $677,500. In addition, we incurred $40,535 in closing costs which have been allocated to the cost of the acquisition. The purchase price of the ADT assets has been allocated as follows: equipment - $500,000; patents and technology - $2,093,535.

On January 11, 2001, we entered into two consulting agreements with the principals of ADT. Both agreements run for three years and provide for annual fees of $75,000 and $50,000, respectively. In addition, as previously stated, as part of our purchase of assets, the agreements provide for stock options allowing each consultant to acquire up to 500,000 shares of common stock exercisable at $0.01 per share during the first year. As of March 26, 2001, the consultants have exercised options for 250,000 shares respectively. The issuance of these shares will be recorded as compensation expense.

We intend to use the newly purchased assets as a platform for further testing, developing and manufacturing activities. We believe that our research and development costs will decrease this year as a result of our ability to do a major portion of testing in house.

The ADT asset purchase will allow us to manufacture an initial limited product range, which currently is being sold to realize limited revenue. This revenue will be used to offset costs.

We initiated ISO 9001;2000 procedures late in the 4th quarter last year, which was subsequently achieved on March 28, 2001. The achievement of this ISO standard for our manufacturing process will allow our process to be recognized around the world by leading distribution and engine manufacturing companies. This potentially exposes our products to broader markets.

We presently have an agreement with Chase Securities Inc. now known as J.P. Morgan Chase, whereby Chase will advise and assist us on a broad range of strategic alternatives. At the time, our technologies reach commercial viability, Chase Securities Inc., utilizing its global transportation mergers and acquisitions department alongside its automotive division based both in New York and London may under certain circumstances, help facilitate joint ventures, licensing agreements and other transactions with manufactures around the world.

We believe that the catalytic converter technologies are reaching the point of commercial viability as we have begun to receive test orders and have manufactured and shipped some of these products in the first quarter. We have also received repeat orders for these same products. Our business plan calls for expenditures of approximately $3,000,000 over the next twelve months to expand our current capacity, complete the setup of our testing facilities, develop new products, and for general, office and marketing expenses. As a part of our business plan, we have incorporated subsidiaries, which we intend to use as our operating vehicles to conduct our daily business.

RESULTS OF OPERATIONS

Revenue for the three-month period ended March 31, 2001 was $99,916 compared to $0 for the three-month period ended March 31, 2000. During this period last year the Company was still in development stage and this quarter marked our first sales.

Net loss for the three-month period ended March 31, 2001 was $925,241 compared to $532,038 for the three-month period ended March 31, 2000, an increase of $393,203.

The gross margin for the three-month period ended March 31, 2001 was 41%.

The increase in loss was due primarily to a non-cash compensation expense of $338,750 relating to the purchase of assets, as well as an amount of $107,000 paid to management and consultants of the Company. Marketing, office and general costs amounted to $446,051, which is primarily comprised of expenses relating to investor relations, deprecation and operational costs of the Company's Telford, P.A. manufacturing facility. Development costs and professional fees amounted to $74,722, a decrease $397,392 over the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

The company's cash and cash equivalents were $60,986 on March 31, 2001 as compared to $673,776 at December 31, 2000.

Accounts receivable amounted to $55,228 on March 31, 2001 compared to $0 on December 31, 2000.

Inventories were $24,949 on March 31, 2001 compared to $0 on December 31, 2000.

Current liabilities amounted to $521,335 on March 31, 2001 as compared to $307,516 on December 31, 2000 an increase of $213,816. The increase is primarily attributed to an increase in accounts payable and amounts due to an officer and a shareholder of the Company.

Investing activities amounted to $384,244 during the three-month period ended March 31, 2001 as compared to $25,372 for the same period last year. The investing activities primarily related to the net purchase of property and equipment of $339,657 and patents and trademarks of $44,587.

Net cash provided by financing activities during the three-month period ended March 31, 2001 amounted to $148,000 as compared to $981,823 for the same period last year. The financing activities during the three-month period ended March 31, 2001 is related to loans from an officer and a shareholder of the company of $85,500 and exercise of options amounting to $62,500.

Net cash used in operating activities amounted to $376,546 during the three-month period ended March 31, 2001 as compared to $501,479 for the same period last year. This decrease in cash flows from operating activities was due primarily to the increase in accounts receivable, inventories and other current assets combined with a increase in net loss which was offset by an increase of accounts payable and depreciation and a decrease in prepaid expenses.

At the end of March 2001, we have generated initial revenues and have received bookings for repeat orders. Management believes that we will increase our book of orders steadily as we move forward with our business plan. We intend to expand our current capacity and improve our efficiencies of scale to be able to meet future anticipated increase in orders. We believe that this increased capacity and efficiency will occur towards the latter part of fiscal 2001, but there is no assurance that this will not be delayed. Accordingly, the successful completion of the sale of equity securities and/or other financing will be essential for us to continue in operation until such time as we will be able to generate sufficient revenue.

We continue to deplete our current cash resources, and do not presently have the funds to expand our capacity, fully develop our technology and sustain our operations until we anticipate our operating cash flow will be positive. We presently expect to raise additional money through the sale of our securities. However, there is no assurance that we will be successful in raising additional capital.

If we are unable to secure the required financing, we may be forced to take steps to curtail expenses, such as reducing our staff or our research and development efforts and/or selling off any assets. Any such action, however, may result in an inability to further develop the catalytic converter technology. In such event, we may be forced to cease operations.

We are currently subject to an informal investigation by the Securities and Exchange Commission ("Commission"). In the event the Commission commences an enforcement action against us, the Commission may, among other remedies, impose a civil monetary penalty on us if it is determined that we have violated securities laws. The imposition of a monetary penalty could have an adverse effect on our liquidity position.

Additionally, although we have not received any notice of claims from stockholders, we may potentially face claims for rescission and damages stemming from a prior offering made under a claimed exemption under Regulation D of the Securities Act. The Commission has subsequently determined that a specific offering we conducted was not entitled to the Regulation D exemption.

During the course of the Commission's informal investigation, we have voluntarily provided information to the Commission and have cooperated with its inquiry. Our new management intends to continue to cooperate with the Commission in the event formal changes are made against the Company in an effort to resolve all claims in the best interest of us and its shareholders.

PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

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

Mr. Bengt Odner, the Company's Chairman and Chief Executive Officer was subsequently informed on March 7, 2001 by the Fort Worth, Texas District Office that the Commission intended to recommend an enforcement action against him individually in connection with his affiliation with the Company. Specifically, the recommended enforcement action against Mr. Odner is based upon similar allegations of alleged false and misleading statements contained in Company press releases, postings on the Company's web site, and in filings with the Commission. The claimed false and misleading statements concern among other things, the performance of the Company's catalytic converter and the identity, background and role of the Company's management. Mr. Odner has been advised that the Commission may seek an order of permanent injunction and the imposition of civil money penalties.

The Company and Mr. Odner have voluntarily provided information and testimony to the Commission and have cooperated with its inquiry. The Company's new management intends to continue to cooperate with the Commission in the event formal charges are made against the Company in an effort to resolve all claims in the best interest of the Company and its shareholders. In the event the Company is required to take action against founders, insiders, former management or others to obtain damages or reimbursement, it intends to do so to protect the interests of the Company and its stockholders. The Company's board of directors intends to establish a specific independent committee to investigate the matter and make recommendations to the board of directors.

ITEM 2.    CHANGE IN SECURITIES

                     This item is not applicable.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

                     This item is not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                     This item is not applicable.

ITEM 5.    OTHER INFORMATION

In March of 2001 the Company formed three wholly owned subsidiaries, ESW America, Inc., (a Delaware Corporation) ESW Canada, Inc. (an Ontario Corporation) and ESW Technologies Inc. (a Delaware Corporation). At the current time, these wholly owned subsidiary corporations have no business operations. The Company intends to transfer certain assets to these subsidiary corporations in exchange for shares of stock in each corporation as well as anticipates receiving secure demand notes as consideration for the proposed transfer of assets to the wholly owned corporations which are intended to serve as operating entities for the Company's day to day business operations.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(A)                  EXHIBITS.

                     Exhibits 27.1, Financial Data Schedule

(B)        REPORTS ON FORM 8-K

A report on Form 8-K dated February 6, 2001 was filed by the Company on February 9, 2001 regarding a change in auditors from Daren, Martenfeld, Carr, Testa and Company LLP to Goldstein and Morris Certified Public Accountants. Subsequently, on March 14, 2001, the Company filed a Form 8-K/A amending the report dated February 6, 2001 and filed February 9, 2001.

A report on Form 8-K dated February 6, 2001 was filed by the Company on March 6, 2001 regarding the acquisition of certain assets from ADT. The report as filed also addressed a change in control of the Company as a result of the issuance of a total of 2,000,000 shares of the Company's Common Stock to the shareholders of ADT. The portion of the report related to the purchase of assets was subsequently amended by a Form 8-K/A that provides that the acquisition of the ADT assets is not deemed to be material by the Company.

                                    SIGNATURE

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:     Markham, Ontario
           May 16, 2001
                     Environmental Solutions Worldwide, Inc.


                             By:       _________________________
                                       David Johnson
                                       Chief Operating Officer