Form 10QSB
period 2001-06-30
ENVIRONMENTAL SOLUTIONS WORLDWIDE INC
filed 2001-08-14
CIK 1082278

ENVIRONMENTAL SOLUTIONS
                                 WORLDWIDE, INC.



                               FILING TYPE:  10QSB
                               DESCRIPTION:  QUARTERLY REPORT
                               FILING DATE:  Aug 14, 2001
                               PERIOD END:   June 30, 2001


                PRIMARY EXCHANGE: OVER THE COUNTER BULLETIN BOARD
                                  TICKER: ESWW











                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended - June 30, 2001.

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

             TITLE OF EACH CLASS                     OUTSTANDING July 31, 2001
             -------------------                     -----------------------
        Common Stock,  par value $.001                     33,554,874

Transactional Small Business Disclosure Format (check one)  YES [  ]   NO [ x ]

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.



                                      INDEX


PART I               FINANCIAL INFORMATION                          PAGE NUMBER

Item 1.    Financial Statements

                Consolidated Balance Sheet as of June 30, 2001          2

                Consolidated Statements of Operations for the
                   Six Months Ended June 30, 2001 and 2000              3

                Consolidated Statement of Changes in
                   Stockholders' Equity For the Six Months ended
                   June 30, 2001                                        4

                Consolidated Statements of Cash Flows for the
                   Six Months Ended June 30, 2001 and 2000              5

                Notes to Financial Satements                            6-8

Item 2.    Management's Discussion and Analysis or Plan of Operations   9


PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                            14

Item 2.    Changes in Securities                                        14

Item 3.    Defaults Upon Senior Securities                              14

Item 4.    Submission of Matters to a Vote of Security Holders          14

Item 5.    Other Information                                            14

Item 6.    Exhibits and Reports                                         14


PART I

ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
----------------------------------------------------------------------------------

                                                        JUNE 30,    DECEMBER 31,
                                                          2001         2000
----------------------------------------------------------------------------------


ASSETS

CURRENT ASSETS
   Cash and cash equivalents                           $    54,389    $   673,776
   Accounts receivable                                      91,760           --
   Inventory                                               156,851           --
    Prepaid expenses                                        88,232        221,772
   Other current  assets                                    47,300         25,585
----------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                       438,532        921,133
----------------------------------------------------------------------------------

PROPERTY AND EQUIPMENT, NET                                593,551         43,465

CONTRACT DEPOSIT                                              --          100,000

PATENTS AND TRADEMARKS, NET                              2,035,040         43,521
----------------------------------------------------------------------------------

TOTAL ASSETS                                           $ 3,067,123    $ 1,108,119

----------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities            $   400,282    $   123,016
   Officer's allowance payable                             195,500        144,500
   Demand note payable, shareholders                        85,000           --
   Demand note payable, officer                             40,000         40,000
   Demand note payable, other                              120,000           --
   Notes payable, shareholders due January 10, 2002        100,000           --

----------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                  940,582        307,516
----------------------------------------------------------------------------------

Class A special shares, no par value, 700,000 shares       453,900        453,900
        Authorized, issued and outstanding
----------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:

Common stock, $.001 par value,
        50,000,000 shares authorized;
        33,904,874 - 2001, 29,114,401 - 2000
        shares issued and outstanding                       33,905         30,985
Additional paid-in-capital                               8,218,181      5,572,544

ACCUMULATED DEFICIT                                     (6,579,445)    (5,256,826)
----------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                             $ 1,672,641    $   346,703
----------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 3,067,123    $ 1,108,119
----------------------------------------------------------------------------------





THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.



ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
CONSOLIDATED  STATEMENTS OF OPERATIONS
(UNAUDITED)

----------------------------------------------------------------------------------------------------

                                             SIX MONTHS    SIX MONTHS   THREE MONTHS   THREE MONTHS
                                               ENDED         ENDED         ENDED          ENDED
                                              JUN. 30,     JUN. 30,      JUN. 30,        JUN. 30,
                                               2001         2000           2001           2000
----------------------------------------------------------------------------------------------------

SALES                                    $       272,832   $      --       $ 173,819    $     --

COST OF SALES                                    139,208          --          80,574           --
----------------------------------------------------------------------------------------------------

GROSS PROFIT                                     133,624          --          93,245           --
----------------------------------------------------------------------------------------------------
RESEARCH AND DEVELOPMENT                          75,028        584,256       22,096        222,043

PROFESSIONAL FEES                                 83,478        128,027       61,807         18,146

CONSULTING FEES                                  517,028         88,483       71,947         61,772

MARKETING, OFFICE & GENERAL COSTS                902,460        199,283      456,524        166,050

OFFICER'S COMPENSATION AND DIRECTOR'S FEES         9,150         14,587        9,150         14,587
----------------------------------------------------------------------------------------------------

                                               1,587,144      1,014,636      621,524        482,598
----------------------------------------------------------------------------------------------------

NET LOSS FROM OPERATIONS                     $(1,453,520)   $(1,014,636)   $  (528,279)   $  (482,598)

----------------------------------------------------------------------------------------------------
OTHER INCOME                                     130,901           --          130,901           --
----------------------------------------------------------------------------------------------------

NET LOSS                                     $(1,322,619)   $(1,014,636)    $ (397,378)    $ (482,598)
----------------------------------------------------------------------------------------------------


   Basic  and diluted loss per share         $     (0.04)   $     (0.04)   $     (0.01)   $     (0.02)
----------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.



ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2001
(UNAUDITED)
-----------------------------------------------------------------------------------------------------------



                                      COMMON        SHARE        PAID-IN
          ACTIVITY                    STOCK         VALUE        CAPITAL       DEFICIT          TOTAL
-----------------------------------------------------------------------------------------------------------


JANUARY 1, 2001                     30,984,874   $    30,985   $ 5,572,544   $(5,256,826)   $   346,703

Issuance of shares on
   purchase of assets                2,000,000         2,000     2,050,450          --        2,052,450

Options and warrants issued for
   services                            550,000           550       414,557          --          415,107

Issuance of shares upon exercise

Exercise of options                     20,000            20        19,980          --           20,000

Conversion of debt into equity         350,000           350       160,650          --          161,000

Loss from operations for the
   six month period ended
    June 30, 2001                         --            --            --      (1,322,619)    (1,322,619)
-----------------------------------------------------------------------------------------------------------

JUNE 30, 2001                       33,904,874   $    33,905   $ 8,218,181   $(6,579,445)   $ 1,672,641
-----------------------------------------------------------------------------------------------------------



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.



ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX -MONTH PERIOD ENDED JUNE 30, 2001
(UNAUDITED)

--------------------------------------------------------------------------------

                                      SIX MONTH       SIX MONTH
                                     PERIOD ENDED    PERIOD ENDED
                                     JUN. 30, 2001   JUN. 30, 2000
--------------------------------------------------------------------------------


Cash Flows From Operating Activities:

Net loss                                 $(1,322,619)   $(1,014,636)

Adjustment to reconcile net loss to
   net cash provided by (used in)
    operating activities:
   Depreciation expense                      166,853          2,478
   Non Cash Compensation and Services        372,607        205,121
--------------------------------------------------------------------------------
                                            (783,159)      (807,037)
Changes in assets and liabilities:
   Changes in non-cash working capital       140,280         (9,978)
--------------------------------------------------------------------------------

Net cash provided by (used in)
   operating activities                     (642,879)      (817,015)
--------------------------------------------------------------------------------

Investing activities:
   Acquisition property & equipment         (501,894)       (25,372)
   Contract deposit                          100,000           --
   Patents & trademarks                      (54,114)       (33,474)
--------------------------------------------------------------------------------

Net cash provided by (used in)
   investing activities                     (456,008)       (58,846)
--------------------------------------------------------------------------------

Financing activities:
   Note payable, other                       120,000        (18,567)
   Issuance of common stock                  223,500      1,000,390
   Officer's note, shareholder and
      advances payable                       136,000           --
--------------------------------------------------------------------------------
   Net cash provided by financing
   activities                                479,500        981,823
--------------------------------------------------------------------------------
Net increase (decrease) in cash             (619,387)       105,962

CASH AT BEGINNING OF PERIOD                  673,776         21,277
--------------------------------------------------------------------------------

Cash at end of period                    $    54,389    $   127,239
--------------------------------------------------------------------------------


SUPPLEMENTAL DISCLOSURES:

Non-cash investing and financing activities

   Purchase of Assets and Technology

   - Common stock                         $2,052,450
   - Note payable                           $100,000



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


1.    NATURE OF BUSINESS AND BASIS OF PRESENTATION

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

      The condensed consolidated financial statements included herein reflect, in the opinion of management, all adjustments (consisting primarily only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the six months ended June 30, 2001 and for the three months ended June 30, 2001 are not necessarily indicative of results to be expected for the entire year ending December 31, 2001.

      The Company was incorporated in the state of Florida and was inactive until January 29, 1999 when it acquired 100% of the issued and outstanding common shares of BBL Technologies Inc. ("BBL"), a private Ontario, Canada corporation. On February 19, 1999 the Company changed its name to Environmental Solutions Worldwide, Inc. ("the Company, or "ESW"). On January 11, 2001, the Company purchase certain assets and established a manufacturing facility in Telford, Pennsylvania. (See Note 2).

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

2.    PURCHASE OF ASSETS

      On January 11, 2001, the Company acquired equipment and technology (including a patent and patents pending) from an unrelated third party. Through this purchase the Company expects to bring its product to market. The Company paid $400,000 in cash, $100,000 in notes, incurred approximately $43,035 in closing costs and issued 2,000,000 shares of Company common stock valued at $.6875 per share plus contingent options valued at $.6775 per share to purchase up to an additional one million shares exercisable at $0.01 to the sellers.

      The purchase price was allocated as follows:

                            Equipment                               $    500,000
                            Patents and technology                     2,093,035
                                                                    ------------

                                                                     $ 2,593,035
                                                                    ============

ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


3.    OTHER INCOME

      During the three month period ending June 30, 2001, the Company was able to recover $130,901 of certain abandoned research and development costs through the sale of such costs.

4.    ISSUANCE OF COMMON STOCK

      On January 11, 2001, the Company issued 2,000,000 shares of Company common stock valued at $.6875 per share plus contingent options valued at $.6775 per share to purchase up to an additional one million shares exercisable at $0.01 per share to Mr. Robert Marino and Duane Gulick in connection the purchase of certain assets. (Note 2)

      During the six month period ending June 30, 2001 a debt of $161,000 was converted into 350,000 shares of the Company. These shares are to be issued subsequent to the period ended June 30, 2001.

5.    STOCK OPTIONS AND WARRANT GRANTS

      A former director exercised 20,000 options at $1.00 per share during the three-month period ending March 31, 2001.

      On January 2, 2001 the board of directors authorized the granting of 50,000 options exercisable at $0.75 per share to a consultant and expire on January 2, 2002. The options were exercised on January 22, 2001.

      On January 11, 2001, the Company entered into two separate management consulting agreements. Both agreements run for three years and provide for annual fees of $75,000 and $50,000, respectively. In addition, the agreements provide for stock options allowing each consultant to acquire 500,000 shares of common stock exercisable at $0.01 per share during the first year. As of March 26, 2001, each consultant has exercised their options for 250,000 shares. The issuance of these shares was recorded as compensation expense.

      On April 18, 2001 the Company issued 250,000 options exercisable at $0.50 per share and expire April 18, 2004 to an employee.

      On May 4, 2001 the Company issued 250,000 options exercisable at $0.50 per share and expire May 4, 2004 to an employee.

      On May 30, 2001 the Company issued 100,000 options exercisable at $0.50 per share and expire May 30, 2004 to an employee.

      On April 18, 2001 and May 30, 2001 the Company issued 250,000 and 100,000 options, respectively to the chairman of the board. The options expire three years from the date of issuance and are exercisable at $0.50 per share. The issuance of these options was recorded as a compensation expense.

6.    RELATED PARTY TRANSACTIONS

      The chairman of the Company is due the sum of $195,500 (December 31, 2000
      - $144,500) for business travel expenses. The amounts expensed in office, travel, and other costs were $51,000 and $ 51,000, respectively, for the six months ended June 30, 2001 and 2000. This same individual advanced $40,000 by way of a note payable which is due on demand. (December 31, 2000 - $40,000).

      Shareholders of the Company advanced $85,000 (December 31, 2000 - $0) which is due on demand.

      During the six month period ended June 30, 2001 and 2000, the Company paid shareholders and their affiliates $ $208,846 and $ 0, respectively for various services rendered.

ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


7.    CONTINGENCY

      REGULATORY MATTERS

      The Company has been notified by staff of the Security and Exchange Commission's (Commission) Fort Worth District Office that they intend to recommend that the Commission institute an enforcement action against the Company and its Chairman based on alleged false and misleading statements contained in press releases and filings made with the Commission. The Commission further alleged that the Company distributed 15,000,000 shares of its common stock based upon an inapplicable exemption under the Securities Act. The Company and its Chairman have voluntarily provided information to the Commission in this matter and the Company's new management intends to continue to co-operate with the Commission in the event formal changes are made against the Company in an effort to resolve any and all claims in the best interest of the Company and its shareholders. The Company cannot estimate the effect, if any, on the Company's financial statements or the ultimate resolution of these matters.

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

GENERAL

At the end of December 2000, the Company was still a development stage enterprise. We had not generated any revenues from operations during the last two Fiscal years. Accordingly, there are no meaningful comparisons with operating results from prior periods.

In the last two quarters, we began to generate revenues by initiating sales of our catalytic products and testing services. Sales for the three months ended June 30, 2001, were $173,819. A 74% increase over the previous quarter.

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

We value our purchase of the ADT assets at $2,593,035. In consideration of the asset purchase, we paid $400,000 in cash, and we issued $100,000 in promissory notes and issued 2,000,000 shares valued at $0.6875 per share or $1,375,000; and issued contingent $0.01 options on 1,000,000 shares valued at $0.6775 or $677,500 to the principals of ADT. In addition, we incurred $40,535 in closing costs which have been allocated to the cost of the acquisition. The purchase price of the ADT assets has been allocated as follows: equipment - $500,000; patents and technology - $2,093,535.

On January 11, 2001, we entered into two consulting agreements with the principals of ADT. Both agreements run for three years and provide for annual fees of $75,000 and $50,000, respectively. In addition, as stated above, as part of our purchase of assets, the agreements provide for stock options allowing each consultant to acquire up to 500,000 shares of common stock exercisable at $0.01 per share during the first year. As of March 26, 2001, the consultants have exercised options for 250,000 shares respectively. The issuance of these shares was recorded as compensation expense.

We intend to use the newly purchased assets as a platform for further testing, developing and manufacturing activities. We believe that our research and development costs will decrease this year as a result of our ability to do a major portion of testing in house.


In March of 2001,the Company formed three wholly owned subsidiaries, ESW America, Inc., (a Delaware Corporation) ESW Canada, Inc. (an Ontario Corporation) and ESW Technologies Inc. (a Delaware Corporation). Effective April 1 2001, the Company transferred certain assets to these subsidiary corporations in exchange for all of the issued and outstanding shares of stock in each corporation as well as receiving a secured, interest bearing demand notes as consideration for the transfer of assets to the wholly owned corporations. These subsidiaries will serve as operating entities for the Company's day-to-day business operations.

Environmental Solutions Worldwide, Inc., is a holding company with its primary operations and assets being its investments in its wholly owned subsidiaries. Effective April 1, 2001 the parent company transferred its assets acquired from the ADT acquisition into its subsidiary ESW America, Inc. This entity will continue to sell and service the Company's products. The patent and patent pending technology was transferred to ESW Technologies, Inc. These subsidiaries will act as the Company's operating vehicles to conduct our daily business.


During the second quarter, the Company launched two new product lines, an industrial duty converter line called Air Sentinel(TM) and a small utility engine catalyst/muffler called Quiet Cat(TM). The Company believes that over the next few years the demand for diesel particulate controls will intensify. Additionally, small utility engines have come under stringent government regulations for emission controls. We anticipate that these products will represent a growing and important portion of the Company's future business plans.

We initiated ISO 9001;2000 procedures late in the fourth quarter last year, which was subsequently achieved on March 28, 2001. The achievement of this ISO standard for our manufacturing process will allow our process to be recognized around the world by leading distribution and engine manufacturing companies. This potentially exposes our products to broader markets.

We have an agreement with Chase Securities Inc. now known as J.P. Morgan Chase, whereby Chase will advise and assist us on a broad range of strategic alternatives. Chase Securities Inc., utilizing its global transportation mergers and acquisitions department alongside its automotive division based both in New York and London, may under certain circumstances help facilitate joint ventures, licensing agreements and other transactions with manufacturers around the world.

We believe that the catalytic converter technologies are reaching the point of commercial viability as we have begun to receive repeat orders. The Company is no longer a development stage company as it is generating revenue from the sale of its products and service. We have generated our cash needs this quarter partly threw an equity financing and short term loans.




RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2001 TO THE THREE MONTHS ENDED JUNE 30, 2000.

Revenue for the three-month period ended June 30, 2001 was $173,819 compared to $0 for the three-month period ended June 30, 2000. During this period last year the Company was still in development stage and this quarter marked the continuation of our marketing and sales effort.

Net loss from operations for the three-month period ended June 30, 2001 was $528,279 compared to $482,598 for the three-month period ended June 30, 2000, an increase of $45,681. The net loss for the three-month period ended June 30, 2001 was $397,378 compared to $482,598 for the three-month period ended June 30, 2000, a decrease of $85,220.

The gross margin for the three-month period ended June 30, 2001 was 53.64%.

The increase in the loss from operations was related to an increase in professional fees of $43,661, increase in marketing, office and general costs of $ 290,474, which is primarily comprised of expenses relating to investor relations, depreciation and operational costs of the Company's Telford, Pennsylvania manufacturing facility and an increase in consulting fees of $10,175. The increase costs were offset by a gross profit contribution of $93,245 relating to the sales of the Company's products and services, a decrease in research and development costs of $ 199,947 as the Company graduated from a development stage company to operating company and a reduction in officer's compensation and director's fees.

The decrease in the net loss of $85,220 was related to the increase in the Company's loss from operations but was offset by other income earned by the Company.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2001 TO THE SIX MONTHS ENDED JUNE 30, 2000.

Revenue for the six-month period ended June 30, 2001 was $272,832 compared to $0 for the six-month period ended June 30, 2000. During this period last year the Company was still in development stage and this period marked our first sales.

Net loss from operations for the six-month period ended June 30, 2001 from operations was $1,453,520 compared to $1,014,636 for the six-month period ended June 30, 2000, an increase of $438,884. The net loss for the six-month period ended June 30, 2001 was $1,322,619 compared to $1,014,636 for the six-month period ended June 30, 2000, a increase of $307,983.

The gross margin for the six-month period ended June 30, 2001 was 48.98%.

The increase in the loss from operations was related to an increase in consulting fees of $ 428,545 which includes a non-cash compensation expense relating to the purchase of the ADT assets of $338,750 and additional consulting fees relating to the operations of the Company, increase in marketing, office and general costs of $ 703,177 which is primarily comprised of expenses relating to investor relations, depreciation and operational costs of the Company's Telford, Pennsylvania manufacturing facility. These increase costs were offset by a decrease in research and development costs of $ 509,228 as the company graduated from a development stage company to a operating company, a reduction in professional fees of $44,549 and a reduction in officer's compensation and director's fees and contribution of gross profit of $133,624 from the sale of the Company's products and services.

The increase in the net loss of $307,983 was related to the increase in the Company's loss from operations but was offset by other income earned by the Company.


 LIQUIDITY AND CAPITAL RESOURCES

The company's cash and cash equivalents were $54,389 on June 30, 2001 as compared to $673,776 at December 31, 2000.

Accounts receivable amounted to $91,760 on June 30, 2001 compared to $0 on December 31, 2000.

Inventories were $156,851 on June 30, 2001 compared to $0 on December 31, 2000.



Current liabilities amounted to $940,582 on June 30, 2001 as compared to $307,516 on December 31, 2000 an increase of $633,066. The increase is primarily attributed to an increase in accounts payable and accrued liabilities, amounts due to an officer and a shareholder of the Company and a demand note payable to a third party.

Investing activities amounted to $456,008 during the six-month period ended June 30, 2001 as compared to $58,846 for the same period last year. The investing activities primarily related to the net purchase of property and equipment of $501,894 and patents and trademarks of $54,114 and the receipt of funds related to a contract.


Net cash provided by financing activities during the six-month period ended June 30, 2001 amounted to $479,500 as compared to $981,823 for the same period last year. The financing activities during the six-month period ended June 30, 2001 is related to loans from an officer and a shareholder of the company of $136,000,the issuance of common stock of $223,500 which is comprised of the exercise of options in the amount of $62,500 and the issuance of common stock in the amount of $161,000 and issuance of a demand note by the Company in the amount of $120,000.

Net cash used in operating activities amounted to $642,879 during the six-month period ended June 30, 2001 as compared to $817,015 for the same period last year. This increase in cash flows from operating activities was due primarily to the increase in accounts receivable, inventories and other current assets combined with an increase in non- cash compensation, depreciation and an increase of accounts payable and a decrease in prepaid expenses.





As of June 30, 2001, we have continued to obtain reorders from customers. Management believes that we will increase our orders as we move forward with our business plan. We intend to expand our current capacity and improve our efficiencies of scale to be able to meet future anticipated increase in orders. We believe that this increased capacity and efficiency will occur towards the latter part of fiscal 2001, but there is no assurance that this will not be delayed. Accordingly, the successful completion of the sale of equity securities and/or other financing will be essential for us to continue in operation until such time as we will be able to generate sufficient revenue.

We continue to deplete our current cash resources, and do not presently have the total funds needed to expand our capacity, fully develop our technology and sustain our operations until we anticipate our operating cash flow will be positive. We presently expect to raise additional money through the sale of our securities.

On May 14,2001, a note holder converted short-term debt of $161,000 into equity, totaling 350,000 shares of common stock in the Company.

During July 2001, the Company entered into two, (2) equity financing agreements with accredited investors for $525,000, totaling 1,312,500 shares of common stock in the Company. The Company has received $67,000 with the balance of $458,000 payable on or before December 31, 2001. No shares will be issued to an investor until the Company receives the full payment for same.

During August 2001, the Company completed equity financing transactions with four (4) accredited investors for $1,500,000. The Company issued 3,700,000 shares of common stock and granted cost free registration rights. The Company has agreed to file a registration statement for the shares within one hundred and twenty (120) days from the date of closing.

A total financing amount of $1,728,000 has been received and an additional $458,000 of equity financing is pending and is expected to be received by December 31, 2001. The company anticipates raising additional equity in the near future in order to fully implement our operational and marketing plans; however, there is no assurance that we will be successful in raising the additional capital.


If we are unable to secure the required financing, we may be forced to take steps to reduce expenses, such as reducing our staff or our research and development efforts and/or selling off any assets. Any such action, however, may result in an inability to further develop the catalytic converter technology. In such event, we may be forced to cease operations.

We are currently subject to an order of investigation by the Securities and Exchange Commission ("Commission"). In the event the Commission commences an enforcement action against us, the Commission may, among other remedies, impose a civil monetary penalty or seek an order of permanent injunction if it is determined that we have violated securities laws. The imposition of a monetary penalty could have an adverse effect on our liquidity position.

Additionally, although we have not received any notice of claims from stockholders, we may potentially face claims for rescission and damages stemming from a prior offering made under a claimed exemption under Regulation D of the Securities Act. The Commission has alleged that a specific offering conducted by our prior management was based upon an inapplicable exemption under Rule 504 of the Security Act.

During the course of the Commission's investigation, we have voluntarily provided information to the Commission and have cooperated with its inquiry. Our new management intends to continue to cooperate with the Commission, in the event formal charges are asserted against the Company, management intends to make every effort to resolve any claims in the best interest of its shareholders.

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

Mr. Bengt Odner, the Company's Chairman was subsequently informed on March 7, 2001 by the Fort Worth, Texas District Office that the Commission intended to recommend an enforcement action against him individually in connection with his affiliation with the Company. Specifically, the recommended enforcement action against Mr. Odner is based upon similar allegations of alleged false and misleading statements contained in Company press releases, postings on the Company's web site, and in filings with the Commission. The claimed false and misleading statements concern among other things, the performance of the Company's catalytic converter and the identity, background and role of the Company's management. Mr. Odner has been advised that the Commission may seek an order of permanent injunction and the imposition of civil money penalties.

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

ITEM 2.    CHANGE IN SECURITIES

                     None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

                    None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                    None

ITEM 5.    OTHER INFORMATION

                    None



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

                    None







                                    SIGNATURE

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:     Markham, Ontario
           August 14, 2001
                     Environmental Solutions Worldwide, Inc.


                             By:      /s/ DAVID JOHNSON
                                      -----------------------
                                       David Johnson
                                       Chief Operating Officer