Form 10QSB
period 2001-09-30
ENVIRONMENTAL SOLUTIONS WORLDWIDE INC
filed 2001-11-14
CIK 1082278

[OBJECT OMITTED]
                             ENVIRONMENTAL SOLUTIONS
                                 WORLDWIDE INC.

                               FILING TYPE: 10QSB
                          DESCRIPTION: QUARTERLY REPORT
                         FILING DATE: NOVEMBER 14, 2001
                         PERIOD END: September 30, 2001

                PRIMARY EXCHANGE: OVER THE COUNTER BULLETIN BOARD
                                  TICKER: ESWW

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

           [x] Quarterly report pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934 for the quarterly period ended-
                              September 30, 2001.

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
               Exchange Act of 1934 for the transition period from
                                   ______________ to  _______________ .

                        COMMISSION FILE NUMBER 000-30392

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
               --------------------------------------------------
               (Exact name of Company as specified in its charter)

           250 Shields Court, Unit #3 Markham, Ontario Canada L3R 9W7
           ----------------------------------------------------------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:



     TITLE OF EACH CLASS                   OUTSTANDING November 2,2001
     -------------------                     -----------------------
Common Stock, par value $.001                   38,154,874



TRANSACTIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE) YES [ ] NO [ X ]

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.



                                      INDEX


PART I               FINANCIAL INFORMATION                          PAGE NUMBER

Item 1.    Financial Statements

                Consolidated Balance Sheet as of September 30, 2001      2

                Consolidated Statements of Operations for the
                Nine Months and Three Months Ended September 30, 2001
                and 2000                                                 3

                Consolidated Statement of Changes in
                Stockholders' Equity For the Nine Months ended
                September 30, 2001                                       4

                Consolidated Statements of Cash Flows for the
                Nine Months Ended September 30, 2001 and 2000            5

                Notes to Financial Statements                            6-8

Item 2.    Management's Discussion and Analysis or Plan of Operations    9-13


PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                            14

Item 2.    Changes in Securities                                        14

Item 3.    Defaults Upon Senior Securities                              14

Item 4.    Submission of Matters to a Vote of Security Holders          14

Item 5.    Other Information                                            14

Item 6.    Exhibits and Reports                                         14

PART I


ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
-----------------------------------------------------------------------------------------------------------------------

                                                                                 SEPTEMBER 30,             DECEMBER 31,
                                                                                    2001                     2000
-----------------------------------------------------------------------------------------------------------------------


ASSETS

CURRENT ASSETS
   Cash and cash equivalents                                                      $     999,598           $    673,776
   Accounts receivable                                                                   82,466                  -
   Inventory                                                                            140,860                  -
   Prepaid expenses                                                                      25,762                221,772
   Other current assets                                                                  37,500                 25,585
-----------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT ASSETS                                                                  1,286,186                921,133

PROPERTY AND EQUIPMENT, NET                                                             593,130                 43,465

CONTRACT DEPOSIT                                                                          -                    100,000

PATENTS AND TRADEMARKS, NET                                                           1,982,927                 43,521
-----------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                       $  3,862,243           $  1,108,119
-----------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                                        $    123,069          $     123,016
   Officer's travel allowance payable                                                   221,000                144,500
   Demand note payable, shareholder                                                      60,000                   -
   Demand note payable, officer                                                          40,000                 40,000
   Demand note payable, other                                                           120,000                   -
   Notes payable, shareholders                                                          100,000                   -

-----------------------------------------------------------------------------------------------------------------------

TOTAL CURRENT LIABILITIES                                                               664,069                307,516
-----------------------------------------------------------------------------------------------------------------------

Class A special shares, no par value, 700,000 shares                                    453,900             453,900
  Authorized, issued and outstanding
-----------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:

Common stock, $.001 par value, 50,000,000 shares authorized; 38,154,874 - 2001,
  29,114,401 - 2000; shares issued and outstanding, 1,312,500 shares subscribed
  and pending - 2001                                                                     39,467                 30,985
Additional paid-in-capital                                                           10,237,619              5,572,544
Stock Subscriptions Receivable                                                         (458,000)

ACCUMULATED DEFICIT                                                                  (7,074,812)            (5,256,826)
-----------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                         $  2,744,274          $     346,703
-----------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $  3,862,243              1,108,119
-----------------------------------------------------------------------------------------------------------------------





THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
CONSOLIDATED  STATEMENTS OF OPERATIONS
(UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------

                                                NINE MONTHS      NINE MONTHS      THREE MONTHS     THREE MONTHS
                                                  ENDED             ENDED            ENDED            ENDED
                                                 SEP. 30,          SEP. 30,        SEP. 30,          SEP. 30,
                                                   2001             2000             2001             2000
-----------------------------------------------------------------------------------------------------------------------

SALES                                        $     397,994 $         -             $ 125,162 $           -

COST OF SALES                                      236,329           -                97,121             -
-----------------------------------------------------------------------------------------------------------------------

GROSS PROFIT                                       161,665           -                28,041             -
-----------------------------------------------------------------------------------------------------------------------

RESEARCH AND DEVELOPMENT                            89,985        1,227,517           14,957          643,261

PROFESSIONAL FEES                                  104,096          123,555           20,618

CONSULTING FEES                                    549,078          163,089           32,050           74,606

MARKETING, OFFICE & GENERAL COSTS                1,364,802          307,609          462,342           99,392

OFFICER'S COMPENSATION AND DIRECTOR'S FEES           9,150           10,125
-------------------------------------------------------------------------------------------------------------

                                                 2,117,111        1,831,895          529,967          817,259
-----------------------------------------------------------------------------------------------------------------------

NET LOSS FROM OPERATIONS                      $ (1,955,446)    $ (1,831,895)      $ (501,926)      $ (817,259)

OTHER INCOME                                       137,460             -               6,559             -
-----------------------------------------------------------------------------------------------------------------------

NET LOSS                                      $ (1,817,986)    $ (1,831,895)     $ (495,367)       $ (817,259)
-----------------------------------------------------------------------------------------------------------------------




   Basic loss per share                          $ (0.05)         $(0.06)            $(0.01)           $(0.03)
-----------------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------------



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
-------------------------------------------------------------------------------------------------------------------------------
FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2001
(UNAUDITED)


                                           COMMON             SHARE       PAID-IN
             ACTIVITY                      STOCK              VALUE       CAPITAL           DEFICIT                   TOTAL
-------------------------------------------------------------------------------------------------------------------------------


JANUARY 1, 2001                            30,984,874       $30,985       $5,572,544       $(5,256,826)             $346,703

Issuance of shares on
   purchase of assets                       2,000,000         2,000        2,050,450              -                2,052,450

Issuance of shares upon exercise
   of options                               1,070,000         1,070          439,037              -                  440,107

Conversion of debt into equity                350,000           350          160,650              -                  161,000

Issuance of shares in private
   placements, net of costs                 3,750,000         3,750        1,491,250                               1,495,000

Common shares subscribed and
   pending                                  1,312,500         1,312          523,688                                 525,000

Stock subscriptions receivable                                              (458,000)                               (458,000)

Loss from operations for the
   nine month period ended
    September 30, 2001                           -             -                -           (1,817,986)           (1,817,986)
-------------------------------------------------------------------------------------------------------------------------------

SEPTEMBER 30, 2001                         39,467,374       $39,467       $9,779,619       $(7,074,812)           $2,744,274
-------------------------------------------------------------------------------------------------------------------------------



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.



ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE -MONTH PERIOD ENDED SEPTEMBER 30, 2001
(UNAUDITED)

--------------------------------------------------------------------------------------------------

                                                                  NINE MONTH        NINE MONTH
                                                                 PERIOD ENDED      PERIOD ENDED
                                                                 SEP. 30, 2001     SEP. 30, 2000
--------------------------------------------------------------------------------------------------


Net loss                                                        $(1,817,986)      $(1,831,895)

Adjustment to reconcile net loss to
   net cash provided by (used in)
   operating activities:
   Depreciation expense                                             251,827             3,751
 Non cash compensation and services                                 372,607           829,379
--------------------------------------------------------------------------------------------------
                                                                 (1,193,552)         (998,765)
Changes in assets and liabilities:
   Changes in non-cash working capital                              (39,157)           64,339
--------------------------------------------------------------------------------------------------

Net cash provided by (used in)
   operating activities                                          (1,232,709)         (934,426)
--------------------------------------------------------------------------------------------------

Investing activities:
   Acquisition property & equipment                                (529,355)          (25,377)
   Contract deposit                                                 100,000              --
   Patents & trademarks                                             (54,114)          (41,572)
--------------------------------------------------------------------------------------------------

Net cash provided by (used in)
   investing activities                                            (483,469)          (66,949)
--------------------------------------------------------------------------------------------------

Financing activities:
    Note payable, other                                             120,000            11,433
    Issuances of common stock                                     1,785,500         1,000,390
    Officer's note, shareholder and
       advances payable                                             136,500              --
--------------------------------------------------------------------------------------------------

   Net cash provided by financing
   ACTIVITIES                                                     2,042,000         1,011,823
   -----------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                     325,822            10,448

CASH AT BEGINNING OF PERIOD                                         673,776            21,277
--------------------------------------------------------------------------------------------------

Cash at end of period                                             $ 999,598          $ 31,725
--------------------------------------------------------------------------------------------------


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

       The condensed consolidated financial statements included herein reflect, in the opinion of management, all adjustments (consisting primarily only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the nine months ended September 30, 2001 and for the three months ended September 30, 2001 are not necessarily indicative of results to be expected for the entire year ending December 31, 2001.

       The Company was incorporated in the state of Florida. On February 19, 1999 the Company changed its name to Environmental Solutions Worldwide, Inc. ("the Company, or "ESW"). On January 11, 2001, the Company purchase certain assets and established a manufacturing facility in Telford, Pennsylvania. (See Note 2).

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
                                                       ------------

                                                        $ 2,593,035

ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)


3.     OTHER INCOME

       The Company was able to recover certain abandoned research and development costs through the sale of such costs.

4.     ISSUANCE OF COMMON STOCK

       On January 11, 2001, the Company issued 2,000,000 shares of Company stock valued at $.6875 per share plus contingent options valued at $.6775 per share to purchase up to an additional one million shares exercisable at $0.01 to Mr. Robert Marino and Duane Gulick in connection the purchase of certain assets.

       In May 2001, a debt of $161,000 was converted into 350,000 shares of the Company.

       During July 2001, the Company entered into three, (3) equity financing agreements with accredited investors for $525,000, totalling 1,312,500 shares of common stock in the Company. The Company has received $67,000 with the balance of $458,000 payable on or before December 31, 2001.
       No shares will be issued to an investor until the Company receives the full payment for same.

       During August 2001, the Company completed equity financing transactions with four (4) accredited investors for $1,500,000. The Company issued 3,750,000 shares of restricted common stock and granted cost free registration rights. The Company has agreed to file a registration statement for the shares within one hundred and twenty (120) days from the date of closing.

5.     STOCK OPTIONS AND WARRANT GRANTS

       A former director exercised 20,000 options at $1.00 per share during the nine-month period ending September 30, 2001.

       On January 2, 2001 the board of directors authorized the issuance of 50,000 options exercisable at $0.75 per share and expire on January 2, 2002. The options were exercised during the nine months period ending September 30, 2001. The issuance of these shares was recorded as compensation expense.

       On January 11, 2001, the Company entered into two consulting agreements. Both agreements run for three years and provide for annual fees of $75,000 and $50,000, respectively. In addition, the agreements provide for stock options allowing each consultant to acquire 500,000 shares of common stock exercisable at $0.01 per share during the first year. As of September 30, 2001, each consultant has exercised their options for 500,000 shares. The issuance of these shares was recorded as compensation expense.

       On April 18, 2001 the Company issued 250,000 options exercisable at $0.50 per share and expire April 18, 2003 to an employee.

       On May 4, 2001 the Company issued 250,000 options exercisable at $0.50 per share and expire May 4, 2003 to an employee.

       On May 30, 2001 the Company issued 100,000 options exercisable at $0.50 per share and expire May 30, 2003 to an employee.

       On April 18, 2001 and May 30, 2001 the Company issued 250,000 and 100,000 options, respectively to the Chairmen of the Company. The options expire two years from the date of issuance and are exercisable at $0.50 per share. The issuance of these options was recorded as a compensation expense.

ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
NOTES TO  CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

6.     RELATED PARTY TRANSACTIONS

       The Chairmen of the Company is owed $221,000 (December 31, 2000 - $144,500) for reimbursement of business travel expenses. The amounts expensed in office, travel, and other costs were $76,500 and $ 76,500, respectively, for the nine months ended September 30, 2001 and 2000. This same officer also has a non-interest bearing note payable by the Company of $40,000 (December 31, 2000 - $40,000).

       A Shareholder of the Company advanced $60,000 (December 31, 2000 - $0) which are due on demand.

       During the nine month period ended September 30, 2001 and 2000, the Company paid shareholders and their affiliates $311,691 and $ 0, respectively for various services rendered.

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

This Form 10-QSB contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the Company. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any modifications or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that actual financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.

GENERAL

At the end of December 2000, the Company was still a development stage enterprise. We had not generated any revenues from operations during the last two completed fiscal years. Accordingly, there are no meaningful comparisons with operating results from prior periods.

In the last three quarters, we have begun to generate revenues by initiating sales of our catalytic products and testing services. Sales for the three months ended September 30, 2001, were $125,162. Sales for the nine months ended September 30, 2001 were $397,994.


As part of our business plan for the next twelve months we intend to use the purchased assets of Applied Diesel Technology (ADT) as a platform for further testing, developing and manufacturing activities. We believe that our research and development costs will decrease as a result of our ability to do a major portion of testing in house. We have the ability to test catalytic converter products of our own design, for various engine sizes on behalf of engine manufacturers. We have received many requests to produce catalytic products using our technology.

The Company does not intend to purchase or sell any significant amounts of equipment during the next twelve (12) months. As part of our overall plan to improve efficiency and cut costs the company is effecting plans to consolidate its administrative and marketing functions.

In March of 2001,the Company formed three wholly owned subsidiaries, ESW America, Inc., (a Delaware Corporation) ESW Canada, Inc. (an Ontario Corporation) and ESW Technologies Inc. (a Delaware Corporation). Effective April 1 2001, the Company transferred certain assets to these subsidiary corporations in exchange for all of the issued and outstanding shares of stock in each corporation as well as receiving a secured, interest bearing demand notes as consideration for the transfer of assets to the wholly owned corporations. BBL Technologies Inc. (an Ontario Corporation) is a wholly owned subsidiary of the Company. As a result of monies loaned to BBL by the parent Corporation for previous research and development, a secured, interest bearing demand note was also received.

Environmental Solutions Worldwide, Inc., is a holding company with its primary operations and assets being its investments in its wholly owned subsidiaries. Effective April 1, 2001 the parent company transferred certain assets acquired from ADT into its subsidiary ESW America, Inc. This entity will continue to sell and service the Company's products. The patent and patent pending technology was transferred to ESW Technologies, Inc. These subsidiaries will act as the Company's operating vehicles to conduct our daily business.

Recently the Company launched two new product lines, an industrial duty converter line called Air Sentinel(TM) and a small utility engine catalyst/muffler called Quiet Cat(TM). The Company believes that over the next few years the demand for diesel particulate controls will intensify. Additionally, small utility engines have come under stringent government regulations for emission controls. We anticipate that these products will represent a growing and important portion of the Company's future business plans. In October 2001 the Company exhibited at the AAPEX Automotive Industry Show in Las Vegas. These products as well as the Company's automotive catalytic converter lines were on display and were well received at the show. The Company plans to exhibit at the POWER-GEN International show, starting December 11th, a 3-day global power event, where the Company's Air Sentinel (TM) line will be on display.

The Company initiated ISO 9001;2000 procedures late in the fourth quarter last year, which was subsequently achieved on March 28, 2001. On October 9, 2001 the Company passed it's first 6-month ISO surveillance test. ISO tests are conducted routinely in order to maintain this standard. The achievement of this ISO standard for our manufacturing process will allow our process to be recognized around the world by leading distribution and engine manufacturing companies. This potentially exposes our products to broader markets.

On August 16, 2001 the Board retained Mr. Kenneth R. Nichols, an auto industry veteran as the Company's Chief Executive Officer. In October 2001, the Board of directors appointed Mr. Nichols to the Company's board of directors. Mr. Nichols founded Ventra Group, Inc., a company that was listed on the Toronto Stock Exchange up until October 2001 when it was acquired by a private company. Mr. Nichols served as Chairman and Chief Operating Office of Ventra Group, Inc. from its formation until February, 2001. In addition, Mr. Nichols has served as Chairman of the Canadian Automotive Parts Manufacturing Association and in 1996 was the recipient of Ontario Business Magazine's Entrepreneur of the Year award.

On August 14, 2001 the Board of directors accepted Mr. Mark Nicole's resignation as the Companies CEO and Director. Mr. Nicole tendered his resignation to the Board on August 14, 2001 citing personal reasons and did not have any disagreements with the Company or its management.

We are currently engaged in the certification process of our catalytic converter products in the United States and Mexico. The company anticipates launching a certification program in Europe in 2002. Presently we are in the process of certifying one of our Clean Cat(R) converters, for a manufacturer of generators, in a specific application. The Company believes that the successful completion of this program and the attainment of a certification for this Clean Cat(R) product may ultimately lead to increased orders for our products.

During the last quarter, the Company's wholly owned subsidiary, ESW Canada Inc., executed an exclusive distribution contract with Nissho Iwai Canada Ltd. The agreement pertains to the sale and distribution of ESW's Enviro-Cat(TM) gas catalytic converters, Clean Cat(R) diesel catalytic converters as well as the RC-2 converter cleaning consoles into the country of Mexico. Nissho Iwai Canada Ltd. is in the process of obtaining Mexican government emissions certification for both the ESW Enviro-Cat(TM) and Clean Cat(R) automotive converter product lines. Subject to Nissho Iwai Canada Ltd. obtaining Mexican government emissions certification, the potential for sales orders from this market will increase.

We believe that the catalytic converter technologies are reaching the point of commercial viability as we have started to receive repeat orders. We believe we are no longer a development stage company as we are generating revenue from the sale of our products and services. We expect our sales order base to increase. We have generated our medium term cash requirements through an equity financing and short term loans.

RESULTS OF OPERATIONS

 At the end of December 2000, the Company was still a development stage enterprise. We had not generated any revenues from operations during the last two completed fiscal years. Accordingly, there are no meaningful comparisons with operating results from prior periods.

COMPARISON OF THE THREE MONTHS ENDED SEPTEMBER 30, 2001 TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

Revenue for the three-month period ended September 30, 2001 was $125,162 compared to $0 for the three-month period ended September 30, 2000. During this period last year the Company was still in development stage and this quarter marked the continuation of our marketing and sales effort.

Net loss from operations for the three-month period ended September 30, 2001 was $501,926 compared to $817,259 for the three-month period ended September 30, 2000, a decrease of $315,333. The net loss for the three-month period ended September 30, 2001 was $495,367 compared to $817,259 for the three-month period ended September 30, 2000, a decrease of $321,892.

The gross margin for the three-month period ended September 30, 2001 was 22.40%.

The decrease in the loss from operations was related to a decrease in research and development costs of $628,304 as the Company graduated from a development stage company to an operating company, increase in marketing, office and general costs of $ 362,950, which is primarily comprised of expenses relating to investor relations, depreciation and operational costs of the Company's Telford, Pennsylvania manufacturing facility and an decrease in consulting fees of $42,558. The reduced loss from operations was also affected by a gross profit contribution of $28,041 relating to the sales of the Company's products and services.

The decrease in the net loss of $321,892 was related to the decrease in the Company's loss from operations and the recovery of certain abandoned research and development costs.



COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2001 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000.

Revenue for the nine-month period ended September 30, 2001 was $397,994 compared to $0 for the nine-month period ended September 30, 2000. During this period last year the Company was still in development stage and this period marked our first sales.

Net loss from operations for the nine-month period ended September 30, 2001 was $1,955,446 compared to $1,831,895 for the nine-month period ended September 30, 2000, an increase of $123,551. The net loss for the nine-month period ended September 30, 2001 was $1,817,986 compared to $1,831,895 for the nine-month period ended September 30, 2000, a decrease of $13,909

The gross margin for the nine-month period ended September 30, 2001 was 40.62%.

The increase in the loss from operations was related to an increase in consulting fees of $ 385,989 which includes a non-cash compensation expense relating to the purchase of the ADT assets of $338,750 and additional consulting fees relating to the operations of the Company, an increase in marketing, office and general costs of $ 1,057,193 which is primarily comprised of expenses relating to investor relations, depreciation and operational costs of the Company's Telford, Pennsylvania manufacturing facility. These increase costs were offset by a decrease in research and development costs of $ 1,137,532 as the company graduated from a development stage company to a operating company, a reduction in professional fees of $19,459 and a reduction in officer's compensation and director's fees and contribution of gross profit of $161,665 from the sale of the Company's products and services.

The decrease in the net loss of $13,909 was related to the recovery of certain abandoned research and development costs.

                         LIQUIDITY AND CAPITAL RESOURCES

The company's cash and cash equivalents were $999,598 on September 30, 2001 as compared to $673,776 at December 31, 2000.

Accounts receivable amounted to $82,466 on September 30, 2001 compared to $0 on December 31, 2000.

Inventories were $140,860 on September 30, 2001 compared to $0 on December 31, 2000.

Current liabilities amounted to $664,069 on September 30, 2001 as compared to $307,516 on December 31, 2000 an increase of $356,553. The increase is primarily attributed to an increase in, amounts due to an officer and a shareholder of the Company and a demand note payable to a third party.

Investing activities amounted to $483,469 during the nine -month period ended September 30, 2001 as compared to $66,949 for the same period last year. The investing activities primarily related to the net purchase of property and equipment of $529,355 and patents and trademarks of $54,114 and the receipt of funds related to a contract deposit.

Net cash provided by financing activities during the nine-month period ended September 30, 2001 amounted to $2,042,000 as compared to $1,011,823 for the same period last year. The financing activities during the nine-month period ended September 30, 2001 is related to loans from an officer and a shareholder of the company of $136,500,the issuance of common stock of $1,785,500 which is comprised of the exercise of options in the amount of $62,500 and the issuance of common stock in the amount of $1,785,500 and issuance of a demand note by the Company in the amount of $120,000.



Net cash used in operating activities amounted to $1,232,709 during the nine-month period ended September 30, 2001 as compared to $934,426 for the same period last year. This decrease in cash flows from operating activities was due primarily to the increase in accounts receivable, inventories and other current assets combined with a decrease in non- cash compensation, an increase in depreciation and a decrease in prepaid expenses.


As of September 30, 2001, we have continued to obtain reorders from customers. Management believes that we will increase our orders as we move forward with our business plan. Although we do not need certification of our products in order to sell them in many markets, the successful certification of our products in the United States and Mexico should lead to increased volumes as certification are required to gain full customer acceptance. We intend to expand our current capacity and improve our efficiencies of scale to be able to meet future anticipated increase in orders. We believe that this increased capacity and efficiency will occur in early 2002, but there is no assurance that this will not be delayed. Accordingly, the successful completion of the sale of equity securities and/or other financing will be essential for us to continue in operation until such time as we will be able to generate sufficient revenue.

We continue to deplete our current cash resources, and do not presently have the total funds needed to expand our capacity or fully develop our existing and new technologies and sustain our operations until we anticipate our operating cash flow will be positive. We presently expect to raise additional money through the sale of our securities and or operational business lines of credit until such time as we obtain a positive cash flow. Under our present business plan we anticipate that we have enough cash to sustain our operations until Q3 of 2002.

During July 2001, the Company entered into three two, (3) equity financing agreements with accredited investors for $525,000, totaling 1,312,500 shares of common stock in the Company. The Company has received $67,000 with the balance of $458,000 payable on or before December 31, 2001. No shares will be issued to an investor until the Company receives the full payment for same.

During August 2001, the Company completed equity financing transactions with four (4) accredited investors for $1,500,000. The Company issued 3,750,000 shares of restricted common stock and granted cost free registration rights. The Company has agreed to file a registration statement for the shares within one hundred and twenty (120) days from the date of closing.

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

We are currently subject to an order of investigation by the Securities and Exchange Commission (Commission). In the event the Commission commences an enforcement action against us, the Commission may, among other remedies, impose a civil monetary penalty or seek an order of permanent injunction if it is determined that we have violated securities laws. The imposition of a monetary penalty could have an adverse effect on our liquidity position.

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

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company was initially contacted by the Securities and Exchange Commission (Commission), and subsequently on November 29, 2000 the Company's securities counsel, was notified by the staff of the Commission's Fort Worth, Texas District Office that it intended to recommend that an enforcement action be instituted against the Company. The recommended enforcement action would be based on alleged false and misleading statements contained in Company press releases, filings with the Commission and other information provided to the public market. The Commission alleges that the false and misleading statements and omissions included, among other things, the identity, background and stock ownership of the Company's management. Additionally it is alleged that the Company made false and misleading statements concerning test results, production schedules and anticipated revenues to be derived from catalytic converters, the Company's principal product. The Commission has also alleged that the Company has made false and misleading statements in connection with its future stock price. The Commission has further alleged that the Company in January 1999 distributed 15,000,000 shares of its common stock based upon an inapplicable exemption under Rule 504 of the Securities Act. The Company has been advised that the Commission may seek an order of permanent injunction and the imposition of civil monetary penalties against the Company.

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

                                      None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                                      None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                      None

ITEM 5. OTHER INFORMATION

In accordance with the terms of warrants issued by the Company to six (6) accredited investors for 1,500,000 warrants, the exercise price of the warrants has been re-priced from $1.20 to $0.40 per warrant due to the recently completed regulation D placement by the company. The warrants contained an automatic re-price provision in the event the Company issued common stock at a price less than the original warrant price.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

                                      None

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.





DATED:     MARKHAM, ONTARIO
           NOVEMBER 14, 2001
                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.


                             BY:      /S/ DAVID JOHNSON
                                      -----------------------
                                       DAVID JOHNSON
                                       CHIEF OPERATING OFFICER