Form 10KSB
period 2001-12-31
ENVIRONMENTAL SOLUTIONS WORLDWIDE INC
filed 2002-04-01
CIK 1082278

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 For the fiscal year ended - December 31, 2001

OR

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-30392

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
     ----------------------------------------------------------------------
               (Exact name of Company as specified in its charter)

Florida                                             13-4172059
-----------------------                         ------------------
State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization                   Identification No.)



                                 132 Penn Avenue
                           Telford, Pennsylvania 18969
        ----------------------------------------------------------------
        (Address of principal executive offices, including postal code.)

                                 (215) 721-2188
                                 --------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:
                                                  Common Stock, $0.001 Par Value
                                                  (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ x ] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

The issuer's revenues for its most recent fiscal year were $716,180.

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $11,774,315 as of March 22, 2002 based upon the closing sale price reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the registrant.

There were 39,482,374 shares of the registrant's Common Stock outstanding as of March 22, 2002.

Transitional Small Business Disclosure Format.  YES [  ] NO [ x ]

                                      INDEX


PART I

Item 1.   Description of Business
Item 2.   Description of Property
Item 3.   Legal Proceedings
Item 4.   Submission of Matters to a Vote of Security Holders

PART II
Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters
Item 6.   Management's Discussion and Analysis or Plan of Operations
Item 7.   Financial Statements.
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

PART III
Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16A of the Exchange Act.
Item 10.  Executive Compensation
Item 11.  Security Ownership of Certain Beneficial Owners and Management
Item 12.  Certain Relationships and Related Transactions
Item 13.  Exhibits and Reports on Form 8-K

PART I

ITEM 1.   BUSINESS

GENERAL AND BUSINESS DEVELOPMENT

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

The Company through its wholly owned subsidiary is the owner of a Canadian patent and a US patent pending application covering catalytic converter technology for automotive and non-automotive uses. The Company's subsidiary also holds a US and Canadian patent on a spark plug/fuel injector technology for automotive use.

In March of 2001 the Company formed three wholly owned subsidiaries:

o ESW America, Inc. (a Delaware corporation) which serves primarily as the domestic sales and marketing branch of the Company as well as performing air testing services of products for the Company;

o ESW Canada, Inc. (an Ontario corporation) which focuses on foreign sales and marketing; and

o ESW Technologies, Inc. (a Delaware corporation) in which certain intellectual property owned by the Company has been assigned.

The Company subsequently transferred certain assets to these subsidiary corporations in exchange for all of the outstanding shares of stock in each corporation as well as receiving secure demand notes as consideration for the transfer of assets to the wholly owned corporations which are intended to serve as operating entities for the Company's day to day business operations.

PRINCIPAL PRODUCTS AND THEIR MARKETS:

The Company has previously sought to develop catalytic converter technologies based on technologies involving the manufacture of catalytic converters with limited or no use of precious metals. Several prototypes had been produced and had been subjected to preliminary emissions testing. The Company in the latter part of 2000 elected to pursue a different business plan as EPA and EURO emissions legislation became stricter.


In January 2001 the Company acquired equipment and patented and patent pending technologies and a manufacturing and research and development facility. The Company subsequently proceeded to amalgamate its existing technologies with its acquired technologies. By the middle of fiscal 2001, the Company had developed its first commercially viable product, which was launched in June 2001, The Quiet Cat(TM), a product launched for small engine applications acting as a catalytic converter within a muffler unit.


During the first half of 2001 the Company invested a large amount of resources in developing and amalgamating pure catalytic converter technologies. By the end of the second quarter of 2001 the Company had developed a commercially viable catalytic converter technology both for diesel and gasoline products. The Clean Cat (R) product line is for diesel applications and the Enviro Cat(TM) products are for gasoline applications. The principal market for our products include automotive original equipment manufacturers, automotive after market, trucks, and school bus replacement market as well as stationary generator sets, and large-scale industrial diesel applications. The Company also launched its Air Sentinel(TM) product line in early 2001 aimed at the large scale diesel engine market and expanded its development program of the Hygen Cat(TM) a converter product specifically designed to reduce emissions for low-temperature low-volume hydrogen fuel cell applications.

The combined technologies of the Company's wire mesh substrate and wash coat technology product is the basis for this woven stainless steel mesh catalytic converter, which is soft, pliable and can be produced in almost any size and shape, rather than the conventional hard ceramic substrate technology. This stainless steel wire mesh substrate is further wash coated and baked in high temperature ovens. A wire mesh substrate increases the turbulence where the emission gases pass through, which increases the catalytic surface area in addition to acting as a filter for particulate matters in diesel applications. The ceramic wash coating and production technique which contain a certain amount of precious metals is proprietary technology to the Company.

Several prototypes of the Company's products currently under development have been produced and have been subjected to preliminary testing both in house and by external customers. By the end of 2001 the Company initiated its first EPA certification on behalf of a customer for a diesel Clean Cat(R) converter for a stationary diesel generator . Tests were completed and the diesel Clean Cat(R) converter was certified by the EPA for the customer in early 2002. By the end of 2001 all products not in development stage were marketed and/or sold on a worldwide basis subject to applicable regulatory approval.

In addition to its catalytic converter technology, the Company has also been developing spark plug/fuel injector technology. The Company's spark plug/fuel injector technology is still in the development stages. The Company's newly established subsidiary possesses U.S. and Canadian patents and/or pending patents on the spark plug/fuel injector technology currently under development. The spark plug/fuel injector technology is based on the combining of spark plug and a fuel injector functions in a single device. We believe that an environmental advantage can be achieved through this technology. By combining the two devices to work simultaneously and in synchronization, we believe that greater fuel efficiency and reduced toxic emissions may be achieved. However, to date the possible environmental advantage has not been confirmed by full-scale production tests. A disadvantage of the technology is that the combined device will likely cost more than a current spark plug and fuel injector. However, a final developed product could be less expensive than both devices combined.


THE ANTICIPATED BUSINESS OF THE COMPANY

Although the technology underlying catalytic converters has improved significantly since its inception in the 1950's, the catalytic converters effectiveness in reducing toxic emissions from internal combustion engines remains limited. There are many variables that negatively affect performance of a catalytic converter including particulate matters within diesel fuels, outside temperature, various chemical compounds in the fuel, and the age of the converter. By the end of 2001 the Company believes it has reached commercial viability with all of its catalytic converter products, most notably its Clean Cat (R), Quiet Cat(TM) and Air Sentinel(TM) products. These products are designed to have the capability of acting as conventional catalytic converters as well as filters of particulate matters in diesel fuel. The Company believes that based on current and projected orders, it will continue to experience sales increases on these newly introduced products into the 2002 fiscal year.

DISTRIBUTION METHODS OF PRODUCTS

As the Company has only recently started commercial sales of its products it has employed limited distribution methods to date. Specifically, the Company uses its own sales personnel, local trade magazines and trade shows for the distribution of its products. As the Company expands production to meet anticipated demand, the Company intends to distribute its products through distributors on a worldwide basis although only limited distribution agreements are currently in place. During the third quarter of 2001, the Company's wholly owned subsidiary, ESW Canada Inc., executed an exclusive distribution contract with Nissho Iwai Canada Ltd. The agreement pertains to the sale and distribution in Mexico of ESW's Enviro-Cat(TM) gas catalytic converters, Clean Cat(R) diesel catalytic converters as well as the RC-2 converter cleaning consoles. Nissho Iwai Canada Ltd. is in the process of obtaining Mexican government emissions certification for both the ESW Enviro-Cat(TM) and Clean Cat(R) automotive converter product lines. Subject to Nissho Iwai Canada Ltd. obtaining Mexican government emissions certification, the potential for sales orders in the Mexican market may increase.

COMPETITION

We face direct competition from companies with far greater financial, technological and personnel resources involved in the manufacturing process of the existing catalytic converter substrates, including Corning and NGK. Corning and NGK are presently the two major manufacturers of "cakes" which are an integral component in current catalytic converter production.

Additionally, we face direct competition with companies like Engelhard and Johnson Matthey who buy their substrates externally and do further processing with their own formulas and fabrication for direct sale to the market place.

ESW also faces indirect competition in the form of alternative fuel consumption vehicles, such as those using methanol, hydrogen, ethanol and electricity. ESW believes that these alternative technologies still have shortcomings in range of operation, reliability, and availability of the technology and fuels at reasonable price points. We believe that alternative power will not rival the internal combustion engine in the near to medium-term future. In addition, we believe that the alternative technology may face resistance in customer acceptance, particularly since conventional ceramic converter substrates have been the norm in the industry for the last 30 years. We will also be required to overcome long-standing contractual and other obligations and relationships between catalytic converter suppliers and the large automotive manufacturers.

RAW MATERIALS

The primary raw materials used in the manufacture of our converters includes but are not limited to, stainless steel, molybdenum, copper, nickel, platinum, palladium, rhodium and ceramics, all of which are generally available in the marketplace.

We do not anticipate any material shortage of any raw material used in the production of our catalytic converters in the foreseeable future.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

As the Company has only recently begun commercial sale of its products, the Company only has a limited number of customers. Two of these customers account for more than 50% of the Company's revenue. Both customers have long term contracts with the Company. The Company is seeking to expand its customer base and is concentrating to become less dependent on any one customer.

PATENT AND TRADEMARKS

The Company through its subsidiary holds a Canadian patent and US patent pending applications covering its catalytic converter technology. The Company considers these rights important to its business, although it considers no individual right material to its business at the present time. There can be no assurance that these patents, combined with pending patent applications or existing or future trade secret protection sought by the Company, will survive any legal challenge, or provide meaningful levels of protection for our technology. In addition, the Canadian patent only affords protection against the manufacture, use or sale of the patented technology within Canada. The US patent application for diesel catalytic converter was filed on October 31, 2000 and has not been challenged as of this date.

Additionally, the Company possesses certain registered and pending trademarks for its products. The Company considers the goodwill associated with its trademarks to be an important part of its product identity.

PRODUCT CERTIFICATION

The Company has been testing its products in-house as well as with external clients. The products are presently in testing with several customers with full testing facilities. In most cases the customers will seek EPA or EURO certification of the products themselves under their own name. The Company does not intend to certify its products in-house unless specifically related to a sales program designed for the customer.

PLAN OF OPERATIONS

ESW's present plan of operations for the next twelve months calls for the following estimated expenditures:

Staff Costs                               $   800,000
R&D                                           100,000
Office and General                            200,000
Professional Fees and Marketing               500,000
                                           $1,600,000

Expenses for staff costs include fixed salaries and benefits for our technical managers, technical assistants, officers of the Company and other personnel. Office and general costs include, equipment, insurance and professional fees and marketing include patent, travel, legal fees, accounting fees, and marketing expenses.


MARKET:

The automotive/combustion engine marketplace itself is vast. The market includes automobiles, trucks, garden equipment, marine vehicles, specialty vehicles, stationary generator sets and large diesel equipment. Globally there are approximately 62 million diesel and approximately 475 million gasoline powered vehicles currently on the road, with approximately 12 million diesel and 31 million passenger cars built worldwide annually. In North America alone there are in excess of 150,000 generators and standby generator sets that are either powered by diesel or alternative fuels.



SEASONAL NATURE OF COMPANY BUSINESS

The Company does not consider its business to be seasonal in nature.

RESEARCH AND DEVELOPMENT

Until this past fiscal year the Company was a research and development company. During the last three fiscal years, approximately $2,243,282 was spent on Company sponsored research and development activities.

EMPLOYEES

The Company and its wholly owned subsidiaries presently have 18 full-time employees. The Company does not have any collective bargaining agreements and considers its relationship with its employees to be good.

ITEM 2.   PROPERTIES

The Company does not presently own any real property. The Company recently moved it corporate headquarters to Telford Pennsylvania, the Company leases a combined office warehouse at 132 Penn Avenue, Telford, Pennsylvania, which is approximately 25,000 square feet pursuant to a month-to-month lease at a rent of $5,000. The Company believes that its current office warehouse space is sufficient for the foreseeable future.

The Company also leases approximately 1000 square feet of office space for ESW Canada, Inc. its sales and marketing office in Canada, at 571 Chrislea Rd Woodbridge, Suite 5, Ontario L4L 8A2 pursuant to a written 24 month lease ending in January 31st 2004 at a monthly rent of US$ 800.


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

The Company's Chairman and former Chief Executive Officer Mr. Bengt Odner, was subsequently informed on March 7, 2001 by the Fort Worth, Texas District Office that the Commission intended to recommend an enforcement action against him individually in connection with his affiliation with the Company. Specifically, the recommended enforcement action against Mr. Odner is based upon similar allegations of alleged false and misleading statements contained in Company press releases, postings on the Company's web site, and in filings with the Commission. The claimed false and misleading statements concern among other things, the performance of the Company's catalytic converter and the identity, background and role of the Company's management. Mr. Odner has been advised that the Commission may seek an order of permanent injunction and the imposition of civil monetary penalties.

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

Additionally, the Company may be a party to various legal actions, proceedings and pending claims arising in the normal course of its business. Management does not expect the outcome of any such claims or suits to have a material adverse effect on the Company's financial position or results of operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended December 31, 2001 the following proposals were submitted to shareholders for consideration at the Company's annual meeting held on November 29, 2001. In accordance with the Company by-laws and Florida law all proposals obtained shareholder approval.

1.    The election of five (5) directors, namely: Bengt Odner, Kenneth
      R. Nichols, David Johnson, Robert Marino and John A. Donohoe, Jr. to serve as members of the board of directors until their successors have been elected and qualified.

2. Ratification of the appointment of Goldstein & Morris, Certified Public Accountants P.C. as the independent public accountants for fiscal years 2000 and 2001. Of a total of 22,577,407 shares voted, 22,480,901 shares were voted in favor of the appointment, 29,841 shares were voted against and 66,665 shares abstained.

3. Amendment to the certificate of incorporation whereby the number of shares of common stock authorized would increase from 50,000,000 to 100,000,000 shares of common stock. Of a total of 22,577,407 shares voted, 21,936,874 shares were voted in favor of the amendment to the certificate of incorporation 592,808 shares were voted against the proposal and 47,725 shares abstained.

4. Amendment to the Company's 2000 Non Qualified Stock Option Plan increasing the shares under the Plan from 5,000,000 to 10,000,000 shares. Of a total of 16,735,298 shares voted, 15,438,159 shares were voted in favor of the proposal to increase the shares available under the Plan 1,253,328 shares were voted against and 43,811 shares abstained. The balance of shares represented at the annual meeting did not vote on this proposal.

5. The amendment to the articles of incorporation of the Company whereby the board of directors would be allowed to amend the by-laws of the Company so as to conform same with Florida law. Of a total of 22,577,407 shares voted, 22,301,829 shares were voted in favor of the amendment to the certificate of incorporation 144,923 shares were voted against and 130,655 shares abstained.



                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is quoted under the symbol "ESWW" on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc.

The following table sets forth the high and low bid prices for the Common Stock for the quarters indicated, as reported by the Bloomberg Reporting Service. Such market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions:

Fiscal 2001


                                             HIGH             LOW
            1ST QUARTER                     $1.78            $0.63
            2ND QUARTER                      0.89             0.33
            3RD QUARTER                      0.72             0.25
            4TH QUARTER                      0.60             0.22
            -------------------------------- ---------------- --------------

Fiscal 2000

                                             HIGH             LOW

            1ST QUARTER                     $7.75            $1.50
            2ND QUARTER                      3.22             0.97
            3RD QUARTER                      3.22             1.13
            4TH QUARTER                      1.81             0.63
            -------------------------------- ---------------- ---------------

At March 22, 2002, there were approximately 135 holders of record of the Company's Common Stock.

Based on information available, the Company estimates that there are approximately 7,600 additional stockholders with stock held in street name.

On March 22,  2002, there were 39,482,374 shares of common stock outstanding.

DIVIDENDS

The Company anticipates that for the foreseeable future, earnings will be retained for the development of its business. Accordingly, the Company does not anticipate paying dividends on its Common Stock for the foreseeable future. The payment of future dividends will be at the sole discretion of the Company's Board of Directors and will depend upon, among other things, future earnings, capital requirements, the general financial condition of the Company and general business conditions.

RECENT SALES OF UNREGISTERED SECURITIES


In June 2000, the Company completed a private placement in which it sold 719,426 shares of restricted common stock to two qualified investors for total proceeds of $1 million pursuant to Section 4 (2) of the Securities Act of 1933 (the "Act") and/or Rule 506 of Regulation D of the Act.

In October 2000, the Company sold 1,500,000 shares of common stock to six qualified investors at $1.00 per share for total proceeds of $1,500,000 pursuant to Section 4 (2) of the Act and/or Rule 506 of Regulation D.

In May 2001 the holder of a convertible promissory note issued by the Company in the amount of $161,000 elected to convert same into 350,000 restricted shares of the Company's common stock.

During July 2001, the Company entered into three, (3) equity financing agreements with accredited investors for $525,000, totaling 1,312,500 shares of common stock in the Company. The Company has received $67,000 with the balance of $458,000 originally payable on or before December 31, 2001. The terms of payment of the balance due were subsequently modified so that the balance would be paid in fiscal year 2002. No shares will be issued to an investor until the Company receives the full payment for same.

During August 2001, the Company completed equity financing transactions with four (4) accredited investors for $1,500,000. The Company issued 3,750,000 shares of restricted common stock and granted cost free registration rights. The Company has agreed to file a registration statement for the shares.

The private placements are unlikely to provide sufficient funds to sustain the Company until it anticipates its cash flow will be positive, and therefore the Company will likely be required to seek additional external financing, which may include the issuance of additional debt or equity securities. The Company is using its current cash resources on research and development and general overhead costs including the marketing, sale and distribution of its products.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere in this Form 10-KSB.

This Form 10-KSB contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any modifications or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers that actual financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.

GENERAL

In 2001 the Company emerged from a development stage enterprise to a sales and manufacturing company. It had not generated any revenues from operations during 2000. Accordingly, there are no meaningful comparisons with operating results from prior periods.

After the acquisition of certain equipment and technology in January 2001, the Company started to concentrate on manufacturing and sales of small engine catalytic muffler products. These products were launched in June 2001 under the name of Quiet Cat(TM). Following the launch of these products, during the third and fourth quarters of fiscal 2001 the Company experienced increased orders for the Quiet Cat(TM) products .

During the first quarter and second quarters of 2001 the Company expended resources in developing its catalytic converter technologies. By the end of the second quarter of 2001 the Company had developed a commercially viable catalytic converter technology both for diesel and gasoline products. The combined technologies of the wire mesh substrate and the Company's wash coat technology product is the basis for this unique woven stainless steel mesh catalytic converter, which is soft and pliable rather than the conventional hard ceramic substrate technology. This stainless steel wire mesh substrate is further wash coated and baked in high temperature ovens. A wire mesh substrate increases the turbulence where the emission gases pass through, hence increases the catalytic efficency, in addition to acting as a filter for particulate matters in diesel applications. The wash coating and production technique is patented and patent pending technology to the Company.

The Company has produced several prototypes that have been subjected to preliminary testing both in house and by external customers. By the end of 2001 the Company started EPA certification for an external customer for one of its diesel products. The Clean tests were completed and the product certified by EPA for the customer in early 2002. The Clean Cat(R) was tested both from an emissions standpoint as well as from a durability standpoint. The Company's gasoline products were also extensively tested in-house and by external customers in 2001.

The Company started a sales campaign in the third quarter of 2001 and participated in the 2001 AAPEX Show & The 2001 Power Gen International Show in Las Vegas, which generated interest and sales for the Company's products.

The Company expects sales to increase in 2002 based on orders booked though the end of 2001.

The Company's business plan calls for overhead expenditures of approximately $1,500,000 over the next twelve months. Subject to certain variables, some of which may be beyond the Company's control, sales are expected to reach breakeven point in fiscal 2002. The development of the Company's patented sparkplug technology had been held in abeyance during 2001, to concentrate solely on the development of the catalytic converter business. The Company expects to recommence development of it's spark product some time during 2002.


In March 2001, ESW achieved its full compliance ISO 9001:2000 certificate, the ISO standards developed by the International Organization for Standardization provide an international benchmark for quality systems and foundation for continuous improvement and assurance in design, development and manufacturing. The ISO forces the CCompany to follow strict quality guide lines, administrative protocol and safety procedures to a recognized international standardized code. The Company is audited every 6 month by ISO auditors for compliance. The Company passed its audit in 2001. ISO certificate is essential in doing business with many of our export customers.

In December 2001 the Company implemented a move of its headquarters from Canada to Telford, Pennsylvania. The Company through its subsidiary ESW Canada, Inc., maintains a small sales office in Canada.

During 2001 the Company invested further resources in order to increase the production capacity of its products, in expectation of future orders. The Company intends to further concentrate on producing substrates and to try to source out all metal manufacturing (canning) to local suppliers. This would enable the Company to allocate resources on the substrate manufacturing rather than on long term capital expenditures in welding equipment etc.


RESULTS OF OPERATIONS

At the end of December 2000, the Company was still a development stage enterprise. Accordingly, there are no meaningful comparisons with operating results from prior periods.


Revenue for the 12 month period ended December 31, 2001 was $716,180 compared to $0 for the year ended December 31, 2000. During the last year the Company was still in development stage.

Net loss from operations for the 12 month period ended December 31, 2001 was $2,689,715 compared to $3,795,444 for the 12 month period ended December 31, 2000, a decrease of $1,105,729. The decrease in the net loss of $1,105,729 was related to the increased sale revenue and decrease in the Company's loss from operations and the recovery of certain abandoned research and development costs. The decrease in the loss from operations was related to a decrease in research and development costs of $1,681,467 as the Company graduated from a development stage company to an operating company, increase in marketing, office and general costs of $755,472 which is primarily comprised of expenses relating to investor relations, depreciation and operational costs of the Company's Telford, Pennsylvania manufacturing facility. Consulting fees increased by $844,590 this increase is mainly due to stock options given in respect of two consulting agreement in connection with the purchase of certain assets which have been recorded as compensation expenses.


The gross margin for the 12 months period ended December 31st, 2001 was 48.6% There was no gross margin in 2000 as the Company had no sales as a development stage company.


LIQUIDITY AND CAPITAL RESOURCES DECEMBER 2001.

The Company's cash and cash equivalents were $243,830 on December 31, 2001 as compared to $673,776 at December 31, 2000.

As the Company was a development stage company until the early part of 2001 there does not exist a meaningful reference of comparison. Accounts receivable amounted to $116,518 on December 31, 2001 compared to $0 on December 31, 2000. Inventories were $133,701 on December 31, 2001 compared to $0 on December 31, 2000.

Current liabilities amounted to $489,911 on December 31, 2001 as compared to $307,516 on December 31, 2000 an increase of $182,395. The increase is primarily attributed to an increase in, amounts due to an officer and a shareholder of the Company and a demand note payable in reference to the purchase of certain assets.

Investing activities amounted to $516,909 during the 12 month period ended December 31, 2001 as compared to $195,575 for the period December 31, 2000. The investing activities primarily related to the net purchase of property and equipment of $571,969 and patents and trademarks of $44,940 and the receipt of funds related to a contract deposit.

Net cash provided by financing activities for the twelve month ended
December 31, 2001 amounted to $1,805,000 as compared to $2,618,733 the period ended December 31, 2000. The financing activities during the twelve month ended December 31, 2001 is related to loans from an officer and a shareholder of the company of $52,000 and the issuance of common stock of $1,753,000.


Net cash used in operating activities amounted to $1,717,965 during the twelve month period ended December 31, 2001 as compared to $1,770,659 for the same period last year. This decrease in cash flows from operating activities was due primarily to the increase in accounts receivable, inventories and other current assets combined with a decrease in non- cash compensation, an increase in depreciation and a decrease in prepaid expenses.


As of December 31, 2001, we have continued to obtain both new and reorders from customers. Management believes that we will increase our orders as we move forward with our business plan. Although we do not need certification of our products in order to sell them in many markets, the successful EPA certification recently received for our diesel product is encouraging. Further successful certifications of our products in the United States and Mexico should lead to increased volumes as certifications are required to gain full customer acceptance. During 2001 we have expanded our current capacity and improved our efficiencies of scale to be able to meet future anticipated increase in orders. We believe that this increased capacity will be finished in early 2002, but there is no assurance that this will not be delayed.

Accordingly, the successful completion of the sale of equity securities and/or other financing will be essential for us to continue in operation until such time as we will be able to generate sufficient revenue.

We continue to deplete our current cash resources, and do not presently have the total funds needed to expand our capacity or fully develop our existing and new technologies and sustain our operations until we anticipate our operating cash flow will be positive. We presently expect to raise additional money through the sale of our securities and or operational business lines of credit until such time as we obtain a positive cash flow. Under our present business plan we anticipate that we have enough cash and account receivables to sustain our operations until Q3 of 2002. However, there can be no assurance that we will be able to sustain our operation, through Q3 of 2002 as our business plan is subject to variables beyond our control.


During 2001, the Company entered into two, (2) equity financing agreements with accredited investors for $525,000, totaling 1,312,500 shares of common stock in the Company. The Company has received $67,000 with the balance of $458,000 payable in fiscal 2002. No shares will be issued to an investor until the Company receives the full payment for same. The Company received $200,000 in the first quarter of 2002 and as of March 2002 $ 258,000 is still outstanding to the Company, the Company expects to receive these payment in due course.

During August 2001, the Company completed equity financing transactions with four (4) accredited investors for $1,500,000. The Company issued 3,750,000 shares of restricted common stock and granted cost free registration rights. The Company has agreed to file a registration statement for the shares.



The Company anticipates raising additional equity in the near future in order to fully implement our operational and marketing plans; however, there is no assurance that we will be successful in raising the additional capital.

If we are unable to secure the required financing, we may be forced to take steps to reduce expenses, such as reducing our staff or our research and development efforts and/or selling off any assets. Any such action, however, may result in an inability to further develop, sell, and market our catalytic converter technology. In such event, we may be forced to cease operations.

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


ITEM 7.   FINANCIAL STATEMENTS

Consolidated Financial Statements are found immediately following the signature page of this Form on pages F-1 through F-14


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Prior to the end of the fiscal year, on February 5, 2001, the Company, by resolution of its Board of Directors, resolved to change auditing firms and dismissed Daren, Martenfeld, Carr, Testa and Company LLP and retained Goldstein and Morris, Certified Public Accountants.

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


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE OF SECTION 16A OF THE EXCHANGE ACT.


UP TO NOVEMBER 29 2001 THE BOARD OF DIRECTOR CONSISTED OF THE
----------------------------------------------------------------
FOLLOWING MEMBERS;
------------------


NAME                            AGE        POSITION
----                            ---        --------

BENGT GEORGE ONDER               48    CHAIRMAN OF BOARD
MARK NICOLE                      46    RESIGNED AUG 2001
DAVID JOHNSON                    40    CHIEF OPERATING OFFICER AND DIRECTOR

On November 29, 2001 the Company held its annual meeting of shareholders. Bengt Odner, David Johnson, Robert Marino, Ken Nichols, and John Donohoe, Jr. were elected to the Board of Directors.

NAME                           AGE          POSITION
----                           ---          --------

BENGT GEORGE ONDER              48     CHAIRMAN OF BOARD
KENNETH R. NICHOLS              53     CHIEF EXCECUTIVE OFFICER
DAVID JOHNSON                   40     CHIEF OPERATING OFFICER AND DIRECTOR
ROBERT MARINO                   47
JOHN A.DONOHOE, JR.             46








ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE OF SECTION 16A OF THE EXCHANGE ACT. (Continued)

BENGT G. ODNER, age 48, is the Chairman of the Company. Mr. Odner served as the Company's Chief Executive Officer from August, 1999 to September, 2000. On September 12, 2000, Mr. Odner was elected to the Board of Directors and appointed Chairman. Mr. Odner is a director of Crystal Fund, Ltd., a Bermuda mutual fund, and has been a director of Crystal Fund Managers, Ltd. since 1996. From 1990 through 1995, Mr. Odner was the chairman of Altus Nord AB, a property holding company specializing in Scandinavian properties and a wholly owned subsidiary of Credit Lyonais Bank Paris. Mr. Odner holds a master in Business Administration from Babson College.

KENNETH R. NICHOLS, age 53, was appointed as Chief Executive Officer in August 2001. Subsequently, Mr. Nichols was appointed as a member of the Company's Board of Directors in October 2001. Mr. Nichols founded Ventra Group, Inc., a company that was listed on the Toronto Stock Exchange up until October 2001 when it was acquired by a private company. Ventra Group is a leading multi-million dollar, international auto parts maker and Tier 1 OEM Supplier. Mr. Nichols served as Chairman and Chief Operating Office of Ventra Group, Inc. from its formation until February 2001. In addition, Mr. Nichols has served, as Chairman of the Canadian Automotive Parts Manufacturing Association and in 1996 was the recipient of Ontario Business Magazine's Entrepreneur of the Year award. Mr. Nichols has a BaFc degree in mechanical engineering from the University of Waterloo.

DAVID JOHNSON, age 40, has served as the Company's Chief Operating Officer from August 2000 through the present. Mr. Johnson was elected as a director in September 2000. He has been a consultant for Ventura Auto Collision in Concord, Ontario since 1999. From 1989 to 1999, Mr. Johnson was a strategy and marketing consultant to National Warehousing, Inc., Toronto, Ontario. National Warehousing is engaged in automotive paint, material and handling equipment. Additionally, since 1993, Mr. Johnson has served as Vice President and director of the Oasis Group in Markham, Ontario. The Oasis Group is an indoor golf practice and teaching facility.

ROBERT MARINO, age 47, currently serves a consultant to the Company and is President of the Company's wholly owned subsidiary ESW America, Inc. and has an extensive background in the field of combustion engine emissions, combustion engine emission control technologies as well as government regulations associated with federal certification and compliance of these technologies. Mr. Marino founded Air-Testing Services in 1983 and Applied Diesel Technology in 1993. Applied Diesel Technology focused on the design and development of advanced emissions control technologies for diesel engines. Mr. Marino has been granted and currently has patents pending for advanced exhaust catalyst technologies for diesel engines. Mr. Marino holds a Bfc degree from Allentown College.

JOHN A. DONOHOE, JR., age 47, has been a member of the Board of Directors of Medquist, Inc. a Nasdaq Company from May, 1998 until March 2002. Mr. Donohoe is currently employed by Medquist in an advisory capacity. Mr. Donohoe joined Medquist in May 1994 as Executive Vice President of Transcriptions, Ltd. a subsidiary of Medquist. Mr. Donohoe became Chief Operating Officer of Medquist in November 1995 and President in 1998. Mr. Donohoe had been employed by Transcriptions, Ltd. since 1974 serving in numerous management capacities. Mr. Donohoe served as a member of the Board of Directors of Medical Transcription Industry Alliance from 1995 to 1999. Mr. Donohoe attended Lebanon Valley College in Annvile, Pennsylvania.

All Directors hold office until the next Annual Meeting of Stockholders and until their successors have been elected and qualified.

The Company's Board of Directors had two meetings during the past fiscal year at which all members attended. The Company currently does not have an audit or compensation committee but is considering forming same.

Section 16(A) Beneficial Ownership Reporting Compliance
Under securities laws of the United States, the Company's directors, executive officers, and any persons holding more than ten percent of the Company's common stock are required to report their initial ownership of the Company's common stock and any subsequent changes in their ownership to the Securities and Exchange Commissions ("SEC"). Specific due dates have been established by the SEC, and the company is required to disclose any failure to file by those dates. Based upon (i) the copies of Section 16 (a) reports that the Company received from such persons for 2001 fiscal year transactions, and (ii) the written representations received from one or more of such persons Mr. Bengt George Odner the Company's current Chairman, Mr. Mark Nicole the Company's previous Chief Executive Officer and a member of the board, and Mr. David Johnson the Company's current Chief Operating Officer and a member of the board have failed to file Initial Statements of Ownership under Form 3. Additionally, Mr. Adam Oliver a former executive officer has failed to file an Initial Statement of Ownership or a Change of Ownership subsequent to his departure from the Company. Messrs. Odner Nicole and Johnson's actual and beneficial ownership is reported elsewhere in this report.

                         ITEM 10. EXECUTIVE COMPENSATION

The following summary compensation table sets forth the aggregate compensation paid or accrued by the Company to the Chief Executive Officer and to the four most highly compensated executive officers other than the Chief Executive Officer whose annual compensation exceeded $100,000 for the fiscal year ended December 31, 2001 (collectively, the "Name Executive Officers") for services during the fiscal years ended December 31, 2001, 2000 and 1999.





                           SUMMARY COMPENSATION TABLE


                                                                          LONG-TERM
                                             ANNUAL COMPENSATION       COMPENSATION        SECURITIES
                                              ANNUAL     OTHER          STOCK    OTHER       UNDERLYING
NAME                          YEAR    SALARY  BONUS   COMPENSATION    AWARDS COMPENSATION    OPTIONS
----                          ----    ------  -----   ------------    -------------------    -------

Mark Nicole .....             2001     $0        0      $ 75,000        0          0                0
Chief Executive ...           2000     $0        0      $118,003        0          0          100,000
Director ..........           1999     $0        0      $      0        0          0                0
  Adam M. Oliver(1)           2001     $0        0      $      0        0          0                0
President, ........           2000     $0        0      $  9,995        0          0          200,000
Director ..........           1999     $0        0      $  4,100        0          0                0
  Bengt Odner(2) ..           2001     $0        0      $      0        0          0          350,000
Chairman ..........           2000     $0        0      $      0        0          0          200,000
                              1999     $0        0      $      0        0          0                0
  David Johnson(3)            2001     $0        0      $117,484        0          0          350,000
Chief Operating ...           2000     $0        0      $ 46,000        0          0          100,000
Officer, Director .           1999     $0        0      $      0        0          0                0
  Ken Nichols                 2001     $0        0      $ 33,741        0          0                0
Director                      2000     $0        0      $      0        0          0                0
                              1999     $0        0      $      0        0          0                0
  Robert Marino(4)            2001     $0        0      $ 75,000        0          0                0
Director                      2000     $0        0      $      0        0          0                0
                              1999     $0        0      $      0        0          0                0

--------
1    Resigned in September 2000 without any disputes with the Company.
2 Receives reimbursement of $8,500.00 per month for expenses incurred on behalf of the Company.
3    Reflects pro-rated compensation from August 2000 through December 2000
4 Prior to becoming a member of the Company's Board of Directors, Robert Marino had been issued certain restricted shares of common stock and options from the Company in connection with the sale of certain assets acquired by the Company. Mr. Marino received a total of 1,000,000 restricted shares of common stock, was granted 500,000 options which he has exercised. Additionally, he was granted 500,000 contingent options exercisable at $.01 per share that have not been exercised to date. Mr. Marino serves as a consultant to the Company under a consulting agreement which provides for annual compensation of $75,000 prior to becoming a director.





                     OPTIONS/SAR GRANTS IN LAST FISCAL YEAR

The following table sets forth the individual grant stock options during the last completed fiscal year to each named executive officer.

-------------------------------------------------------------------------------------------------------------------------------
                                                                         POTENTIAL REALIZATION
                                                                           VALUE AT ASSUMED
                        INDIVIDUAL GRANTS
-------------------------------------------------------------------------------------------------------------------------------


                                                       PERCENT OF TOTAL OPTIONS/SAR'S
                                                       ------------------------------
                      NUMBER OF SECURITIES          GRANTED                   EXERCISE OF
                           UNDERLYING             TO EMPLOYEES                BASE PRICE             EXPIRATION
NAME                 OPTION/SAR'S GRANTED (#)    IN FISCAL YEAR                ($SH)                   DATE
--------------------------------------------------------------------------------------------------------------------------------

Bengt Odner                250,000                     36%                     $0.50                 4/18/2004
                           100,000                     14%                     $0.50                 5/31/2004
David Johnson              250,000                     36%                     $0.50                 4/18/2004
                           100,000                     14%                     $0.50                 5/31/2004
--------------------------------------------------------------------------------------------------------------------------------




AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL
YEAR AND OPTION SAR VALUES

The following table sets forth information concerning each exercise of stock options during the last completed fiscal year by each of the named executive officers and the fiscal year end value of unexercised options.




--------------------------------------------------------------------------------------------------------------------
NAME                   SHARES ACQUIRED      VALUE         NUMBER OF SECURITIES         VALUE OF UNEXERCISED
                        ON EXERCISE        REALIZED ($)   UNDERLYING UNEXERCISED       IN-THE-MONEY
                                                          OPTIONS/SAR'S AT FISCAL      OPTIONS/SAR'S AT
                                                          YEAR-END (#) EXERCISABLE     FISCAL YEAR-END ($)
                                                          /UNEXERCISABLE
EXERCISABLE/
UNEXERCISABLE
--------------------------------------------------------------------------------------------------------------------
BENGT ODNER                 --                --            350,000                      --
--------------------------------------------------------------------------------------------------------------------
ADAM M. OLIVER(1)          20,000             20,000        150,000                      --
DAVID JOHNSON               --                --            350,000                      --

(1) Mr. Oliver resigned from the Company without any disagreements with the Company.

EMPLOYMENT AGREEMENTS

The Company does not presently have formal employment agreements with any employees or officers.

COMPENSATION OF DIRECTORS

The Company does not presently compensate its directors for their attendance at meetings of the Board of Directors.


     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information concerning the beneficial ownership of the Company's outstanding Common Stock as of March 31, 2002, by (i) each person known by the Company to be the beneficial owner of more than five percent of the outstanding shares of Common Stock, (ii) each Named Executive Officer,
(iii) each of the Company's directors and (iv) all executive officers and directors as a group. Unless otherwise indicated below, all persons listed have sole voting and investment power with respect to their shares of Common Stock except to the extent that authority is shared by spouses under applicable law.



                              BENEFICIAL OWNERSHIP

                                            SHARES OF                                  TOTAL                    COMMON
                                             COMMON            OPTIONS/              BENEFICIAL                 STOCK
NAME OF BENEFICIAL OWNER                      STOCK             OTHER              OWNERSHIP (1)             OUTSTANDING
                                         -----------------  --------------     ----------------------     -------------------

Bengt Odner, Chairman                       250,000            550,000(2)             800,000(3)                2.02%
132 Penn Avenue
Telford, PA 18969

David Johnson, Director, COO                 4,500             450,000(4)             454,000                   1.14%
132 Penn Avenue
Telford, PA 18969

Kenneth R. Nichols, Director, CEO             ---                ---                    ---                      ---
132 Penn Avenue
Telford, PA 18969

Robert Marino, Nominee                     1,350,000             ---                 1,350,000                   3.41%
132 Penn Avenue
Telford, PA 18969

John A. Donohoe, Jr., Nominee                50,000              ---                   50,000                     .12%
Five Greentree Center
State Highway Rt. 73
Marhon, NJ 08053

Pinnacle Services Group, Inc.              2,005,900             ---                 2,005,900                   5.08%
c/o Raymond James Associates
3639 Cortez Road West, Suite 140
Bradenton, FL 34210

Leon D. Black 1997 Five Year Trust (5)     1,500,000             ---                 1,500,000                   3.79%
1301 Avenue of the Americas
New York, NY 10019

Leon D. Black (6)                           150,000            150,000(7)              300,000                    .75%
1301 Avenue of the Americas
New York, NY 10019


Leon D. Black Trust UAD (8)
11/30/92 FBO Alexander Black                150,000            150,000(7)              300,000                    .75%
1301 Avenue of the Americas
New York, NY 10019

Leon D. Black Trust UAD (9)
11/30/92 FBO Benjamin Black                 150,000            150,000(7)              300,000                    .75%
1301 Avenue of the Americas
New York, NY 10019

Leon D. Black Trust UAD (10)                                                                                      .75%
11/30/92 FBO Joshua Black                   150,000            150,000(7)              300,000
1301 Avenue of the Americas
New York, NY 10019

Leon D. Black Trust UAD (11)
11/30/92 FBO Victoria Black                 150,000            150,000(7)              300,000                    .75%
1301 Avenue of the Americas
New York, NY 10019

All current directors and executive       1,654,500           1,000,000               2,654,500                  7.00%
   Officers as a group





--------------
(1) Computed on the basis of 37,804,874 shares of common stock outstanding, plus, in case of any person deemed to own shares of common stock as a result of owning options, warrants, or rights to purchase common stock exercisable within 60 days of October 1, 2001.

(2) Includes 200,000 option shares exercisable at $1.00 which lapse May 25, 2002; 250,000 option shares exercisable at $.50 which lapse April 18, 2004; and 100,000 option shares exercisable at $.50 which lapse May 30, 2004.

(3) The shares listed as beneficially owned by Mr. Odner exclude 625,000 shares held by Crystal Fund Ltd., a Bermuda mutual fund, of which Mr. Odner is a director. Mr. Odner disclaims any beneficial ownership and has represented that he does not take any role in the Crystal Funds investment in the Company.

(4) Includes 100,000 option shares, exercisable at $.50 which lapse December 18, 2002; 250,000 option shares exercisable at $.50 which lapse April 18, 2004; and 100,000 option shares exercisable at $.50 which lapse May 30, 2004.

(5) Excludes shares and warrants owned by Leon D. Black, Leon D. Black Trust UAD 11/30/92 FBO Alexander Black, Leon D. Black Trust UAD 11/30/92 FBO Benjamin Black, Leon D. Black Trust UAD 11/30/92 FBO Joshua Black and Leon
     D. Black Trust UAD 11/30/92 FBO Victoria Black for which the beneficial Owner disclaims beneficial ownership.

(6) Excludes shares and warrants owned by Leon D. Black 1997 Five Year Trust, Leon D. Black Trust UAD 11/30/92 FBO Alexander Black, Leon D. Black Trust UAD 11/30/92 FBO Benjamin Black, Leon D. Black Trust UAD 11/30/92 FBO Joshua Black and Leon D. Black Trust UAD 11/30/92 FBO Victoria Black for Which the beneficial owner disclaims beneficial ownership.

(7)  Warrants to purchaser 150,000 shares of common stock.

(8) Excludes shares and warrants owned by Leon D. Black 1997 Five Year Trust, Leon D. Black, Leon D. Black Trust UAD 11/30/92 FBO Benjamin Black, Leon D. Black Trust UAD 11/30/92 FBO Joshua Black and Leon D. Black Trust UAD 11/30/92 FBO Victoria Black for which the beneficial owner disclaims beneficial ownership.

(9) Excludes shares and warrants owned by Leon D. Black 1997 Five Year Trust, Leon D. Black, Leon D. Black Trust UAD 11/30/92 FBO Alexander Black, Leon
     D. Black Trust UAD 11/30/92 FBO Joshua Black and Leon D. Black Trust UAD 11/30/92 FBO Victoria Black for which the beneficial owner disclaims beneficial ownership.

(10) Excludes shares and warrants owned by Leon D. Black 1997 Five Year Trust, Leon D. Black, Leon D. Black Trust UAD 11/30/92 FBO Alexander Black, Leon
     D. Black Trust UAD 11/30/92 FBO Benjamin Black and Leon D. Black Trust UAD 11/30/92 FBO Victoria Black for which the beneficial owner disclaims beneficial ownership.

(11) Excludes shares and warrants owned by Leon D. Black 1997 Five Year Trust, Leon D. Black, Leon D. Black Trust UAD 11/30/92 FBO Alexander Black, Leon
     D. Black Trust UAD 11/30/92 FBO Benjamin Black and Leon D. Black Trust UAD 11/30/92 FBO Joshua Black for which the beneficial owner disclaims beneficial ownership.






ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

In January 2001 the Company entered into a consulting agreement with Mr. Robert Marino with an annual compensation of $75,000. Subsequently, in November 2001, Mr. Marino was elected to the Board of Directors.

SUBSEQUENT EVENTS:

In March 2002, Mr. Kenneth Nichols the Company's Chief Executive Officer and a Director resigned both positions with the Company. Mr. Nichols did not have any disagreements with the Company or its management.


ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  Financial Statements are contained in Item 8.

(b)  Reports on Form 8-K
     No reports on Form 8-K have been filed for the period ended December 31, 2001.

EXHIBIT NUMBER       DESCRIPTION
--------------       -----------

3.1                 Articles of Incorporation of the Company, as amended.(1)
3.2                 Articles of Incorporation of the Company, as amended
3.2                 Bylaws of the Company.(1)
4.1                 Warrant Certificate.(1)
10.1                Agreement dated January 29, 1999 by and between the \
                      shareholders of BBL Technologies Inc. and the Company.(1)
10.2                Consulting Agreement dated March 31, 1999 by and between
                      May Davis Group and the Company.(1)
10.3                Commission Agreement dated March 31, 1999 by and between \
                      May Davis Group and the Company.(1)
10.4                Option Agreement dated June 21, 1999, between David
                      Coates o/a Fifth Business and the Company.(1)
10.5                Option Agreement dated June 21, 1999, between Zoya
                      Financial Corp. and the Company.(1)
10.6                Consulting Agreement with Bruno Liber(2)
10.7                Office Lease(2)
10.8                Financial relations agreement with Continental Capital &
                      Equity Corporation
16.1                Letter from James E. Scheifley & Associates, P.C.(1)
16.2                Letter from DAREN, MARTENFELD, CARR, TESTA,
                     AND COMPANY LLP (3)
21.1                List of Subsidiaries (1)

(1) Incorporated herein by reference from the Registrant's Form 10 Registration Statement (SEC File No. 000-30392) filed with the Securities and Exchange Commission on November 18, 1999

(2) Incorporated herein by reference from the Registrant's 10-KSB filed with the Securities and Exchange Commission on April 16, 2001.

(3) Incorporated herein by reference from the Registrant's Form 8-K/A filed with the Securities and Exchange Commission on March 14, 2001.

                                 SIGNATURE PAGE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 1st day of April, 2002.

                         ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                         (Registrant)

                         BY:  /s/ BENGT G. ODNER
                              ------------------
                              Bengt G. Odner


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities and on this 1st day of April, 2002.


SIGNATURES                     TITLE                           DATE
----------                     -----                           ----

/s/ Bengt G. Odner
Bengt G. Odner                 Chairman                      April 1, 2002


/s/ David Johnson
David Johnson                  Director                      April 1, 2002


/s/ Robert Marino              Director                      April 1, 2002
Robert Marino

/s/ John A. Donohoe, Jr        Director                      April 1, 2002
John A. Donohoe, Jr

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                          ANNUAL REPORT ON FORM 10-KSB

                     YEARS ENDED DECEMBER 31, 2001 AND 2000







                                TABLE OF CONTENTS
                                -----------------







                                                                          PAGE
                                                                           NO.
                                                                          ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                          1

CONSOLIDATED FINANCIAL STATEMENTS

    Balance Sheet                                                           2

    Statements of Operations                                                3

    Statements of Changes in Stockholders' Equity                           4

    Statements of Cash Flows                                                5

    Notes to Financial Statements                                       6 - 14

================================================================================

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
               --------------------------------------------------



To the Board of Directors of
Environmental Solutions Worldwide, Inc.

We have audited the accompanying consolidated balance sheet of Environmental Solutions Worldwide, Inc. as of December 31, 2001 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2001 and 2000. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Environmental Solutions Worldwide, Inc. as of December 31, 2001 and the results of its operations and cash flows for the years ended December 31, 2001 and 2000 in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and lacks a sufficient source of revenue, which raise substantial doubts about its ability to continue as a going concern. Managements plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




New York, New York
March 7, 2001


                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2001


ASSETS
Current assets
   Cash                                                    $    243,830
   Accounts receivable                                          116,518
   Inventory                                                    133,701
   Prepaid expenses                                              69,256
   Other current assets                                          53,490
                                                           ------------

            Total current assets                                616,795

Property and equipment, net of accumulated depreciation         611,946

Patents and trademarks, net of accumulated
   amortization of $213,835                                   1,926,415
                                                           ------------

                                                           $  3,155,156
                                                           ============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Accounts payable                                        $    153,411
   Officer's travel allowance payable                           196,500
   Notes payable                                                140,000
                                                           ------------

            Total current liabilities                           489,911
                                                           ------------

Class A special shares, no par value, 700,000 shares
   authorized, issued and outstanding                           453,900
                                                           ------------

Commitments and contingencies - (Note 10)

Stockholders' equity
  Common stock, .001 par value, 100,000,000 shares

    authorized, 39,467,374 shares issued and outstanding         39,467
  Additional paid-in capital                                 10,118,419
  Accumulated deficit                                        (7,946,541)
                                                           ------------

            Total stockholders' equity                        2,211,345
                                                           ------------

                                                           $  3,155,156
                                                           ============





          See accompanying notes to consolidated financial statements.


                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000




                                                     2001          2000
                                               -------------   --------------
Revenues
   Net sales                                   $    716,180    $       --

Cost of revenues                                    368,099            --
                                               ------------    ------------

    Gross profit                                    348,081            --
                                               ------------    ------------


Operating expenses
   Development costs                           $    106,679    $  1,788,146
   Professional fees                                165,341         170,589
   Consulting fees                                1,050,514         205,924
   Administrative and marketing expenses          1,470,737         959,790
   Officers' compensation and director  fees        244,525         670,995
                                               ------------    ------------

                                                  3,037,796       3,795,444
                                               ------------    ------------

Net loss                                       $ (2,689,715)   $ (3,795,444)
                                               ============    ============

Loss per share information:
   Basic and diluted                           $       (.07)   $      (0.13)
                                               ============    ============

Weighted average number of shares
   outstanding                                   35,913,538      29,114,401
                                               ============    ============











        See accompanying notes to the consolidated financial statements.


                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                                                ADDITIONAL
                                                       COMMON STOCK              PAID-IN      ACCUMULATED
                                                SHARES            AMOUNT         CAPITAL        DEFICIT        TOTAL
                                                --------          --------      ---------     -----------      ------

January 1, 2000                                28,002,538    $    28,002    $    778,575    $(1,461,382)   $  (654,805)

Net loss                                             --             --              --       (3,795,444)    (3,795,444)

Issuance of shares in private placements,

   net of costs                                 2,219,426          2,220       2,497,780           --        2,500,000

Issuance of shares for services provided          202,910            203         243,668           --          243,871
                                                                                                           -----------
Issuance of shares upon exercise of options       560,000            560         758,192        758,752

Options and warrants issued for services
                                                     --             --           633,329           --          633,329
  rendered

Options issued for services contributed by

  officers' of the company                           --             --           661,000           --          661,000
                                              -----------    -----------    ------------    -----------    -----------

December 31, 2000                              30,984,874         30,985       5,572,544     (5,256,826)       346,703

Net loss                                             --             --             --        (2,689,715)    (2,689,715)

Issuance of shares on purchase of assets        2,000,000          2,000       2,050,500           --        2,052,500

Issuance of shares in private placements,

   net of costs                                 3,750,000          3,750       1,491,250           --        1,495,000

Issuance of shares for services provided           50,000             50          37,450           --           37,500

Issuance of shares upon exercise of options     1,020,000          1,020          28,980           --           30,000

Options and warrants issued for services

   rendered                                          --             --           711,357           --          711,357

Shares issued upon conversion of debt             350,000            350         160,650           --          161,000

Common shares subscribed and pending            1,312,500          1,312         523,688           --          525,000

Stock subscriptions receivable                       --             --          (458,000)          --         (458,000)
                                              -----------    -----------    ------------    -----------    -----------

December 31, 2001                              39,467,374    $    39,467    $ 10,118,419    $(7,946,541)   $ 2,211,345
                                              ===========    ===========    ============    ===========    ===========







          See accompanying notes to consolidated financial statements.



                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


                                                        2001          2000
                                                     ----------    -----------

Cash flows from operating activities:
Net loss                                            (2,689,715)   $(3,795,444)
Adjustment to reconcile net loss to net cash

   used in operating activities:

 Depreciation                                          104,199         10,866
 Amortization                                          213,835           --
Non cash compensation and services                     748,857      2,261,650

Increase (decrease) in cash flows from operating

  activities resulting from changes in:
       Accounts receivable                            (116,518)          --
       Inventory                                      (133,701)          --
       Prepaid expenses and other current assets       124,611       (240,191)
       Accounts payable                                 30,467         (7,540)
                                                   -----------    -----------

Net cash used in operating activities               (1,717,965)    (1,770,659)
                                                   -----------    -----------

Cash flows from investing activities:
   Acquisition of property and equipment              (571,969)       (54,381)
   Contract deposit                                    100,000       (100,000)
   Patents and trademarks                              (44,940)       (41,194)
                                                   -----------    -----------

Net cash provided by investing activities             (516,909)      (195,575)
                                                   -----------    -----------

Cash flows from financing activities:
   Issuances of common stock                         1,753,000      2,535,300
   Officer's note and advances payable                  52,000         83,433
                                                   -----------    -----------

Net cash provided by financing activities            1,805,000      2,618,733
                                                   -----------    -----------

Net increase (decrease) in cash                       (429,874)       652,499

Cash, beginning of year                                673,776         21,277
                                                   -----------    -----------

Cash, end of year                                  $   243,902    $   673,776
                                                   ===========    ===========

Supplemental disclosures
Non-cash investing and financing activities:

   Purchase of assets and technology               $ 2,052,500

   Note payable                                        100,000




          See accompanying notes to consolidated financial statements.

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




  NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION
  -----------------------------------------------------

  The Company was incorporated in the state of Florida and was inactive until January 29, 1999 when it acquired 100% of the issued and outstanding common shares of BBL Technologies Inc. ("BBL"), a private Ontario, Canada corporation (see Note 3). On February 19, 1999 the Company changed its name to Environmental Solutions Worldwide, Inc. ("the Company, or "ESW").

  On January 11, 2001, the Company acquired equipment and technology (including patents, see Note 3) which allowed the company to commence operations that generate revenues. Accordingly, the Company's financial statements for all periods prior to January 1, 2001 were presented as a development stage enterprise, as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 7. In the first quarter of 2001, the Company commenced operations in Telford, Pennsylvania and began selling their catalytic products and testing services to customers worldwide. As a result, ESW exited the development stage in the first quarter ended March 31, 2001.

  The Company during its development stage, incurred cumulative losses through December 31, 2000 of approximately $5,300,000. The Company expects to continue to incur operating losses and to generate negative cash flow from operating activities until it can develop its customer base.

  The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the company as a going concern. The company, however, has sustained continuing operating losses and lacks a sufficient source of commercial income, which creates uncertainty about the Company's ability to continue as a going concern. The Company's ability to continue operations as a going concern and to realize its assets and to discharge its liabilities is dependent upon obtaining additional financing sufficient for continued operations as well as the achievement and maintenance of a level of profitable operations. Management believes that the current business plan. If successfully implemented may provide the opportunity for the Company to continue as a going concern.

  During 2001, shareholders approved the increase in the number of shares of common stock authorized to be issued from 50,000,000 to 100,000,000.


  NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
  ----------------------------------------

  BASIS OF CONSOLIDATION
  ----------------------

  The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions are eliminated.

  ESTIMATES
  ---------

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

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



  NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
  ----------------------------------------------------

  CONCENTRATIONS OF CREDIT RISK
  -----------------------------

  The Company's cash balances, which are maintained in various banks are insured up to $100,000 for each bank by the Federal Deposit Insurance Corporation. The balances at times, may exceed these limits.

  INVENTORIES
  -----------

  Inventories are stated at the lower of cost (first-on first-out) or market.

  DEPRECIATION
  ------------

  Property and equipment are recorded at cost. Depreciation of property and equipment is computed on a straight-line basis over the estimated useful lives of the assets, generally 5 to 7 years. Maintenance and repairs are charged to operations as incurred. Significant renewals and betterments are capitalized.

  PATENTS AND TRADEMARKS
  ----------------------

  Patents and trademarks consist primarily of the costs incurred to acquire technology and patents (See Note 3) which are begin amortized over their estimated life of ten years.

  FAIR VALUE OF FINANCIAL INSTRUMENTS
  -----------------------------------

  The carrying value amounts of cash and cash equivalents, prepaid expenses, accounts payable, loans and advances payable, approximate fair value because of the short maturity of these items.

  EARNINGS (LOSS) PER COMMON SHARE
  --------------------------------

  The basic earnings (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the year. Common stock equivalents are excluded from the computation of diluted earnings (loss) per share when their effect is antidilutive.

  INCOME TAXES
  ------------

  Income taxes are computed in accordance with the provisions of Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires, among other things, a liability approach to calculating deferred income taxes. SFAS 109 requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


  NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
  ----------------------------------------------------

  STOCK-BASED COMPENSATION
  ------------------------

  The Company accounts for common stock purchase options and warrants granted to non- employees pursuant to Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (FAS No. 123) and Emerging Issues Task Force ("EITF") No. 96-18, "Accounting for Equity Instruments That Are issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." These standards require that the fair value of equity instruments, including options and warrants, be recognized in the financial statements.

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

  RECENTLY ISSUED ACCOUNTING STANDARDS
  ------------------------------------

  In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued and, as amended by SFAS No. 137, was adopted by the Company on July 1, 2000. This statement requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair value. The accounting for changes in the fair value of a derivative instrument depends on its intended use and the resulting designation. The adoption of this statement does not impact the Company's historical financial statements, as the Company currently does not use derivative instruments.

  In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." Under these new standards, all acquisitions subsequent to June 30, 2001 must be accounted for under the purchase method of accounting, and purchased goodwill is no longer amortized over its useful life. Rather, goodwill will be subject to a periodic impairment test based upon its fair value. In fiscal 2001 the Company adopted this statement which did not impact the consolidated results of operations, financial position or cash flows.

  In August 2001, the FASB issued SFAS No. 143, "Accounting for Assets Retirement Obligations" ("SFAS 143"). SFAS 143 established accounting standards for recognition and measurement of a liability for the cost of asset retirement obligations. Under SFAS 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will br amortized to expense over the life of the assets.

  In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Disposal of Long-Lived Assets ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations. The Company is currently evaluating the impact of these pronouncements to determine the effect, if any, they may have on the consolidated financial position and results of operations. The Company is required to adopt each of these standards in the first quarter of 2002.

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


  NOTE 3 - ACQUISITION
  --------------------

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

  On January 11, 2001, the Company acquired equipment and technology (including patents) and entered into consulting agreements (see Note 10) from unrelated third parties. The Company paid $400,000 in cash, $100,000 in notes, incurred approximately $40,535 in closing costs and issued 2,000,000 shares of Company stock valued at $.6875 per share plus contingent options valued at $.6775 per share to purchase up to an additional one million shares exercisable at $0.01 to the sellers.

                     The purchase price was allocated as follows:


                     Equipment                  $    500,000
                     Patents and technology        2,093,035
                                                ------------
                                                 $ 2,593,035

  NOTE 4 - INVENTORY
  ------------------

                     Inventories as of December 31, 2001 are summarized as follows:


                             Raw materials                $  123,434
                             Finished goods                   10,267
                                                        ------------
                                                          $  133,701

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)




  NOTE 5 - PROPERTY, PLANT AND EQUIPMENT
  --------------------------------------

  Property and equipment at December 31, 2001 consists of the following:


                                            2001
                                        ------------
  Machinery and equipment                $   698,170
  Computer equipment                          15,552
  Furniture & fixtures                        12,598
                                        ------------

                                             726,320
  Less: accumulated depreciation             114,374
                                        ------------

                                         $   611,946
                                         ===========



  NOTE 6 - NOTES PAYABLE
  ----------------------


  Due to the sellers of technology and equipment to ESW,

     without interest on January 10, 2002 (Note 3)         $  100,000
  Note payable officer (Note 9)                                40,000
                                                         ------------
                                                           $  140,000
                                                         ============

  NOTE 7 - INCOME TAXES
  ---------------------

  As of December 31, 2001, there are loss carryforwards for Federal income tax purposes of approximately $7,500,000 available to offset future taxable income. The carryforwards expire in various years through 2016. The Company does not expect to incur a Federal income tax liability in the foreseeable future. Accordingly, a valuation allowance for the full amount of the related deferred tax asset of approximately $2,550,000 has been established until realization of the tax benefit from the loss carryforwards are assured.


  NOTE 8 - STOCK OPTIONS AND WARRANTS
  -----------------------------------

  FAS No. 123 requires that the fair value of options and warrants issued to non-employees for goods and services be recorded in the financial statements as an expense. The Company has a non-qualified stock option plan. During the years ended December 31, 2001 and 2000, the Company recorded compensation and service expense of $33,857 and $2,261,650, respectively, applicable to issued options and warrants. Of such amount, $4,500 for 2001 and $723,450 for 2000, respectively applied to 15,000 and 530,000 options exercisable at $.01 and represents the excess of the fair value of the underlying shares at the date of grant over their exercise price. Due to the nominal exercise price, such shares are deemed issued from the date of grant of the related option. These options are not reflected in the following tables.

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



  NOTE 8 - STOCK OPTIONS AND WARRANTS (CONTINUED)
  -----------------------------------------------

  A summary of option and warrant transactions, including those granted pursuant to the terms of certain employment and other agreements, is as follows:


                                              STOCK                WEIGHTED
                                            PURCHASE               AVERAGE
                                        OPTIONS & WARRANTS      EXERCISE PRICE
                                        ------------------      --------------
  Outstanding, January 1, 2000                227,500             $ 2.41

  Granted                                   1,360,000               1.29
  Expired                                     (15,000)              2.00
  Exercised                                   (30,000)              1.00
                                             --------               -----

  Outstanding, December 31, 2000            1,542,500               1.45
  Granted                                     950,000                .50
  Exercised                                   (20,000)              1.00
                                            ---------               -----

  Outstanding, December 31, 2001            2,472,500              $ .89
                                            =========              =====

  All of the options and warrants are exercisable on date of grant.

  At December 31, 2001, the outstanding options and warrants have a weighted average remaining life of 18.2 months.

  The weighted average fair value of options and warrants granted during 2001 and 2000 was estimated using the Black-Scholes option-pricing model, and the following assumptions:


                                               2001              2000
                                             -------           -------
  Expected Volatility                        204.00%           186.30%
  Risk-free Interest Rate                      6.00%             6.00%
  Expected life                              3.0 yrs          2.11 yrs
  Dividend yield                               0.00%             0.00%
  Forfeiture rat                               0.00%             0.00%


  The Black-Scholes model used by the Company to calculate options and warrant values, as well as other currently accepted option valuation models, were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock purchase options and warrants. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated values. Accordingly, management believes that this model does not necessarily provide a reliable single measure of the fair value of the Company' s stock options and warrants.

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)





  NOTE 8 - STOCK OPTIONS AND WARRANT (CONTINUED)

  At December 31, 2001, the Company had outstanding options and warrants as follows:


  NUMBER OF SHARES               EXERCISE PRICE         EXPIRATION DATE
  ----------------               --------------         ---------------
              60,000                   2.50             April 8, 2004
              62,500                   3.00             April 8, 2004
             450,000                   1.00             May 25, 2002
              50,000                   1.78             April 30, 2002
             360,000                   1.50             May 25, 2002
             100,000                   0.50             December 18, 2002
              50,000                   1.50             March 1, 2005
              90,000                   2.00             December 31, 2003
              50,000                   1.50             December 5, 2002
              50,000                   2.00             December 5, 2002
              50,000                   2.50             December 5, 2002
              50,000                   3.00             December 5, 2002
             100,000                   5.00             December 5, 2002
             500,000                   0.50             April 18, 2004
             250,000                   0.50             May 4, 2004
             200.000                   0.50             May 30, 2004
            2,472,500


  In addition, the Company has 1,500,000 warrants outstanding, originally exercisable at $1.20 per share and repriced during 2001 to $.40 per share through January 10, 2005. These warrants, issued in connection with a private placement of equity securities, are treated as a cost of capital and no income statement recognition is required.

  During 2001, the Company increased the number of authorized options under the plan from 5,000,000 to 10,000,000.

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



  NOTE 9 - RELATED PARTY TRANSACTIONS
  -----------------------------------

  An officer of the Company is owed $196,500 for business travel expenses. The amounts expensed in office, travel, and other costs was $102,000 for each year ended December 31, 2001 and 2000. This same officer also has a non-interest bearing note payable by the Company of $40,000 at December 31, 2001.

  During the year ended December 31, 2001 and 2000, the Company recorded compensation expense and additional paid-in capital of $18,300 and $661,000, respectively for services contributed by its officers as follows:


                                                        2001            2000
                                                  --------------    ----------
                      Chairman                    $        9,150    $  234,000
                      Chief executive officer                  -       117,000
                      Chief operating officer              9,150        76,000
                      President                           -            234,000
                                                  --------------    ----------

                                                  $       18,300    $  661,000
                                                  ==============    ==========



  During the years ended December 31, 2001 and 2000, the Company paid shareholders and their affiliates $454,134 and $581,245, respectively for various services rendered.


  NOTE 10 - COMMITMENTS AND CONTINGENCIES
  ---------------------------------------

  REGULATORY MATTERS
  ------------------

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

  CONSULTING AGREEMENTS
  ---------------------

  On January 11, 2001, the Company entered into two consulting agreements to oversee and implement the technology acquired (see Note 3). Both agreements run for three years and provides for annual fees of $75,000 and $50,000, respectively. In addition, the agreements provides for stock options allowing each consultant to acquire 500,000 shares of common stock exercisable at $0.01 per share during the first year. As of December 31, 2001, each consultant has exercised their options for 500,000 shares. The issuance of these shares have been recorded as compensation expense.

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)




  NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)
  ---------------------------------------------------

  LITIGATION
  ----------

  In January 2002, an action was filed in Ontario, Canada against the Company for approximately $50,000(U.S.) plus costs. ESW intends to defend itself against this action. It is the determination of management that the final determination of this claim will not have a material effect on the financial position or operating results of the Company.

  LEASES
  ------

  The Company currently leases its office and factory located in Telford, Pennsylvania for $5,000 per month on a month-to-month basis.