Form 10QSB/A
period 2001-09-30
ENVIRONMENTAL SOLUTIONS WORLDWIDE INC
filed 2002-04-10
CIK 1082278

[OBJECT OMITTED]
                             ENVIRONMENTAL SOLUTIONS
                                 WORLDWIDE INC.

                              FILING TYPE: 10QSB/A
                          DESCRIPTION: QUARTERLY REPORT
                         FILING DATE: APRIL 10, 2002
                         PERIOD END: September 30, 2001

                PRIMARY EXCHANGE: OVER THE COUNTER BULLETIN BOARD
                                  TICKER: ESWW

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-QSB/A

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
  Authorized, issued and outstanding
-----------------------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY:

Common stock, $.001 par value, 50,000,000 shares authorized; 38,154,874 - 2001,
  29,114,401 - 2000; shares issued and outstanding, 1,312,500 shares subscribed
  and pending - 2001                                                                     39,467                 30,985
Additional paid-in-capital                                                           10,576,369              5,572,544
Stock Subscriptions Receivable                                                         (458,000)

ACCUMULATED DEFICIT                                                                  (7,413,562)            (5,256,826)
-----------------------------------------------------------------------------------------------------------------------

TOTAL STOCKHOLDERS' EQUITY                                                         $  2,744,274          $     346,703
-----------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $  3,862,243              1,108,119
-----------------------------------------------------------------------------------------------------------------------





THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.


ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
CONSOLIDATED  STATEMENTS OF OPERATIONS
(UNAUDITED)

-----------------------------------------------------------------------------------------------------------------------

                                                NINE MONTHS      NINE MONTHS      THREE MONTHS     THREE MONTHS
                                                  ENDED             ENDED            ENDED            ENDED
                                                 SEP. 30,          SEP. 30,        SEP. 30,          SEP. 30,
                                                   2001             2000             2001             2000
-----------------------------------------------------------------------------------------------------------------------

SALES                                        $     397,994 $         -             $ 125,162 $           -

COST OF SALES                                      236,329           -                97,121             -
-----------------------------------------------------------------------------------------------------------------------

GROSS PROFIT                                       161,665           -                28,041             -
-----------------------------------------------------------------------------------------------------------------------

RESEARCH AND DEVELOPMENT                            89,985        1,227,517           14,957          643,261

PROFESSIONAL FEES                                  104,096          123,555           20,618

CONSULTING FEES                                    887,828          163,089          370,800           74,606

MARKETING, OFFICE & GENERAL COSTS                1,364,802          307,609          462,342           99,392

OFFICER'S COMPENSATION AND DIRECTOR'S FEES           9,150           10,125
-------------------------------------------------------------------------------------------------------------

                                                 2,455,861        1,831,895          868,717          817,259
-----------------------------------------------------------------------------------------------------------------------

NET LOSS FROM OPERATIONS                      $ (2,294,196)    $ (1,831,895)      $ (840,676)      $ (817,259)

OTHER INCOME                                       137,460             -               6,559             -
-----------------------------------------------------------------------------------------------------------------------

NET LOSS                                      $ (2,156,736)    $ (1,831,895)     $ (834,117)       $ (817,259)
-----------------------------------------------------------------------------------------------------------------------




   Basic loss per share                          $ (0.06)         $(0.06)            $(0.02)           $(0.03)
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


                                           COMMON             SHARE       PAID-IN
             ACTIVITY                      STOCK              VALUE       CAPITAL           DEFICIT                   TOTAL
-------------------------------------------------------------------------------------------------------------------------------


JANUARY 1, 2001                            30,984,874       $30,985       $5,572,544       $(5,256,826)             $346,703

Issuance of shares on
   purchase of assets                       2,000,000         2,000        2,050,450              -                2,052,450

Issuance of shares upon exercise
   of options                               1,020,000         1,020           28,980              -                   30,000

Issuance of shares for services
   provided                                    50,000            50           37,450              -                   37,500

Conversion of debt into equity                350,000           350          160,650              -                  161,000

Options and warrants issued for
   services rendered                            -                -           711,357                                 711,357

Issuance of shares in private
   placements, net of costs                 3,750,000         3,750        1,491,250                               1,495,000

Common shares subscribed and
   pending                                  1,312,500         1,312          523,688                                 525,000

Stock subscriptions receivable                                              (458,000)                               (458,000)

Loss from operations for the
   nine month period ended
    September 30, 2001                           -             -                -           (2,156,736)           (2,156,736)
-------------------------------------------------------------------------------------------------------------------------------

SEPTEMBER 30, 2001                         39,467,374       $39,467      $(10,118,369)     $(7,413,562)           $2,744,274
-------------------------------------------------------------------------------------------------------------------------------



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.



ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE -MONTH PERIOD ENDED SEPTEMBER 30, 2001
(UNAUDITED)

--------------------------------------------------------------------------------------------------

                                                                  NINE MONTH        NINE MONTH
                                                                 PERIOD ENDED      PERIOD ENDED
                                                                 SEP. 30, 2001     SEP. 30, 2000
--------------------------------------------------------------------------------------------------


Net loss                                                        $(2,156,736)      $(1,831,895)

Adjustment to reconcile net loss to
   net cash provided by (used in)
   operating activities:
   Depreciation expense                                             251,827             3,751
 Non cash compensation and services                                 711,357           829,379
--------------------------------------------------------------------------------------------------
                                                                 (1,193,552)         (998,765)
Changes in assets and liabilities:
   Changes in non-cash working capital                              (39,157)           64,339
--------------------------------------------------------------------------------------------------

Net cash provided by (used in)
   operating activities                                          (1,232,709)         (934,426)
--------------------------------------------------------------------------------------------------

Investing activities:
   Acquisition property & equipment                                (529,355)          (25,377)
   Contract deposit                                                 100,000              --
   Patents & trademarks                                             (54,114)          (41,572)
--------------------------------------------------------------------------------------------------

Net cash provided by (used in)
   investing activities                                            (483,469)          (66,949)
--------------------------------------------------------------------------------------------------

Financing activities:
    Note payable, other                                             120,000            11,433
    Issuances of common stock                                     1,785,500         1,000,390
    Officer's note, shareholder and
       advances payable                                             136,500              --
--------------------------------------------------------------------------------------------------

   Net cash provided by financing
   ACTIVITIES                                                     2,042,000         1,011,823
   -----------------------------------------------------------------------------------------------
Net increase (decrease) in cash                                     325,822            10,448

CASH AT BEGINNING OF PERIOD                                         673,776            21,277
--------------------------------------------------------------------------------------------------

Cash at end of period                                             $ 999,598          $ 31,725
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

Net loss from operations for the nine-month period ended September 30, 2001 was $2,294,196 compared to $1,831,895 for the nine-month period ended September 30, 2000, an increase of $462,301. The net loss for the nine-month period ended September 30, 2001 was $2,156,736 compared to $1,831,895 for the nine-month period ended September 30, 2000, an increase of 324,841.

The gross margin for the nine-month period ended September 30, 2001 was 40.62%.

The increase in the loss from operations was related to an increase in consulting fees of $724,739 which includes a non-cash compensation expense relating to the purchase of the ADT assets of $677,500 and additional consulting fees relating to the operations of the Company, an increase in marketing, office and general costs of $ 1,057,193 which is primarily comprised of expenses relating to investor relations, depreciation and operational costs of the Company's Telford, Pennsylvania manufacturing facility. These increase costs were offset by a decrease in research and development costs of $ 1,137,532 as the company graduated from a development stage company to a operating company, a reduction in professional fees of $19,459 and a reduction in officer's compensation and director's fees and contribution of gross profit of $161,665 from the sale of the Company's products and services.

The increase in the net loss of $324,841 was related to the increase in consulting fees referred to above and reduced by the recovery of certain abandoned research and development costs.

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





DATED:     TELFORD, PENNSYLVANIA
           APRIL 8, 2002
                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.


                             BY:      /S/ BENGT ODNER
                                      -----------------------
                                       BENGT ODNER
                                       CHAIRMAN OF THE BOARD