Form 10QSB
period 2002-03-31
ENVIRONMENTAL SOLUTIONS WORLDWIDE INC
filed 2002-05-20
CIK 1082278

ENVIRONMENTAL SOLUTIONS WORLDWIDE INC



                          FILING TYPE:  10QSB
                          DESCRIPTION: QUARTERLY REPORT
                          FILING DATE:  MAY 15, 2002
                          PERIOD END:  MAR 31, 2002


                PRIMARY EXCHANGE: OVER THE COUNTER BULLETIN BOARD
                                  TICKER: ESWW

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

[x] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended - March 31, 2002.

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______________ to
     ---------------.


                        Commission file number 000-30392

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                     ---------------------------------------
               (Exact name of Company as specified in its charter)


                                 132 Penn Avenue
                                Telford, PA 18969
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


                                 (215) 721 2188
                                 --------------
                (Issuer's telephone number, including area code)



Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ x ] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

             TITLE OF EACH CLASS                     OUTSTANDING March 31, 2002
             -------------------                     -----------------------
        Common Stock,  par value $.001                     39,467,374

Transactional Small Business Disclosure Format (check one)  YES []   NO []

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.




INDEX




PART I               FINANCIAL INFORMATION                          PAGE NUMBER

Item 1.    Financial Statements

                Consolidated Balance Sheet as of March 31,2002               1

                Consolidated Statements of Operations for the
                   Three Months Ended March 31, 2002                          2

                Consolidated Statement of Changes in
                   Stockholders' Equity For the Three Months ended
                   March 31, 2002                                             3

                Consolidated Statements of Cash Flows for the
                   Three Months Ended March 31, 2002                          4

                Notes to Financial Statements                               5-6

Item 2.    Management's Discussion and Analysis or Plan of Operations      7-10


PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                 10

Item 2.    Changes in Securities                                             11

Item 3.    Defaults Upon Senior Securities                                   11

Item 4.    Submission of Matters to a Vote of Security Holders               11

Item 5.    Other Information                                                 11

Item 6.    Exhibits and Reports                                              11

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.

                           CONSOLIDATED BALANCE SHEETS



                                                                  March 31,       December 31,
                                                                   2002              2001
                                                                   ----              ----
                                                                (Unaudited)

ASSETS

Current assets
   Cash and cash equivalents                                   $     28,891    $    243,830
   Accounts receivable                                              264,915         116,518
   Inventory                                                        185,906         133,701
   Prepaid expenses                                                  28,878          69,256
   Other current assets                                              47,500          53,490
                                                               ------------    ------------
         Total current assets                                      556,090         616,795

Property and equipment, net of accumulated depreciation of
   of $142,418 - 2002; $114,374 - 2001                              603,574         611,946

Patents and trademarks, net of accumulated amortization
   of $267,676 - 2002; $213,835 - 2001                            1,872,995       1,926,415
                                                               ------------    ------------
                                                               $  3,032,659    $ 3,155,156
                                                               ============    ===========



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                    $    306,364    $    153,411
    Officer's travel allowance payable                              222,000         196,500
    Notes payable                                                   115,000         140,000
                                                               ------------    ------------

          Total current liabilities                                 643,364         489,911
                                                               ------------    ------------
Class A special shares, no par value, 700,000 shares

   authorized, issued and outstanding                               453,900         453,900
                                                               ------------    ------------



Stockholders" Equity

    Common stock, $.001 par value, 100,000,000 shares
         authorized; 39,467,374 - 2002 and 2001; shares
         issued and outstanding                                      39,467          39,467
     Additional paid-in-capital                                   10,327,694      10,118,419
     Accumulated deficit                                          (8,431,766)     (7,946,541)
                                                                ------------    ------------


          Total stockholders' equity                              1,935,395       2,211,345
                                                                ------------    ------------



                                                                $  3,032,659    $ 3,155,156
                                                                ============    ===========



     The accompanying notes are integral part of these financial statements.



                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)







                                                 Three Months     Three Months
                                                     Ended           Ended
                                                March 31, 2002    March 31, 2001
                                               ---------------    --------------

Revenues
   Net sales                                       $    393,318    $     99,916
Cost of sales                                           353,301          58,634
                                                   ------------    ------------

Gross profit                                             40,017          41,282
                                                   ------------    ------------

Operating expenses
   Research and development                               4,413          52,932
   Professional fees                                     53,106          21,790
   Consulting fees                                       46,358         445,750
   Marketing, office & general costs                    421,365         446,051
                                                   ------------    ------------

                                                        525,242         966,523
                                                   ------------    ------------
Net loss                                           $   (485,225)   $   (925,241)
                                                   ============    ============

Loss per share information:
Basic and diluted                                  $     (0.012)   $     (0.028)
                                                   ============    ============

Weighted average number of shares outstanding        39,467,374      32,923,763
                                                   ============    ============






     The accompanying notes are integral part of these financial statements.



                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                 FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2001
                                   (UNAUDITED)










                                                           Additional
                                        Common Stock        Paid-In    Accumulated
                                     Shares      Amount     Capital       Deficit         Total
                                     ------      ------     -------       -------         -----

January 1, 2002                     39,467,374   $39,467   $10,118,419   $(7,946,541)   $ 2,211,345


Net loss                                  --        --            --        (485,225)      (485,225)


Options and warrants issued
  for services rendered                   --        --           4,285          --            4,285


Stock subscriptions receipts              --        --         204,990          --          204,990
                                      -------   -----------   -----------    -----------    -------



March 31, 2002                      39,467,374   $39,467   $10,327,694   $(8,431,766)   $ 1,935,395
                                    ==========   =======   ===========   ===========    ===========















     The accompanying notes are integral part of these financial statements.



                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)



                                                              2002            2001*
                                                              ----            -----


Net Loss                                                   $(485,225)   $  (925,241)

Adjustment to reconcile net loss to net cash provided by (used in) operating activities:

   Depreciation                                               28,044         29,808

   Amortization                                               53,420         53,420

   Non cash compensation and services                          4,285        363,457

   Change in operating assets and liabilities                 24,219        102,010
                                                           ---------    -----------


Net cash used in operating activities                       (375,257)      (376,546)
                                                           ---------    -----------

Investing activities:

   Acquisition property and equipment                        (19,672)      (439,657)

   Contract deposit                                             --          100,000

   Patents and trademarks                                       --          (44,587)
                                                           ---------    -----------


Net cash provided by (used in) investing activities          (19,672)      (384,244)
                                                           ---------    -----------

Financing activities:

   Notes payable                                             (25,000)        85,500

   Issuance of common stock                                     --           62,500

   Stock subscriptions receipts                              204,990           --
                                                           ---------    -----------


Net cash provided by financing activities                    179,990        148,000
                                                           ---------    -----------


Net increase (decrease) in cash                             (214,939)      (612,790)



Cash, beginning of period                                    243,830        673,776
                                                           ---------    -----------



Cash, end of period                                        $  28,891    $    60,986
                                                           =========    ===========

Supplementary Disclosures:

Non-cash investing and financing activities

   Purchase of assets and technology

     Common stock                                          $    --      $ 2,052,450

     Note payable                                               --          100,000



* Reclassified for comparative purposes





     The accompanying notes are integral part of these financial statements.

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  NATURE OF BUSINESS AND BASIS OF PRESENTATION

The condensed financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10KSB for the year ended December 31, 2001 filed by the Company on April 1, 2002.

The condensed consolidated financial statements included herein reflect, in the opinion of management, all adjustment (consisting primarily only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the three months ended March 31, 2002 is not necessarily indicative of results to be expected for the entire year ending December 31, 2002.

The Company was incorporated in the state of Florida. On February 19, 1999 the Company changed its name to Environmental Solutions Worldwide, Inc. (the Company, or ESWW). On January 11, 2001, the Company purchased certain assets and established a manufacturing facility in Telford, Pennsylvania. (See Note 2).

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

PURCHASE OF ASSETS

On January 11, 2001, the Company acquired equipment and technology (including a patent and patents pending) from an unrelated third party. Through this purchase the Company expects to bring its product to market. The Company paid $400,000 in cash, $100,000 in notes (outstanding as of March 31, 2002 and December 31,
2001), incurred approximately $43,035 in closing costs and issued 2,000,000 shares of Company stock valued at $.6875 per share plus contingent options valued at $.6775 per shares to purchase up to an additional one million shares exercisable at $0.01 to the sellers.

The purchase price was allocated as follows:
Equipment                                           $   500,000
Patent and Technology                               $ 2,093,035
                                                    -----------
Total                                               $ 2,593,035

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.

                                   (Unaudited)






ISSUANCE OF COMMON STOCK

During July 2001, the Company entered into equity financing agreements with accredited investors for $525,000, totaling 1,312,500 shares of common stock in the Company. To date, the Company has received $271,990 with the balance due of $186,010. No shares will be issued to an investor until the Company receives the full payment for same.


STOCK OPTIONS AND WARRANT GRANTS

In February 2002, the board of directors authorized the issuance of 50,000 options exercisable at $0.52 per share and expires three years later. The Company recorded compensation expense of $4,285.

On January 11, 2001, the Company entered into two consulting agreements. Both agreements run for three years and provide for annual fees at $75,000 and $50,000, respectively. In addition, the agreements provided for stock options allowing each consultant to acquire 500,000 shares of common stock exercisable at $0.01 per share during the first year. As of March 31, 2001, each consultant had exercised their options for 250,000 shares. The issuance of these shares was recorded as compensation expense.


RELATED PARTY TRANSACTIONS

The Chairman of the Company is owed $222,000 (December 31, 2000 - $196,500) for reimbursement of business travel expenses. The amounts expenses in office, travel, and other costs were $25,500 and $25,500, respectively, for the three months ended March 31, 2002 and 2001. The Chairman also has a non-interest bearing note payable by the Company of $15,000 (December 31, 2001 - $40,000).

During the three month period ended March 31, 2002 and 2001, the Company paid shareholders and their affiliates $58,046and $91,500, respectively for various services rendered.

CONTINGENCIES

REGULATORY MATTERS

The Company had been notified by staff of the SEC's Fort Worth District Office that they intend to recommend that the Commission bring enforcement actions against the Company and its Chairman for: 1) violations of the securities laws and related regulations involving false and misleading press releases and disclosures made in SEC filings and, 2) an improper use of the Rule 504 exemption for the Company's January 1999 offering of shares. The false and/or misleading disclosures are alleged primarily to involve the Company's test results of its prototype catalytic converters and other related data. The Company and its Chairman have been cooperating with the SEC's staff in this matter. The Company cannot estimate the effects, if any, on the accompany financial statements of the ultimate resolution of this matter.



LITIGATION

In January, 2002, an action was filed in Ontario, Canada against the Company for approximately $50,000 (U.S.) plus costs.

In March, 2002, an action was filed in the United States District Court for the Eastern District of Pennsylvania against the Company ESW America the Company's wholly owned subsidiary and a current and former director. The claim is for an unspecified amount in excess of $75,000.

The Ontario and Pennsylvania actions are indirectly related in that the principal of the claimant in the Ontario action is also a plaintiff in the Pennsylvania action.

The Company is exploring settlement of both actions without admitting or denying any liability. In the event the actions can not be settled on terms satisfactory to the Company, the Company will be required to file an answer in the Pennsylvania action.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

In 2001 the Company emerged from a development stage enterprise to a sales and manufacturing company. The Company started to generate revenues from operations during its first quarter of fiscal year 2001. Below are comparisons with operating results from prior periods. Due to the transition from a development stage company and the initial generation of revenues during fiscal year 2001 there is no meaningful comparisons of results from the first three months of the current and prior fiscal years.

Revenue in the first quarter of 2001 was $ 99,916 compared to the first quarter of 2002 of $ 393,318. As previously noted, this substantial increase in revenue can be attributed to the transition from a development stage company to one that generates revenues.

Of total sales in the first quarter of 2002, Gasoline (EnviroCat) contributed approximately 77%, Diesel (CleanCat) approximately 7% and (QuiteCat) and others approximately 16% of sales.

Gross profit margin in first quarter 2001 was 41% compared to first quarter 2002 of 10% a decrease of approximately 30%. This decrease was mainly due to initial set up costs in the ramp up of production, and delays in the receipt of raw materials, which increased overtime and additional unexpected production runs. Management believes that these costs can be attributed as initial start up cost which should be non recurring. Management further believes that these non recurring costs have been addressed as current production runs have demonstrated significant improvements in operating margin.

Net loss for the first quarter 2001 operations including deprecation and other non cash items was$ 925,241 compared to $ 485,225 in the first quarter of 2002, an improvement approximately $440,000.

Basic and diluted loss per share in the first quarter of 2001 was $.028 per share as compared to $.012 per share for the first three months of 2002.

By the end of 2001 the Company started EPA certification for an external OEM (Original Equipment Manufacturer) customer for one of its diesel products. The tests were completed early in the first quarter 2002 and the product was certified by the EPA for the customer.

A second EPA test was carried out for the same customer during the first quarter of 2002 where the diesel Quiet Cat(TM) product received an additional EPA certification for a different diesel engine group.

In the first quarter the Company made significant progress in it's capability to produce catalyst substrates. Current capacity to produce and catalyze the new substrate designs has increased to 60,000 units per month. As this capacity is in excess of current sales, the Company is now positioned to attract additional customers.

The Company is now adjusting its sales strategy in favor of high volume customers needing catalyzed substrates . This change means less emphasis on selling completed of finished catalytic converters. As such, the Company has established relationships with outside catalytic converter assemblers and marketers that fabricate ready to install products that can incorporate our substrates . This has allowed the Company to concentrate on its core technological competency, which is manufacturing catalyzed substrates.


The Company's business plan calls for overhead expenditures of approximately $1,600,000 over the calendar year 2002.

Subject to certain variables, some of which may be beyond the Company's control, sales are expected to reach breakeven point in fiscal 2002.

In March 2001, the Company achieved its full compliance ISO 9001:2000 certificate. The ISO certificate forces the Company to follow strict quality guidelines, administrative protocol and safety procedures to a recognized international standardized code. The Company is audited every 6 months by ISO auditors for compliance. The Company passed its second audit in the most recently completed quarter.

RESULTS OF OPERATIONS

Revenue for the first quarter ended March 31, 2002 was $393,318 compared to $99,916 for the same period ended March 31, 2001.

Net loss from operations for the 3 months period ended March 31,2001 was $485,225 compared to $925,241 for the 3 months period ended March 31, 2001, a decrease of $440,016

The decrease in the loss from operations was related to a decrease in research and development costs of $48,519 as the Company graduated from a development stage company to an operating company, decrease in marketing, office and general costs of $24,686 which is primarily comprised of expenses relating to initial cost cutting in relation the move of the company's head quarters to Telford.

Consulting fees decreased by $399,392 this decrease is mainly due to stock options given in 2001 in respect of two consulting agreements which were recorded as compensation expenses in 2001.

The gross margin for the 3 months period ended March 31, 2002 was 10%. The gross margin in 2001 for the same period was 41%. The decrease in gross margin was related to initial set up costs in the ramp up of production, delays in the receipt of raw materials, and increased inventory cost, which increased overtime and additional unexpected production runs.

LIQUIDITY AND CAPITAL RESOURCES.

The Company's cash and cash equivalents were $28,891 on March 31, 2002 as compared to $243,830 at December 31, 2001. The decrease in cash and cash equivalents in the 3 month period was related to the increase in accounts receivable and increase in inventory.

Accounts receivable amounted to $264,915 on March 31, 2002 compared to $116,518 on December 31, 2001 an increase of $ 148,397 for the period.

Inventories were $185,906 on March 31, 2002 compared to $133,701 on December 31, 2001 an increase of $52,205 for the period.

Current liabilities amounted to $643,346 on March 31, 2002 as compared to $489,911 on December 31, 2001 an increase of $153,453. The increase is primarily attributed to an increase in, trade payables and amounts due to an officer and a shareholder of the Company for the period.

Investing activities amounted to $19,672 during the 3 month period ended March 31, 2002 as compared to $ 384,244 for the same period in 2001.The investing activities primarily related to the net purchase of property and equipment.

Net cash provided by financing activities for the 3 month ended March 31, 2002 amounted to $179,990 as compared to $ 148,000 for the same period in 2001.

Net cash used in operating activities amounted to $375,257 during the 3 month period ended March 31 2002 as compared to $376,546 for the same period in 2001.


Management believes that the Company will increase orders as it moves forward with the Company business plan.

Although we do not need certification of our products in order to sell them in many markets, the successful EPA certifications recently received for our diesel product is encouraging. Further successful certifications of our products in the United States, Mexico and China should lead to increased volumes, as certifications are required to gain full customer acceptance.

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

During 2001, the Company entered into equity financing agreements with accredited investors for $525,000, totaling 1,312,500 shares of common stock in the Company. The Company received $271,990 in the first quarter of 2002 and as of March 31, 2002 $ 186,010 is still outstanding to the Company, the Company expects to receive these payment in due course. No shares will be issued to an investor until the Company receives the full payment for same.

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

In November of 2000 the Company received notice from the Securities and Exchange Commission that it is currently subject to an order of investigation by the Commission. In the event the Commission commences an enforcement action against the Company, the Commission may, among other remedies, impose a civil monetary penalty or seek an order of permanent injunction if it is determined that there was a violation of securities laws. The imposition of a monetary penalty could have an adverse effect on the Company liquidity position.

Additionally, we may potentially face claims for rescission and damages stemming from a prior offering made under a claimed exemption under Regulation D of the Securities Act. The Commission has alleged that a specific offering conducted by our prior management was based upon an inapplicable exemption under Rule 504 of the Security Act. During the course of the Commission's investigation, we have voluntarily provided information to the Commission and have cooperated with its inquiry. Our new management intends to continue to cooperate with the Commission, in the event formal charges are asserted against the Company, management intends to make every effort to resolve any claims in the best interest of its shareholders.


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

In January 2002 an action was commenced against the Company by Royal Extruders in Ontario Canada for approximately $50,000 U.S. plus cost. The principal of the claimant Royal Extruders is Robert Vivacqua, who is a party to a second action subsequently commenced against the Company in the U.S. District Court for the Eastern District of Pennsylvania. The Company believes that a final determination of the Ontario claim will not have an adverse effect on the financial position of the Company.

In March 2002 an action was instituted in the U.S. District Court for the Eastern District of Pennsylvania by Robert Vivacqua, John Greco and Ronald Rickett against the Company, its wholly-owned subsidiary ESW America, Inc., Mark Nicole a former officer and director of the Company and Bengt Odner the company's current Chairman. The complaint alleges certain violations of Federal and State Securities Laws, fraud, misrepresentation and breach of fiduciary duty and seeks a sum in excess of $75,000 with respect to the claims.

While the Company believes it has a meritorious defense to the actions, it has entered into settlement discussions with the plaintiffs of both the Ontario and Pennsylvania actions to resolve both matters on mutually satisfactory terms. The Company believes that it is in its best interest to seek a favorable settlement to the claims in lieu of the time, effort and legal costs that would be involved in contesting the claims.

In the event that the claims cannot be settled to the Company's satisfaction, then in that event, the Company intends to contest the matters vigorously as it believes that it has meritorious defenses to the claims.

Upon reaching final settlement, the terms will be disclosed by the Company.

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

Dated:     TELFORD PA
           MAY 17, 2002
                     Environmental Solutions Worldwide, Inc.


                             By:      /s/ BENGT ODNER
                                      -----------------------
                                      Bengt Odner
                                      Chairman