Form 10QSB
period 2002-06-30
ENVIRONMENTAL SOLUTIONS WORLDWIDE INC
filed 2002-08-14
CIK 1082278

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

     [x] Quarterly report pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the quarterly period ended - June 30, 2002.

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

            Florida                                   98-0346454
------------------------------                   -----------------------
State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization                        Identification No.)


                                 (215) 721-2188
                                 --------------
                (Issuer's telephone number, including area code)



     Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ x ] NO [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

              Title of each class Outstanding       June 30, 2002
              -------------------------------       -------------
                    Common Stock, par value $.001 38,982,374

   Transactional Small Business Disclosure Format (check one) YES [ ] NO [ X ]

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.



                                      INDEX

PART I               FINANCIAL INFORMATION                           PAGE NUMBER

Item 1.              Financial Statements

                     Consolidated Balance Sheet as of June 30, 2002            2

                     Consolidated Statements of Operations for the
                     Six Months Ended June 30, 2002 and 2001                   3

                     Consolidated Statement of Changes in
                     Stockholders' Equity For the Six Months ended
                     June 30, 2002                                             4

                     Consolidated Statements of Cash Flows for the
                     Six Months Ended June 30, 2002 and 2001                   5

                     Notes to Financial Statements                           6-8


Item 2.              Management's Discussion and Analysis or
                         Plan of Operations                                 9-12

PART II    OTHER INFORMATION

Item 1.              Legal Proceedings                                        13

Item 2.              Changes in Securities                                    14

Item 3.              Defaults Upon Senior Securities                          14

Item 4.              Submission of Matters to a Vote of Security Holders      14

Item 5.              Other Information                                        14

Item 6.              Exhibits and Reports                                     14



                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                              June 30,        December 31,
                                                                2002              2001
                                                                ----              ----
                                                             (Unaudited)
ASSETS
------
Current assets
   Cash and cash equivalents                                 $     21,250    $    243,830
   Accounts receivable                                            145,597         116,518
   Inventory                                                      196,763         133,701
   Prepaid expenses                                                21,655          69,256
   Other current assets                                            47,500          53,490
                                                             ------------    ------------

          Total current assets                                    432,765         616,795

Property and equipment, net of accumulated depreciation of
   of $169,466 - 2002; $114,374 - 2001                            580,605         611,946

Patents and trademarks, net of accumulated amortization
   of $320,751 - 2002; $213,835 - 2001                          1,819,920       1,926,415
                                                             ------------    ------------

                                                             $  2,833,290    $  3,155,156
                                                             ============    ============
LIABILITIES AND STOCKHOLDERS & EQUITY
-------------------------------------
Current liabilities:
   Accounts payable and accrued liabilities                  $    295,735    $    153,411
    Officer's travel allowance payable                            222,000         196,500
    Notes payable                                                 115,000         140,000
                                                             ------------    ------------
         Total current liabilities                                632,735         489,911
                                                             ------------    ------------

Class A special shares, no par value, 700,000 shares
   authorized, issued and outstanding                             453,900         453,900
                                                             ------------    ------------


Stockholders -  Equity
    Common stock, $.001 par value, 100,000,000 shares
         authorized; 38,982,374 - 2002
         and 39,467,374 - 2001;shares
         issued and outstanding                                    38,982          39,467
    Additional paid-in-capital                                 10,396,329      10,118,419
    Accumulated deficit                                        (8,688,656)     (7,946,541)
                                                             ------------    ------------
          Total stockholders' equity                            1,746,655       2,211,345
                                                             ------------    ------------
                                                             $  2,833,290    $  3,155,156
                                                             ============    ============



                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Six Months     Six Months     Three Months    Three Months
                                                        Ended          Ended            Ended           Ended
                                                June 30, 2002  June 30, 2001    June 30, 2002   June 30, 2001
                                                -------------  -------------    -------------   -------------
Revenues
   Net sales                                    $    924,544    $    272,832    $    534,226    $    173,819

Cost of sales                                        650,470         139,208         297,169          80,574
                                                ------------    ------------    ------------    ------------

Gross profit                                         274,074         133,624         237,057          93,245
                                                ------------    ------------    ------------    ------------

Operating expenses
   Research and development                            6,969          75,028           2,556          22,096
   Professional fees                                  60,238          83,478           7,132          61,807
   Consulting fees                                   112,145         517,028          65,787          71,947
   Marketing, office & general costs                 714,112         902,460         313,139         456,524
   Officer's Compensation and Director's Fees        122,725           9,150          64,679           9,150
                                                ------------    ------------    ------------    ------------

                                                   1,016,189       1,587,144         453,293         621,524
                                                ------------    ------------    ------------    ------------

Net loss from Operations                            (742,115)   (  1,453,520)       (216,236)   (    528,279)

Other Income                                             -0-    $    130,901               0    $    130,901
                                                ------------    ------------    ------------    ------------

Net Loss                                        $   (742,115)   ($ 1,322,619)   ($   216,236)   ($   397,378)
                                                ============    ============    ============    ============

Loss per share information:
Basic and diluted                               $      (.019)   ($     0.040)       $(.006))    ($     0.012)
                                                ============    ============    ============    ============

Weighted average number of shares outstanding     39,223,534      32,923,763      38,982,374      32,923,763
                                                ============    ============    ============    ============




                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                   (UNAUDITED)


                                                                ADDITIONAL
                                      COMMON STOCK               PAID-IN       ACCUMULATED
                                  SHARES         AMOUNT          CAPITAL          DEFICIT          TOTAL


January 1, 2002                  39,467,374    $     39,467    $ 10,118,419    $ (7,946,541)   $  2,211,345

Net loss                               --              --            --            (742,115)       (742,115)

Issuance of shares upon
exercise of options                  15,000              15             135            --               150

Options and warrants issued
  for services rendered                --              --            72,285            --            72,285

Stock subscriptions receipts           --              --           204,990            --           204,990

CANCELLATION OF STOCK
   SUBSCRIPTION                    (500,000)           (500)            500            --            --
                               ------------    ------------    ------------    ------------    ------------

June 30, 2002                    38,982,374    $     38,982    $ 10,396,329    $ (8,688,656)   $  1,746,655
                               ============    ============    ============    ============    ============





                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                   (UNAUDITED)

                                                                  Six Months       Six Months
                                                                       Ended            Ended
                                                               June 30, 2002    June 30, 2001
                                                               -------------    -------------

Net Loss                                                       ($  742,115)   ($1,322,619)

Adjustment to reconcile net loss to net cash provided by
  (used in) operating activities:
   Depreciation                                                     55,092        166,853
   Amortization                                                    106,916           --
   Non cash compensation and services                               72,285        372,607
                                                               -----------    -----------
                                                                  (507,822)      (783,159)
Change in operating assets and liabilities
   Changes in non-cash working capital                             129,274        140,280
                                                               -----------    -----------
Net cash used in operating activities                             (378,548)      (642,879)
                                                               -----------    -----------
Investing activities:
   Acquisition property and equipment                              (23,751)      (501,894)
   Contract deposit                                                      0        100,000
   Patents and trademarks                                             (421)       (54,114)
                                                               -----------    -----------

Net cash provided by (used in) investing activities                (24,172)      (456,008)
                                                               -----------    -----------
Financing activities:
   Notes payable                                                   (25,000)       120,000
   Issuance of common stock                                            150        223,500
   Stock subscription receipts                                     204,990            -0-
   Officer's note, shareholder and
      advances payable                                                   0        136,000
                                                               -----------    -----------

Net cash provided by financing activities                          180,140        479,500
                                                               -----------    -----------

Net increase (decrease) in cash                                   (222,580)      (619,387)

Cash, beginning of period                                          243,830        673,776
                                                               -----------    -----------

Cash, end of period                                            $    21,250    $    54,389
                                                               ===========    ===========
Supplementary Disclosures:

Non-cash investing and financing activities
   Purchase of assets and technology
     Common stock                                              $      --      $ 2,052,450
     Note payable                                                     --      $   100,000


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

The condensed consolidated financial statements included herein reflect, in the opinion of management, all adjustment (consisting primarily only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the six months ended June 30, 2002 and for the three months ended June 30, 2002, are not necessarily indicative of results to be expected for the entire year ending December 31, 2002.

The Company was incorporated in the state of Florida. On February 19, 1999 the Company changed its name to Environmental Solutions Worldwide, Inc. (the Company or ESWW). On January 11, 2001, the Company purchased certain assets and established a manufacturing facility in Telford, Pennsylvania. (See Note 2).

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

2. PURCHASE OF ASSETS

On January 11, 2001, the Company acquired equipment and technology (including a patent and patents pending) form an unrelated third party. Through this purchase the Company has brought products to market. The Company paid $400,000 in cash, $100,000 in notes, incurred approximately $43,035 in closing costs and issued 2,000,000 shares of restricted Company stock valued at $.6875 per share plus contingent options valued at $.6775 per shares to purchase up to an additional one million shares exercisable at $0.01 to the sellers.

The purchase price was allocated as follows:
-------------------------------------------------------------------------------

Equipment                                                             $500,000
-------------------------------------------------------------------------------
Patents and technology                                               2,093,035
                                                                     ---------
-------------------------------------------------------------------------------
                                                                   $2,593,035
                                                                   ==========
-------------------------------------------------------------------------------

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

3. ISSUANCE OF COMMON STOCK

During July 2001, the Company entered into equity financing agreements with accredited investors for $525,000, totaling 1,312,500 shares of common stock in the Company. No shares will be issued to an investor until the Company receives the full payment for same. During the second quarter of 2002, a subscription for 500,000 shares was deemed to be in default and was cancelled. The canceled agreement was for $200,000 of which $195,000 was in default. The Company is contemplating legal action on default. To date, the Company has received $271,990 with the balance due of $58,000.

4. STOCK OPTIONS AND WARRANT GRANTS

In February 2002, the board of directors authorized the issuance of 50,000 options exercisable at $0.52 per share. The options expire three years from date of issuance. The Company recorded compensation expense of $4,285.

In May 2002, the board of directors authorized the issuance of 200,000 options exercisable at $0.01 per share that expire October 1, 2002. The Company recorded compensation expense of $68,000. An additional 20,000 options will be authorized pending board approval.

On January 11, 2001, the Company entered into two consulting agreements. Both agreements run for three years and provide for annual fees at $75,000 and $50,000, respectively. In addition, the agreements provided for stock options allowing each consultant to acquire 500,000 shares of common stock exercisable at $0.01 per share during the first year. As of June 30,2002, each consultant had exercised their options for 500,000 shares. The issuance of these shares was recorded as compensation expense.

5. RELATED PARTY TRANSACTIONS

As of June 30,2002, the Chairman of the Company is owed $222,000 (December 31, 2000 - $196,500) for reimbursement of business travel expenses. The amounts expenses in office, travel, and other costs were $25,500 and $51,000, respectively, for the six months ended June 30, 2002 and 2001. This same officer also has a non-interest bearing note payable by the Company of $15,000 (December 31, 2000 - $40,000).

During the six month period ended June 30, 2002 and 2001, the Company paid shareholders and their affiliates $122,725 and $208,846, respectively for various services rendered. No one transaction exceeded $60,000.

6. CONTINGENCIES

CONTINGENCIES

REGULATORY MATTERS

The Company has been informed by the Securities and Exchange Commission (SEC) that it has filed a civil suit on August 8, 2002 in the United States District Court for the District of Columbia claiming that the Company its chairman and others purportedly associated both directly and or indirectly with the Company, allegedly violated certain anti-fraud, securities registration, periodic reporting, record keeping, beneficial ownership reporting, false statements to auditors and stock touting disclosure provisions of federal securities laws from 1998 through 2000. The complaint seeks injunctive relief against all defendants and discouragement and civil penalties from certain individual defendants.

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                   (Unaudited)

LITIGATION

In January, 2002, an action was filed in Ontario, Canada against the Company for approximately $50,000 (U.S.) plus costs.

In March, 2002, an action was filed in the United States District Court for the Eastern District of Pennsylvania against the Company, ESW America its wholly owned subsidiary and a current and former director. The claim is for an unspecified amount in excess of $75,000.

The Ontario and Pennsylvania actions are indirectly related in that the principal of the claimant in the Ontario action is also a plaintiff in the Pennsylvania action.

The Company and all named defendants interposed an answer in the Pennsylvania action and are contesting the matter.

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

GENERAL
In 2001 the Company emerged from a development stage enterprise to a sales and manufacturing company. The Company started to generate revenues from operations during its first quarter of fiscal year 2001. Below are comparisons with operating results from prior periods. Due to the transition from a development stage company and the initial generation of revenues during fiscal year 2001 there is no meaningful comparisons of results from the first six months of the current and prior fiscal years.

Revenue in the second quarter of 2002 was $534,226 compared to the second quarter of 2001 of $173,819. As previously noted, this substantial increase in revenue can be attributed to the transition from a development stage company to one that generates revenues.

Of total sales in the second quarter of 2002, Gasoline (EnviroCat) contributed approximately 27%, Diesel (CleanCat) approximately 22% and (QuiteCat) and others approximately 51% of sales.

Gross profit margin in second quarter 2002 was 44% compared to second quarter 2001 of 54% a decrease of approximately 10%. This decrease was mainly due to initial set up costs in the ramp-up of production, and delays in the receipt of raw materials, which increased overtime and additional unexpected production runs. Management believes that these costs can be attributed as initial start up cost, which should be non-recurring. Management further believes that these non-recurring costs have been addressed as current production runs have demonstrated significant improvements in operating margin.

Net loss for the second quarter 2002 operations including deprecation and other non-cash items was $216,236 compared to $397,378 in the second quarter of 2001, an improvement of approximately $181,142.

Basic and diluted loss per share in the second quarter of 2002 was $.006 per share as compared to $.012 per share for the second quarter of 2001.

By the end of 2001 the Company started EPA certification for an external OEM (Original Equipment Manufacturer) customer for one of its diesel products. The tests were completed early in the first quarter 2002 and the product was certified by the EPA for the customer.

Tests were performed on a second engine family for this same Original Equipment Manufacturer and submitted to EPA early in 2002. As a follow up, the EPA requested additional information, and additional emissions tests. Additional tests were then performed. The certification application was submitted, and is currently in review pending approval by EPA. There can be no assurances regarding whether the EPA will grant approval.

In the first quarter the Company made significant progress in its capability to produce catalyst substrates. Current capacity to produce and catalyze the new substrate designs has increased to 60,000 units per month. As this capacity is in excess of current sales, the Company is now positioned to attract additional customers.

The Company is now adjusting its sales strategy in favor of high volume customers needing catalyzed substrates. This change means less emphasis on selling completed of finished catalytic converters. As such, the Company has established relationships with outside catalytic converter assemblers and marketers that fabricate ready to install products that can incorporate our substrates. This has allowed the Company to concentrate on its core technological competency, which is manufacturing catalyzed substrates.

On July 24, 2002 the Board of Directors approved the appointment of John A. Donohoe Jr. as Vice-Chairman of the Board. Mr. Donohoe was also named as Chief Executive Officer and President of the Company. Mr. Donohoe replaces Bengt Odner, who had been serving as ESW's interim Chief Executive Officer. Mr. Odner will retain his position as Chairman of the Board.

The Company intends to continue to invest in development programs, in order to have more of its catalytic products meet EPA certification, on as many engine groups as possible. Any capital expenditures to support the ongoing operations needed during the coming year will be evaluated as the need arises. The Company expects to finance part of the capital expenditure requirements through cash flows generated from operations and through the sale of our securities.

In March 2001, the Company achieved its full compliance ISO 9001:2000 certificate. The ISO certificate requires the Company to follow strict quality guidelines, administrative protocol and safety procedures to a recognized international standardized code. The Company is audited every 6 months by ISO auditors for compliance. The Company passed its second audit in the most recently completed quarter.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 2002 TO THE THREE MONTHS ENDED JUNE 30, 2001

Revenue for the second quarter ended June 30, 2002 was $534,226 compared to $173,819 for the same period ended June 30, 2001.

Net loss from operations for the 3 months period ended June 30, 2002 was $216,236 compared to $528,279 for the 3 months period ended June 30, 2001, a decrease of $312,043. The loss for the three months period ended June 30, 2002 was $216,236 compared to $ 397,378, a decrease of $181,142.

The decrease in the loss from operations was related to a decrease in professional fees costs of $54,675, decrease in marketing, office and general costs of $143,385 which is primarily comprised of expenses relating to initial cost cutting in relation the move of the Company's head quarters to Telford.

Consulting fees decreased by $6,160 this decrease is mainly due to stock options given in 2001 in respect of two consulting agreements which were recorded as compensation expenses in 2001.

The gross margin for the 3 months period ended June 30, 2002 was 44%. The gross margin in 2001 for the same period was 54%. The decrease in gross margin was related to initial set up costs in the ramp- up of production, delays in the receipt of raw materials, and increased inventory cost, which increased overtime and additional unexpected production runs.

COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 2002 TO THE SIX MONTHS ENDED JUNE 30, 2001

Revenue for the six-month period ended June 30, 2002 was $924,544 compared to $272,832 for the same period ended June 30, 2001.

Net loss from operations for the six months period ended June 30,2002 was $742,115 compared to $1,453,520 for the six months period ended June 30, 2001, a decrease of $711,405. The loss for the six months period ended June 30, 2002 was $742,115 compared to $1,322,619, a decrease of $580,504.

The decrease in the loss from operations was related to a decrease in research and development costs of $68,059 as the Company transitioned from a development stage company to an operating company, decrease in marketing, office and general costs of $188,348 which is primarily comprised of expenses relating to initial cost cutting in relation the move of the company's head quarters to Telford.

Consulting fees decreased by $404,883 this decrease is mainly due to stock options given in 2001 in respect of two consulting agreements, which were recorded as compensation expenses in 2001.

The gross margin for the six months period ended June 30, 2002 was 30%. The gross margin in 2001 for the same period was 49%. The decrease in gross margin was related to initial set up costs in the ramp up of production, delays in the receipt of raw materials, and increased inventory cost, which increased overtime and additional unexpected production runs.

LIQUIDITY AND CAPITAL RESOURCES.

The Company's cash and cash equivalents were $21,250 on June 30, 2002 as compared to $243,830 at December 31, 2001.

Accounts receivable amounted to $145,597 on June 30, 2002 compared to $116,518 on December 31, 2001 an increase of $29,079 for the period.

Inventories were $196,763 on June 30, 2002 compared to $133,701 on December 31, 2001 an increase of $ 63,062 for the period.

Current liabilities amounted to $632,735 on June 30, 2002 as compared to $489,911 on December 31, 2001 an increase of $142,824. The increase is primarily attributed to an increase in, trade payables and amounts due to an officer and a shareholder of the Company for the period.

Investing activities amounted to $24,172 during the six month period ended June 30, 2002 as compared to $456,008 for the same period in 2001.The investing activities primarily related to the net purchase of property and equipment.

Net cash provided by financing activities for the six month ended June 30, 2002 amounted to $180,140 as compared to $479,500 for the same period in 2001.

Net cash used in operating activities amounted to $378,548 during the six month ended June 30 2002 as compared to $642,879 for the same period in 2001.

Management believes that the Company will increase orders as it moves forward with the Company business plan.

Although we do not need certification of our products in order to sell them in many markets, the successful EPA certifications recently received for our diesel product is encouraging. Further successful certifications of our products in the United States, Mexico and China should lead to increased sales volumes, as certifications are required to gain full customer acceptance. However there can be no assurances that the Company will obtain additional sales if it successfully obtains certifications.

We continue to deplete our current cash resources, and do not presently have the total funds needed to expand our capacity or fully develop our existing and new technologies and sustain our operations until we anticipate our operating cash flow will be positive. We presently expect to raise additional money through the sale of our securities and or operational business lines of credit until such time as we obtain a positive cash flow. Under our present business plan we anticipate that we have enough cash and account receivables to sustain our operations until the end of Q3 of 2002. However, there can be no assurance that we will be able to sustain our operation, through Q3 of 2002 as our business plan is subject to variables beyond our control. Accordingly, the successful completion of the sale of equity securities and/or other financing will be essential for us to continue in operation until such time as we will be able to generate sufficient revenue.

During 2001, the Company entered into equity financing agreements with accredited investors for $525,000, totaling 1,312,500 shares of common stock in the Company. To date, the Company has received $271,990. $58,000 is still outstanding to the Company, the Company expects to receive these payment in due course. No shares will be issued to an investor until the Company receives the full payment for same. During the second quarter of 2002, a subscription for 500,000 shares was deemed to be in default and the subscription was cancelled. The canceled agreement was for $200,000 of which $195,000 was in default by the subscriber.

The Company will require additional equity in the near future in order to fully implement its operational and marketing plans; however, there is no assurance that it will be successful in raising the additional capital. If we are unable to secure the required financing, we may be forced to take steps to reduce expenses, such as reducing our staff or our research and development efforts and/or selling off any assets. Any such action, however, may result in an inability to further develop, sell, and market our catalytic converter technology. In such event, we may be forced to cease operations.


In November of 2000 the Company received notice from the Securities and Exchange Commission (SEC) that it was subject to an order of investigation by the Commission. Subsequently on August 8, 2002, the SEC filed a civil law suit in the United States District Court for the District of Columbia claiming that the Company its chairman and others purportedly associated both directly and or indirectly with the Company, allegedly violated certain anti-fraud, securities registration, periodic reporting, record keeping, beneficial ownership reporting, false statements to auditors and stock touting disclosure provisions of federal securities laws from 1998 through 2000. The complaint seeks injunctive relief against all defendants and discouragement and civil penalties from certain individual defendants.

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

PART II    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In January 2002 an action was commenced against the Company by Royal Extruders in Ontario Canada for approximately $50,000 U.S. plus cost. The principal of the claimant Royal Extruders is Robert Vivacqua, who is a party to a second action subsequently commenced against the Company in the U.S. District Court for the Eastern District of Pennsylvania. The Company is contesting the Ontaro matter and believes that a final determination of the Ontario claim will not have an adverse effect on the financial position of the Company.

In March 2002 an action was instituted in the U.S. District Court for the Eastern District of Pennsylvania by Robert Vivacqua, John Greco and Ronald Rickett against the Company, its wholly-owned subsidiary ESW America, Inc., Mark Nicole a former officer and director of the Company and Bengt Odner the company's current Chairman. The complaint alleges certain violations of Federal and State Securities Laws, fraud, misrepresentation and breach of fiduciary duty in a sum in excess of $75,000 with respect to securities sold to the plaintiffs by the Company.

The Company and all named defendants are contesting the action and believe that there are meritorious defenses to the claims. In August of 2002, plaintiffs made a motion to amend the complaint to add an additional cause of action based upon violations of the RICO statute. The Company intends to contest the motion.

The Company was initially contacted by the Securities and Exchange Commission ("SEC"), and subsequently on November 29, 2000 the Company's securities counsel, was notified by the staff of the Commission's Fort Worth, Texas District Office that it intended to recommend that an enforcement action be instituted against the Company. On March 7, 2001, the SEC's Fort Worth, Texas District Office, also notified Mr. Bengt Odner, the Company's current Chairman that it also intended to recommend an enforcement action against him individually. Subsequently on August 8, 2002, the SEC filed a civil law suit in the United States District Court for the District of Columbia claiming that the Company, Mr. Odner and others purportedly associated both directly and or indirectly with the Company, allegedly violated certain anti-fraud, securities registration, periodic reporting, record keeping, beneficial ownership reporting, false statements to auditors and stock touting disclosure provisions of federal securities laws from 1998 through 2000. The complaint seeks injunctive relief against all defendants and discouragement and civil penalties from certain individual defendants.

The Company intends to fully cooperate with the Commission to resolve all claims in the best interest of shareholders.

ITEM 2.    CHANGE IN SECURITIES                                            None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES                                 None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             None

ITEM 5.    OTHER INFORMATION

On May 1st, 2002 the Company entered into an agreement with Squyres Worldwide Ventures Incorporated ("SWVI"). Whereas, SWVI is a financial relations and direct marketing advertising firm specializing in the dissemination of information about publicly traded companies and to market an awareness campaign about the company until October 1, 2002. An option to purchase 200,000 common shares at an exercise price of .01 per share has been granted as a fee for compensation of services to be rendered. An additional 20,000 options will be authorized pending board approval.

On July 24, 2002, the Company appointed John A. Donohoe Jr. Chief Executive Office, President and Vice Chairman of the Board. Mr. Donahoe replaced Bengt Odner as Chief Executive Officer. Mr. Odner had previously served as interim Chief Executive Officer and has retained his post as Chairman of the Board.


ITEM 6.              EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBITS.

          Exhibit 10.9, Consulting Agreement with Squyres Worldwide Ventures Incorporated.

          Exhibit 10.10, Amendment to Consulting Agreement with Squyres Worldwide Ventures Incorporated.

(B)      REPORTS ON FORM 8-K.

          No current reports on Form 8-K were filed for the applicable period.







                     SIGNATURE

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:     Telford, PA                 August 14, 2002

                                         Environmental Solutions Worldwide, Inc.


                                        By: /s/ Bengt Odner
                                        -----------------------
                                        Bengt Odner*
                                        Chairman

* Mr. Odner served as interim CEO during the period of this report