Form 10QSB
period 2002-09-30
ENVIRONMENTAL SOLUTIONS WORLDWIDE INC
filed 2002-11-14
CIK 1082278

[OBJECT OMITTED]
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

                 [x] Quarterly report pursuant to Section 13 or
                15(d) of the Securities Exchange Act of 1934 for the quarterly period ended - September 30, 2002.

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
                          Exchange Act of 1934 for the
            transition period from ______________ to _______________.

                        COMMISSION FILE NUMBER 000-30392

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.

               (Exact name of Company as specified in its charter)

                                 132 Penn Avenue
                                Telford, PA 18969
                              (Address of principal
                   executive offices, including postal code.)



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

               TITLE OF EACH CLASS OUTSTANDING SEPTEMBER 30, 2002
                    COMMON STOCK, PAR VALUE $.001 40,057,374

   TRANSACTIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE) YES [ ] NO [ X ]

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.



                                      INDEX

PART I               FINANCIAL INFORMATION                           PAGE NUMBER

Item 1.              Financial Statements

                     Consolidated Balance Sheet as of September 30, 2002       2

                     Consolidated Statements of Operations for the
                     Nine Months Ended September 30, 2002 and 2001             3

                     Consolidated Statement of Changes in
                     Stockholders' Equity For the Nine Months ended
                     September 30, 2002                                        4

                     Consolidated Statements of Cash Flows for the
                     Nine Months Ended September 30, 2002 and 2001             5

                     Notes to Financial Statements                           6-8


Item 2.              Management's Discussion and Analysis or
                         Plan of Operations                                 9-11

PART II              OTHER INFORMATION

Item 1.              Legal Proceedings                                        12

Item 2.              Changes in Securities                                    13

Item 3.              Defaults Upon Senior Securities                          13

Item 4.              Submission of Matters to a Vote of Security Holders      13

Item 5.              Other Information                                        13

Item 6.              Exhibits and Reports                                     13





                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                              Sept 30,        December 31,
                                                                2002              2001
                                                                ----              ----
                                   (Unaudited)
ASSETS
------
Current assets
   Cash and cash equivalents                                 $     19,585    $    243,830
   Accounts receivable                                            583,745         116,518
   Inventory                                                      111,286         133,701
   Prepaid expenses                                                13,128          69,256
   Other current assets                                            47,500          53,490
                                                             ------------    ------------

          Total current assets                                    775,244         616,795

Property and equipment, net of accumulated depreciation of
   of $198,047 - 2002; $114,374 - 2001                            557,550         611,946

Patents and trademarks, net of accumulated amortization
   of $373,925 - 2002; $213,835 - 2001                          1,766,746       1,926,415
                                                             ------------    ------------

                                                             $  3,099,540    $  3,155,156
                                                             ============    ============
LIABILITIES AND STOCKHOLDERS & EQUITY
-------------------------------------
Current liabilities:
   Accounts payable and accrued liabilities                  $    345,271    $    153,411
    Officer's travel allowance payable                            267,974         196,500
    Notes payable                                                 379,000         140,000
                                                             ------------    ------------
         Total current liabilities                                992,245         489,911
                                                             ------------    ------------

Class A special shares, no par value, 700,000 shares
   authorized, issued and outstanding                             453,900         453,900
                                                             ------------    ------------


Stockholders -  Equity
    Common stock, $.001 par value, 100,000,000 shares authorized; 40,057,374 -
         2002 and 39,467,374 - 2001;shares
         issued and outstanding                                    40,057          39,467
    Additional paid-in-capital                                 10,414,254      10,118,419
    Accumulated deficit                                        (8,800,916)     (7,946,541)
                                                             ------------    ------------
          Total stockholders' equity                            1,653,395       2,211,345
                                                             ------------    ------------
                                                             $  3,099,540    $  3,155,156
                                                             ============    ============






                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                  Nine Months    Nine Months     Three Months    Three Months
                                                        Ended          Ended            Ended           Ended
                                                Sept 30, 2002  Sept 30, 2001    Sept 30, 2002   Sept 30, 2001
                                                -------------  -------------    -------------   -------------
Revenues
   Net sales                                    $  1,537,804    $    397,994    $    613,260    $    125,162

Cost of sales                                        943,750         236,329         293,280          97,121
                                                ------------    ------------    ------------    ------------

Gross profit                                         594,054         161,665         319,980          28,041
                                                ------------    ------------    ------------    ------------

Operating expenses
   Research and development                           15,189          89,985           8,220          14,957
   Professional fees                                 114,665         104,096          54,427          20,618
   Consulting fees                                   123,187         887,828          11,042         370,800
   Marketing, office & general costs               1,034,709       1,364,802         320,597         462,342
   Officer's Compensation and Director's Fees        160,679           9,150          37,954               0
                                                ------------    ------------    ------------    ------------

                                                   1,448,429       2,455,861         432,240         868,717
                                                ------------    ------------    ------------    ------------

Net loss from Operations                            (854,375)   (  2,294,196)       (112,260)   (    840,676)

Other Income                                             -0-    $    137,460               0    $      6,559
                                                ------------    ------------    ------------    ------------

Net Loss                                        $   (854,375)   ($ 2,156,736)   ($   112,260)   ($   834,117)
                                                ============    ============    ============    ============

Loss per share information:
Basic and diluted                               $      (.022)   ($     0.057)    ($     .003)   ($     0.022)
                                                ============    ============    ============    ============

Weighted average number of shares outstanding     39,168,262      38,154,874      39,075,318      38,154,874
                                                ============    ============    ============    ============








                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (UNAUDITED)


                                                               ADDITIONAL
                                      COMMON STOCK               PAID-IN       ACCUMULATED
                                  SHARES         AMOUNT          CAPITAL          DEFICIT          TOTAL
                                  ------         ------          -------          -------          -----


January 1, 2002                  39,467,374    $     39,467    $ 10,118,419    $ (7,946,541)   $  2,211,345

Net loss                               --              --            --            (854,375)       (854,375)

Issuance of shares upon
exercise of options               1,235,000           1,235          11,115            --            12,350

Options and warrants issued
  for services rendered                --              --            79,085            --            79,085

Stock subscriptions receipts           --              --           204,990            --           204,990

Cancellation Of Stock
   Subscription                    (645,000)           (645)            645            --            --
                               ------------    ------------    ------------    ------------    ------------

SEPTEMBER 30, 2002               40,057,374    $     40,057    $ 10,414,254    $ (8,800,916)   $  1,653,395
                               ============    ============    ============    ============    ============





                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (UNAUDITED)

                                                                 Nine Months      Nine Months
                                                                       Ended            Ended
                                                               SEPT 30, 2002    SEPT 30, 2001
                                                               -------------    -------------

Net Loss                                                       ($  854,375)   ($2,156,736)

Adjustment to reconcile net loss to net cash provided by
  (used in) operating activities:
   Depreciation                                                     83,673        251,827
   Amortization                                                    160,090           --
   Non cash compensation and services                               79,085        711,357
                                                               -----------    -----------
                                                                  (531,527)    (1,193,552)
Change in operating assets and liabilities
   Changes in non-cash working capital                            (190,834)       (39,157)
                                                               -----------    -----------
Net cash used in operating activities                             (722,361)    (1,232,709)
                                                               -----------    -----------
Investing activities:
   Acquisition property and equipment                              (29,277)      (529,355)
   Contract deposit                                                    --         100,000
   Patents and trademarks                                             (421)       (54,114)
                                                               -----------    -----------

Net cash used in investing activities                              (29,698)      (483,469)
                                                               -----------    -----------
Financing activities:
   Notes payable                                                   239,000        120,000
   Issuance of common stock and subscription receipts              217,340      1,785,500
   Officer's note, shareholder and
      advances payable                                              71,474        136,500
                                                               -----------    -----------

Net cash provided by financing activities                          527,814      2,042,000
                                                               -----------    -----------

Net increase (decrease) in cash                                   (224,245)       325,822

Cash, beginning of period                                          243,830        673,776
                                                               -----------    -----------

Cash, end of period                                            $    19,585    $   999,598
                                                               ===========    ===========
Supplementary Disclosures:

Non-cash investing and financing activities
   Purchase of assets and technology
     Common stock                                              $      --      $ 2,052,450
     Note payable                                                     --      $   100,000


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

The condensed consolidated financial statements included herein reflect, in the opinion of management, all adjustment (consisting primarily only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the nine months ended September 30, 2002 and for the three months ended September 30, 2002, are not necessarily indicative of results to be expected for the entire year ending December 31, 2002.

The Company was incorporated in the state of Florida. On February 19, 1999 the Company changed its name to Environmental Solutions Worldwide, Inc. (the Company or ESWW). On January 11, 2001, the Company purchased certain assets and established a manufacturing facility in Telford, Pennsylvania. (See Note 2).

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the company as a going concern. The Company, however, has sustained continuing operating losses and lacks a sufficient source of commercial income, which creates uncertainty about the Company's ability to continue as a going concern. The Company's ability to continue operations as a going concern and to realize its assets and to discharge its liabilities is dependent upon obtaining additional financing sufficient for continued operations as well as the achievement and maintenance of a level of profitable operations. Management believes that the current business plan if successfully implemented may provide the opportunity for the Company to continue as a going concern.

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
(See Note 3)

The purchase price was allocated as follows:



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
                                                                     ---------
-------------------------------------------------------------------------------
                                                                    $2,593,035
                                                                    ==========
-------------------------------------------------------------------------------

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

3. ISSUANCE OF COMMON STOCK

During July 2001, the Company entered into equity financing agreements with accredited investors for $525,000, totaling 1,312,500 shares of common stock in the Company. During the second quarter of 2002, a subscription for 500,000 shares of Common Stock was deemed to be in default and was cancelled. The terminated subscription agreement was for the sum of $200,000 of which $195,000 was in default. During the third quarter of 2002, a subscription for 145,000 shares for the sum of $58,000 was deemed to be in default and was also canceled.

During the nine months ended September 30, 2002, shares issued upon exercise of options were as follows:

15,000 shares issued in March 2002
220,000 shares issued in September 2002 (Note 4)
1,000,000 shares issued in September 2002 (Note 2)

4. STOCK OPTIONS AND WARRANT GRANTS

In February 2002, the board of directors authorized the issuance of 50,000 options exercisable at $0.52 per share. The options expire three years from date of issuance. The Company recorded a compensation expense of $4,285.

In May 2002, the board of directors authorized the issuance of 200,000 options exercisable at $0.01 per share that were subsequently exercised. The Company recorded compensation expense of $68,000. An additional 20,000 options, were approved by the board of directors and the Company recorded a compensation expense of $6,800 during the quarter ended September 30, 2002 (Note 3).

On January 11, 2001, the Company entered into two consulting agreements. Both agreements are for a term of three years and provide for annual fees at $75,000 and $50,000, respectively. In addition, the agreements provided for stock options allowing each consultant to acquire 500,000 shares of common stock exercisable at $0.01 per share during the first year of the agreement. As of December 31, 2001, each consultant had exercised their options for 500,000 shares. The issuance of these shares was recorded as compensation expense.

5. RELATED PARTY TRANSACTIONS

As of September 30 2002, a director of the Company was owed $267,974 (December 31, 2001 - $196,500) for reimbursement of business travel expenses (See Note 7). The amounts expensed in office, travel, and other costs were $102,134 and $76,500, respectively, for the nine months ended September 30, 2002 and 2001. This Director also has a non-interest bearing note payable by the Company in the sum of $15,000 to him. (December 31, 2001 - $40,000).

During the third quarter ended September 30, 2002, the current Chairman advanced $280,000 to the Company pursuant to a short term note.

The Company is also obligated to a director and a shareholder for an $80,000 non-interest bearing note and a $4,000 loan payable.

During the nine month period ended September 30, 2002 and 2001, the Company paid shareholders and their affiliates $160,679 and $311,691, respectively for various services rendered. No single payment to any Shareholder or affiliate exceeded the sum of $60,000 in any fiscal year.



6. CONTINGENCIES

REGULATORY MATTERS

The Securities and Exchange Commission (SEC) has filed a civil suit on August 8, 2002 in the United States District Court for the District of Columbia alleging that the Company, a current director and others purportedly associated both directly and or indirectly with the Company, allegedly violated certain anti-fraud, securities registration, periodic reporting, record keeping, beneficial ownership reporting, misleading statements to auditors and stock touting disclosure provisions of the federal securities laws from 1998 through 2000. The complaint seeks injunctive relief against all defendants and discouragement and civil penalties from certain individual defendants. The Company and the current director named have submitted offers of settlement and are awaiting SEC approval regarding same.

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

LITIGATION

In January, 2002, an action was filed in Ontario, Canada against the Company for breach of an agreement claiming approximately $50,000 (U.S.) plus costs. The Company is vigorously contesting this action.

In March, 2002, an action was filed in the United States District Court for the Eastern District of Pennsylvania against the Company, ESW America the Company's wholly owned subsidiary and a current and former director by stockholders claiming violations of Federal Securities laws, fraud, misrepresentation and breach of fiduciary duty. The claim is for an unspecified amount in excess of $75,000. The Company and all named defendants have interposed answers in the Pennsylvania action. The Company has also interposed counterclaims against all plaintiffs in the action.

The Ontario and Pennsylvania actions are indirectly related in that the principal of the claimant in the Ontario action is also a plaintiff in the Pennsylvania action.

7. SUBSEQUENT EVENTS

On October 10, 2002, the Company completed the first traunch of a unit private placement (the "Placement") under Regulation D of the Securities Act of 1933, whereby 15 accredited investors subscribed to units (the "Units") at a per Unit price of $0.17. Each Unit is comprised of one share of the Company's restricted common stock, par value $0.001 (the "Common Stock") and one warrant that can be exercised for a period of three years at an exercise price of $0.15 per warrant (the "Warrant") to purchase one-half (1/2) share of Common Stock. Warrants are exercisable only in even lots for an aggregate exercise price of $0.30 for one share of Common Stock. The Warrants contain certain anti-dilution protections. The Company received an aggregate of $884,120 in the first traunch of the Placement and sold an aggregate of 5,200,705 Units. The terms of the Placement involved a minimum offering of $800,000 and a maximum of $1,500,000. Additionally, as a part of the $884,120, both the current and former chairman of the board, who are directors, converted certain loans and advances they made to the Company, $204,000 and $200,000 respectively, into a total of 2,376,470 Units as a part of the initial closing.

On November 14, 2002, the Company completed a second traunch of the Placement, whereby the Company received the sum of $356,000. Of the $356,000, a director of the Company converted $35,000 in moneys due to him from the Company pursuant to a promissory note into 205,882 Units. Additionally included in the second traunch was $45,000 due to a consultant to the Company, pursuant to a promissory note, which was converted into units. He received 264,705 units as a part of the second closing.


The Placement has been extended by the Company through November 29, 2002.

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

GENERAL
In 2001 the Company made the transition from a development stage enterprise to a sales and manufacturing company. The Company started to generate revenues from operations during its first quarter of fiscal year 2001. Below are comparisons with operating results from prior periods. Due to the transition from a development stage company and the initial generation of revenues during fiscal year 2001 there is no meaningful comparisons of results from the first nine months of the current and prior fiscal years.

Revenue in the third quarter of 2002 was $613,260 compared to the third quarter of 2001 of $125,162. As previously noted, this substantial increase in revenue can be attributed to the transition from a development stage company to one that generates revenues.

Of total sales in the third quarter of 2002, Catalyzed Substrate sales contributed 74%, Boutique converters such as Enviro-Cat(TM), Clean Cat(R), Quiet Cat(TM) and Air Sentinel contributed 18%. ESW's services, such as certifications, testing and consulting, contributed the remaining 8%.

Gross profit margin in third quarter 2002 was 52% compared to third quarter 2001 of 22%. The gross profit margin in the second quarter of 2002 was 44%. The increase in margin achieved is mainly due to expenses previously absorbed in the initial ramp-up of production, as well as delays in the receipt of raw materials, which increased overtime and resulted in additional unexpected production runs, as well as the use of outside subcontract sources in the first quarter. Management believes that those costs can be attributed as initial start up cost, which should be non-recurring. Management further believes that those non-recurring costs have been addressed as current production runs have demonstrated significant improvements in operating margin.

The Company has made significant progress in its capability to produce catalyst substrates. Current capacity to produce and catalyze substrates is approximately 60,000 units per month. As our current capacity is not being maximized, the Company believes that it is well positioned to attract high volume customers requiring catalyzed substrates.

The Company is now adjusting its sales strategy in favor of high volume customers needing catalyzed substrates. This change means less emphasis on selling finished catalytic converters. As such, the Company has established relationships with outside catalytic converter assemblers and marketers that fabricate ready to install products that can incorporate ESW'S substrates. This has allowed the Company to concentrate on its core technological competency, which is manufacturing catalyzed substrates.

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


On October 16, 2002, John A. Donohoe Jr., Chief Executive Officer and President of the Company, was named Chairman of the Board. Mr. Donohoe succeeded Mr. Bengt Odner, who had been serving as ESW's Chairman since September 2000. Mr. Odner will continue to serve as a member of the Board.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED SEPT. 30, 2002 TO THE THREE MONTHS ENDED SEPT. 30, 2001

Revenue for the third quarter ended September 30, 2002 was $613,260 compared to $125,162 for the same period ended September 30, 2001.

Net loss from operations for the 3 months period ended September 30, 2002 was $112,260 compared to $840,676 for the 3 months period ended September 30, 2001, a decrease of $728,416. The loss for the three months period ended September 30, 2002 was $112,260 compared to $ 834,117, a decrease of $721,857.

The decrease in the loss from operations was related to an increase in sales volume and gross profit margin, a decrease in marketing, office and general costs of $141,745 which is primarily comprised of expenses relating to initial cost cutting in relation to the move of the Company's Headquarters to Telford Pennsylvania. The decrease is also attributed to a reduction in consulting fees by $359,758.This decrease is mainly due to stock options given in 2001 in respect of two consulting agreements, which were recorded as compensation expenses in 2001.

The gross margin for the 3 months period ended September 30, 2002 was 52%. The gross margin in 2001 for the same period was 22%.

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2002 TO THE NINE MONTHS ENDED SEPTEMBER 30, 2001

Revenue for the nine-month period ended September 30, 2002 was $1,537,804 compared to $397,994 for the same period ended September 30, 2001.

Net loss from operations for the nine months period ended September 30,2002 was $854,375 compared to $2,294,196 for the nine months period ended September 30, 2001, a decrease of $1,439,821. The loss for the nine months period ended September 30, 2002 was $854,375 compared to $2,156,736, a decrease of $1,302,361.

The decrease in the loss from operations was related to an increase in sales volume and gross profit margin, a decrease in research and development costs of $74,796 as the Company made the transition from a development stage company to an operating company, and a decrease in marketing, office and general costs of $330,093 which is primarily comprised of expenses relating to initial cost cutting in relation to the move of the Company's headquarters to Telford PA.

Consulting fees decreased by $764,641. This decrease is mainly due to stock options given in 2001 under two consulting agreements, which were recorded as compensation expenses in 2001.

The gross margin for the nine month period ended September 30, 2002 was 39%. The gross margin in 2001 for the same period was 41%. The decrease in gross margin was related to initial set up costs in the ramp up of production, delays in the receipt of raw materials, and increased inventory cost, which increased overtime and additional unexpected production runs, in the first quarter.

LIQUIDITY AND CAPITAL RESOURCES.

The Company's cash and cash equivalents were $19,585 on September 30, 2002 as compared to $243,830 at December 31, 2001.

Accounts receivable amounted to $583,745 on September 30, 2002 compared to $116,518 on December 31, 2001 an increase of $467,227 for the period.

Inventories were $111,286 on September 30, 2002 compared to $133,701 on December 31, 2001 a decrease of $ 22,415 for the period.

Current liabilities amounted to $992,245 on September 30, 2002 as compared to $489,911 on December 31, 2001 an increase of $502,334. The increase is primarily attributed to an increase in trade payables and amounts due to an officer and a shareholder of the Company for the period.

Investing activities amounted to $29,698 during the nine month period ended September 30, 2002 as compared to $483,469 for the same period in 2001.The investing activities primarily related to the net purchase of property and equipment.

Net cash provided by financing activities for the nine month ended September 30, 2002 amounted to $527,814 as compared to $2,042,000 for the same period in 2001. The financing activities during the nine-month period ended September 30, 2002 is related to loans from an officer and a shareholder of the company of $71,474, the issuance of common stock of $217,340 which is comprised of $12,350 from an issuance of shares upon an exercise of options and $204,990 of stock subscription receipts, and the issuance of a demand note by the Company in the amount of $239,000.

Net cash used in operating activities amounted to $722,361 during the nine month ended September 30 2002 as compared to $1,232,709 for the same period in 2001. This increase in cash flows from operating activities was due primarily to the increase in accounts receivable, a decrease in inventories and other current assets combined with a decrease in non-cash compensation.

Management believes that the Company will increase orders as it moves forward with the Company business plan.

Although we do not need certification of our products in order to sell them in many markets, the successful EPA certifications recently received by our customers, for their utility engines that used our diesel product the Quiet Cat(TM) is believed to be beneficial in enhancing the marketability of our Quiet Cat(TM) product. Further successful certifications of our products in North America, Mexico and the Far East markets should lead to increased sales volumes, as certifications are required to gain full customer and governmental acceptance. However there can be no assurances that the Company will obtain additional sales if it successfully obtains certifications.

We continue to deplete our current cash resources, and do not presently have the total funds needed to expand our capacity or fully develop our existing and new technologies and sustain our operations until we anticipate our operating cash flow will be positive. We presently expect to raise additional money through the sale of our securities and or operational business lines of credit until such time as we obtain a positive cash flow. Under our present business plan we anticipate that we have enough cash and account receivables to sustain our operations until the end of Q3 of 2003. However, there can be no assurance that we will be able to sustain our operation, through Q3 of 2003 as our business plan is subject to variables beyond our control. Accordingly, the successful completion of the sale of equity securities and/or other financing will be essential for us to continue in operation until such time as we will be able to generate positive cash flow.

During July 2001, the Company entered into equity financing agreements with accredited investors for the sum of $525,000, totaling 1,312,500 shares of common stock in the Company. To date, the Company has received $271,990. During the second quarter of 2002, a subscription for 500,000 shares of Common Stock was deemed to be in default and was cancelled. The canceled agreement was for $200,000 of which $195,000 was in default by the subscriber. During the third quarter of 2002, the remaining subscription for 145,000 shares with a value of $58,000 was deemed to be in default and was canceled.

On October 10, 2002 the Company completed the first traunch of a unit private placement (the "Placement") under Regulation D of the Securities Act of 1933, as amended whereby 15 accredited investors subscribed to units (the "Units") at a per Unit price of $.17. Each Unit is comprised of one share of the Company's restricted common stock, par value $.001 (the "Common Stock") and one warrant that can be exercised for a period of three (3) years at an exercise price of $.15 per warrant (the "Warrant") to purchase one half (1/2) a share of Common Stock. Warrants are exercisable only in even lots for an aggregate exercise price $.30 for one share of Common Stock. There are no fractional shares. For example, two (2) Warrants can be exercised for an aggregate exercise price of $.30 for one (1) share of the Company's Common Stock. The Warrants contain certain anti-dilution protections. The Company received an aggregate of $884,120 recorded in the first traunch, in subscriptions, in the initial closing of the Placement. The terms of the Placement involved a minimum offering of $800,000 and a maximum of $1,500,000. Additionally, of the $884,120, the current chairman of the board, Mr. John A. Donohoe and, Mr. Bengt Odner, a director, converted certain loans and advances they made to the Company, $204,000 and $200,000 respectively into a total of 2,376,470 Units as a part of the first closing.

On November 14, 2002, the Company completed a second traunch of the Placement, whereby the Company received the sum of $356,000. Of the $356,000, a director of the Company converted $35,000 in moneys due to him from the Company pursuant to a promissory note into 205,882 Units. Additionally included in the second traunch was $45,000 due to a consultant to the Company, pursuant to a promissory note, which was converted into units. He received 264,705 units as a part of the second closing.

The Placement has been extended by the Company through November 29, 2002.

The Company May require additional capital in the future in order to fully implement its operational and marketing plans; however, there is no assurance that it will be successful in raising the additional capital. If we are unable to secure the required financing, we may be forced to take steps to reduce expenses, such as reducing our staff or our research and development efforts and/or selling off any assets. Any such action, however, may result in an inability to further develop, sell, and market our catalytic converter technology. In such event, we may be forced to cease operations.

The Securities and Exchange Commission (SEC), pursuant to an order of investigation by the Commission, on August 8, 2002, filed a civil law suit in the United States District Court for the District of Columbia. The SEC claimed that the Company, its former chairman and others purportedly associated both directly and or indirectly with the Company, allegedly violated certain anti-fraud, securities registration, periodic reporting, record keeping, beneficial ownership reporting, false statements to auditors and stock touting disclosure provisions of federal securities laws from 1998 through 2000. The complaint seeks injunctive relief against all defendants and discouragement and civil penalties from certain individual defendants. The Company has submitted an offer of settlement and is awaiting SEC approval regarding same.

Additionally, although we have not received any notification of claims from stockholders, we may potentially face claims for rescission and damages stemming from a prior offering made under a claimed exemption under Regulation D of the Securities Act. The Commission has alleged that a specific offering conducted by our prior management was based upon an inapplicable exemption under Rule 504 of the Security Act.
                                      -11-

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In January 2002, an action was commenced against the Company by Royal Extruders in Ontario Canada for approximately $50,000 U.S. plus cost. The claim by Royal Extruders alleges breach of an agreement. The principal of the claimant Royal Extruders is Robert Vivacqua, who is a party to a second action subsequently commenced against the Company in the U.S. District Court for the Eastern District of Pennsylvania. The Company is vigorously contesting the Ontario matter and believes that a final determination of the Ontario claim will not have an adverse effect on the financial position of the Company.

In March 2002 an action was instituted in the U.S. District Court for the Eastern District of Pennsylvania by Robert Vivacqua, John Greco and Ronald Rickett against the Company, its wholly-owned subsidiary ESW America, Inc., Mark Nicole a former officer and director of the Company and Bengt Odner a current director of the Company. The complaint alleges certain violations of Federal and State Securities Laws, fraud, misrepresentation and breach of fiduciary duty in a sum in excess of $75,000 with respect to securities sold to the plaintiffs by the Company.

The Company and all named defendants are contesting the action and believe that there are meritorious defenses to the claims. In August of 2002, plaintiffs made a motion to amend the complaint to add an additional cause of action based upon violations of the RICO statute. The Company and all named defendants have answered the amended complaint and have asserted counterclaims against all of the plaintiffs.

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

The Company intends to fully cooperate with the Commission to resolve all claims in the best interest of shareholders. The Company has submitted an offer of settlement and is awaiting SEC approval regarding same.

ITEM 2. CHANGE IN SECURITIES NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS NONE

ITEM 5. OTHER INFORMATION

On October 16, 2002, John A. Donohoe Jr., Chief Executive Officer and President of the Company, was named Chairman of the Board. . Mr. Donohoe replaces Bengt Odner, who had been serving as ESW's Chairman since September 2000 and elected to step down. Mr. Odner will continue to serve as a member of the Board.

On November 14, 2002, the Company completed a second traunch of a unit private placement (the "Placement") under Regulation D of the Securities Act of 1933, whereby 5 accredited investors subscribed to units (the "Units") at a per Unit price of $0.17. Each Unit is comprised of one share of the Company's restricted common stock, par value $0.001 (the "Common Stock") and one warrant that can be exercised for a period of three (3) years at an exercise price of $0.15 per warrant (the "Warrant") to purchase one half (1/2) a share of Common Stock. Warrants are exercisable only in even lots for an aggregate exercise price $0.30 for one share of Common Stock. There are no fractional shares. For example, two
(2) Warrants can be exercised for an aggregate exercise price of $0.30 for one
(1) share of the Company's Common Stock. The Warrants contain certain anti-dilution protections. The Company received an aggregate of $356,000 recorded in the second traunch, in subscriptions, in the second closing of the Placement. Additionally, of the $356,000, a director of the Company converted $35,000 in moneys due to him from the Company pursuant to a promissory note into 205,882 Units. Additionally included in the second traunch was $45,000 due to a consultant to the Company, pursuant to a promissory note, which was converted into units. He received 264,705 units as a part of the second closing.

The Placement has been extended by the Company through November 29, 2002.

In accordance with the terms of 1,500,000 warrants issued by the Company on October 10, 2000, to six (6) accredited investors, the exercise price of the warrants has been re-priced from $0.40 to $0.17 per warrant, due to the recently completed traunchs of the Company's Regulation D placement. The warrants contained an automatic re-price provision in the event the Company issued common stock at a price less than the original warrant price.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS.

Exhibit 99.1 Certification pursuant to the Sarbanes-Oxley Act of 2002


(B) REPORTS ON FORM 8-K.

No current reports on Form 8-K were filed for the applicable period.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




DATED: NOVEMBER 14, 2002, TELFORD, PA

                                       ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.

                                        BY: /S/ JOHN A. DONOHOE JR.
                                        -----------------------
                                        JOHN A. DONOHOE JR.
                                        CHAIRMAN, CHIEF EXECUTIVE OFFICER
                                        AND PRESIDENT