Form 10KSB
period 2002-12-31
ENVIRONMENTAL SOLUTIONS WORLDWIDE INC
filed 2003-03-19
CIK 1082278

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

    [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                 For the fiscal year ended - December 31, 2002

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-30392

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
               ---------------------------------------------------
               (Exact name of Company as specified in its charter)


               Florida                                  13-4172059
     ------------------------------                  -------------------
     State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization                   Identification No.)


                                 132 Penn Avenue
                           Telford, Pennsylvania 18969
        ----------------------------------------------------------------
        (Address of principal executive offices, including postal code.)

                                 (215) 721-2188
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

   SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.001 Par Value
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $ 1,902,297

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $8,446,301 as of March 10, 2003 based upon the closing sale price reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the registrant.

There were 47,352,194 shares of the registrant's Common Stock outstanding as of March 10, 2003.

Transitional Small Business Disclosure Format. YES [  ] NO [X]

                                     INDEX
                                                                                               PAGE NO.
PART I                                                                                         --------

         ITEM 1   Description of Business                                                          3
         ITEM 2   Description of Property                                                          6
         ITEM 3   Legal Proceedings                                                                6
         ITEM 4   Submission of Matters to a Vote of Security Holders                              7

PART II
         ITEM 5   Market for Registrant's Common Equity and Related Stockholder Matters            7
         ITEM 6   Management's Discussion and Analysis or Plan of Operations                       9
         ITEM 7   Financial Statements.                                                            11
         ITEM 8   Changes in and Disagreements with Accountants on Accounting and                  12
                       Financial Disclosure.

PART III
         ITEM 9   Directors, Executive Officers, Promoters and Control Persons,
                   Compliance with Section 16 (a) of the Exchange Act.                             12
         ITEM 10  Executive Compensation                                                           12
         ITEM 11  Security Ownership of Certain Beneficial Owners and Management                   12
         ITEM 12  Certain Relationships and Related Transactions                                   12
         ITEM 13  Exhibits and Reports on Form 8-K                                                 13


                                     PART I

ITEM 1. BUSINESS

GENERAL AND BUSINESS DEVELOPMENT

Environmental Solutions Worldwide, Inc. ("ESW" or the "Company"), was formed in 1987 in the State of Florida as BBC Stock Market, Inc. ("BBC") a development stage enterprise. The Company was not engaged in any significant business until January 1999 when it effected a merger with BBL Technologies Inc., a private company in Ontario, Canada ("BBL"). BBC subsequently changed its name to Environmental Solutions Worldwide, Inc.

The Company, through its subsidiaries, owns Canadian and U. S. patents and/or pending applications covering catalytic converter technology for automotive and non-automotive uses. The Company's subsidiaries also hold both Canadian and U.S. patents on spark plug/fuel injector technology for automotive use.

In 2001 the Company formed three wholly owned subsidiaries:

   o ESW America, Inc. (a Delaware corporation) which manufactures environmental products and performs air testing and environmental certification services;

   o ESW Canada, Inc. (an Ontario corporation) which sells and markets the Company's products and services; and

   o ESW Technologies, Inc. (a Delaware corporation) which owns the Company's intellectual property.


PRINCIPAL PRODUCTS AND THEIR MARKETS:

The Company previously sought to develop catalytic converter technologies based on the manufacture of catalytic converters with a reduced use of precious metals. Changes in environmental legislation and the progressive needs of the industry presented an opportunity for the Company to refocus its business plan. During late 2000 and early 2001, the Company acquired certain equipment and technology that helped the Company implement its new business model.

In early 2001, the Company launched its first commercially viable product, the Quiet Cat(TM), a product for small engine applications, which served as a catalytic converter within the muffler unit. It developed commercially viable catalytic converter technologies both for diesel and gasoline products. The Clean Cat(R) product line is utilized in diesel applications and the Enviro Cat(TM) product line is employed in gasoline applications. The market for its products include manufacturers of engines for automotive products and other manufacturers of equipment using internal combustion engines together with the replacement markets for these products. The Company also launched its Air Sentinel(TM) product line targeted at the large-scale diesel engine market.

The combined technologies of the Company's wire mesh substrate and wash coat form the basis for the woven stainless steel mesh catalytic converter. This product can be produced in almost any size and shape. The wire mesh substrate creates a turbulent environment, which increases catalytic activity and serves as a filter of particulate matter, important in diesel emission control. The wash coat, which contains precious metals, is produced by a technique that is proprietary to the Company.

The Company's products have been tested and demonstrate superior performance to competing products. Its customers have then applied the Company's products to meet their own needs, and have, where appropriate, received certification by the Environmental Protection Agency (EPA), the California Air Resources Board (CARB) and other authorities for products containing the Company's products as a component. Customers have had their engines certified using the Company's Clean Cat (R), Pro Cat (TM), Quiet Cat (TM) and Air Sentinel (TM) products. Its products are now being marketed both domestically and internationally, including in such countries as China, India and Mexico. ESW offers, and is developing catalyst products which it believes will permit its customers to comply with environmental regulations now in effect and to become effective through 2010.

The Company, through its subsidiaries, possesses U.S. and Canadian patents and/or pending patent applications which combine spark plug and fuel injector technology. By combining the two devices to work together, it is believed that greater fuel efficiency and reduced toxic emissions can be achieved. However this has not been confirmed by production tests. The Company believes the developed product could be less expensive than separate individual devices.


THE BUSINESS OF THE COMPANY

The Company markets its products using its trade names, Clean Cat (R), Enviro Cat (TM), Quiet Cat (TM), Pro Cat (TM) and Air Sentinel (TM). These products cover market demand for spark ignited and diesel engine emissions control, and range in sizes from utility applications to large industrial uses. Many of its products are presently being used by customers who have subsequently certified their engines using ESW catalysts. In addition to the manufacture of its own products, the Company has established relationships with outside catalytic converter assemblers and marketers that fabricate ready to install products that can incorporate the Company's substrates. This has allowed the Company to concentrate on its core technological competency, which is in the development and manufacture of catalyzed substrates. As the Company obtains certifications and increases its production efficiencies, it has experienced an increase in orders and inquiries, and believes that it will continue to experience increased sales on its products provided the Company's technology remains current and market conditions remain favorable.


DISTRIBUTION METHODS OF PRODUCTS

The Company has developed certain relationships with manufacturers of engines for both automotive and other markets. ESW has developed and employs a strategy whereby it sells products in two principal markets; direct to OEM (Original Equipment Manufacturers) producers such as automotive and industrial equipment manufacturers, and in sales to the aftermarket or replacement equipment market through centralized distributors with existing distribution markets. The Company relies on its own sales personnel, local trade magazines and trade shows to complement distribution of its products.


COMPETITION

The Company faces direct competition from companies with far greater financial, technological, manufacturing and personnel resources, including Corning, NGK and Emitec. Corning and NGK are the two major manufacturers of ceramic cores, which are integral components in current catalytic converter production, and Emitec is the major manufacturer of metal cores. ESW also faces direct competition with companies like Engelhard and Johnson Matthey, who purchase their substrates from others, and do further processing with their own formulas and fabrication for direct sale to the market place.

ESW also faces indirect competition in the form of alternative fuel consumption vehicles, such as those using methanol, hydrogen, ethanol and electricity. The Company believes these alternative technologies still have shortcomings and will not affect the catalytic converter marketplace in the foreseeable future.

RAW MATERIALS

The primary raw materials used in the manufacture of the Company's products includes, but is not limited to stainless steel, precious metals and ceramics, all of which are generally available from multiple sources in the marketplace.

The Company does not anticipate a shortage of the raw materials it uses in the production of its products in the foreseeable future.


DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

While the Company began commercial sale of its products during the first quarter of fiscal 2001, the Company recorded sales from approximately 20 customers in fiscal 2002. Two of these customers accounted for 40% and 22%, respectively of the Company's revenue in fiscal 2002. Three other customers each accounted for approximately 5%. The Company intends to establish long-term relationships with its customers and continues to expand its customer base. While the Company diligently seeks to become less dependent on any one customer, it is likely that certain contractual relationships may result in one or more customers contributing to a significant portion of the Company's revenue in any given year.


PATENT AND TRADEMARKS

The Company through its subsidiaries holds both Canadian and US patents and pending applications covering its catalytic converter technology. It believes these rights are important to its business, although it considers no individual right material to its business at the present time. There can be no assurance that these patents, combined with pending patent applications or existing or future trade secret protection sought by the Company, will survive legal challenge, or provide meaningful levels of protection for its technology. It should be noted that the Canadian patent only affords protection against the manufacture, use or sale of the patented technology within Canada. The US patent application for the diesel catalytic converter was filed on October 31, 2000 and has not been challenged as of this date.

Additionally, the Company possesses certain registered and pending trademarks for its products. The Company considers the goodwill associated with its trademarks to be an important part of its developing product identity.


PRODUCT CERTIFICATION

To date, ESW's customers have acquired, where necessary, certification using the Company's products from such authorities as the Environmental Protection Agency
(EPA), Mexico Department of Ecology, California Air Resources Board (CARB). ESW is also actively pursuing certification in its own name from EPA, CARB and Canada ETV.

MARKET:

The automotive/internal combustion engine marketplace is vast. The market includes automobiles, trucks, garden equipment, marine vehicles, specialty vehicles, stationary generators and large diesel equipment. Globally there is more than 65 million diesel and 475 million gasoline powered vehicles currently on the road with more than 10 million diesel and 30 million gasoline vehicles built worldwide annually. In North America alone there are more than 150,000 generators and standby generators that are powered by gas, diesel or alternative fuels. In addition to the OEM marketplace, many existing engines now require replacement converter components as their existing converters have either gone beyond their useful life, or due to more stringent regulations, with higher standards, taking effect.

RESEARCH AND DEVELOPMENT

Prior to fiscal 2001, the Company was a research and development company. Starting in fiscal 2001, the Company began the transition from a development stage to an operating (manufacturing) company. During the last three fiscal years, $1,940,973 was spent on research and development activities.


EMPLOYEES

The Company and its wholly owned subsidiaries presently have 15 full-time employees. The Company does not have any collective bargaining agreements and considers its relationship with its employees to be good.

ITEM 2. PROPERTIES

The Company does not own real property. The Company leases a combined office warehouse/manufacturing facility at 132 Penn Avenue, Telford, Pennsylvania, containing approximately 25,000 square feet pursuant to a month-to-month lease of $5,000 monthly. The Company believes its current facilities are adequate for its present operations, but has begun identifying other facilities which may be available should its operations continue to increase.

The Company also leases approximately 1,000 square feet of office space for ESW Canada, Inc. at 571 Chrislea Rd Woodbridge, Suite 5, Ontario L4L 8A2 pursuant to a written 24 month lease ending January 31, 2004 for a monthly payment of US $800.


ITEM 3. LEGAL PROCEEDINGS


In January 2002, an action was commenced against the Company by Royal Extruders in Ontario Canada for approximately U.S. $50,000 plus cost. The claim by Royal Extruders alleges breach of contract. The principal of the claimant Royal Extruders is Robert Vivacqua, who is a party to a second action subsequently commenced against the Company in the U.S. District Court for the Eastern District of Pennsylvania. The Company is vigorously contesting the Ontario matter and believes that a final determination of the Ontario claim will not have an adverse effect on the financial position of the Company.

In March 2002, an action was instituted in the U.S. District Court for the Eastern District of Pennsylvania by Robert Vivacqua, John Greco and Ronald Rickett against the Company, its wholly-owned subsidiary ESW America, Inc., Mark Nicole a former officer and director of the Company and Bengt Odner a current director of the Company. The complaint alleges certain violations of federal and state securities laws, fraud, misrepresentation and breach of fiduciary duty in a sum in excess of $75,000 with respect to securities sold to the plaintiffs by the Company.

The Company and all named defendants are contesting the action and believe that there are meritorious defenses to the claims. In August of 2002, plaintiffs made a motion to amend the complaint to add an additional cause of action based upon violations of the RICO statute. The Company and all named defendants have answered the amended complaint and has asserted counterclaims against all of the plaintiffs. The Company and named defendants have made a motion for summary judgment which is currently pending before the Court.

The Company was initially contacted by the Securities and Exchange Commission ("SEC"), and subsequently on November 29, 2000 the Company's securities counsel, was notified by the staff of the Commission's Fort Worth, Texas District Office that it intended to recommend that an enforcement action be instituted against the Company.

On March 7, 2001, the SEC's Fort Worth, Texas District Office, also notified Mr. Bengt Odner, the Company's former Chairman that it also intended to recommend an enforcement action against him individually. Subsequently on August 8, 2002, the SEC filed a civil law suit in the United States District Court for the District of Columbia claiming that the Company, Mr. Odner and others purportedly associated both directly and or indirectly with the Company, allegedly violated certain anti-fraud, securities registration, periodic reporting, record keeping, beneficial ownership reporting, false statements to auditors and stock touting disclosure provisions of federal securities laws from 1998 through 2000. The complaint seeks injunctive relief against the Company. It further seeks disgorgement and civil penalties from certain individual defendants.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the fiscal year ended December 31, 2002 the following proposals were submitted to shareholders for consideration at the Company's annual meeting held on November 19, 2002. In accordance with the Company by-laws and Florida law all proposals obtained shareholder approval.

1. The election of eight (8) directors, namely: John A. Donohoe, Jr., Bengt Odner, David Johnson, Robert Marino, Michael Rae Cowan, Barry Gross, Niten Amersey and William J. Sifer to serve as members of the board of directors until their successors have been elected and qualified. Messes. Cowan, Gross, Amersey and Sifer did not commence serving as directors until January 1, 2003

2. Ratification of the appointment of Goldstein & Morris, Certified Public Accountants P.C. as the independent public accountants for fiscal year 2002. Of a total of 25,676,075 shares voted, 25,625,926 shares were voted in favor of the appointment, 21,199 shares were voted against the proposal and 28,950 abstained.

3. Approval of the Company's 2002 Stock Option Plan with 1,000,000 shares of common stock $0.001 par value to replace the Company's 2000 Non Qualifying Plan. Of a total of 25,676,075 shares voted, 25,190,284 shares were voted in favor of the proposal 441,236 shares were voted against the proposal and 44,555 abstained.



                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is quoted under the symbol "ESWW" on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc.

The following table sets forth the high and low bid prices for the Common Stock for the quarters indicated, as reported by Bloomberg Reporting Service. Such market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions:

FISCAL 2002
                                       HIGH                  LOW

      1ST QUARTER                    $ 0.42                $ 0.26
      2ND QUARTER                      0.39                  0.23
      3RD QUARTER                      0.23                  0.10
      4TH QUARTER                      0.15                  0.08

FISCAL 2001
                                       HIGH                  LOW

      1ST QUARTER                    $ 1.78                $ 0.63
      2ND QUARTER                      0.89                  0.33
      3RD QUARTER                      0.72                  0.25
      4TH QUARTER                      0.60                  0.22

At March 10, 2003, there were approximately 190 holders of record of the Company's Common Stock.

The Company estimates there are approximately 7,600 additional stockholders with stock held in street name.

On March 10, 2003, there were 47,352,194 shares of common stock outstanding.


DIVIDENDS

The Company anticipates that for the foreseeable future, any earnings will be retained for the development of its business. As such, the Company does not anticipate the payment of dividends on its Common Stock. The payment of future dividends will be determined by the Company's Board of Directors and will be dependent on earnings, anticipated capital requirements, the general financial condition of the Company and overall business conditions, as well as being subject to the rights of Class A Special Shares



RECENT SALES OF UNREGISTERED SECURITIES


In June 2000, the Company completed a private placement of 719,426 shares of restricted common stock to two qualified investors for total proceeds of $1 million pursuant to Section 4(2) of the Securities Act of 1933 (the "Act") and/or Regulation D of the Act.

In October 2000, the Company sold 1,500,000 shares of common stock to six qualified investors at $1.00 per share for total proceeds of $1.5 million pursuant to Section 4(2) of the Act and/or Regulation D.

In January 2001, the Company issued 2,000,000 shares of common stock and contingent options to purchase up to an additional 1,000,000 shares in connection with the acquisition of equipment, technology and patents. The issuance of the shares was pursuant to Regulation D of the Act.

In May 2001 the Company issued 50,000 shares of common stock with respect to a consulting agreement, and converted $161,000 of debt into 350,000 shares pursuant to Regulation D of the Act.

In July 2001, the Company entered into equity financing agreements with accredited investors for $525,000, totaling 1,312,500 shares of common stock in the Company pursuant to Regulation D of the Act. During Fiscal 2002, subscriptions for 500,000 and 145,000 shares for the sums of $200,000 and $58,000 were deemed in default and cancelled. No shares for the cancelled subscriptions were issued.

During August 2001, the Company completed equity financing transactions with accredited investors for $1,500,000. The Company issued 3,750,000 shares of common stock pursuant to Regulation D and granted cost free registration rights. The Company has agreed to file a registration statement for these shares.

During 2002 and 2001, the Company issued 1,235,000 and 1,020,000 shares for underlying options issued pursuant to Regulation D.

The Company completed the first traunch of a unit private placement ("Unit Placement") on October 10, 2002 pursuant to Regulation D of the Act whereby accredited investors purchased units at a price of $0.17 per unit. Each unit is comprised of one share of the Company's common stock and one warrant that can be exercised for a period of three (3) years at an exercise price of $0.15 per warrant to purchase one half (1/2) a share of Common Stock. Warrants are exercisable only in even lots for an aggregate exercise price $0.30 for one share of Common Stock. There are no fractional shares. The warrants contain anti-dilution protection granted to the holders.

The Company received an aggregate of $884,120 in the initial closing of the Unit Placement. Of the $884,120, two of the executive officers and or directors of the Company, Mr. John A. Donohoe, Jr., the Company's Chairman, Chief Executive Officer and President and Mr. Bengt Odner a director of the Company converted certain loans including interest and advances, specifically $204,000 and $200,000 respectively made by them to the Company into a total of 2,376,470 units as a part of the first closing. In the second traunch, completed on November 14, 2002, the Company received an aggregate of $356,000. Of this amount, one director converted $35,000 in money due into 205,882 units and a consultant owed $45,000 converted this debt into 264,705 units. In March 2003, the Company completed the third and final traunch of the Unit Placement, whereby two existing shareholders paid $247,000 for 1,452,941 shares. Of this amount the two shareholders converted a total of $47,000 in monies previously advanced to the Company into units.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

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

GENERAL

In 2001 the Company emerged from a development stage enterprise to become an operating company.

After the acquisition of certain equipment and technology in January 2001, the Company commenced the manufacture and sale of small engine catalytic muffler products. These products were introduced in early Fiscal 2001 under the name of Quiet Cat(TM). Following its launch, the Company realized increased orders for its products, as well as requests to develop additional products.

By the middle of Fiscal 2001 the Company had developed commercially viable catalytic converter technology both for diesel and gasoline products. The combined technologies of the wire mesh substrate and the wash coat forms the basis for the woven stainless steel mesh catalytic converter. This product can be produced in almost any size and shape. The wire mesh substrate creates a turbulent environment, which increases catalytic activity and serves as a filter of particulate matter, important in diesel emission control.

The Company's products have been extensively tested and demonstrate superior performance to comparable competing products. ESW's customers have applied the Company's products to meet their own needs, and have, where appropriate, received certification by the Environmental Protection Agency (EPA), the California Air Resources Board (CARB) and other authorities. Customers have had their engines certified using the Company's Clean Cat (R), Pro Cat (TM), Quiet Cat (TM) and Air Sentinel (TM) products. Its products are now being marketed both domestically and internationally, including in such countries as China, India and Mexico.

In March 2001, ESW achieved full compliance with ISO 9001:2000, the ISO standards developed by the International Organization for Standardization which provide an international benchmark for quality systems and foundation for continuous improvement and assurance in design, development and manufacturing. The ISO mandates that the Company follow strict quality guidelines, administrative protocol and safety procedures to a recognized international standardized code. ISO auditors confirm compliance by auditing the Company periodically. The Company passed its most recent audit, and believes it is in full compliance with the ISO requirements. An ISO certification is essential for the Company to do business with many export customers.


YEARS ENDED DECEMBER 31, 2002 AND 2001


RESULTS OF OPERATIONS

Revenue for 2002 increased to $1.9 million from $716 thousand in 2001, or 166%. The increase in revenue is attributable to increased orders received and produced during the year. Cost of sales increased proportionately, and as a result gross profit remained reasonably stable. Gross profit for fiscal 2002 was 47.3% as compared to 48.6% in 2001, a decrease of 2.7%.

Operating costs continued to decrease, by $1.01 million or 33.4% to $2.02 million, as the Company reduced its dependence on Consultants ($857 thousand), officers compensation ($22 thousand) and General and Administrative costs ($135 thousand).

Due to the continued reduction in operating costs, the Company was able to reduce its loss from operations to $1.12 million, a reduction of $1.57 million from fiscal 2001 when the Company reported a loss of $2.69 million.

As the Company evolves, it continues to refine its business plan. Based on current business conditions, an anticipated continued increase in inquiries, and specific discussions with several existing customers, the Company, subject to the foregoing conditions and other factors that may be beyond the control of the Company, anticipates achieving profitable operations during fiscal 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and equivalents decreased from $244 thousand in 2001 to $111 thousand in 2002, while its working capital increased from $127 thousand in 2001 to $797 thousand in 2002. This was primarily attributable to the issuance of additional shares in a private placement in fiscal 2002.

Much of the $1.124 million received in financing activities (including funds from the private placement and the exercise of warrants and options previously granted), non-cash depreciation and amortization charges ($325 thousand) and reduction in prepaid expense ($74 thousand) were utilized to fund the operating loss of $1.123 million and increase receivables ($545 thousand); while funds provided by the increase in accounts payable ($27 thousand) more than provided for the inventory increase ($22 thousand).

While the Company seeks to achieve viable operations, it may still need to obtain either additional equity or debt financing to enable it to sustain the level of operations that it believes will be necessary to achieve and maintain profitable operations.



YEAR ENDED DECEMBER 31, 2001 AND 2000


RESULTS OF OPERATIONS

As noted herein, since the Company was still considered a development stage company in 2000, there are no meaningful comparisons between 2001 and 2000 results.

Revenue for 2001 was $716 thousand, which can be attributed to the Company's transition from a development stage to an operating company.

The Company had a net loss of $2.69 million in 2001 compared to $3.795 million in 2000. The decrease was primarily attributable to revenue earned in 2001. Although the Company incurred increases in consulting fees ($845 thousand) and in general and administrative expenses ($755 thousand) in 2001 as compared to 2000, these increases were offset by a decrease in research and development cost ($1.68 million)


LIQUIDITY AND CAPITAL RESOURCES

Cash and equivalents decreased from $674 thousand in 2000 to $244 thousand in 2001.

Resources achieved through the sale of equity continued to fund the Company's operating losses, and the purchase of equipment was largely attributable to the increase in its current liabilities.


ITEM 7. FINANCIAL STATEMENTS

Consolidated Financial Statements are found immediately following the signature page of this Form 10-KSB on pages F-1 through F-15.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 5, 2001, the Company, by resolution of its Board of Directors, resolved to change auditing firms and dismissed Daren, Martenfeld, Carr, Testa and Company LLP, and retained Goldstein and Morris, Certified Public Accountants.

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



                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

           The information required by this item will be included in the Proxy Statement with respect to the 2003 Annual Meeting of Stockholders to be filed with the Commission within 120 days following December 31, 2002 under the captions "Election of Directors," and "Directors and Executive Officers of the Registrant" and is incorporated herein by this reference as if set forth in full herein.

ITEM 10. EXECUTIVE COMPENSATION

           The information required by this item will be included in the Proxy Statement with respect to the 2003 Annual Meeting of Stockholders to be filed with the Commission within 120 days following December 31, 2002 under the captions "Summary Annual Compensation Table," "Option Grants during Fiscal Year 2002," "Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values," and "Remuneration of Non-Management Directors" and is incorporated herein by this reference as if set forth in full herein.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

           The information required by this item will be included in the Proxy Statement with respect to the 2003 Annual Meeting of Stockholders to be filed with the Commission within 120 days following December 31, 2002 under the caption "Security Ownership of Certain Beneficial Owners" and is incorporated herein by this reference as if set forth in full herein.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The information required by this item will be included in the Proxy Statement with respect to the 2003 Annual Meeting of Stockholders to be filed with the Commission within 120 days following December 31, 2002 under the caption "Certain Relationships and Related Transactions" and is incorporated herein by this reference as if set forth in full herein.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

a) Exhibits are incorporated by reference to the Index of Exhibits provided at the end of this Report on Form 10-KSB. Also incorporated by reference are all exhibits filed on the Company's Registration Statement on Form 10.

b) A Current Report of Form 8-K dated October 10, 2002 was filed by the Company on October 15, 2002 which reported that the Company completed the first traunch of a unit private placement under Regulation D of the Securities Act of 1933 whereby 15 accredited investors subscribed to units comprised of one share of the Company's common stock and one warrant that can be exercised for a period of three years at an exercise price of $0.15 per warrant to purchase one half (1/2) share of common stock. The warrants are exercisable only in even lots at an aggregate exercise price of $0.30 for one share of common stick. The warrants contain certain anti-dilution protection.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned; thereunto duly authorized this 17th day of March 2003 in the Town of Telford and the Commonwealth of Pennsylvania.

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                               (Registrant)


                                            BY:   /S/ JOHN A. DONOHOE, JR.
                                                  ------------------------
                                                  John A. Donohoe, Jr.


                                POWER OF ATTORNEY

Each Director of the Registrant whose signature appears below, hereby appoints John A. Donohoe, Jr. as his attorney-in-fact to sign in his name and on his behalf as a Director of the Registrant, and to file with the Commission any and all Amendments to this report on Form 10-KSB to the same extent and with the same effect as if done personally.

Pursuant to the requirement of the Securities and Exchange Act of 1934, this report has been signed below, by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURES                                      TITLE                DATE

/S/ JOHN A. DONOHOE, JR.           Chairman, President and        March 17, 2003
John A. Donohoe, Jr.               Chief Executive Officer


/S/ ROBERT R. MARINO               Vice President - Finance       March 17, 2003
Robert R. Marino                   and Director


/S/ DAVID JOHNSON                  Director                       March 17, 2003
David Johnson


/S/ BENGT ODNER                    Director                       March 17, 2003
Bengt G. Odner


/S/ WILLIAM J. SIFER               Director                       March 17, 2003
William J. Sifer


/S/ NITIN AMERSEY                  Director                       March 17, 2003
Nitin Amersey


/S/ BARRY GROSS                    Director                       March 17, 2003
Barry Gross

                            CERTIFICATION PURSUANT TO
                         THE SARBANES-OXLEY ACT OF 2002


I, John A. Donohoe, Jr., certify that:

1. I have reviewed this annual report on Form 10-KSB of Environmental Solutions Worldwide, Inc;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying Officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

           b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and

           c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

           a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 17, 2003

/S/ JOHN A. DONOHOE, JR.
-----------------------------------------------
John A. Donohoe, Jr.
Chairman, President and Chief Executive Officer

                            CERTIFICATION PURSUANT TO
                         THE SARBANES-OXLEY ACT OF 2002

I, Robert R. Marino, certify that:

1. I have reviewed this annual report on Form 10-KSB of Environmental Solutions Worldwide, Inc;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying Officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

           b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and

           c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

           a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
Date: March 17, 2003

/S/ ROBERT R. MARINO
--------------------------------------
Robert R. Marino
Director and Vice President of Finance

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001





                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                          ANNUAL REPORT ON FORM 10-KSB
                     YEARS ENDED DECEMBER 31, 2002 AND 2001



                                TABLE OF CONTENTS



                                                                     PAGE
                                                                      NO.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                    F-1

CONSOLIDATED FINANCIAL STATEMENTS

   Balance Sheet                                                      F-2

   Statements of Operations                                           F-3

   Statements of Changes in Stockholders' Equity                      F-4

   Statements of Cash Flows                                           F-5

   Notes to Financial Statements                                    F-6 - F-15

                         ACCOUNTANTS' COMPILATION REPORT


To the Board of Directors and Stockholders of Environmental Solutions Worldwide, Inc.

We have audited the accompanying consolidated balance sheet of Environmental Solutions Worldwide, Inc. as of December 31, 2002 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2002 and 2001. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Environmental Solutions Worldwide, Inc. as of December 31, 2002 and the results of its operations and cash flows for the years ended December 31, 2002 and 2001 in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and lacks a sufficient source of revenue, which raises substantial doubts about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.






New York, New York
February 28, 2003

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.

                           CONSOLIDATED BALANCE SHEET

                                DECEMBER 31, 2002


ASSETS
Current assets
     Cash                                                          $    110,784
     Accounts receivable                                                661,904
     Inventory                                                          155,620
     Prepaid expenses                                                    11,586
     Other current assets                                                37,590
                                                                   ------------

               Total current assets                                     977,484

Property and equipment, net of accumulated depreciation                 555,406

Patents and trademarks, net of accumulated amortization               1,714,328
                                                                   ------------
                                                                   $  3,247,218
                                                                   ============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Accounts payable                                              $    180,758
                                                                   ------------

Class A special shares, no par value, 700,000 shares
  authorized, issued and outstanding                                    453,900
                                                                   ------------

Commitments and contingencies - (Note 10)

Stockholders' equity
     Common stock, .001 par value; 100,000,000
        shares authorized; 47,352,194 - 2002;
          shares issued and outstanding                                  47,351
     Additional paid-in capital                                      11,635,080
     Accumulated deficit                                             (9,069,871)
                                                                   ------------
          Total stockholders' equity                                  2,612,560
                                                                   ------------

                                                                   $  3,247,218
                                                                   ============

          See accompanying notes to consolidated financial statements.

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001


                                                     2002              2001*
                                                 ------------      ------------
Revenues
   Net sales                                     $  1,902,297      $    716,180

Cost of revenues                                    1,002,554           368,099
                                                 ------------      ------------
   Gross profit                                       899,743           348,081
                                                 ------------      ------------

Operating expenses
     Consulting fees                                  193,086         1,050,514
     Officers compensation                            222,600           244,525
     General and administrative                     1,607,387         1,742,757
                                                 ------------      ------------
                                                    2,023,073         3,037,796
                                                 ------------      ------------

Net loss                                         $ (1,123,330)     $ (2,689,715)
                                                 ============      ============

Loss per common share:
   Basic and diluted                             $       (.03)     $       (.07)
                                                 ============      ============
Weighted average number of shares outstanding      40,673,030        35,913,538
                                                 ============      ============



* reclassified for comparative purposes




        See accompanying notes to the consolidated financial statements.

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                     YEARS ENDED DECEMBER 31, 2002, AND 2001

                                                                                ADDITIONAL
                                                        COMMON STOCK              PAID-IN       ACCUMULATED
                                                   SHARES          AMOUNT         CAPITAL         DEFICIT          TOTAL
                                                ------------    ------------   ------------    ------------    ------------
January 1, 2001                                   30,984,874    $     30,985   $  5,572,544    $ (5,256,826)   $    346,703

Net loss                                               --               --           --          (2,689,715)     (2,689,715)

Issuance of shares on purchase of assets           2,000,000           2,000      2,050,000            --         2,052,500

Private placement shares issued, net               3,750,000           3,750      1,491,250            --         1,495,000

Issuance of shares for services provided              50,000              50         37,450            --            37,500

Issuance of shares on exercise of options          1,020,000           1,020         28,980            --            30,000

Options and warrants issued for
   services rendered                                    --              --          711,357            --           711,357

Shares issued upon conversion of debt                350,000             350        160,650            --           161,000

Common shares subscribed and pending               1,312,500           1,312        523,688            --           525,000

Stock subscriptions receivable                          --              --         (458,000)           --          (458,000)
                                                ------------    ------------   ------------    ------------    ------------

December 31, 2001                                 39,467,374          39,467     10,118,419      (7,946,541)      2,211,345

Net Loss                                                --              --             --        (1,123,330)     (1,123,330)

Private placement shares issued, net               7,294,820           7,294      1,220,826            --         1,228,120

Issuance of shares on exercise of options          1,235,000           1,235         11,115            --            12,350

Options and warrants issued for
   services rendered                                    --              --           79,085            --            79,085

Stock subscription receipts                             --              --          204,990            --           204,990

Cancellation of stock subscriptions                 (645,000)           (645)           645            --              --
                                                ------------    ------------   ------------    ------------    ------------
December 31, 2002                                 47,352,194    $     47,351   $ 11,635,080    $ (9,069,871)   $  2,612,560
                                                ============    ============   ============    ============    ============






          See accompanying notes to consolidated financial statements.

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 2002 AND 2001

                                                                                        2002                     2001
                                                                                    -----------               -----------
Cash flows from operating activities:
Net loss                                                                            $(1,123,330)              $(2,689,715)
Adjustment to reconcile net loss to net cash
  used in operating activities:
    Depreciation                                                                        112,715                   104,199
    Amortization                                                                        212,508                   213,835
    Non-cash compensation and services                                                   79,085                   748,857
Increase (decrease) in cash flows from operating
 activities resulting from changes in:
     Accounts receivable                                                               (545,386)                 (116,518)
     Inventory                                                                          (21,919)                 (133,701)
     Prepaid expenses and other current assets                                           57,670                   124,611
     Accounts payable                                                                    27,347                    30,395
                                                                                    -----------               -----------
Net cash used in operating activities                                                (1,201,310)               (1,718,037)
                                                                                    -----------               -----------
Cash flows from investing activities:
   Acquisition of property and equipment                                                (54,275)                 (571,969)
   Contract deposit                                                                          -                    100,000
   Patents and trademark                                                                   (421)                  (44,940)
                                                                                    -----------               -----------

Net cash used in investing activities                                                   (55,296)                 (516,909)
                                                                                    -----------               -----------
Cash flows from financing activities:
   Proceeds of short-term debt                                                          325,074                    52,000
   Issuances of common stock and subscription receipts                                  961,460                 1,753,000
   Repayment of debts                                                                  (162,974)                       -
                                                                                    -----------               -----------
Net cash provided by financing activities                                             1,123,560                 1,805,000
                                                                                    -----------               -----------

Net decrease in cash                                                                   (133,046)                 (429,946)

Cash, beginning of year                                                                 243,830                   673,776
                                                                                    -----------               -----------
Cash, end of year                                                                   $   110,784               $   243,830
                                                                                    ===========               ===========
Supplemental disclosures
Non-cash investing and financing activities:
   Conversion of short-term debt into common
      stock included in private placement                                           $   484,000                   161,000
   Purchase of assets and technology (Note 3)                                                -                $ 2,052,500
   Note payable (Note 3)                                                                     -                    100,000


          See accompanying notes to consolidated financial statements.

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

The Company was incorporated in the state of Florida and was inactive until January 29, 1999 when it acquired 100% of the issued and outstanding common shares of BBL Technologies Inc. ("BBL"), a private Ontario, Canada corporation (see Note 3). On February 19, 1999 the Company changed its name to Environmental Solutions Worldwide, Inc. (the "Company", or "ESW").

On January 11, 2001, the Company acquired equipment and technology (including patents, see Note 3), which allowed the company to commence operations. Accordingly, the Company's financial statements for all periods prior to January 1, 2001 were presented as a development stage enterprise, as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 7. In the first quarter of 2001, the Company commenced operations in Telford, Pennsylvania and began selling their catalytic products and testing services to customers worldwide. As a result, ESW exited the development stage in the quarter ended March 31, 2001.

The Company, during its development stage, incurred cumulative losses through December 31, 2000 of approximately $5,300,000. The Company expects to continue to incur operating losses and to generate negative cash flow from operating activities until it can develop its customer base.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company, however, has sustained continuing operating losses and lacks a sufficient source of revenues, which creates uncertainty about the Company's ability to continue as a going concern. The Company's ability to continue operations as a going concern and to realize its assets and to discharge its liabilities is dependent upon obtaining additional financing sufficient for continued operations as well as the achievement and maintenance of a level of profitable operations. Management believes that the current business plan if successfully implemented may provide the opportunity for the Company to continue as a going concern.

During 2001, the Company increased the number of shares of common stock authorized to be issued from 50,000,000 to 100,000,000.


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries ESW America, Inc., ESW Technologies, Inc., ESW Canada, Inc. and BBL Technologies, Inc. All significant intercompany transactions are eliminated.

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

CONCENTRATIONS OF CREDIT RISK

The Company's cash balances, which are maintained in various banks are insured up to $100,000 for each bank by the Federal Deposit Insurance Corporation. The balances at times, may exceed these limits.

Accounts Receivable and Concentrations of Credit Risk: The Company performs on-going credit evaluations of its customer's financial condition and generally does not require collateral from those customers. Two customers of the Company's ESW America, Inc. subsidiary accounted for 40% and 22% respectively of consolidated product revenues for the year ended December 31, 2002.

INVENTORIES

Inventories are stated at the lower of cost (first-in first-out) or market.

DEPRECIATION

Property and equipment are recorded at cost. Depreciation of property and equipment is computed on a straight-line basis over the estimated useful lives of the assets, generally 5 to 7 years. Maintenance and repairs are charged to operations as incurred. Significant renewals and betterments are capitalized.

PATENTS AND TRADEMARKS

Patents and trademarks consist primarily of the costs incurred to acquire technology and patents (See Note 3) which are being amortized over their estimated life of ten years.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value amounts of cash, accounts receivable, prepaid expenses, accounts payable, loans and advances payable, approximate fair value because of the short maturity of these items.

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

INCOME TAXES (CONTINUED)

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company follows SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the assets' carrying amounts may not be recoverable. In performing the review for recoverability, if future undiscounted cash flows (excluding interest charges) from the use and ultimate disposition of the assets are less than their carrying values, an impairment loss is recognized. No write-downs have been required for the years ended December 31, 2002 and 2001.

RECENTLY ISSUED ACCOUNTING STANDARDS

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

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 establishes accounting standards for recognition and measurement of a liability for the cost of asset retirement obligations. Under SFAS 143, the costs of retiring an asset will be recorded as a liability when the retirement obligation arises, and will be amortized to expense over the life of the asset.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and discontinued operations. The Company is currently evaluating the impact of these pronouncements to determine the effect, if any, they may have on the consolidated financial position and results of operations. The Company is required to adopt each of these standards in the first quarter of fiscal year 2003.

In May 2002, the FASB issued SFAS No. 145, which rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishments of Debt," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" ("SFAS 145"). SFAS 145 also amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions, As a result of the rescission of SFAS No. 4 and SFAS No. 64, the criteria in Accounting Principles Board Opinion No. 30 will be used to classify gains and losses from debt extinguishments. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS 145 is effective for the Company's 2003 fiscal year. The adoption of SFAS 145 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 246"), which addresses financial accounting and reporting for costs associated with exit or disposal activities, and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring)" which previously governed the accounting treatment for restructuring activities. SFAS 146 applies to costs associated with an exit activity that does not involve any entity newly acquired in a business combination or with a disposal activity covered by SFAS 144. Those costs include, but are not limited to, the following: (1) termination benefits provided to current employees that are involuntarily terminated under the terms of a benefit arrangement that, in substance, is not an ongoing benefit arrangement or an individual deferred-compensation contract, (2) costs to terminate a contract that is not a capital lease, and (3) costs to consolidate facilities or relocate employee. SFAS 146 does not apply to costs associated with the retirement of long-lived assets covered by SFAS 143. SFAS 146 will be applied prospectively and is effective for exit or disposal activities initiated after December 31, 2002.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("Interpretation"). This Interpretation elaborates on the existing disclosure requirements for most guarantees including loan guarantees such as standby letter of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair market value of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions of the Interpretation apply on a prospective basis to guarantees issued or modified after December 31, 2002.

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 3 - ACQUISITIONS

On January 29, 1999, BBL an Ontario, Canadian, corporation merged into the Company. The merger was accounted for as a reverse acquisition whereby BBL was treated as the acquiror and ESW as the acquiree, because BBL held the Canadian patent to a catalytic converter/muffler technology and ESW was a "shell corporation."

Purchase accounting was performed on ESW based upon its fair market value at the transaction date. As the company was a "shell corporation" at the time of acquisition, the fair value of ESW was nominal, and thus the use of the market value of the shares of the company in determining the purchase price would not be appropriate.

BBL acquired the patented technology from Next Catalytic Converter Corporation, an Ontario Canada corporation (the original holder of the patented technology), which is related to BBL due to common shareholders on December 14, 1998 in return for 700,000 Class A Special Shares with a fixed value of $453,900. These shares, are non-voting and non-participating. Additionally, no common dividends can be paid before the Class A Special Shares.

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

             The purchase price was allocated as follows:

                       Equipment                                    $  500,000
                       Patents and technology                        2,093,035
                                                                    ----------
                                                                    $2,593,035
                                                                    ==========
NOTE 4 - INVENTORY

             Inventory as of December 31, 2002 is summarized as follows:

                       Raw materials                                $   85,345
                       Finished goods                                   70,275
                                                                    ----------
                                                                    $  155,620
                                                                    ==========

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)



NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property and equipment at December 31, 2002 consists of the following:



                     Machinery and equipment                 $ 741,807
                     Computer equipment                         21,735
                     Furniture & fixtures                       13,867
                     Leasehold improvements                      2,988
                                                             ---------
                                                               780,397
                     Less: accumulated depreciation           (224,991)
                                                             ---------
                                                             $ 555,406
                                                             =========

NOTE 6 - INCOME TAXES

As of December 31, 2002, there are loss carryforwards for Federal income tax purposes of approximately $5,600,000 available to offset future taxable income in the United States. The carryforwards expire in various years through 2022. The Company does not expect to incur a Federal income tax liability in the foreseeable future. Accordingly, a valuation allowance for the full amount of the related deferred tax asset of approximately $1,900,000 has been established until realization of the tax benefit from the loss carryforwards are assured.

Additionally, as of December 31, 2002, the Company's two wholly owned Canadian subsidiaries had net operating losses of approximately $3,000,000 that may be used to in future periods to offset taxable income. The deferred tax asset of approximately $1,260,000 has been fully offset by a valuation allowance until realization of the tax benefit from the loss carryforwards are assured.

NOTE 7 - COMMON STOCK

In January 2001, the Company issued 2,000,000 in connection with the acquisition of equipment, technology and patents. (Note 3)

In May 2001, the Company issued 50,000 shares with respect to a consulting agreement.

In May 2001, the Company converted $161,000 of debt into 350,000 shares.

During July 2001, the Company entered into equity financing agreements with accredited investors for $525,000, totaling 1,312,500 shares of common stock in the Company. No shares were issued to an investor until the Company received the full payment for same. During the second quarter of 2002, a subscription for 500,000 shares was deemed to be in default and was cancelled. The canceled agreement was for $200,000 of which $195,000 was in default. During the third quarter of 2002, the remaining subscription for 145,000 shares with a value of $58,000 was deemed to be in default and was cancelled.

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 7 - COMMON STOCK (CONTINUED)

In August 2001, the Company completed a private placement and issued 3,750,000 for $1,491,250, net of costs.

During the years ended December 31, 2002 and 2001 1,235,000 and 1,020,000 shares were issued respectively for exercised options.

In October and November 2002, the Company completed two traunchs of a private placement and issued 7,294,820 shares for $1,228,120, net of costs. A third traunch was completed by the Company in March 2003 and issued 1,452,941 shares for $247,000.

NOTE 8 - STOCK OPTIONS AND WARRANTS

FAS No. 123 requires that the fair value of options and warrants issued to non-employees for goods and services be recorded in the financial statements as an expense. The Company has a non-qualified stock option plan. During the years ended December 31, 2002 and 2001, the Company recorded compensation and service expense of $79,085 and $711,357, respectively, applicable to issued options and warrants. Of such amount, $74,800 for 2002 and $677,500 for 2001, respectively applied to 220,000 and 1,000,000 options exercisable at $.01 and represents the excess of the fair value of the underlying shares at the date of grant over their exercise price. Due to the nominal exercise price, such shares are deemed issued from the date of grant of the related option. These options are not reflected in the following tables.

A summary of option and warrant transactions, including those granted pursuant to the terms of certain employment and other agreements, is as follows:

                                             STOCK                WEIGHTED
                                            PURCHASE              AVERAGE
                                      OPTIONS AND WARRANTS     EXERCISE PRICE
                                      --------------------     --------------
   Outstanding, January 1, 2001             1,542,500             $  1.45

   Granted                                    950,000                 .50
   Exercised                                  (20,000)               1.00
                                          -----------             -------

   Outstanding, December 31, 2001           2,472,500                 .89
   Granted                                     50,000                 .52
   Expired                                 (1,260,000)              (1.66)
                                          -----------             -------

   Outstanding, December 31, 2002           1,262,500             $   .87
                                          ===========             =======

All of the options and warrants are exercisable on date of grant.

At December 31, 2002, the outstanding options and warrants have a weighted average remaining life of 15.1 months.

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 8 - STOCK OPTIONS AND WARRANT (CONTINUED)

The weighted average fair value of options and warrants granted during 2002 and 2001 was estimated using the Black-Scholes option-pricing model, and the following assumptions:

                                               2002              2001
                                              -------           -------
   Expected volatility                        200.00%           204.00%
   Risk-free interest rate                      6.00%             6.00%
   Expected life                               3.0yrs            3.0yrs
   Dividend yield                               0.00%             0.00%
   Forfeiture rate                              0.00%             0.00%

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

At December 31, 2002, the Company had outstanding options and warrants as follows:

          NUMBER OF SHARES       EXERCISE PRICE             EXPIRATION DATE
          ----------------       --------------             -----------------
                    60,000                $2.50             April 8, 2004
                    62,500                 3.00             April 8, 2004
                    50,000                 1.50             March 1, 2005
                    90,000                 2.00             December 31, 2003
                   500,000                 0.50             April 18, 2004
                   250,000                 0.50             May 4, 2004
                   200,000                 0.50             May 30, 2004
                    50,000                 0.52             November 23, 2004
                 ---------
                 1,262,500
                 =========

In addition, the Company has warrants outstanding as follows:

     NUMBER OF WARRANTS      EXERCISE PRICE          EXPIRATION DATE
     ------------------      --------------          ----------------
          1,500,000               $  .40 (A)         January 10, 2005
          2,600,352                  .30 (B)         October 10, 2005
          1,047,058                  .30 (B)         November 14,2005

These warrants, issued in connection with various private placements of equity securities, are treated as a cost of capital and no income statement recognition is required.

(A) Originally exercisable at $1.20 per share and repriced in 2001.
(B) Contain certain antidilutive protections

During 2002, the Company with shareholder approval terminated its 2000 Nonqualified Stock Option Plan which was comprised of 10,000,000 shares of common stock (of which 6,035,000 shares were ungranted), and was replaced by the 2002 Stock Option Plan with 1,000,000 shares of common stock.

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 9 - RELATED PARTY TRANSACTIONS

As of December 31, 2001, an officer of the Company was owed $236,500 for business travel expenses and advances made to the Company. This officer received no compensation, however, was reimbursed for office, travel, and other costs totaling $102,000 for each year ended December 31, 2002 and 2001.

In the fourth quarter of 2002, a total of $484,000 of officers notes and loans payable (including $200,000 of the above mentioned debt) were converted into approximately 2,847,000 shares of common stock as part of a private placement. (Note 7)

During the year ended December 31, 2001, the Company recorded compensation expense and additional paid-in capital of $18,300 for services contributed by its officers.

During the years ended December 31, 2002 and 2001, the Company paid officers, shareholders and their affiliates $272,600 and $454,134, respectively for various services rendered.


NOTE 10 - COMMITMENTS AND CONTINGENCIES

CONSULTING AGREEMENTS

On January 11, 2001, the Company entered into two consulting agreements to oversee and implement the technology acquired (See Note 3). Both agreements were to run for three years and provided for annual fees of $75,000 and $50,000, respectively. In addition, the agreements provided for stock options allowing each consultant to acquire 500,000 shares of common stock exercisable at $0.01 per share during the first year. As of December 31, 2001, each consultant had exercised their options for 500,000 shares. The issuances of these shares have been recorded as compensation expense. During 2002, both consultants became employees of the Company at annual compensation equal to their respective consulting fees thereby nullifying their agreements.

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)


NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

LITIGATION

In January 2002, an action was commenced against the Company by Royal Extruders in Ontario Canada for approximately U.S. $50,000 plus cost. The claim by Royal Extruders alleges breach of contract. The principal of the claimant Royal Extruders is Robert Vivacqua, who is a party to a second action subsequently commenced against the Company in the U.S. District Court for the Eastern District of Pennsylvania. The Company is vigorously contesting the Ontario matter and believes that a final determination of the Ontario claim will not have an adverse effect on the financial position of the Company.

In March 2002, an action was instituted in the U.S. District Court for the Eastern District of Pennsylvania by Robert Vivacqua, John Greco and Ronald Rickett against the Company, its wholly-owned subsidiary ESW America, Inc., Mark Nicole a former officer and director of the Company and Bengt Odner a current director of the Company. The complaint alleges certain violations of federal and state securities laws, fraud, misrepresentation and reach of fiduciary duty in a sum in excess of $75,000 with respect to securities sold to the plaintiffs by the Company.

The Company and all named defendants are contesting the action and believe that there are meritorious defenses to the claims. In August of 2002, plaintiffs made a motion to amend the complaint to add an additional cause of action based upon violations of the RICO statute. The Company and all named defendants have answered the amended complaint and has asserted counterclaims against all of the plaintiffs. The Company and named defendants have made a motion for summary judgment which is currently pending before the Court.

The Company was initially contacted by the Securities and Exchange Commission ("SEC"), and subsequently on November 29, 2000 the Company's securities counsel, was notified by the staff of the Commission's Fort Worth, Texas District Office that it intended to recommended that an enforcement action be instituted against the Company.

On March 7, 2001, the SEC's Fort Worth, Texas District Office, also notified Mr. Bengt Odner, the Company's former Chairman that it also intended to recommend an enforcement action against him individually. Subsequently on August 8, 2002, the SEC filed a civil law suit in the United States District Court for the District of Columbia claiming that the Company, Mr. Odner and others purportedly associated both directly and or indirectly with the Company, allegedly violated certain anti-fraud, securities registration, periodic reporting, record keeping, beneficial ownership reporting, false statements to auditors and stock touting disclosure provisions of federal securities laws from 1998 through 2000. The complaint seeks injunctive relief against the Company. It further seeks disgorgement and civil penalties from certain individual defendants.

The outcome of the above actions cannot be determined at this time.

LEASES

The Company currently leases its office and factory located in Telford, Pennsylvania for $5,000 per month on a month-to-month basis.

In addition, the Company leases office space for its sale and marketing office located in Ontario, Canada for a monthly rent of $800 (US) through January 31, 2004.

EXHIBIT
NUMBER                                         DESCRIPTION

3.1      Articles of Incorporation of the Company, as amended. (1)

3.2      Articles of Incorporation of the Company, as amended

3.2      Bylaws of the Company. (1)

4.1      Warrant Certificate. (1)

10.1 Agreement dated January 29, 1999 by and between the shareholders of BBL Technologies, Inc. and the Company. (1)

10.2 Consulting Agreement dated March 31, 19999 by and between May Davis Group and the Company. (1)

10.3 Commission Agreement dated March 31, 1999 by and between May Davis Group and the Company. (1)

10.4 Option Agreement dated June 21, 1999, between David Coates o/a Fifth Business and the Company. (1)

10.5 Option Agreement dated June 21 1999 between Zoya Financial Corp. and the Company. (1)

10.6     Consulting Agreement with Bruno Liber. (2)

10.7     Office Lease. (2)

10.8     Financial relations agreement with Continental Capital & Equity
          Corporation.

16.1     Letter from James E. Scheifley & Associates, P. C. (1)

16.2     Letter from Daren, Martenfeld, Carr, Testa and Company LLP (3)

21.1     List of Subsidiaries. (1)

(1) Incorporated herein by reference from the Registrant's Form 10 Registration Statement (SEC File No. 000-30392) filed with the Securities and Exchange Commission of November 18, 1999

(2) Incorporated herein by reference from the Registrant's 10-KSB filed with the Securities and Exchange Commission on April 16, 2001.

(3) Incorporated herein by reference from the Registrant's Form 8-K/A filed with the Securities and Exchange Commission o March 14, 2001.