Form 10QSB
period 2003-03-31
ENVIRONMENTAL SOLUTIONS WORLDWIDE INC
filed 2003-05-12
CIK 1082278

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

                        [x] Quarterly report pursuant to

                                 Section 13 or
 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended -
                                March 31, 2003.

     [ ]  Transition  report  pursuant to Section 13 or 15(d) of the Securities
                          Exchange Act of 1934 for the

            Transition period from           to             .
                                  -----------  -------------

                        COMMISSION FILE NUMBER 000-30392

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.

               (Exact name of Company as specified in its charter)

                                 132 Penn Avenue
                                Telford, PA 18969
                              (Address of principal
                    Executive offices, including postal code.)


                    Florida                            98-0346454
        ------------------------------            --------------------
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

                 TITLE OF EACH CLASS OUTSTANDING MARCH 31, 2003
                    COMMON STOCK, PAR VALUE $.001 48,805,136

   TRANSACTIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE) YES [ ] NO [ X ]

                                                          INDEX


PART I  FINANCIAL INFORMATION                                           PAGE NO.
        ITEM 1  Financial Statements
                    Consolidated Balance Sheet as of March 31, 2003        2
                    Consolidated Statements of Operations for the          3
                       Three Months Ended March 31, 2003 and 2002
                    Consolidate Statement of Changes in Stockholders'      4
                       Equity for the Three Months Ended March 31, 2003
                    Consolidated Statements of Cash Flows for the          5
                       Three Months Ended March 31, 2003 and 2002
                    Notes to Financial Statements                        6 - 9
        ITEM 2  Management's Discussion and Analysis of Operations       9 - 11

PART II            OTHER INFORMATION
        ITEM 1     Legal Proceedings                                      11
        ITEM 2     Changes in Securities                                  12
        ITEM 3     Defaults Upon Senior Securities                        12
        ITEM 4     Submission of Matters to a Vote of Security Holders    12
        ITEM 5     Other Information                                      12
        ITEM 6     Exhibits and Reports                                   12

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                               MARCH 31,           DECEMBER 31,
                                                                 2003                  2002
                                                           -----------------     -----------------
ASSETS

Current assets
      Cash and cash equivalents                                   $ 183,921             $ 110,784
      Accounts receivable                                           774,618               661,904
      Inventory                                                     118,183               155,620
      Prepaid expenses                                               19,928                11,586
      Other current assets                                           37,590                37,590
                                                           -----------------     -----------------

           Total current assets                                   1,134,240               977,484

Property and equipment, net of accumulated
      depreciation of $253,170 - 2003;
      $142,418 - 2002                                               536,616               555,406

Patents and trademarks, net of accumulated
      amortization of $479,836 - 2003;
      $267,676 - 2002                                             1,660,835             1,714,328
                                                           -----------------     -----------------

                                                                $ 3,331,691           $ 3,247,218
                                                           =================     =================

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
      Accounts payable                                            $ 113,147             $ 105,758
      Accrued liabilities                                            20,000                75,000
                                                           -----------------     -----------------

           Total current liabilities                                133,147               180,758
                                                           -----------------     -----------------


Class A special shares, no par value, 700,000
      shares authorized, issued and outstanding                     453,900               453,900
                                                           -----------------     -----------------

Stockholders Equity
      Common stock, $0.001 par value, 100,000,000
           shares authorized; 48,805,136 - 2003 and
           47,352,194 - 2002                                         48,804                47,351
      Additional paid-in capital                                 11,880,627            11,635,080
      Accumulated deficit                                        (9,184,787)           (9,069,871)
                                                           -----------------     -----------------

           Total stockholders' equity                             2,744,644             2,612,560
                                                           -----------------     -----------------

                                                                $ 3,331,691           $ 3,247,218
                                                           =================     ================



    The accompanying notes are an integral part of these financial statements

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                             2003                   2002*
                                                     -------------------     -------------------
Revenue
      Net sales                                               $ 547,446               $ 393,318

Cost of sales                                                   266,916                 353,301
                                                     -------------------     -------------------

Gross profit                                                    280,530                  40,017
                                                     -------------------     -------------------

Operating expenses
      Research and development                                      520                   4,413
      Professional fees                                          52,861                  53,106
      Consulting fees                                             7,007                  46,358
      Marketing, office & general costs                         335,058                 421,365
                                                     -------------------     -------------------

                                                                395,446                 525,242
                                                     -------------------     -------------------

Net loss                                                     $ (114,916)             $ (485,225)
                                                     ===================     ===================


Loss per share information
Basic and diluted                                              $ (0.002)               $ (0.012)
                                                     ===================     ===================


Weighted average number of shares outstanding                47,804,220              39,467,374
                                                     ===================     ===================

      *  Reclassified for comparative purposes



The accompanying notes are an integral part of these financial statements

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2003
                                   (UNAUDITED)

                                             COMMON STOCK          ADDITIONAL             ACCUMULATED
                                        SHARES        AMOUNT      PAID-IN CAPITAL    DEFICIT        TOTAL
                                      -------------------------   ---------------  ---------------------------
January 1, 2003                        47,352,194        47,351     11,635,080      (9,069,871)      2,612,560

Net loss                                                                              (114,916)       (114,916)

Proceeds from third traunch of
private placement                        1,452,942         1,453        245,547                        247,000
                                      ------------  ------------  -------------    ------------  -------------


March 31 2003                           48,805,136        48,804     11,880,627      (9,184,787)     2,744,644
                                      ============  ============  =============    ============  =============



    The accompanying notes are an integral part of these financial statements

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                             2003               2002
                                                         --------------     --------------
Net loss                                                    $ (114,916)        $ (485,225)

Adjustments to reconcile net loss
to net cash provided by (used in)
operating activities:
      Depreciation                                              28,157             28,044
      Amortization                                              53,493             53,420
      Non-cash compensation and services                                            4,285
      Change in operating assets and liabilities              (131,230)            24,219
                                                         --------------     --------------

Net cash used in operating activities                         (164,496)          (375,257)
                                                         --------------     --------------

Investing activities:

      Acquisition of property and equipment                     (9,367)           (19,672)
                                                         --------------     --------------

Net cash provided by (used in) investing activities             (9,367)           (19,672)
                                                         --------------     --------------

Financing activities:

      Notes payable                                                               (25,000)
      Stock subscription receipts                                                 204,990
      Issuance of common stock                                 247,000
                                                         --------------     --------------

Net cash provided by financing activities                      247,000            179,990
                                                         --------------     --------------

Net increase (decrease) in cash                                 73,137           (214,939)

Cash, beginning of period                                      110,784            243,830
                                                         --------------     --------------


Cash, end of period                                            183,921             28,891
                                                         ==============     ==============





   The accompanying notes are an integral part of these financial statements

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002 filed by the Company on March 19, 2003.

The accompanying condensed consolidated financial statements reflect, in the opinion of management, all adjustments (consisting primarily only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of results to be expected for the entire year ending December 31, 2003.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company, however, has sustained continuing operating losses and lacks a consistent and sufficient source of revenue, which creates uncertainty about the Company's ability to continue as a going concern. The Company's ability to continue operations as a going concern and to realize its assets and discharge its liabilities is dependent upon obtaining additional financing sufficient for continued operations as well as achieving and maintaining profitable operations. Management believes its current business plan, if successfully implemented, will allow the Company to continue as a going concern.


NOTE 2 - ACCOUNTS RECEIVABLE AND CONCENTRATIONS OF CREDIT RISK:

The Company performs on-going credit evaluations of its customer's financial condition and generally does not require collateral from those customers. Three customers of the Company's ESW America, Inc. subsidiary accounted for 76% of consolidated product revenues for the quarter ended March 31, 2003 and 89% of accounts receivable as of March 31, 2003.

Accounts receivable have been reviewed by management and it was determined there is no requirement for an allowance for doubtful accounts as of March 31, 2003.

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3 - RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2002, the FASB issued SFAS No. 145, which rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishments of Debt," and SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements" ("SFAS 145"). SFAS 145 also amends SFAS No. 13, "Accounting for Leases," to eliminate an inconsistency between the required accounting for sale-leaseback transactions. As a result of the rescission of SFAS No. 4 and SFAS No. 64, the criteria in Accounting Principles Board Opinion No. 30 will be used to classify gains and losses from debt extinguishments. SFAS 145 also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS 145 is effective for the Company's 2003 fiscal year. The adoption of SFAS 145 is not expected to have a material impact on the Company's consolidated results of operations, financial position or cash flows.

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

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4 - ISSUANCE OF COMMON STOCK

In March of 2003, the Company completed the third traunch of a Unit Placement and issued 1,452,942 units for $247,000, net of costs. Under the terms of the Unit Placement, the subscription price was $0.17 per unit and each unit consists of one share of common stock and one warrant to purchase one-half share of common stock. Each warrant has an exercise price of $0.15, and can only be exercised for full shares.


NOTE 5 - STOCK OPTIONS AND WARRANT GRANTS

FAS No. 123 requires that the fair value of options and warrants issued to non-employees for goods and services be recorded in the financial statements as an expense. The Company has a non-qualified stock option plan.

In February 2002, the board of directors authorized the issuance of 50,000 options at an exercise price of $0.52 per share. The options expire three years from date of issuance. The Company recorded a compensation expense of $4,285.


NOTE 6 - RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 2002, the then Chairman of the Company was owed $222,000 for reimbursement of business travel expenses. The amounts expensed in office, travel, and other costs were $25,500. This Director also had a non-interest bearing note payable to him by the Company in the sum of $15,000.

During the three-month periods ended March 31, 2003 and 2002, the Company paid shareholders and their affiliates $10,757 and $58,046, respectively for various services rendered.


NOTE 7 - LITIGATION

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

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

In January 2002, an action was commenced against the Company by Royal Extruders in Ontario Canada for approximately U. S. $50,000 plus cost. The claim by Royal Extruders alleges breach of contract. The Company is vigorously contesting the Ontario matter and believes that a final determination of the Ontario claim will not have an adverse effect on the financial position of the Company.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

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

GENERAL

The Company manufactures and sells large and small catalytic muffler products. Following its products launch in 2001, the Company realized increased orders for its products, as well as requests to develop additional products.

The Company has developed commercially viable catalytic converter technology for both diesel and gasoline products. The combined technologies of the wire mesh substrate and the wash coat forms the basis for the woven stainless steel mesh catalytic converter. This product can be produced in almost any size and shape. The wire mesh substrate creates a turbulent environment, which increases catalytic activity and serves as a filter of particulate matter, important in diesel emission control.

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

ESW is in full compliance with ISO 9001:2000, the ISO standards developed by the International Organization for Standardization which provide an international benchmark for quality systems and foundation for continuous improvement and assurance in design, development and manufacturing. The ISO mandates that the Company follow strict quality guidelines, administrative protocol and safety procedures to a recognized international standardized code. ISO auditors confirm compliance by auditing the Company periodically. The Company passed its most recent audit, and believes it is in full compliance with the ISO requirements. An ISO certification is essential for the Company to do business with many export customers.


RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARHC 31, 2003 TO THE THREE MONTHS ENDED MARCH 31, 2002

Revenue for the quarter increased to $547 thousand from $393 thousand in the year ago period, an increase of $154 thousand or 39.3%. The increase is attributable to the continued increase in orders received and produced from the year ago period.

Cost of sales actually decreased from $353 thousand in the year ago period to $267 thousand, a decrease of approximately 24.5% as the Company has been able to identify and initiate more competitive purchasing arrangements. In addition, the Company has been able to implement more efficient methodologies as it gains experience in producing its products.

As a result, the Company's gross profit increased from 10.2% in the year ago period to 51.2% in the current period. Gross profit for the year ended December 31, 2002 was 47.3%.

Operating costs continued to decrease to $395 thousand from $525 thousand in the year ago period. Again, much of the reduction in operating costs results from efficiencies in operations, with the savings in Marketing, Office and General costs of $86 thousand or 20.5% and in Consulting and Professional fees by $39 thousand or 39.8%.


LIQUIDITY AND CAPITAL RESOURCES.

The Company's working capital position improved by $204 thousand or 25.7% primarily as a result of an increase in cash ($73 thousand) and accounts receivable ($113 thousand), and a decrease in inventory ($37 thousand) and accounts payable ($48 thousand).

Cash increased primarily as a result of the receipt of the third traunch of the unit private placement, which was received in March. Inventory decreased from the sale of finished goods during the period.

While accounts receivable increased, the average age actually decreased from 151 days to 127 days. At March 31, 2002, three customers accounted for approximately 89% of the Company's accounts receivable; however, these customers continue to make payments and management does not presently consider this to be a matter of concern.

Net cash provided by financing activities amounted to $247 thousand in the current period as compared to $180 thousand in the year ago period, while net cash used in operating activities decreased to $164 thousand from $375 thousand the same period a year ago.

While the Company did incur a loss of $115 thousand in the current period, approximately $82 thousand was in non-cash depreciation and amortization. Management believes that profitable operations are essential for the Company to become viable. The Company's business plan contemplates that profitable operations will be achieved during the current fiscal year, subject to certain economic and business factors that may be beyond the control of the Company. However, in the event profitable operations are not achieved, present financial resources should allow a continuation of operations through early to mid 2004. In any event, should the Company receive a large order (defined as one in which monthly production and deliveries would exceed $1 million), it would need to either negotiate extremely favorable payment terms providing for at least some advance payment or it will need to obtain either debt or equity financing to allow it to purchase sufficient raw materials and meet its working capital needs. There can be no assurance that such financing would be available.


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

The Company was initially contacted by the Securities and Exchange Commission ("SEC"), and subsequently on November 29, 2000 the Company's securities counsel, was notified by the staff of the Commission's Fort Worth, Texas District Office that it intended to recommend that an enforcement action be instituted against the Company. On March 7, 2001, the SEC's Fort Worth, Texas District Office, also notified Mr. Bengt Odner, the Company's former Chairman and a current director, that it also intended to recommend an enforcement action against him individually. Subsequently on August 8, 2002, the SEC filed a civil law suit in the United States District Court for the District of Columbia claiming that the Company, Mr. Odner and others purportedly associated both directly and or indirectly with the Company, allegedly violated certain anti-fraud, securities registration, periodic reporting, record keeping, beneficial ownership reporting, false statements to auditors and stock touting disclosure provisions of federal securities laws from 1998 through 2000. The complaint seeks injunctive relief against all defendants and discouragement and civil penalties from certain individual defendants.

The Company intends to fully cooperate with the Commission to resolve all claims in the best interest of shareholders.


ITEM 2. CHANGE IN SECURITIES:

In March 2003, the Company completed the third and final traunch of its Unit Placement, whereby subscribers paid $247,000 for 1,452,942 units. Included in the $247,000, two subscribers converted into units an aggregate of $47,0000 in funds previously advanced to the Company. Under the terms of the Unit Placement, the unit subscription price was $0.17 per unit and each unit consists of one share of common stock and one warrant to purchase one half share of common stock. Each warrant has an exercise price of $0.15. Warrants under the placement can only be exercised in even lots.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES:  NONE


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:  NONE


ITEM 5. OTHER INFORMATION:  NONE


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS: NONE

(B) REPORTS ON FORM 8-K:

No current reports on Form 8-K were filed for the applicable period.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED: MAY 12, 2003, TELFORD, PA


ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.



BY: /S/ JOHN A. DONOHOE JR.
---------------------------------
JOHN A. DONOHOE JR.
CHAIRMAN, CHIEF EXECUTIVE OFFICER
AND PRESIDENT

                            CERTIFICATION PURSUANT TO
                         THE SARBANES-OXLEY ACT OF 2002

I, John A. Donohoe, Jr, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Environmental Solutions Worldwide, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other Certifying Officer's and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and

         c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other Certifying Officer's and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other Certifying Officer's and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003

/S/ JOHN A. DONOHOE, JR.
-----------------------------------------------
John A. Donohoe, Jr
Chairman, Chief Executive Officer and President

                            CERTIFICATION PURSUANT TO
                         THE SARBANES-OXLEY ACT OF 2002

I, Robert Marino, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Environmental Solutions Worldwide, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other Certifying Officer's and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing of this annual report (the "Evaluation Date"); and

         c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other Certifying Officer's and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other Certifying Officer's and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 12, 2003

/S/ ROBERT MARINO.
-------------------------
Robert Marino
Vice President of Finance