Form 10QSB
period 2003-06-30
ENVIRONMENTAL SOLUTIONS WORLDWIDE INC
filed 2003-08-08
CIK 1082278

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

                        [x] Quarterly report pursuant to
                                 Section 13 or
              15(d) of the Securities Exchange Act of 1934 for the
                    quarterly period ended - June 30, 2003.

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
                          Exchange Act of 1934 for the

            Transition period from          to          .
                                  ---------   ----------

                        COMMISSION FILE NUMBER 000-30392

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
               ---------------------------------------------------
               (Exact name of Company as specified in its charter)

                                 132 Penn Avenue
                                Telford, PA 18969
                          ---------------------------
                              (Address of principal
                   Executive offices, including postal code.)


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


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  YES [X]   NO [ ]

   TRANSACTIONAL SMALL BUSINESS DISCLOSURE FORMAT (CHECK ONE) YES [ ] NO [ X ]

Indicate by check mark whether the Registrant is an accredited filer (as defined in Rule 12b-2 of the Exchange Act. YES [ ] NO [X]

The Registrant had 49,349,490 shares of Common Stock, Par Value $0.001 as of August 5, 2003.

                                      INDEX

PART I FINANCIAL INFORMATION                                                             PAGE NO.
         ITEM 1       Financial Statements (unaudited)
                           Consolidated Balance Sheet as of June 30, 2003                    F2

                           Consolidated Statements of Operations for the Three and           F3
                              Six Months Ended June 30, 2003 and 2002

                           Consolidated Statement of Changes in Stockholders'                F4
                              Equity for the Six Months Ended June 30, 2003

                           Consolidated Statements of Cash Flows for the                     F5
                              Six Months Ended June 30, 2003 and 2002

                           Notes to Financial Statements                                  F6 - F12

         ITEM 2       Management's Discussion and Analysis of Operations                  13 - 16

         ITEM 3       Controls and Procedures                                                16

PART II OTHER INFORMATION

         ITEM 1       Legal Proceedings                                                      17

         ITEM 2       Changes in Securities                                                  17

         ITEM 3       Defaults Upon Senior Securities                                        17

         ITEM 4       Submission of Matters to a Vote of Security Holders                    18

         ITEM 5       Other Information                                                      18

         ITEM 6       Exhibits and Reports                                                   18


                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  June 30, 2003
                                   (UNAUDITED)

ASSETS

Current assets
       Cash and cash equivalents                                   $ 69,848
       Accounts receivable                                          776,139
       Inventory                                                    128,855
       Prepaid expenses                                              66,139
       Other current assets                                          39,360
                                                        --------------------

             Total current assets                                 1,080,341

Property and equipment, net of accumulated
       depreciation of $281,425                                     527,599

Patents and trademarks, net of accumulated
       amortization of $532,256                                   1,622,265
                                                        --------------------

                                                                $ 3,230,205
                                                        ====================

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
       Accounts payable                                           $ 109,258
       Accrued liabilities                                           40,756
                                                        --------------------

             Total current liabilities                              150,014
                                                        --------------------


Class A special shares, no par value, 700,000
       shares authorized, issued and outstanding                    453,900
                                                        --------------------

Stockholders Equity
       Common stock, $0.001 par value, 100,000,000
             shares authorized; 49,349,490 shares
             issued and outstanding                                  49,348
       Additional paid-in capital                                11,880,083
       Accumulated deficit                                       (9,303,140)
                                                        --------------------

             Total stockholders' equity                           2,626,291
                                                        --------------------

                                                                $ 3,230,205
                                                        ====================



    The accompanying notes are an integral part of these financial statements


                                       F2

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)

                                               Six Months Ended June 30,     Three Months Ended June 30,
                                                  2003           2002*            2003           2002*
                                             ------------    ------------    ------------    ------------
Revenue
       Net sales                             $  1,055,252    $    924,544    $    507,806    $    534,226

Cost of sales                                     489,309         650,470         222,393         297,169
                                             ------------    ------------    ------------    ------------

Gross profit                                      565,943         274,074         285,413         237,057
                                             ------------    ------------    ------------    ------------

Operating expenses
       Research and development                       520           6,969            --             2,556
       Professional fees                           78,734          60,238          25,873           7,132
       Consulting fees                             20,184         112,145          13,177          65,787
       Marketing, office & general costs          699,774         836,837         364,716         377,818
                                             ------------    ------------    ------------    ------------

                                                  799,212       1,016,189         403,766         453,293
                                             ------------    ------------    ------------    ------------

Net loss                                     $   (233,269)   $   (742,115)   $   (118,353)   $   (216,236)
                                             ============    ============    ============    ============


Loss per share information
Basic and diluted                            $     (0.005)   $     (0.019)   $     (0.002)   $     (0.006)
                                             ============    ============    ============    ============
Weighted average number of
 shares outstanding                            48,350,477      39,223,534      48,472,428      38,982,374
                                             ============    ============    ============    ============

* Reclassified for comparative purposes


    The accompanying notes are an integral part of these financial statements


                                       F3

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                   (UNAUDITED)

                                                         Common Stock              Additional       Accumulated
                                                     Shares        Amount        Paid-In Capital      Deficit         Total
                                                   ----------------------------  --------------    ------------    ------------
January 1, 2003                                      47,352,194    $     47,351    $ 11,635,080    $ (9,069,871)   $  2,612,560

Net loss                                                                                               (233,269)       (233,269)

Exercise of warrants                                    544,354             544            (544)

Proceeds from third traunch of private placement      1,452,942           1,453         245,547                         247,000
                                                   ------------    ------------    ------------    ------------    ------------
June 30, 2003                                        49,349,490    $     49,348    $ 11,880,083    $ (9,303,140)   $  2,626,291
                                                   ============    ============    ============    ============    ============


    The accompanying notes are an integral part of these financial statements

                                       F4

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)

                                                                        2003                   2002
                                                                  -----------------      -----------------
Net loss                                                                  $(233,269)             $(742,115)

Adjustments to reconcile net loss to net cash used in operating activities:

       Depreciation                                                          57,300                 55,092
       Amortization                                                         107,171                106,916
       Non-cash compensation and services                                      --                   72,285
       Change in operating assets and liabilities                          (174,537)               129,274
                                                                          ---------              ---------

Net cash used in operating activities                                      (243,335)              (378,548)
                                                                          ---------              ---------

Investing activities:

       Acquisition of property and equipment                                (29,493)               (23,751)
       Increase in patents and trademarks                                   (15,108)                  (421)
                                                                          ---------              ---------

Net cash used in investing activities                                       (44,601)               (24,172)
                                                                          ---------              ---------

Financing activities:

       Notes payable                                                           --                  (25,000)
       Stock subscription receipts                                             --                  204,990
       Issuance of common stock                                             247,000                    150
                                                                          ---------              ---------

Net cash provided by financing activities                                   247,000                180,140
                                                                          ---------              ---------

Net decrease in cash                                                        (40,936)              (222,580)

Cash, beginning of period                                                   110,784                243,830
                                                                          ---------              ---------


Cash, end of period                                                       $  69,848              $  21,250
                                                                          =========              =========


Non cash financing activities
       Exercise of warrants                                               $     544              $    --
                                                                          =========              =========




    The accompanying notes are an integral part of these financial statements


                                       F5

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

The Company develops, manufactures and sells environmental technology solutions, and is currently focused on the international automotive, transportation and utility engine industries. It manufactures and markets a line of catalytic control products including a boutique line of finished products, proprietary catalytic converter substrates and catalytic conversion technologies for a multitude of applications as well as provide testing and certification services.

The accompanying condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002 filed by the Company with the Securities and Exchange Commission on March 19, 2003.

The accompanying condensed consolidated financial statements reflect, in the opinion of management, all adjustments (consisting primarily only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of results to be expected for the entire year ending December 31, 2003.

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




                                       F6

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 2 - ACCOUNTS RECEIVABLE AND CONCENTRATIONS OF CREDIT RISK

The Company monitors its customer's receivables and while it may, on occasion, request advance payments, it generally does not require collateral from those customers. One customer of the Company's ESW America, Inc. subsidiary accounted for 45% of consolidated product revenues for the six months ended June 30, 2003 and two customers accounted for 66% and 11% respectively, of accounts receivable as of June 30, 2003. Management periodically reviews Accounts Receivable and determined that no reserve or allowance is necessary.


NOTE 3 - RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the Financial Accounting Standards Board's ("FASB") issued FASB Interpretation ("FIN") No. 46, CONSOLIDATION OF VARIABLE INTEREST ENTITIES, which requires variable interest entities (commonly referred to as SPEs) to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN No. 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. The adoption of this statement does not impact the Company's historical or present financial statements, as the Company has not created or acquired any variable interest entities, nor does it expect to in the future.

In December 2002, The FASB issued SFAS No. 148 ACCOUNTING FOR STOCK-BASED COMPENSATION, TRANSITION AND DISCLOSURE. SFAS No 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements of SFAS No. 148 are effective for interim periods beginning after December 15, 2002. The adoption of the provisions of SFAS No. 148 did not have a material impact on the Company's consolidated financial statements. The Company will modify its disclosures in its quarterly reports, as provided for in the new standard.




                                       F7

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 00-21, REVENUE ARRANGEMENTS WITH MULTIPLE DELIVERABLES. EITF No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and or rights to use assets. The provisions of EITF No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes that its current accounting is consistent with the provisions of EITF 00-21 and therefore does not expect that the application of the provisions of EITF 00-21 will have a material impact on the Company's consolidated financial statements.

In November 2002, the EITF reached a consensus on EITF No. 02-16, ACCOUNTING FOR CONSIDERATION RECEIVED FROM A VENDOR BY A CUSTOMER. EITF No. 02-16 provides guidance as to how customers should account for cash consideration received from a vendor. EITF No. 02-16 presumes that cash received from a vendor represents a reduction of the prices of the vendor's products or services, unless the cash received represents a payment for assets or services provided to the vendor or a reimbursement of costs incurred by the customer to sell the vendor's products. The provisions of EITF No. 02-16 will apply to all agreements entered into or modified after December 31, 2002. Management does not expect the provisions of EITF No. 02-16 to have a material impact on the Company's consolidated financial statements.

In November 2002, the FASB issued FIN No. 45, GUARANTOR'S ACCOUNTING AND DISCLOSURE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS OF OTHERS. FIN No. 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not guarantee the indebtedness of others, therefore there will not be any impact on the Company's consolidated financial statements and there is no need for the Company to modify its disclosures herein as required.





                                       F8

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


In July 2002, the FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. SFAS NO. 146 nullifies the accounting for restructuring costs provided in EITF Issue No. 94-3, LIABILITY RECOGNITION FOR CERTAIN EMPLOYEE TERMINATION BENEFITS AND OTHER COSTS TO EXIT AN ACTIVITY (INCLUDING CERTAIN COSTS INCURED IN A RESTRUCTURING). SFAS No. 146 requires that a liability associated with an exit or disposal activity be recognized and measured at fair value only when incurred. In addition, one-time service termination benefits should be recognized over the period employees will render service, if the service period required is beyond a minimum retention period. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Management does not expect that the application of the provisions of SFAS No. 146 will have a material impact on the Company's consolidated financial statements.

In January 2002, the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 01-14, INCOME STATEMENT CHARACTERIZATION OF REIMBURSEMENTS RECEIVED FOR "OUT-OF-POCKET" EXPENSE. EITF No. 01-14 requires that reimbursements received for out-of-pocket expenses be classified as revenue on the income statement. This opinion has no material impact on the Company's historical and present financial statements.


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

In May 2003, 750,000 warrants (issued in 2000) were exercised. Utilizing a "cashless" feature (as defined in the warrants), 544,354 shares were issued.




                                       F9

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5 - STOCK OPTIONS AND WARRANT GRANTS

The Company adopted Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation" since its inception and adopted Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB No. 123", in December 2002. In conjunction with the adoption of these standards, the Company will continue to apply the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" with pro forma disclosure of net income and earnings per share as if the fair-value based method prescribed by SFAS No. 123 had been applied. In general, no compensation cost related to the Company's non-qualified stock option plan is recognized as options are issued for no less than 85% of fair market value on date of grant.

In August 2003, the board of directors ratified the issuance of 650,000 options at an exercise price of $0.27 (fair-market-value on date of grant) per share as compensation for their service on the board. The options expire in ten years from date of issuance and vest over three years.

Had compensation cost for the company's stock option plan been determined on the fair value at grant date consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been as follows:

PRO FORMA INFORMATION

                                             SIX MONTHS ENDED JUNE 30,            THREE MONTHS ENDED JUNE 30,
                                              2003               2002               2003               2002
                                        -------------      -------------      -------------      -------------
Net loss - as reported                  $    (233,269)     $    (742,115)     $    (118,353)     $    (216,236)

Deduct:     Total stock-based
            compensation expense
            determined under fair
            value based method, net           (14,100)                -              (14,100)                -
                                        -------------      -------------       -------------      -------------
Net earnings - pro forma                $    (247,369)     $    (742,115)      $    (132,453)     $    (216,236)
                                        =============      =============       =============      =============

Basic and diluted loss per share -
            as reported                 $      (0.005)     $      (0.019)      $      (0.002)     $      (0.006)
                                        =============      =============       =============      =============
            pro forma                   $      (0.005)     $      (0.019)      $      (0.003)     $      (0.006)
                                        =============      =============       =============      =============




                                       F10

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


SFAS No. 123 requires that the fair value of options and warrants issued to non-employees for goods and services be recorded in the financial statements as an expense.

In May 2002, the board of directors authorized the issuance of 200,000 options exercisable at $0.01 per share that expired October 1, 2002. The Company recorded compensation expense of $68,000.

In February 2002, the board of directors authorized the issuance of 50,000 options at an exercise price of $0.52 per share. The options expire three years from the date of issuance. The Company recorded compensation expense of $4,285.


NOTE 6 - RELATED PARTY TRANSACTIONS

As of June 30, 2002, the then Chairman of the Company was owed $222,000 for reimbursement of business travel expenses. The amounts expensed in office, travel, and other costs were $25,500. This Director also had a non-interest bearing note payable to him by the Company in the sum of $15,000.

During the six-month periods ended June 30, 2003 and 2002, the Company paid shareholders and their affiliates $19,128 and $122,725, respectively for various services rendered. No one transaction exceeded $60,000.


NOTE 7 - LITIGATION

The Company was contacted by the Securities and Exchange Commission ("SEC"), and subsequently, on November 29, 2000 its securities counsel was notified by the staff of the Commission's Fort Worth, Texas district office that it intended to recommend that an enforcement action be instituted against the Company. On March 7, 2001, the SEC Fort Worth, Texas district office, also notified Mr. Bengt Odner, a current director and former chairman, that it also intended to recommend an enforcement action against him individually.






                                       F11

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Subsequently on August 8, 2002, the SEC filed a civil lawsuit in the United States District Court for the District of Columbia claiming that ESW, Mr. Odner and others purportedly associated both directly and/or indirectly with the Company allegedly violated certain anti-fraud, securities registration, periodic reporting, record keeping, beneficial ownership reporting, false statements to auditors and stock ownership disclosures provisions of federal securities laws from 1998 through 2000. The complaint sought injunctive relief against all defendants and fines and civil penalties from certain individual defendants.

The Company and Mr. Odner entered into individual stipulations and consents that were confirmed by the United States District Court for the District of Columbia. Pursuant to the terms of the stipulation and consent, the Company is permanently enjoined from engaging in transactions, acts or practices which would constitute a violation of the securities laws.

In January 2002, Royal Extruders in Ontario Canada commenced an action against the Company for approximately $50,000 U. S. plus costs. The claim by Royal Extruders alleges breach of contract. The Company is vigorously contesting the matter and believes that a final determination of the claim will not have an adverse effect on the financial position of the Company.



                                       F12

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

GENERAL

The Company develops, manufactures and sells environmental technology solutions, and is currently focused on the international automotive, transportation and utility engine industries. It manufactures and markets a line of catalytic control products including a boutique line of finished products, proprietary catalytic converter substrates and catalytic conversion technologies for a multitude of applications as well as provide testing and certification services.

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

The Company's products have been extensively tested and management believes they demonstrate superior performance to comparable competing products. ESW's customers have applied the Company's products to meet their own needs, and have, where appropriate, received certification by the Environmental Protection Agency
(EPA), the California Air Resources Board (CARB) and other authorities. Customers have had their engines certified using the Company's Clean Cat (R), Pro Cat (TM), Quiet Cat (TM) and Air Sentinel (TM) products. Its products are now being marketed both domestically and internationally, including in such countries as China, India and Mexico.

ESW is in full compliance with ISO 9001:2000, the ISO standards developed by the International Organization for Standardization which provide an international benchmark for quality systems and foundation for continuous improvement and assurance in design, development and manufacturing. The ISO mandates that the Company follow strict quality guidelines, administrative protocol and safety procedures to a recognized international standardized code. ISO auditors confirm compliance by auditing the Company periodically. The Company passed its most recent audit in May 2003, and is in full compliance with the ISO requirements. An ISO certification is considered essential for the Company to do business with many export customers.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2003 AND 2002:

The Company has continued to expand its product offerings to meet the needs of its existing customers and to expand its customer base. While it has been successful in expanding its customer base, there may still be occasions when the Company experiences reduced revenue, due to the timing and other needs of customers. While the Company has adequate resources to carry on its existing work, it does not deem it advisable at this time to produce large amounts of completed inventory significantly in advance of known customer requirements.

Revenue for the Quarter ended June 30, 2003 decreased approximately $26 thousand (5%) from the same period in 2002. Management attributes no significance to this, as it maintains an adequate backlog, and customer inquiries and orders continue to increase. Direct costs declined substantially by $75 thousand (25%); and as a result, gross profit actually improved to 56.2% from 44.4% for the same period last year. This is largely attributable to continued improvements in production efficiencies and from receiving better pricing from its suppliers.

Operating expenses, generally, continued to decrease in the current quarter as compared to the same period a year ago. The current period includes the costs ($24 thousand) associated with the Company's Annual Meeting of Shareholders; which occurred in June. As a result of the foregoing, the Company recorded a loss of $118 thousand in the current quarter as compared to a loss of $216 thousand in the year ago period.

SIX MONTHS ENDED JUNE 30, 2003 AND 2002

Revenue for the Six Months period ended June 30, 2003 increased nearly $131 thousand (14%) over the prior year, largely as the result of the Company's continued development of products and expansion of its customer base. Despite this increase, cost of sales actually decreased by $161 thousand (25%); which represents both better pricing from suppliers and improved efficiencies in operations.

Some of the pricing improvement is believed to have resulted from the Company's ability to pay its trade suppliers in a timelier manner. As a result, gross profit improved to 53.6% from 29.6% as compared to the same period a year ago.

Operating costs reflect reductions previously implemented, and decreased by $217 thousand or 21% from the year-ago period. Of particular note was the decrease of consulting fees of $92 thousand from the previous period.

The Company's loss of $233 thousand for the current year reflects a reduction of nearly 69% ($509 thousand) from the year ago period.

LIQUIDITY AND CAPITAL RESOURCES:

While cash declined by $41 thousand from year-end, working capital actually increased by $131 thousand. Much of the loss of $233 thousand consisted of non-cash expense, including $107 thousand in amortization and $57 thousand in depreciation. The improvement in working capital primarily results from an increase of $114 thousand in receivables, $55 thousand in prepaid expense and reduction in accrued liabilities of $34 thousand, substantially offset by the decrease in inventory and cash.

Although receivables increased by 17%, the average age of receivables increased only slightly (5%) to 133 days from 127 days. At June 30, two customers accounted for approximately 77% of the Company's receivables. The Company closely monitors its receivables and maintains contact with its customers and does not presently consider the increase in receivables to be a matter of undue concern.

Cash provided by financing activities amounted to $247 thousand in the current period as compared to $180 thousand in the same period a year ago; while cash used in operating activities decreased to $243 thousand from $378 thousand in the same period a year ago. Investing activities increased to $45 thousand from $24 thousand as compared to the same period a year ago.

Seventy percent (70%) of the reported loss was in non-cash items, such as depreciation and amortization. The Company's business plan contemplates that profitable operations may be achieved during the current fiscal year, subject to certain unforeseen economic and business factors that may be beyond the control of the Company. Management believes profitable operations are essential for the Company to become viable; however, in the event profitable operations are not achieved, present financial resources should allow a continuation of operations through early to mid 2004.

In any event, should the Company receive a large order (defined as one in which monthly production and deliveries would exceed $1 million), it would need to either negotiate extremely favorable payment terms providing for at least some advance payment or it will need to obtain either debt or equity financing to allow it to purchase sufficient materials and meet its working capital needs. There can be no assurance that such financing would be available.

ITEM 3.    CONTROLS AND PROCEDURES

The Company is not required to furnish the information required by Item 307 of Regulation S-B until its year ended December 31, 2005.

PART II OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

In January 2002, an action was commenced against the Company by Royal Extruders in Ontario Canada for approximately $50,000 U.S. plus cost. The claim by Royal Extruders alleges breach of an agreement. The Company is vigorously contesting the matter and believes that a final determination of the claim will not have an adverse effect on the financial position of the Company.

The Company was contacted by the Securities and Exchange Commission ("SEC") and subsequently on November 29, 2000 its securities counsel was notified by the staff of the Commission's Fort Worth, Texas district office that it intended to recommend that an enforcement action be instituted against the Company. On March 7, 2001, the SEC Fort Worth, Texas district office, also notified Mr. Bengt Odner, a current director and our former chairman, that it also intended to recommend an enforcement action against him individually.

Subsequently on August 8, 2002, the SEC filed a civil lawsuit in the United States District Court for the District of Columbia claiming that ESW, Mr. Odner and others purportedly associated both directly and/or indirectly with the Company allegedly violated certain anti-fraud, securities registration, periodic reporting, record keeping, beneficial ownership reporting, false statements to auditors and stock ownership disclosures provisions of federal securities laws from 1998 through 2000. The complaint sought injunctive relief against all defendants and fines and civil penalties from certain individual defendants.

The Company and Mr. Odner entered into individual stipulations and consent that were confirmed by the United States District Court for the District of Columbia on June 3, 2003. Pursuant to the terms of the stipulation and consent, the Company is permanently enjoined from engaging in transactions, acts or practices which would constitute a violation of the securities laws.

ITEM 2. CHANGE IN SECURITIES:  NONE

ITEM 3. DEFAULTS UPON SENIOR SECURITIES:  NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:

           During the second quarter of the current fiscal year, the following proposals were submitted to Shareholders for consideration at the Company's Annual Meeting of Shareholders held on June 12, 2003. In accordance with the Company's by-laws and Florida law, all proposals obtained shareholder approval.

1. The election of seven (7) directors, namely: John A. Donohoe, Jr., Barry Gross, Nitin Amersey, David Johnson, Robert Marino, Bengt Odner and William J. Sifer to serve as members of the board of directors until their successors have been elected and qualified.

2. Ratification of the appointment of Goldstein & Morris, Certified Public Accountants, P. C. as independent public accountants for the fiscal year. Of a total of 26,471,871 shares of common stock voted on this proposal, 26,402,576 shares voted in favor, 32,695 shares were voted against and 36,600 shares abstained.

ITEM 5. OTHER INFORMATION:  NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS: NONE

(B) REPORTS ON FORM 8-K:

           A Form 8-K report regarding Other Events and Regulation FD Disclosure was filed June 6, 2003 reporting that the United States District Court for the District of Columbia issued an order confirming the stipulation and consent voluntarily entered into by the Company with the Securities and Exchange Commission whereby the Company is permanently enjoined from engaging in transactions, acts or practices that would constitute a violation of securities laws.

           A Form 8-K report regarding Financial Statements and Regulation FD Disclosure was filed May 9, 2003 reporting the Company's unaudited first quarter financial results in the current fiscal year.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED: AUGUST 8, 2003, TELFORD, PA


                                        ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.


                                        BY:    /S/  JOHN A. DONOHOE, JR.
                                               --------------------------
                                                 JOHN A. DONOHOE, JR.
                                                 CHAIRMAN, CHIEF EXECUTIVE
                                                 OFFICER AND PRESIDENT

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


Date: August 8, 2003

/S/ JOHN A. DONOHOE, JR.
---------------------------------
John A. Donohoe, Jr
Chairman, Chief Executive Officer
and President

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


Date: August 8, 2003

ROBERT MARINO
-------------------------
Robert Marino
Vice President of Finance