Form 10QSB
period 2003-09-30
ENVIRONMENTAL SOLUTIONS WORLDWIDE INC
filed 2003-11-12
CIK 1082278

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

                        [x] Quarterly report pursuant to
       Section 13 or 15(d) of the Securities Exchange Act of 1934 for the
                  quarterly period ended - September 30, 2003.

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


Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.YES [x] NO [ ]

The Registrant had 49,349,490 shares of common stock, par value $0.001 outstanding as of October 3, 2003.

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
                                   FORM 10-QSB

                                      INDEX

PART I             FINANCIAL INFORMATION                                PAGE NO.

         ITEM 1    Financial Statements (unaudited)
                      Consolidated Balance Sheet as of
                      September 30, 2003                                      F2

                      Consolidated Statements of Operations for the
                         Three and Nine Months Ended September 30,
                         2003 and 2002                                        F3

                      Consolidated Statement of Changes in Stockholders'      F4
                         Equity for the Nine Months Ended September 30, 2003

                      Consolidated Statements of Cash Flows for the           F5
                         Nine Months Ended September 30, 2003 and 2002

                      Notes to Financial Statements                     F6 - F13

         ITEM 2    Management's Discussion and Analysis of Operations    14 - 17

         ITEM 3    Controls and Procedures                                    17

PART II            OTHER INFORMATION

         ITEM 1    Legal Proceedings                                          18

         ITEM 2    Changes in Securities                                      18

         ITEM 3    Defaults Upon Senior Securities                            18

         ITEM 4    Submission of Matters to a Vote of Security Holders        18

         ITEM 5    Other Information                                          18

         ITEM 6    Exhibits and Reports                                       18



                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2003
                                   (UNAUDITED)


ASSETS

Current assets
       Cash and cash equivalents                                   $     48,558
       Accounts receivable                                              582,905
       Inventory                                                        249,842
       Prepaid expenses                                                  26,530
       Other current assets                                              38,082
                                                                   ------------

             Total current assets                                       945,917

Property and equipment, net of accumulated
       depreciation of $303,462                                         494,112

Patents and trademarks, net of accumulated
       amortization of $587,111                                       1,567,410
                                                                   ------------

                                                                   $  3,007,439
                                                                   ============

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
       Accounts payable                                            $    146,437
       Accrued liabilities                                               36,955
                                                                   ------------

             Total current liabilities                                  183,392
                                                                   ------------


Class A special shares, no par value, 700,000
       shares authorized, issued and outstanding                        453,900
                                                                   ------------

Stockholders Equity
       Common stock, $0.001 par value, 100,000,000
             shares authorized; 49,349,490 shares
             issued and outstanding                                      49,348
       Additional paid-in capital                                    11,880,083
       Accumulated deficit                                           (9,559,284)
                                                                   ------------

             Total stockholders' equity                               2,370,147
                                                                   ------------

                                                                   $  3,007,439
                                                                   ============



    The accompanying notes are an integral part of these financial statements


                                       F2





                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                          Nine Months Ended            Three Months Ended
                                                            September 30,                 September 30,
                                                        2003            2002           2003            2002
                                                   ------------    ------------    ------------    ------------
Revenue
       Net sales                                   $  1,359,226    $  1,537,804    $    303,974    $    613,260

Cost of sales                                           650,954         943,750         161,645         293,280
                                                   ------------    ------------    ------------    ------------

Gross profit                                            708,272         594,054         142,329         319,980
                                                   ------------    ------------    ------------    ------------

Operating expenses
       Research and development                             520          15,189            --             8,220
       Professional fees                                118,179         114,665          39,445          54,427
       Consulting fees                                   30,899         123,187          10,715          11,042
       Marketing, office & general costs                911,478       1,034,709         292,485         320,597
       Officer's compensation and directors fees        136,609         160,679          55,828          37,954
                                                   ------------    ------------    ------------    ------------

                                                      1,197,685       1,448,429         398,473         432,240
                                                   ------------    ------------    ------------    ------------

Net loss                                           $   (489,413)   $   (854,375)   $   (256,144)   $   (112,260)


Loss per share information
Basic and diluted                                  $     (0.010)   $     (0.022)   $     (0.005)   $     (0.003)


Weighted average number of shares outstanding        48,687,141      39,168,262    49,349,490        39,075,318












    The accompanying notes are an integral part of these financial statements



                                       F3




                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)




                                       Common Stock           Additional         Accumulated
                                   Shares         Amount    Paid-In Capital        Deficit           Total
                                   ------         ------    ---------------        -------           -----

January 1, 2003                 47,352,194    $     47,351    $ 11,635,080    $ (9,069,871)   $  2,612,560

Net loss                                                                          (489,413)       (489,413)

Exercise of warrants               544,354             544            (544)

Proceeds from third traunch
   of private placement          1,452,942           1,453         245,547                         247,000
                              ------------    ------------    ------------    ------------    ------------


September 30, 2003              49,349,490    $     49,348    $ 11,880,083    $ (9,559,284)   $  2,370,147
                              ============    ============    ============    ============    ============















    The accompanying notes are an integral part of these financial statements



                                       F4





                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                           2003          2002
                                                        ----------   ----------
Net loss                                                $ (489,413)  $ (854,375)

Adjustments to reconcile net loss to
  net cash used in operating activities:

       Depreciation                                         88,405       83,673
       Amortization                                        160,768      160,090
       Non-cash compensation and services                     --         79,085
       Change in operating assets and liabilities          (28,025)    (190,834)
                                                        ----------   ----------

Net cash used in operating activities                     (268,265)    (722,361)
                                                        ----------   ----------

Investing activities:

       Acquisition of property and equipment               (27,111)     (29,277)
       Increase in patents and trademarks                  (13,850)        (421)
                                                        ----------   ----------

Net cash used in investing activities                      (40,961)     (29,698)
                                                        ----------   ----------

Financing activities:

       Notes payable                                          --        239,000
       Issuance of common stock                            247,000      217,340
       Officer's note, shareholder and advances             71,474
                                                        ----------   ----------

Net cash provided by financing activities                  247,000      527,814
                                                        ----------   ----------

Net decrease in cash                                       (62,226)    (224,245)

Cash, beginning of period                                  110,784      243,830
                                                        ----------   ----------


Cash, end of period                                     $  48,558    $   19,585
                                                        ==========   ==========


Non cash financing activities
       Exercise of warrants                             $      544   $     --
                                                        ==========   ==========



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

The accompanying condensed consolidated financial statements reflect, in the opinion of management, all adjustments (consisting primarily only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the three and nine months ended September 30, 2003 are not necessarily indicative of results to be expected for the entire year ending December 31, 2003.

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




                                       F6

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 2 - ACCOUNTS RECEIVABLE AND CONCENTRATIONS OF CREDIT RISK

The Company monitors its customer's receivables and while it may, on occasion, request advance payments, it generally does not require collateral from those customers. One customer of the Company's ESW America, Inc. subsidiary accounted for 38% of consolidated product revenues for the nine months ended September 30, 2003 and two customers accounted for 60% and 13% respectively, of accounts receivable as of September 30, 2003. Management periodically reviews Accounts Receivable and believes that no reserve or allowance is currently necessary.


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

In December 2002, The FASB issued SFAS No. 148 ACCOUNTING FOR STOCK-BASED COMPENSATION, TRANSITION AND DISCLOSURE. SFAS No 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition and annual disclosure requirements of SFAS No. 148 are effective for fiscal years ended after December 15, 2002. The interim disclosure requirements of SFAS No. 148 are effective for interim periods beginning after December 15, 2002. The adoption of the provisions of SFAS No. 148 did not have a material impact on the Company's consolidated financial statements. The Company modified its disclosures in its quarterly reports commencing with the quarter ended March 31, 2003, as provided for in the new standard.





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


NOTE 4 - ISSUANCE OF COMMON STOCK

In March of 2003, the Company completed the third traunch of a Unit Placement and issued 1,452,942 units for $247,000, net of costs. Under the terms of the Unit Placement, the subscription price was $0.17 per unit and each unit consists of one share of common stock and one warrant to purchase one-half share of common stock. Each warrant has an exercise price of $0.15, and can only be exercised in even lots for full shares.

In May 2003, 750,000 warrants (issued in 2000) were exercised. Utilizing a "cashless" feature (as defined in the warrants), 544,354 shares of common stock were issued.








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

In August 2003, the board of directors ratified the issuance of 650,000 options at an exercise price of $0.27 (fair-market-value on date of grant) per share as compensation for their service on the board. The options expire ten years from the date of grant and vest over a three year period.

In November 2003, the board of directors ratified the employment contract of the Chief Executive Officer, which included the issuance of 2,000,000 options at an exercise price of $0.66 (110% of fair-market value on the date of grant) per share. They expire in five years from the date of issuance and vest over a two year period with one-third vesting immediately. (See Note 6 for details of the employment contract).

Had compensation cost for the company's stock option plan been determined on the fair value at grant date consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been as follows:

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

PRO FORMA INFORMATION
                                    NINE MONTHS ENDED SEPTEMBER 30,  THREE MONTHS ENDED SEPTEMBER 30,
                                        2003            2002             2003             2002
                                     --------------------------------------------------------------
Net loss - as reported               $ (489,413)     $ (854,375)     $ (256,144)      $  (112,260)
Deduct: Total stock-based
        compensation expense
        determined under fair
        value based method, net        (434,867)            --         (420,767)            --

                                    --------------------------------------------------------------

Net earnings - pro forma             $ (924,280)     $ (854,375)     $ (676,911)      $  (112,236)
                                    ==============================================================


Basic and diluted loss per share -
            as reported              $   (0.010)     $   (0.022)     $   (0.005)      $    (0.003)
                                    ==============================================================

            pro forma                $   (0.019)     $   (0.022)     $   (0.014)      $    (0.003)
                                    ==============================================================


SFAS No. 123 requires that the fair value of options and warrants issued to non-employees for goods and services be recorded in the financial statements as an expense.

In May 2002, the board of directors authorized the issuance of 200,000 options exercisable at $0.01 per share that expired October 1, 2002. The Company recorded compensation expense of $68,000. The Board of Directors approved an additional 20,000 options and the Company recorded compensation expense of $6,800 in the Quarter ended September 30, 2002.

In February 2002, the board of directors authorized the issuance of 50,000 options at an exercise price of $0.52 per share. The options expire three years from the date of issuance. The Company recorded compensation expense of $4,285.


NOTE 6 - EMPLOYMENT AGREEMENTS

On September 10, 2003 the Company entered into three employment agreements with its Chief Executive Officer and two other executives that expire on September 30, 2005. All three employees are members of the board of directors.

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Under his agreement, Mr. John Donohoe, the Chief Executive Officer, shall receive an annual base salary of $75,000 plus monthly-reimbursed expenses not to exceed $2,000. In addition, he shall receive $37,500 on a quarterly basis. Additionally, Mr. Donohoe was granted options to purchase 2,000,000 shares of common stock at 110% of fair market value ($0.66 exercise price) and vests as follows: (i) one-third immediately; (ii) one-third on the first anniversary of this agreement; and (iii) one-third on the second anniversary of this agreement. In the event of a "change of control" as defined, all un-vested options vest immediately. If Mr. Donohoe meets certain goals, as defined in the agreement, he is entitled to receive options to purchase 500,000 shares of common stock at 110% of fair market value ($0.66 exercise price per share).

Pursuant to their employment contracts, both the Technical Director of R & D and the Senior Vice President of Sales and Business Development shall each receive annual salaries of $75,000 and a vehicle allowance of $6,000. In addition, each shall receive an additional $18,750 on a quarterly basis. If there is a "change in control" as defined in the agreements prior to the contract's expiration, they will each be entitled to a bonus of $100,000 and options to acquire 250,000 shares of common stock at 110% of fair market value (with a maximum of $0.66 per share)

All stock options per the above agreements have an exercise period of five years from the date of grant.


NOTE 7 - RELATED PARTY TRANSACTIONS

As of September 30, 2002, a director of the Company was owed $267,974 for business travel and related expenses. The amounts expensed in office, travel, and other costs were $102,134. This director also had a non-interest bearing note payable to him by the Company in the sum of $15,000.

During the Quarter ended September 30, 2002, the current Chairman advanced $280,000 to the Company pursuant to a short-term note. The Company was also obligated to a director and shareholder for an $80,000 non-interest bearing note together with an additional loan of $4,000 at September 30, 2002.

During the nine-month periods ended September 30, 2003 and 2002, the Company paid shareholders and their affiliates $25,757 and $160,679, respectively for various services rendered. No one transaction exceeded $60,000.

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 8 - LITIGATION

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

The Company's products have been extensively tested and management believes they demonstrate superior performance to comparable competing products. ESW's customers have applied the Company's products to meet their own needs, and have, in certain instances, received certification by the Environmental Protection Agency (EPA), the California Air Resources Board (CARB) and other authorities. Customers have had their engines certified using the Company's Clean Cat (R), Pro Cat (TM), Quiet Cat (TM) and Air Sentinel (TM) products. The Company's products are now being marketed both domestically and internationally, including in such countries as China, India and Mexico.

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


RESULTS OF OPERATIONS


THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002:

The Company has continued to expand its product offerings to meet the needs of its existing customers and to expand its customer base. While it has been successful in expanding its customer base, there may still be occasions when the Company experiences reduced revenue, due to the timing and other needs of its customers. While the Company has adequate resources to carry on its existing work on hand, it does not deem it advisable at this time to produce large amounts of completed inventory significantly in advance of known customer requirements.

Revenue for the Quarter ended September 30, 2003 decreased approximately $309 thousand (50%) from the same period in 2002. Revenue for the current period was impacted by the return of products previously shipped to one customer. The Company believes the Customer may have been experiencing financial difficulties, and when it was unable to remit the customs duty payment associated with this earlier shipment, the Company agreed to allow that Customer to return the products for credit. Since the Company no longer produces or markets those particular products, it decided to scrap the material, and has reduced its basis in the returned product to its estimated net recoverable value. Another factor impacting revenue for the quarter was management's decision to shift its focus to accelerate both the gas and diesel certification projects. The time and resources spent in validating its technology with a major industry manufacturer and distributor has since resulted in the consummation of long-term marketing, distribution and preferred supplier agreements with this producer; which will undoubtedly enhance the Company's subsequent performance. Direct costs decreased by $132 thousand (45%); and as a result, gross profit declined to 46.8% from 52.2% in the year-ago period. The reduction in both revenue and direct costs are considered temporary and are not deemed to be of long-term adverse impact.

Operating expenses continued to decrease in the current quarter by $34 thousand as compared to the same period a year ago. As a result of the foregoing, together with the reduction in revenue, the Company recorded a loss of $256 thousand in the current quarter as compared to a loss of $112 thousand in the year ago period.

NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Revenue for the Nine Months period ended September 30, 2003 decreased by $179 thousand (12%) over the prior year, largely as the result of the current quarter matters discussed above. Cost of sales decreased by $293 thousand (31%); primarily as a result of better supplier pricing and improved efficiencies in operations.

Some of the pricing improvement is believed to have resulted from the Company's ability to pay its trade suppliers in a timelier manner. As a result, gross profit improved to 52.1% from 38.6% as compared to the year ago period.

Operating costs reflect reductions previously implemented, and decreased by $251 thousand or 17% from the year-ago period; primarily due to a decrease of $92 thousand in consulting fees and $123 thousand in travel expense from the year ago period.

The Company's loss of $489 thousand for the current year reflects a reduction of nearly 43% ($365 thousand) from the year ago period.


LIQUIDITY AND CAPITAL RESOURCES:

Cash declined by $62 thousand from the year-end, and working capital decreased by $34 thousand. More than half of the loss of $489 thousand consisted of non-cash expense, including $161 thousand in amortization and $88 thousand in depreciation. The decrease in working capital primarily results from an increase of inventory of $94 thousand and prepaid expense of $15 thousand offset by a decrease of $79 thousand in receivables and the foregoing decrease in cash.

Receivables decreased by 12% and the average age decreased by 8% to 117 days from 127 days at year-end. At September 30, 2003, two customers accounted for approximately 60% and 13%, respectively, of the Company's receivables. The Company monitors its receivables and maintains contact with its customers and does not presently consider any of its receivables to be a matter of undue concern.

Cash provided by financing activities amounted to $247 thousand in the current period as compared to $180 thousand in the same period a year ago; while cash used in operating activities decreased to $268 thousand from $722 thousand in the same period a year ago. Investing activities, net of disposals, increased to $41 thousand from $29 thousand as compared to the same period a year ago.

As has been the case in previous periods, more than fifty percent (50%) of the reported loss was in non-cash items, such as depreciation and amortization. The Company's business plan anticipated profitable operations would be achieved during the current fiscal year; however, sales and the timing of revenue continue to be somewhat unpredictable and contribute to the uncertainty of when profitable operations will be achieved. As the Company continues to mature and evolve to a more substantial and predictable level of business, we expect to eliminate our operating losses. We believe this objective will be achieved within the ensuing fiscal year at the latest.

Management understands that profitable operations are essential for the Company to become viable. The Company is, at present, unable to quantify the financial benefits resulting from the recently announced long-term marketing, distribution and preferred supplier agreements entered into with the Fleetguard Emission Solutions subsidiary of Cummins, Inc.; however, opportunities presented by these agreements are substantial. Our current financial resources should allow for a continuation of our existing operations through at least early to mid 2004.

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


ITEM 3. DEFAULTS UPON SENIOR SECURITIES:  NONE


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:  NONE


ITEM 5. OTHER INFORMATION:  NONE

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(A)        EXHIBITS:

           31.1 Certification of Chairman, Chief Executive Officer and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


           31.2 Certification of Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

           32.1 Certification pursuant to 18 U. S. C. Section 1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(B) REPORTS ON FORM 8-K:


           A Form 8-K report regarding Financial Statements and Regulation FD Disclosure was filed August 7, 2003 reporting the Company's unaudited second quarter financial results in the current fiscal year.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED: NOVEMBER 12, 2003
TELFORD, PA


                                         ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.


                                          BY:       /S/  JOHN A. DONOHOE, JR.
                                                    -------------------------
                                                    JOHN A. DONOHOE, JR.
                                                    CHAIRMAN, CHIEF EXECUTIVE
                                                    OFFICER AND PRESIDENT