Form 10QSB/A
period 2003-09-30
ENVIRONMENTAL SOLUTIONS WORLDWIDE INC
filed 2003-11-26
CIK 1082278

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-QSB/A
                                (AMENDMENT NO. 1)

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

                                EXPLANATORY NOTE


This amendment No. 1 to the Environmental Solutions Worldwide, Inc. report on Form 10-QSB (the "Original Filing") for the quarter ended September 30, 2003 (the "Amendment") includes an amendment to Part II, tem 6, the Exhibits and Reports on Form 8-K. The remaining portions of the Original Filing are not affected by this Amendment. This Amendment does not reflect the events occurring after the date of the Original Filing, or modify or update the disclosures contained in the Original Filing (including disclosures relating to risks, uncertainties and other factors that may affect our future performance) in any way, except for the inclusion of the exhibits annexed hereto.


                            PART II OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(A)      Exhibits

10.9 Employment Agreement between Registrant and John A. Donohoe, Jr. dated as of September 10, 2003

10.10 Employment Agreement between Registrant and Robert R. Marino dated as of September 10, 2003

10.11 Employment Agreement between Registrant and David J. Johnson dated as of September 10, 2003

31.1 Certification of Chairman, Chief Executive Officer and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification pursuant to 18 U.S.C. Section 1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


(B)      Reports on Form 8-K


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


DATED:     November 24, 2003
TELFORD, PA


                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.


                                          BY: /S/  JOHN A. DONOHOE, JR.
                                              JOHN A. DONOHOE, JR.
                                              CHAIRMAN, CHIEF EXECUTIVE OFFICER
                                              AND PRESIDENT