Form 10QSB/A
period 2003-09-30
ENVIRONMENTAL SOLUTIONS WORLDWIDE INC
filed 2004-03-12
CIK 1082278

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-QSB/A
                                (AMENDMENT NO. 2)

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

                                EXPLANATORY NOTE


This amendment No. 2 to the Environmental Solutions Worldwide, Inc. report on Form 10-QSB (the "Original Filing") for the quarter ended September 30, 2003 (the "Amendment") includes an amendment to Part II, item 6, the Exhibits and Reports on Form 8-K. The remaining portions of the Original Filing are not affected by this Amendment. This Amendment does not reflect the events occurring after the date of the Original Filing, or modify or update the disclosures contained in the Original Filing (including disclosures relating to risks, uncertainties and other factors that may affect our future performance) in any way, except for the inclusion of the exhibits annexed hereto.


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


DATED:   March 12, 2004
TELFORD, PA


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