Form 10KSB
period 2003-12-31
ENVIRONMENTAL SOLUTIONS WORLDWIDE INC
filed 2004-03-12
CIK 1082278

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR
                     15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  for the fiscal year ended - December 31, 2003

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-30392

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
               ---------------------------------------------------
               (Exact name of Company as specified in its charter)


              Florida                                      98-0346454
    ------------------------------                    ------------------
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

                         Common Stock, $0.001 Par Value
                         ------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES [X]   NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for its most recent fiscal year were $ 1,739,715

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $20,363,730 as of March 5, 2004 based upon the closing sale price reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the registrant.

There were 49,349,490 shares of the registrant's Common Stock outstanding as of March 5, 2004.

Transitional Small Business Disclosure Format. YES [ ] NO [X]

                                      INDEX

PART I                                                                  PAGE NO.
   ITEM 1     Description of Business                                        3
   ITEM 2     Description of Property                                        7
   ITEM 3     Legal Proceedings                                              7
   ITEM 4     Submission of Matters to a Vote of Security Holders            8

PART II
   ITEM 5     Market for Registrant's Common Equity and Related
                Stockholder Matters                                          9
   ITEM 6     Management's Discussion and Analysis or Plan of Operations    11
   ITEM 7     Financial Statements.                                         14
   ITEM 8     Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure.                        14
   ITEM 8A    Controls and Procedures                                       14

PART III
   ITEM 9     Directors, Executive Officers, Promoters and Control Persons,
                Compliance with Section 16 (a) of the Exchange Act.         16
   ITEM 10    Executive Compensation                                        16
   ITEM 11    Security Ownership of Certain Beneficial Owners
                and Management                                              16
   ITEM 12    Certain Relationships and Related Transactions                16
   ITEM 13    Exhibits and Reports on Form 8-K                              16
   ITEM 14    Principal Accountant Fees and Services                        17

                                     PART I

ITEM 1.  BUSINESS

GENERAL AND BUSINESS DEVELOPMENT

Environmental Solutions Worldwide, Inc. ("ESWW" or the "Company"), was formed in 1987 in the State of Florida as BBC Stock Market, Inc. ("BBC") as a development stage enterprise. ESWW did not engage in any significant business until January 1999 when it acquired all the issued and outstanding shares of BBL Technologies Inc., a private company based in Ontario, Canada ("BBL"). BBC subsequently changed its name to Environmental Solutions Worldwide, Inc. From 1999 to 2001, ESWW was a development stage company based in Ontario Canada. In 2002, ESWW relocated its executive offices to its manufacturing facility located at 132 Penn Avenue, Telford, Pennsylvania 18969. ESWW's telephone number is (215) 721-2188.

ESWW, through its wholly owned subsidiaries, is the assignee of Canadian and U.S. patents and/or patent pending applications covering catalytic converter technology for automotive and non-automotive uses. ESWW's subsidiaries also are the assignee of both Canadian and U. S. patents on spark plug/fuel injector technology for automotive use.

In 2001, ESWW formed three wholly owned subsidiaries:

o ESW America, Inc. (a Delaware corporation) which manufactures environmental products and performs air testing and environmental certification services;

o ESW Canada, Inc. (an Ontario corporation) which sells and markets the Company's products and services; and

o ESW Technologies, Inc. (a Delaware corporation) which has been formed to own ESWW's intellectual property and or rights to same.


PRINCIPAL PRODUCTS AND THEIR MARKETS:

The Company initially sought to develop catalytic converter technologies based on the manufacture of catalytic converters with a reduced use of precious metals. Changes in environmental legislation and the progressive needs of the industry presented an opportunity for the Company to refocus its business plan. During late 2000 and early 2001, the Company acquired certain equipment and technology that helped the Company implement a new business model, which focused on the production of traditional catalytic converter products containing proprietary substrates.

In early 2001, the Company launched its first commercially viable product, The Quiet Cat(TM), a product for small engine applications, which serves as a catalytic converter within the muffler unit. It developed commercially viable catalytic converter technologies both for diesel and gasoline products. The Clean Cat(R) product line is utilized in diesel applications and the Enviro Cat(TM) product line is employed in gasoline applications. The market for ESWW's products include manufacturers of engines for automotive products and other manufacturers of equipment using internal combustion engines together with the replacement markets for these products. The Company also launched its Air Sentinel(TM) product line targeted at the large-scale diesel engine market in late 2001.

The combined technologies of the Company's wire mesh substrate and wash coat, which contains precious metals, form the basis for the woven stainless steel mesh catalytic converter. This product can be produced in almost any size and shape. The wire mesh substrate creates a turbulent environment, which increases catalytic activity and serves as a filter of particulate matter, important in diesel emission control. The wash coat, which contains precious metals, is produced by a technique that is proprietary to the Company.

The Company's customers have applied the Company's products to meet their own needs, and have, where appropriate, received certification by the Environmental Protection Agency (EPA), the California Air Resources Board (CARB) and other authorities for products containing the Company's products as a component. Customers have had their engines certified using the Company's Clean Cat (R), Pro Cat (TM), Quiet Cat (TM) and Air Sentinel (TM) products. Its products are now being marketed both domestically and internationally, including in China, India and Mexico. ESWW offers, and is developing catalyst products which it believes will permit its customers to comply with environmental regulations now in effect and to become effective in the future.

The Company, through its subsidiaries, possesses the rights to U.S. and Canadian patents and/or pending patent applications, which combine spark plug and fuel injector technology. By combining the two devices to work together, it is believed that greater fuel efficiency and reduced toxic emissions can be achieved. However this has not been confirmed by production tests to date. The Company believes that a successfully developed product combining spark plug and fuel injector technology could be less expensive than separate individual devices.


THE BUSINESS OF THE COMPANY

The Company markets its products using the trade names, Clean Cat (R), Enviro Cat (TM), Quiet Cat (TM), Pro Cat (TM) and Air Sentinel (TM). These products are marketed for spark ignited and diesel engine emissions control, and range in sizes from utility applications to large industrial uses. Some of its products are presently being used by customers who have subsequently certified their engines using ESWW catalysts. In addition to manufacturing its own products, the Company has established relationships with outside catalytic converter assemblers and marketers that fabricate ready to install products that can incorporate the Company's substrates. This has allowed the Company to concentrate on its core technological competency, which is in the development and manufacture of catalyzed substrates. Management believes that if the Company increases its production efficiencies that it will lead to increased sales of its products provided the Company's technology remains current and market conditions remain favorable.


DISTRIBUTION METHODS OF PRODUCTS

The Company has developed certain relationships with manufacturers of engines for both automotive and other markets. ESWW has developed and employs a strategy whereby it sells products in two principal markets; direct to OEM (Original Equipment Manufacturers) producers such as automotive and industrial equipment manufacturers, and in sales to the aftermarket or replacement equipment market through centralized distributors with existing distribution markets. The Company relies on its own sales personnel, local trade magazines and trade shows to complement distribution of its products.

Prior to 2001, ESWW was a development stage company. Since 2001, when it began selling its spark ignited and emission control products, the Company has introduced:

o Clean Cat (R) is a catalytic converter designed to be utilized in diesel engines using ESWW's diesel substrate. The Clean Cat (R) system is ESWW's patented catalyst cleaning system.

o Particulate Reactor(TM) is a high efficiency diesel substrate designed to reduce particulate matter in diesel exhaust. It is also designed to reduce hydrocarbons, carbon monoxide and unpleasant odors.

o Quiet Cat(TM) is a combination of the Company's catalyst substrates products with a muffler. These systems can be manufactured for diesel, gasoline and alternative fueled internal combustion engines.

o    Enviro Cat(TM) is a three-way gasoline catalytic converter.

o Pro Cat(TM) is a three-way catalytic converter specifically designed for internal combustion engine applications that use liquid propane gas or liquid natural gas.

o Air Sentinel(TM) is a heavy-duty industrial catalytic converter/silencer for stationary engines. The Air Sentinel(TM) can be used on diesel, propane, natural gas and diesel fuel.


COMPETITION

Competition among companies that provide solutions for pollutant emissions from diesel, leaded and unleaded engines is intense. The Company faces direct competition from companies that market products that compete directly with its products with far greater financial, technological, manufacturing and personnel resources, including Corning, NGK and Emitec. Corning and NGK are the two major manufacturers of ceramic cores, which are integral components in current catalytic converter production, and Emitec is the major manufacturer of metal cores.

Other companies offer products that potential customers may consider to be acceptable alternatives to the Company's products and services. ESWW also faces direct competition with companies like Engelhard and Johnson Matthey, who purchase their substrates from others, and do further processing with their own formulas and fabrication for direct sale to the market place.

Newly developed products could be more effective and cost efficient than our current products or those we may develop in the future. ESWW also faces indirect competition in the form of alternative fuel consumption vehicles, such as those using methanol, hydrogen, ethanol and electricity.

RAW MATERIALS

The primary raw materials used in the manufacture of the Company's products includes, but is not limited to stainless steel, aluminized steel tubing, precious metals and components, all of which are generally available from multiple sources in the marketplace.

The Company does not anticipate a shortage in supply or a substantial increase in the cost of the raw materials it uses in the production of its products in the foreseeable future. While it currently relies on third party vendors to provide certain components for its products, it does not have any fixed commitments with its suppliers to provide supplies.


DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

While the Company only began the commercial sale of its products during Fiscal 2001, the Company recorded sales from approximately 35 customers in Fiscal 2003 as compared to 20 in Fiscal 2002. One of those customers accounted for 37% of the Company's revenue in Fiscal 2003. Two other customers each accounted for between 10% and 20% and two others for between 5% and 10%. The Company anticipates continuing its program to establish long-term relationships with its customers and expects to expand its customer base if its products become certified. While the Company diligently seeks to become less dependent on any one customer, it is likely that certain contractual relationships may result in one or more customers contributing to a significant portion of the Company's revenue in any given year.


PATENT AND TRADEMARKS

The Company through its subsidiaries holds both Canadian and US patents and pending applications covering its catalytic converter technology. The protections provided by patents and those sought by pending patents are important to ESWW's business, although management believes that no individual right is material to the Company's business at the present time. At present, the patent and or pending patents on which ESWW relies upon are assigned from a current officer and director and the Company is in the process of insuring these patents and pending applications are assigned unconditionally to the Company. There can be no assurance that these patents, combined with pending patent applications or existing or future trade secret protections that we seek will survive legal challenge, or provide meaningful levels of protection.

The Canadian patent only affords protection against the manufacture, use or sale of the patented technology within Canada. The US patent application for our diesel catalytic converter, Clean Cat(R) was filed on October 31, 2000 and has not been challenged as of this date. The Company does not presently have any worldwide patent protection nor does it have any immediate plans to file for protection in any foreign countries other than Canada. There can be no assurances that any patents the Company may have or have applied for or any agreements it has in place or enters into will protect its technology and or prevent competitors from employing the use of its design and production information.

Additionally, the Company possesses certain registered and pending trademarks. The Company considers the goodwill associated with its trademarks to be an important part of its developing product identity.


PRODUCT CERTIFICATION

To date, ESWW's customers have acquired, where necessary, certification using the Company's products from such authorities as the Environmental Protection Agency (EPA), Mexico Department of Ecology, California Air Resources Board
(CARB); and ESWW is also actively pursuing certification in its own name from the EPA, CARB and the Canada ETV.

MARKET:

The automotive/internal combustion engine marketplace is vast. The market includes automobiles, trucks, garden equipment, marine vehicles, specialty vehicles, stationary generators and large diesel equipment. Globally there is more than 65 million diesel and 475 million gasoline powered vehicles currently on the road with more than 10 million diesel and 30 million gasoline vehicles built worldwide annually. In North America alone there are more than 150,000 generators and standby generators that are powered by gas, diesel or alternative fuels. In addition to the Original Equipment Manufacturer (OEM) marketplace, many existing engines now require replacement converter components as their existing converters have either gone beyond their useful life, or due to more stringent regulations, require upgrade.

RESEARCH AND DEVELOPMENT

Prior to fiscal 2001, the Company was a research and development company. Starting in fiscal 2001, the Company began the transition from a development stage to an operating (manufacturing) company. During the last three fiscal years, $153,688 was spent on research and development activities.

EMPLOYEES

The Company and its subsidiaries presently employ 17 full-time and 4 part-time employees. The Company does not have any collective bargaining agreements and considers its relationship with its employees to be good.

ITEM 2.  PROPERTIES

The Company does not own real property. The Company leases an office/R&D/manufacturing facility at 132 Penn Avenue, Telford, Pennsylvania, containing approximately 25,000 square feet on a month-to-month lease for $5,000 monthly. The Company believes its current facilities are adequate for its present operations, but has begun identifying other available facilities should its business continue to increase.

The Company's wholly owned subsidiary, ESW Canada, Inc., also leases approximately 1,000 square feet of office space at 571 Chrislea Rd Woodbridge Ontario pursuant to a lease expiring in January 2006 for $1,250 monthly.

ITEM 3.  LEGAL PROCEEDINGS

During 2003, we settled an action commenced by the Securities and Exchange Commission ("SEC") for certain claimed violations of federal securities laws.

The SEC initially contacted the Company, and subsequently on November 29, 2000 the SEC's Ft. Worth, Texas office staff notified ESWW's securities counsel that it intended to recommend that an enforcement action be instituted against it. On March 7, 2001, the SEC's Ft. Worth, Texas district office, also notified Mr. Bengt Odner, a current director and former chairman, that it also intended to recommend an enforcement action against him individually. Subsequently on August 8, 2002, the SEC filed a civil lawsuit in the United States District Court for the District of Columbia claiming that ESWW, Mr. Odner and others purportedly associated both directly and/or indirectly with the Company allegedly violated certain anti-fraud, securities registration, periodic reporting, record keeping, beneficial ownership reporting, false statements to auditors and stock ownership disclosures provisions of federal securities laws from 1998 through 2000. The complaint sought injunctive relief against all defendants and fines and civil penalties from certain individual defendants. ESWW and Mr. Odner entered into individual stipulations and consents with the SEC that were confirmed by the United States District Court for the District of Columbia. Pursuant to the terms of the stipulation and consent, the Company is permanently enjoined from engaging in transactions, acts or practices which would constitute a violation of the securities laws. Any violation of the stipulation and consent would have an adverse effect on the Company's business.

ESWW has been advised that a statement of claim under the Ontario Class Proceeding Act was filed in December 2003 in the Ontario Superior Court of Justice against it, a current director and others alleging that it and other parties released and disseminated false and misleading statements about the Company's business from on or about March 1999 through March 2000. The complaint seeks damages of $100,000,000 and punitive damages of $20,000,000. ESWW has not yet been served with the statement of claim. The Company believes the claims to be without merit. If a legal proceeding is commenced by service of the claim, ESWW intends to contest the claims vigorously.

A claim was filed in Ontario, Canada for breach of an agreement claiming approximately $50,000 plus costs. The Company is defending itself against this action. Management believes a final determination of this claim will not have a material effect on the financial position or operating results of the Company.

In February 2004, the Company received a claim letter demanding $192,000 per the terms of a consulting agreement. No legal action has been instituted to date, however, in the event an action is commenced, the Company intends to vigorously contest any claims related to this matter.

The Company may also be a party to various legal actions, proceedings and pending claims arising in the normal course of its business. Management does not expect the outcome of any such claims or suits to have a material adverse effect on the Company's financial position or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

For discussion on the submission of matters to a vote of the security holders at the Company's 2003 Annual Meeting, please see the Company's report on Form 10-QSB for the period ended June 30, 2003.

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

The following table sets forth the high and low bid prices for the Common Stock for the quarters indicated, as reported by Bloomberg Reporting Service. Such market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions:

FISCAL 2003                           HIGH                   LOW

      1ST QUARTER                    $ 0.43                $ 0.09
      2ND QUARTER                      1.04                  0.22
      3RD QUARTER                      0.95                  0.50
      4TH QUARTER                      1.06                  0.52

FISCAL 2002                           HIGH                   LOW

      1ST QUARTER                    $ 0.42                $ 0.26
      2ND QUARTER                      0.39                  0.23
      3RD QUARTER                      0.23                  0.10
      4TH QUARTER                      0.15                  0.08

At March 5, 2004, there were approximately 190 holders of record of the Company's Common Stock. The Company estimates there are approximately 6,000 additional stockholders with stock held in street name. On February 17, 2004, there were 49,349,490 shares of common stock outstanding.


DIVIDENDS

The Company anticipates that for the foreseeable future, earnings, if any, will be retained for the development of its business. As such, the Company does not anticipate the payment of dividends on its Common Stock. The payment of future dividends will be determined by the Company's Board of Directors and will be dependent on earnings, anticipated capital requirements, the general financial condition of the Company and overall business conditions.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth securities authorized for issuance under equity compensation plans.

                      EQUITY COMPENSATION PLAN INFORMATION

                                              (A)                          (B)                        (C)
-------------------------------------- ---------------------- ------------------------- --------------------------------------------
            Plan Category              Number of Securities   Weighted-average          Number of securities remaining available for
                                       to be issued upon      exercise price of         for future issuance under equity
                                       exercise of out-       outstanding  options,     compensation plans (excluding securities in
                                       standing options,                                column (a)
                                       warrants and rights
-------------------------------------- ---------------------- ------------------------- --------------------------------------------
2002 Stock Option Plan (Approved by
Shareholders - 1,000,000 shares)             760,000                    $0.30                             240,000

-------------------------------------- ---------------------- ------------------------- --------------------------------------------

In addition to the Company's 2002 Stock Option Plan, as of September 10, 2003, the Company with Board approval, entered into an employment agreement with its current Chairman John A. Donohoe, Jr. as Chief Executive Officer and President. The Contract provides for a base salary of seventy five thousand dollars ($75,000) per annum and additional salary of one hundred and fifty thousand dollars ($150,000) on an annual basis payable quarterly in increments of thirty seven thousand five hundred dollars ($37,500) or at the sole option of the Company's sitting compensation committee, quarterly payments of additional salary may be in the form of restricted common stock of the Company based on the average "ask price" as reported on Bloomberg Reporting Service for the twenty
(20) trading days immediately preceding the last day of the applicable quarter and the first twenty (20) trading days of the proceeding quarter.

Under his employment agreement, Mr. Donohoe is also entitled to incentive compensation during the term of his agreement whereby he will receive 500,000 stock options with an exercise price of $0.66 (110% of the fair market value of the Company's common stock as of the date of award), with the provision that the options are to vest only upon the Company achieving two (2) consecutive quarters of at least $50,000 pre-tax profit during the term of this agreement. The options awarded as incentive compensation have an exercise period of five (5) years from the date his agreement.

Mr. Donohoe was also granted 2,000,000 stock options with an exercise price of $0.66 (110% of the fair market value of the Company's common stock as of the date of award) vesting (to the extent Mr. Donohoe remains an employee of the Company) as follows,: (i) 33.3% of such options shall vest on the effective date of the employment agreement; (ii) 33.3% vesting on the first anniversary of the employment agreement; and (iii) 33.4% vesting on the second anniversary of the employment agreement. The Stock Options shall have an exercise period of five
(5) years from the date of award. In the event of a change of control, all un-vested options will vest immediately.

There are no registration rights associated with the shares of common stock underlying the options and/or shares of common stock and Mr. Donohoe has agreed to a lockup on the sale of any shares acquired upon exercise of the Stock Options from the date of exercise of same.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere in this Form 10-KSB.

GENERAL

In 2001 the Company emerged from a development stage enterprise and commenced operations. It acquired equipment and technology in early 2001 and commenced the manufacture and sale of small engine catalytic muffler products. These products were introduced under the Quiet Cat(TM) name. Following its launch, the Company realized increased orders for its products, as well as requests to develop additional products. By mid 2001 the Company had developed commercially viable catalytic converter technology for both diesel and gasoline products. The combined technologies of the wire mesh substrate and the wash coat forms the basis for the woven stainless steel mesh catalytic converter. This product can be produced in almost any size and shape. The wire mesh substrate creates a turbulent environment, which increases catalytic activity and serves as a filter of particulate matter, important in diesel emission control.

ESWW's customers have applied the Company's products to meet their own needs, and have, where appropriate, received certification by the Environmental Protection Agency (EPA), the California Air Resources Board (CARB) and other authorities. Customers have had their engines certified using the Company's Clean Cat (R), Pro Cat (TM), Quiet Cat (TM) and Air Sentinel (TM) products. The Company's products are now being marketed both domestically and internationally, including in such countries as China, India and Mexico.

In March 2001, the Company achieved full compliance with ISO 9001:2000, the standards developed by the International Organization for Standardization which provide an international benchmark for quality systems and foundation for continuous improvement and assurance in design, development and manufacturing. ISO mandates the Company follow strict quality procedures, administrative protocol and safety procedures to a recognized international standardized code. ISO auditors confirm compliance by auditing the Company periodically. The Company passed its most recent audit, and believes it is in full compliance with the ISO requirements. An ISO certification is essential for the Company to do business with many export customers.

YEARS ENDED DECEMBER 31, 2003 AND 2002

RESULTS OF OPERATIONS

Revenue for 2003 decreased to $1.7 million from $1.9 million in 2002, or 8.5%. Much of the decrease in revenue occurred in the second half of the year as compared to the year-ago period, and is attributable to the Company's focus on completing the gas and diesel certifications of its products. Cost of sales decreased disproportionately by 15%, and as a result gross profit actually improved by nearly 8% to 50.9% as compared to 47.3% in 2002.

Operating costs continued to decrease by $366 thousand or 18.1% to $1.65 million, as the Company reduced its dependence on outside professionals and consultants ($194 thousand) and continued its efforts to reduce other operating expenses as reflected by the reduction in marketing, office and general and administrative costs ($127 thousand).

Due to the continued reduction in operating costs, the Company was able to reduce its loss from operations to $770 thousand, a reduction of $353 thousand or more than 31% from fiscal 2002 when the Company reported a loss of $1.12 million.

As the Company evolves, it continues to refine its business plan. As discussed above, the efforts to complete the gas and diesel certifications led to the consummation of long-term marketing, distribution and preferred supplier agreements with a major producer. Based on current business conditions, a continuing increase in inquiries, and specific discussions with several existing customers, the Company, subject to certain factors that may be beyond its control, anticipates achieving profitable operations during Fiscal 2004 and for the Fiscal Year.

LIQUIDITY AND CAPITAL RESOURCES

The Company's cash and equivalents decreased by $24 thousand and its working capital decreased by $236 thousand in Fiscal 2003 as a result of the Company's continuing operating losses.

The operating loss of $770 thousand was substantially funded through non-cash expenses of $333 thousand, the sale of common stock of $247 thousand and the collection of accounts receivable of $250 thousand offset by an increase in inventory of $103 thousand. Relatively insignificant increases in property, patents and trademarks were offset by similar increases in accounts payable.

While the Company diligently pursues viable operations, it may need to obtain either additional equity or debt financing to enable it to sustain the level of operations that it believes will be necessary to achieve and maintain profitable operations. It believes the exercise of options and warrants may provide some additional equity funds during Fiscal 2004.

YEAR ENDED DECEMBER 31, 2002 AND 2001

RESULTS OF OPERATIONS

Revenue for 2002 increased to $1.9 million from $716 thousand in 2001, or 166%. The increase in revenue is attributable to increased orders received and produced during the year. Cost of sales increased proportionately, and as a result gross profit remained reasonably stable. Gross profit for fiscal 2002 was 47.3% as compared to 48.6% in 2001, a decrease of 2.7%.

Operating costs continued to decrease, by $1.01 million or 33.4% to $2.02 million, as the Company reduced its dependence on consultants ($857 thousand), officers' compensation ($22 thousand) and general and administrative costs ($135 thousand).

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


FORWARD-LOOKING STATEMENTS

This Form 10-KSB contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any modifications or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. In connection with the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions readers that actual financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Risks and uncertainties inherent in forward-looking statements include, but are not limited to:

o    ESWW's ability to obtain financing needed to fund its ongoing operations.

o The Company's operating results may fluctuate due to regulatory, marketing and competitive factors over which it has little or no control.

o The Company does not maintain a significant level of product liability insurance.

o ESWW has limited experience in manufacturing its products and little experience in manufacturing products in commercial quantities.

o The Company is dependent on a few major customers for a significant portion of its revenue.

o The Company faces intense competition and rapid technological advances by competitors.

o Joint ventures and/or relationships entered into or sought by the Company for development and sale of its products.

o Certification of ESWW's products by various governmental agencies including but not limited to the Environmental Protection Agency (EPA), California Air Resources Board (CARB) and the ETV Canada.

o Costs and availability of raw materials, including precious metals necessary for the production of the Company's products.

o Developments with respect to intellectual property, patents or proprietary rights.

o Changes in environmental policy or regulations in the United States or abroad.

o    Fluctuations in market demand for and supply of the Company's products.

o Litigation against the company that may direct resources away from business development.


ITEM 7.  FINANCIAL STATEMENTS

Consolidated Financial Statements are found immediately following the signature page of this Form 10-KSB on pages F-1 through F-16


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


NONE.


ITEM 8A  CONTROLS AND PROCEDURES

(a)      EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURE

         Under the supervision and with the participation of management, ESWW has evaluated the effectiveness of the design and operation of its disclosure controls and procedures within 90 days of the filing date of this annual report.

         Based on our evaluations, we have concluded that those disclosure controls and procedures are effective in timely alerting management to material information relating to the Company required to be included in the Company's periodic SEC filings. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

         Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports it files under the Exchange Act is accumulated and communicated to management as appropriate, to allow timely decisions regarding required disclosure.

(b)  CHANGES IN INTERNAL CONTROLS

      Not applicable.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The information required by this item will be included in the Proxy Statement with respect to the 2004 Annual Meeting of Stockholders to be filed with the Commission within 120 days following December 31, 2003 under the captions "Election of Directors," and "Directors and Executive Officers of the Registrant" and is incorporated herein by this reference as if set forth in full herein.

ITEM 10. EXECUTIVE COMPENSATION

         The information required by this item will be included in the Proxy Statement with respect to the 2004 Annual Meeting of Stockholders to be filed with the Commission within 120 days following December 31, 2003 under the captions "Summary Annual Compensation Table," "Option Grants during Fiscal Year 2003," "Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values," and "Remuneration of Non-Management Directors" and is incorporated herein by this reference as if set forth in full herein.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information required by this item will be included in the Proxy Statement with respect to the 2004 Annual Meeting of Stockholders to be filed with the Commission within 120 days following December 31, 2003 under the caption "Security Ownership of Certain Beneficial Owners" and is incorporated herein by this reference as if set forth in full herein.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item will be included in the Proxy Statement with respect to the 2004 Annual Meeting of Stockholders to be filed with the Commission within 120 days following December 31, 2003 under the caption "Certain Relationships and Related Transactions" and is incorporated herein by this reference as if set forth in full herein.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

a) Exhibits are incorporated by reference to the Index of Exhibits provided at the end of this Report on Form 10-KSB. Also incorporated by reference are all exhibits filed on the Company's Registration Statement on Form S-2, which became effective on February 17, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES: The Company paid its principal accountant $36,000 and $30,000 in audit fees for the audit of the Company's annual financial statements and review of financial statements included in its Form 10-QSB for 2003 and 2002, respectively.

TAX FEES:   The Company paid its principal accountant $5,000 for tax
            compliance for 2003.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned; thereunto duly authorized this 12th day of March 2004 in the Town of Telford and the Commonwealth of Pennsylvania.

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                                  (Registrant)



                        BY:  /S/ JOHN A. DONOHOE, JR.
                             ------------------------------------------
                             John A. Donohoe, Jr.
                             Chairman, President, Chief Executive
                             Officer and Acting Chief Financial Officer



Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below, by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURES                              TITLE                       DATE

/S/ JOHN A. DONOHOE, JR.       Chairman, President, Chief      March 12, 2004
---------------------------    Executive Officer and Acting
John A. Donohoe, Jr.           Chief Financial Officer


/S/ ROBERT R. MARINO           Vice President                  March 12, 2004
---------------------------    and Director
Robert R. Marino


/S/ DAVID J. JOHNSON           Director                        March 12, 2004
---------------------------
David J. Johnson

/s/ BENGT G. ODNER
---------------------------    Director                        March 12, 2004
Bengt G. Odner


/S/ WILLIAM J. SIFER           Director                        March 12, 2004
---------------------------
William J. Sifer

/S/ NITIN M. AMERSEY
---------------------------    Director                        March 12, 2004
Nitin M. Amersey


/S/ BARRY L. GROSS             Director                        March 12, 2004
---------------------------
Barry L. Gross


/S/ ARTHUR V. CONOVER, III     Controller                      March 12, 2004
---------------------------
Arthur V. Conover, III

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders' of Environmental Solutions Worldwide, Inc.

We have audited the accompanying consolidated balance sheet of Environmental Solutions Worldwide, Inc. as of December 31, 2003 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Environmental Solutions Worldwide, Inc. as of December 31, 2003 and the results of its operations and cash flows for the years ended December 31, 2003 and 2002 in accordance with accounting principles generally accepted in the United States of America.

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

/s/ Goldstein and Morris CPA's, P.C.
------------------------------------
New York, New York
February 26, 2004



                                       F1

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 2003



ASSETS
Current assets
      Cash and cash equivalents                                    $     86,886
      Accounts receivable                                               371,940
      Inventory                                                         258,971
      Prepaid expenses                                                   14,619
      Other current assets                                               39,982
                                                                   ------------

           Total current assets                                         772,398

Property and equipment, net of accumulated
      depreciation of $332,910                                          467,582

Patents and trademarks, net of accumulated
      amortization of $639,530                                        1,514,992
                                                                   ------------

                                                                   $  2,754,972
                                                                   ============

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
      Accounts payable and accrued expenses                        $    211,610
      Shares subject to mandatory redemption
           Class A special shares, no par value, 700,000
           shares authorized, issued and outstanding                    453,900
                                                                   ------------

           Total current liabilities                                    665,510
                                                                   ------------


Stockholders Equity
      Common stock, $0.001 par value, 100,000,000
           shares authorized; 49,349,490 shares
           issued and outstanding                                        49,348
      Additional paid-in capital                                     11,880,083
      Accumulated deficit                                            (9,839,969)
                                                                   ------------

           Total stockholders' equity                                 2,089,462
                                                                   ------------

                                                                   $  2,754,972
                                                                   ============



         See accompanying notes to the consolidated financial statements


                                       F2

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                       2003             2002
                                                   ------------    ------------
Revenue
      Net sales                                    $  1,739,715    $  1,902,297

Cost of sales                                           853,098       1,002,554
                                                   ------------    ------------

Gross profit                                            886,617         899,743
                                                   ------------    ------------

Operating expenses
      Consulting fees                                    45,236         193,086
      Marketing, office & general costs               1,389,479       1,607,387
      Officer's compensation and directors fees         222,000         222,600
                                                   ------------    ------------

                                                      1,656,715       2,023,073
                                                   ------------    ------------

Net loss                                           $   (770,098)   $ (1,123,330)
                                                   ============    ============


Loss per share information
Basic and diluted                                  $     (0.016)   $     (0.028)
                                                   ============    ============


Weighted average number of shares outstanding        48,854,089      40,673,030
                                                   ============    ============




         See accompanying notes to the consolidated financial statements


                                       F3

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

                                          COMMON STOCK            ADDITIONAL      ACCUMULATED
                                     SHARES          AMOUNT     PAID-IN CAPITAL     DEFICIT         TOTAL
                                 ------------    ------------    ------------    ------------    ------------
January 1, 2002                    39,467,374    $     39,467    $ 10,118,419    $ (7,946,541)   $  2,211,345

Net loss                                 --              --              --        (1,123,330)     (1,123,330)

Private placement shares
  issued, net                       7,294,820           7,294       1,220,826            --         1,228,120

Issuance of shares on exercise
  of options                        1,235,000           1,235          11,115            --            12,350

Options and warrants issued
  for services rendered                  --              --            79,085            --            79,085

Stock subscription receipts              --              --           204,990            --           204,990

Cancellation of stock
  subscriptions                      (645,000)           (645)            645            --              --
                                 ------------    ------------    ------------    ------------    ------------

December 31, 2002                  47,352,194          47,351      11,635,080      (9,069,871)      2,612,560

Net loss                                 --              --              --          (770,098)       (770,098)

Exercise of warrants                  544,354             544            (544)           --              --

Proceeds from third traunch
  of private placement              1,452,942           1,453         245,547            --           247,000
                                 ------------    ------------    ------------    ------------    ------------
December 31, 2003                  49,349,490          49,348      11,880,083      (9,839,969)      2,089,462
                                 ============    ============    ============    ============    ============




         See accompanying notes to the consolidated financial statements


                                       F4

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                         2003           2002
                                                      ----------    -----------
Net loss                                             $  (770,098)   $(1,123,330)

Adjustments to reconcile net loss to net
  cash used in operating activities:
         Depreciation                                    118,795        112,715
         Amortization                                    214,569        212,508
         Non-cash compensation and services                 --           79,085
Increase (decrease) in cash flows form operating
  activities resulting from changes in:
         Accounts receivable                             289,964       (545,386)
         Inventory                                      (103,351)       (21,919)
         Prepaid expenses and other current assets        (5,425)        57,670
         Accounts payable                                (38,763)        27,347
         Accrued expenses                                 69,615           --
                                                     -----------    -----------

Net cash used in operating activities                   (224,694)    (1,201,310)
                                                     -----------    -----------

Investing activities:
         Acquisition of property and equipment           (30,971)       (55,275)
         Increase in patents and trademarks              (15,233)           (21)
                                                     -----------    -----------

Net cash used in investing activities                    (46,204)       (55,296)
                                                     -----------    -----------

Financing activities:
         Proceeds from short-term debt                      --          325,074
         Proceeds from private placements and
            subscriptions receivable                     247,000        961,460
         Repayment of debts                                            (162,974)
                                                     -----------    -----------

Net cash provided by financing activities                247,000      1,123,560
                                                     -----------    -----------

Net decrease in cash                                     (23,898)      (133,046)

Cash, beginning of year                                  110,784        243,830
                                                     -----------    -----------


Cash, end of year                                    $    86,886    $   110,784
                                                     ===========    ===========


Supplemental disclosures:
   Non cash investing and financing activities
      Exercise of warrants                           $       544    $      --
      Conversion of short-term debt into common
           stock included in private placement              --          484,000


         See accompanying notes to the consolidated financial statements

                                       F5

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

The Company was incorporated in the state of Florida as BBC Stock Market, Inc. ("BBC") and was inactive until January 29, 1999 when it acquired 100% of the issued and outstanding common shares of BBL Technologies Inc. ("BBL"), a private Ontario, Canada corporation (see Note 3). On February 19, 1999 the Company changed its name to Environmental Solutions Worldwide, Inc. ("the Company, or "ESWW").

On January 11, 2001, the Company acquired equipment and patents (see Note 3), which allowed the company to commence operations. Accordingly, the Company's financial statements for all periods prior to January 1, 2001 were presented as a development stage enterprise, as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 7. In the first quarter of 2001, the Company commenced operations in Telford, Pennsylvania and began selling its catalytic products and testing services to customers worldwide. As a result, ESWW exited the development stage in the quarter ended March 31, 2001.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the company as a going concern. The Company, however, has sustained continuing operating losses and presently lacks a sufficient source of commercial income, which creates uncertainty about the Company's ability to continue as a going concern. The Company's ability to continue operations as a going concern and to realize its assets and to discharge its liabilities is dependent upon obtaining additional financing sufficient for continued operations as well as the achievement and maintenance of a profitable level of operations. Management believes the current business plan if successfully implemented may provide an opportunity for the Company to achieve profitable operations and allow it to continue as a going concern.


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, ESW America, Inc., ESW Technologies, Inc., ESW Canada, Inc. and BBL Technologies, Inc. All significant intercompany transactions are eliminated.

ESTIMATES

The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported period. Actual results could differ from those estimates.

CONCENTRATIONS OF CREDIT RISK

The Company's cash balances, which are maintained in various banks, are insured up to $100,000 for each bank by the Federal Deposit Insurance Corporation. The balances at times may exceed these limits.

Accounts Receivable and Concentrations of Credit Risk: The Company performs on-going credit evaluations of its customer's financial condition and generally does not require collateral from those customers. Three of those customers accounted for 37%, 16% and 12%, respectively of the Company's revenue in Fiscal 2003 and 62%, 5% and 9%, respectively of its accounts receivable as of December 31, 2003.




                                       F6

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is estimated and recorded based on management's assessment of the credit history with the customer and current relationships with them. On this basis management has determined that no allowance for doubtful accounts was required as of December 31, 2003.

INVENTORIES

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

PATENTS AND TECHNOLOGY

Patents and technology consist primarily of the costs incurred to acquire them from an independent third party (See Note 3). SFAS No. 142 requires intangible assets with a definite life be tested for impairment whenever events or circumstances indicate that a carrying amount of an asset (or asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated discounted cash flow used in determining the fair value of the asset.

Patents and technology are being amortized on a straight-line basis over their estimated life of ten years. Amortization expense for the years ended December 31, 2003 and 2002 were $214,569 and $212,508, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value amounts of cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses approximate fair value because of the short maturity of these items.

REVENUE RECOGNITION

The Company derives revenue primarily from the sale of its catalytic products. In accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements", revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the amount is fixed and determinable, risk of ownership has passed to the customer and collection of the resulting receivable is reasonably assured.

The Company also derives revenue (less than 10% of total revenue) from providing air testing and environmental certification services. Revenue from these services are recognized upon performance.

EARNINGS (LOSS) PER COMMON SHARE

The basic earnings (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the year. Common stock equivalents are excluded from the computation of diluted earnings (loss) per share when their effect is antidilutive.




                                       F7

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company follows SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the assets' carrying amounts may not be recoverable.

In performing the review for recoverability, if future undiscounted cash flows (excluding interest charges) from the use and ultimate disposition of the assets are less than their carrying values, an impairment loss is recognized. No impairment loss has been required for the years ended December 31, 2003 and 2002.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2003, the Financial Accounting Standards Board's ("FASB") issued SFAS No. 132 (revised 2003), "Employers' Disclosures about Pensions and Other Post Retirement Benefits" ("SFAS 132R"). SFAS 132R revises the disclosures for pension plans and other post retirement benefit plans. The adoption of this statement does not impact the Company's historical or present financial statements, as the Company does not have a pension plan and does not offer any other post retirement benefits.




                                       F8

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

In December 2003, The FASB issued FASB Interpretation ("FIN") No. 46 (Revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46R"), which requires variable interest entities (commonly referred to as SPEs) to be consolidated by the primary beneficiary of the entity if certain criteria are met. FIN No. 46R is effective immediately for all new variable interest entities created or acquired. The adoption of this statement does not impact the Company's historical or present financial statements, as the Company has not created or acquired any variable interest entities, nor does it expect to in the future.

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity". SFAS 150 requires that certain instruments classified as part of stockholders' equity and liabilities be classified as liabilities. The Company has reclassified the Class A Special Shares to current liabilities (see Note 3).

In December 2002, The FASB issued SFAS No. 148 "Accounting for Stock-based Compensation, Transition and Disclosure". SFAS No 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The adoption of the provisions of SFAS No. 148 did not have a material impact on the Company's consolidated financial statements. The Company modified its disclosures in its quarterly reports commencing with the quarter ended March 31, 2003, as provided for in the new standard.

In November 2002, the Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 00-21, "Revenue Arrangements with Multiple Deliverables". EITF No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and or rights to use assets. The provisions of EITF No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company believes that its current accounting is consistent with the provisions of EITF 00-21 and therefore the provisions of EITF 00-21 do not have a material impact on the Company's consolidated financial statements.

In November 2002, the EITF reached a consensus on EITF No. 02-16, "Accounting for Consideration Received from a Vendor by a Customer". EITF No. 02-16 provides guidance as to how customers should account for cash consideration received from a vendor. EITF No. 02-16 presumes that cash received from a vendor represents a reduction of the prices of the vendor's products or services, unless the cash received represents a payment for assets or services provided to the vendor or a reimbursement of costs incurred by the customer to sell the vendor's products. The provisions of EITF No. 02-16 apply to all agreements entered into or modified after December 31, 2002. Management does not expect the provisions of EITF No. 02-16 to have a material impact on the Company's consolidated financial statements.

In November 2002, the FASB issued FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others". FIN No. 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a reconciliation of changes in the entity's product warranty liabilities. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company does not guarantee the indebtedness of others, therefore there will not be any impact on the Company's consolidated financial statements and there is no need for the Company to modify its disclosures herein as required.



                                       F9

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS NO. 146 nullifies the accounting for restructuring costs provided in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability associated with an exit or disposal activity be recognized and measured at fair value only when incurred. In addition, one-time service termination benefits should be recognized over the period employees will render service, if the service period required is beyond a minimum retention period. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Management does not expect that the application of the provisions of SFAS No. 146 will have a material impact on the Company's consolidated financial statements.

In January 2002, the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 01-14, "Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expense". EITF No. 01-14 requires that reimbursements received for out-of-pocket expenses be classified as revenue on the income statement. This opinion has no material impact on the Company's historical and present financial statements.


NOTE 3 - ACQUISITIONS

On January 29, 1999, BBL an Ontario, Canadian, corporation merged into the Company. The merger was accounted for as a reverse acquisition whereby BBL was treated as the acquired and ESWW as the acquiree, because BBL held the Canadian patent to a catalytic converter/muffler technology and ESWW was a "shell corporation."

Purchase accounting was performed on ESWW based upon its fair market value at the transaction date. As the Company was a "shell corporation" at the time of acquisition, the fair value of ESWW was nominal, and thus the use of the market value of the shares of the company in determining the purchase price would not be appropriate.

BBL acquired the patented technology from Next Catalytic Converter Corporation, an Ontario Canada corporation (the original holder of the patented technology), which is related to BBL due to common shareholders on December 14, 1988 in return for 700,000 Class A Special Shares with a fixed value of $453,900. These shares are redeemable on demand at the option of the holder, are non-voting and non-participating. Additionally, no common dividends can be paid before the Class A Special Shares.

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
                           ============



                                       F10

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 4 - INVENTORY

Inventories as of December 31, 2003 are summarized as follows:



Raw materials                $  213,043
Work-In-Process                  29,949
Finished goods                   15,979
                           ------------
                             $  258,971
                           ============

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property and equipment at December 31, 2003 consists of the following:



                                           2003
                                      ------------
Machinery and equipment                $   756,796
Computer equipment                          26,876
Furniture & fixtures                        16,820
                                      ------------

                                           800,492
Less: accumulated depreciation             332,910
                                      ------------

                                       $   467,582
                                       ===========

NOTE 6 - INCOME TAXES

As of December 31, 2003, there are loss carryforwards for Federal income tax purposes of approximately $6,300,000 available to offset future taxable income in the United States. The carryforwards expire in various years through 2023. The Company does not expect to incur a Federal income tax liability in the foreseeable future. Accordingly, a valuation allowance for the full amount of the related deferred tax asset of approximately $2,200,000 has been established until realization of the tax benefit from the loss carryforwards are assured.

Additionally, as of December 31, 2003, he Company's two wholly owned Canadian subsidiaries had net operating losses of approximately $3,100,000 that may be used, in future periods, to offset taxable income. The deferred tax asset of approximately $1,300,000 has been fully offset by a valuation allowance until realization of the tax benefit from the loss carryforwards are assured.





                                       F11

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 7 - COMMON STOCK

In October and November 2002, the Company completed two traunchs of a private placement and issued 7,294,820 shares for $1,228,120 net of costs. A third traunch was completed by the Company in March 2003 and it issued 1,452,942 shares for $247,000.

In May 2003, 750,000 warrants (issued in 2000) were exercised. Utilizing a "cashless" feature (as defined in the warrants), 544,354 shares of common stock were issued.


NOTE 8 - STOCK OPTIONS AND WARRANTS

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

In August 2003, the board of directors ratified the issuance of 650,000 options at an exercise price of $0.27 (fair-market-value on date of grant) per share as compensation for their service on the board. The options expire ten years from the date of grant and vest over a three-year period.

In November 2003, the board of directors ratified the employment contract of the Chief Executive Officer, which included the issuance of 2,000,000 options at an exercise price of $0.66 (110% of fair-market value on the date of grant) per share. They expire in five years from the date of issuance and vest over a two-year period with one-third vesting immediately. The employment contract also provides for the vesting of an additional 500,000 incentive options with an exercise price of $0.66 (110% of fair-market value on the date of grant) at such time as the Company achieves two (2) consecutive quarters of at least $50,000 pre-tax profits during the term of the agreement.

In December 2003, the board of directors ratified the issuance of 25,000 options at an exercise price of $0.17 (fair-market value at the date of grant) and 85,000 options at an exercise price of $0.60 (fair-market value at the date of grant) to certain key employees during the year. These options expire three years from the date of grant.






                                       F12

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 8 - STOCK OPTIONS AND WARRANTS (CONTINUED)

Had compensation cost for the Company's stock option plan been determined on the fair value at grant date consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been as follows:

PRO FORMA INFORMATION

                                                      YEAR ENDED DECEMBER 31,

                                                       2003           2002
                                                   -----------    ------------
Net loss Reported                                  $  (770,098)   $ (1,123,330)

Deduct: Total stock-based compensation expense
        determined under Fair value based
        method, net                                    553,099              --
                                                   -----------    ------------
Net loss - Proforma                                $(1,323,197)   $ (1,123,330)
                                                   -----------    ------------
Basic and diluted loss per share

           As reported                             $    (0.016)   $    (0.028)
                                                   -----------    -----------

           Pro forma                               $    (0.027)   $    (0.028)
                                                   -----------    -----------

A summary of option and warrant transactions, including those granted pursuant to the terms of certain employment and other agreements, is as follows:


                                           STOCK                WEIGHTED
                                          PURCHASE               AVERAGE
                                          OPTIONS             EXERCISE PRICE
                                      ----------------      ----------------
Outstanding, January 1, 2002              2,472,500             $ 0.89

Granted                                      50,000               0.52
Expired                                  (1,260,000)             (1.66)
                                           --------               -----

Outstanding, December 31, 2002            1,262,500               0.89
Granted                                   2,760,000                .58
Expired                                     (90,000)             (2.00)
                                          ---------               -----

Outstanding, December 31, 2003            3,932,500              $0.63
                                          =========              ======


                                       F13

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 8 - STOCK OPTIONS AND WARRANTS (CONTINUED)

All of the options granted prior to 2003 and warrants are exercisable on date of grant while, whereas options granted in 2003 are exercisable equally over three years.

At December 31, 2003, the outstanding options have a weighted average remaining life of 53.1 months.

The weighted average fair value of options granted during 2003 and 2002 was estimated using the Black-Scholes option-pricing model, and the following assumptions:

                                             2003              2002
                                           -------           -------
Expected volatility                        199.20%           200.00%
Risk-free interest Rate                      3.25%             6.00%
Expected life                              5.0 yrs          3.00 yrs
Dividend yield                               0.00%             0.00%
Forfeiture rate                              0.00%             0.00%


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

At December 31, 2003, the Company had outstanding options and warrants as follows:


  NUMBER OF SHARES        EXERCISE PRICE      EXPIRATION DATE
  ----------------        --------------      ---------------
            60,000            2.50            April 8, 2004
            62,500            3.00            April 8, 2004
            50,000            1.50            March 1, 2005
           500,000            0.50            May 1, 2006
           250,000            0.50            May 4, 2004
           200,000            0.50            May 30, 2004
            50,000            0.52            November 23, 2004
            25,000            0.17            February 12, 2006
           650,000            0.27            August 6, 2013
         2,000,000            0.66            September 10, 2008
            85,000            0.60            December 10, 2006
   ---------------
         3,932,500



                                       F14

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 8 - STOCK OPTIONS AND WARRANTS (CONTINUED)

In addition, the Company has warrants outstanding as follows:

These warrants, issued in connection with various private placements of equity securities, are treated as a cost of capital and no income statement recognition is required.

 NUMBER OF WARRANTS           EXERCISE PRICE               EXPIRATION DATE
 ------------------           --------------               -----------------
      1,500,000                    0.40    (A)             January 10, 2005
      2,600,352                    0.30    (B)             October 10, 2005
      1,047,058                    0.30    (B)             November 14, 2005
        726,471                    0.30    (B)             March 31, 2006


(A) Originally exercisable at $1.20 per share and repriced in 2001.

(B) Contain certain antidilutive protections.

During 2002, the Company, with shareholder approval terminated its 2000 Nonqualified Stock Option Plan, which was comprised of 10,000,000 shares of common stock (of which 6,035,000 shares had not been granted), and was replaced by the 2002 Stock Option Plan with 1,000,000 shares of common stock.


NOTE 9 - RELATED PARTY TRANSACTIONS

During Fiscal 2002, a total of $484,000 of officers notes and loans payable were converted into approximately 2,847,000 shares of common stock as part of a private placement.

During the years ended December 31, 2003 and 2002, the Company paid officers, shareholders and their affiliates $256,012 and $272,600, respectively for various services rendered.


NOTE 10 - COMMITMENTS AND CONTINGENCIES

EMPLOYMENT CONTRACTS

As of September 10, 2003 the Company entered into three employment agreements with its Chief Executive Officer and two other executives that expire on September 30, 2005. All three employees are members of the board of directors.

Under his agreement, Mr. John Donohoe, the Chief Executive Officer, shall receive an annual base salary of $225,000 plus monthly-reimbursed expenses not to exceed $2,000. Additionally, Mr. Donohoe was granted options to purchase 2,000,000 shares of common stock at 110% of fair market value ($0.66 exercise price) and vests as follows: (i) one-third immediately; (ii) one-third on the first anniversary of this agreement; and (iii) one-third on the second anniversary of this agreement. In the event of a "change of control" as defined, all un-vested options vest immediately. If Mr. Donohoe meets certain goals, as defined in the agreement, he is entitled to receive options to purchase 500,000 shares of common stock at 110% of fair market value ($0.66 exercise price per share).




                                       F15

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 10 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

EMPLOYMENT CONTRACTS (CONTINUED)

Pursuant to their employment contracts, both the Technical Director of Research & Development and the Senior Vice President of Sales and Business Development shall each receive annual salaries of $150,000 and a vehicle allowance of $6,000. If there is a "change in control" as defined in the agreements prior to the contract's expiration, they will each be entitled to a bonus of $100,000 and options to acquire 250,000 shares of common stock at 110% of fair market value (with a maximum of $0.66 per share)

All stock options per the above agreements have an exercise period of five years from the date of grant.

LITIGATION

The Company has been advised that a statement of claim has been filed in the Ontario Superior Court of Justice against it, a current director and others alleging that it and other parties released and disseminated false and misleading statements about its business from on or about March 1999 through March 2000. The complaint seeks damages of $100,000,000 and punitive damage of $20,000,000. ESWW has not yet been served with the statement of claim and believes the claims to be without merit. If served, the Company intends to contest the claims vigorously.

In January 2002, an action was filed in Ontario, Canada against the Company for breach of an agreement claiming approximately $50,000 plus costs. ESWW is defending itself against this action. It is the determination of management that the final determination of this claim will not have a material effect on the financial position or operating results of the Company.

The Company has received a letter seeking an amount due of $192,000 per the terms of a consulting agreement. No legal action has been instituted to date, and the Company intends to vigorously contest any claims related to this matter.

LEASES

The Company currently leases its office and factory located in Telford, Pennsylvania for $5,000 per month on a month-to-month basis. In addition, a wholly-owned subsidiary of the Company leases office space for its sales and marketing office located in Ontario, Canada for a monthly rent of $1,250 through January 31, 2006.




                                      F16

EXHIBIT NUMBER                     DESCRIPTION

    3.1     Articles of Incorporation of the Company, as amended. (1)

    3.2     Articles of Incorporation of the Company, as amended

    3.2     Bylaws of the Company. (1)

    4.1     Warrant Certificate. (1)

    4.2     Warrant Certificate for 2002 Unit Private Placement

    5.1     Opinion of Baratta & Goldstein

   10.1 Agreement dated January 29, 1999 by and between the shareholders of BBL Technologies, Inc. and the Company. (1)

   10.2 Consulting Agreement dated March 31, 19999 by and between May Davis Group and the Company. (1)

   10.3 Commission Agreement dated March 31, 1999 by and between May Davis Group and the Co1mpany. (1)

   10.4 Option Agreement dated June 21, 1999, between David Coates o/a Fifth Business and the Company. (1)

   10.5 Option Agreement dated June 21 1999 between Zoya Financial Corp. and the Company. (1)

   10.6     Consulting Agreement with Bruno Liber. (2)

   10.7     Office Lease. (2)

   10.8 Financial relations agreement with Continental Capital & Equity Corporation.

   10.9 Employment Agreement between John A. Donohoe, Jr. and the Company dated as of September 10, 2003. (4)

   10.10 Employment Agreement between Robert R. Marino and the Company dated as of September 10, 2003. (4)

   10.11 Employment Agreement between David J. Johnson and the Company dated as of September 10, 2003. (4)

   10.12     Subscription Agreement for 2001 Common Stock Placement. (5)

   10.13 Subscription Agreement for 2002 Unit Private Placement and related representation letters. (5)


   16.1      Letter from James E. Scheifley & Associates, P. C. (1)

   16.2      Letter from Daren, Martenfeld, Carr, Testa and Company LLP (3)

   21.1      List of Subsidiaries. (1)

   23.1      Consent of Goldstein and Morris, Independent Auditors.

   31.1 Certification of Chief Executive Officer pursuant to The Sarbanes-Oxley Act of 2002.

   31.2 Certification of Chief Accounting Officer pursuant to The Sarbanes-Oxley Act of 2002.

   32.1 Certification Pursuant to 18 U. S. C. Section 1350 as Adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

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

(3) Incorporated herein by reference from the Registrant's Form 8-K/A filed with the Securities and Exchange Commission on March 14, 2001.

(4) Incorporated herein by reference from the Registrant's Form 10-QSB/A filed with the Securities and Exchange Commission on November 26, 2003.

(5) Incorporated by reference from an exhibit filed with the Registrant's Registration Statement on Form S-2 (File No. 333-112125) filed on January 22, 2004.