Form 10KSB/A
period 2003-12-31
ENVIRONMENTAL SOLUTIONS WORLDWIDE INC
filed 2004-04-29
CIK 1082278

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                (AMENDMENT NO. 1)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  for the fiscal year ended - December 31, 2003

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                        COMMISSION FILE NUMBER 000-30392

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.

               (Exact name of Company as specified in its charter)



Florida                                             98-0346454
-----------------------                         ------------------
State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization                   Identification No.)


                                 132 Penn Avenue
                           Telford, Pennsylvania 18969
                                   (Address of principal executive offices,
including postal code.)

                                 (215) 721-2188
              (Registrant's telephone number, including area code)

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

          Transitional Small Business Disclosure Format. YES [ ] NO [X]

                                    PART III


Item 9.  Directors and Executive Officers of the Registrant.

         Certain information concerning the directors and executive officers of the Company is set forth in the following table and in the paragraphs following. Information regarding each such director's and executive officer's ownership of voting securities of the Company appears as "Securities Ownership of Certain Beneficial Owners and Management" below.

     NAME                    CURRENT POSITION WITH COMPANY       DIRECTOR SINCE
John A. Donohoe, Jr.        Chairman, Chief Executive Officer,    November 2001
                             President and Acting Chief
                             Financial Officer
Robert R. Marino            Vice President and Director           November 2001
Nitin M. Amersey            Director                              January 2003
Barry L. Gross              Director                              January 2003
David J. Johnson            Director                              September 2000
Bengt G. Odner              Director                              September 2000
William J. Sifer            Director                              January 2003

         Set forth below is information relating to the business experience of each of the directors and executive officer of the Company.

         JOHN A DONOHOE, JR., age 49, was elected as a director in November 2001. He was appointed Chairman of the Company in October 2002 and President and Chief Executive Officer in July 2002. Mr. Donohoe also serves as the Company's Acting Chief Financial Officer. Mr. Donohoe is the owner of JADCO Enterprises, Inc., a personal holding company. JADCO, in turn, owns Sterling Limousine and Sterling Specialties. Mr. Donohoe was a member of the Board of Directors of MedQuist Inc., a NASDAQ Company from January 1996 through March 2002. Mr. Donohoe joined MedQuist Inc. in May 1994 as Executive Vice President of the transcription division when MedQuist acquired Transcriptions Ltd., and became Chief Operating Officer in November 1995 and President in 1998. Mr. Donohoe had been employed by Transcriptions, Ltd. since 1974 serving in numerous management capacities. Mr. Donohoe served as a member of the Board of Directors of Medical Transcription Industry Alliance from 1995 to 1999. Mr. Donohoe attended Lebanon Valley College in Annville, Pennsylvania.

         ROBERT R. MARINO, age 49, was elected as a director in November 2001. He currently serves as the Company's Vice-President and Technical Director of Research and Development. Mr. Marino has an extensive background in the field of combustion engine emissions, combustion engine emission control technologies as well as government regulations associated with federal certification and compliance of those technologies. Mr. Marino founded Air-Testing Services in 1983 and Applied Diesel Technology in 1993. Applied Diesel Technology focused on the design and development of advanced emissions control technologies for diesel engines. Mr. Marino holds a BS C degree from Allentown College.

         NITIN M. AMERSEY, age 52, has over thirty years of experience in international trade, marketing and corporate management. Mr. Amersey was elected as a director in November 2002 and has served as a member of the Company's board since January 2003. He has successfully developed and implemented corporate strategic and financial plans for a wide variety of companies. Since 1978, Mr. Amersey has been President of Scothalls Limited, a general trading agency firm. Mr. Amersey has served as President of Circle Tex Corp., a web site development and management firm since 2001. From 1988 to 2000, he was Chairman and CEO of The Caribbean Sea Island Cotton Company Ltd. He is also a partner of Amersey Damoder, a raw cotton merchant firm, located in Bombay, India. Mr. Amersey is also Chairman of Door to Door Settlement Services Inc., a real estate notary firm. Mr. Amersey is Chairman and CEO of Ugomedia Interactive Corp., an Over the Counter Bulletin Board company. Mr. Amersey has a Masters of Business Administration degree from the University of Rochester, Rochester, N. Y. and a Bachelor of Science in Business from Miami University, Oxford, Ohio.

         BARRY L. GROSS, age 51, was elected as a director in November of 2002 and has served as a member of the Company's board since January 2003. Mr. Gross has been actively engaged in the practice of law as a civil litigation attorney. In 1982, he helped to found Stief, Waite, Gross, Sagoskin & Gilman, P.C., located in Newtown, Pennsylvania, where he has been engaged for the past twenty years. Mr. Gross is a shareholder in the professional corporation and has served as its President for the past ten years. Mr. Gross is a member of numerous professional organizations, including the American Bar Association, American Trial Lawyers Association, Pennsylvania Bar Association and Pennsylvania Trial Lawyers Association. He has received the distinction of being named as Master Attorney in the American Inns of Court. Mr. Gross received his Bachelor of Arts degree in Political Science, Magma Cum Laude, from Temple University in 1974. He also attended Temple University School of Law and received his Juris Doctor degree in 1978.

         DAVID J. JOHNSON, age 42, served as the Company's Chief Operating Officer from August 2000 through November 2001. Mr. Johnson was elected as a director in September 2000. In addition to serving as a director, he is Senior Vice President of Sales and Business Development. He has been a consultant for Ventura Auto Collision in Concord, Ontario since 1999. From 1989 to 1999, Mr. Johnson was a strategy and marketing consultant to National Warehousing, Inc. Toronto, Ontario. Mr. Johnson attended Tollgate Tech. Secondary, Mohawk Collage and Devry Institute of Technologies.

         BENGT G. ODNER, age 51, has served as a director of the Company since September 2000. He had served as the Company's Chairman from September 2000 through October 2002. Mr. Odner has also served as Chief Executive Officer from August 1999 to September 2000 and as interim Chief Executive Officer from February 2002 to July 2002. On September 12, 2000, Mr. Odner was elected to the Board of Directors and appointed Chairman. From 1990 through 1995, Mr. Odner was the Chairman of Altus Nord AB, a property holding company specializing in Scandinavian properties and a wholly owned subsidiary of Credit Lyonais Bank Park. Mr. Odner holds a masters degree in Business Administration from Babson College.

         WILLIAM J. SIFER, age 47, was elected as a director in November 2002 and has served as a member of the Company's board since January 2003. He has been a Certified Public Accountant since February 1980. He is a member of the American Institute of Certified Public Accountants, a member of the Pennsylvania Institute of Certified Public Accountants and a member of the Bucks County Association of Certified Public Accountants. Mr. Sifer worked for a large regional CPA firm from 1979 until 1983 becoming a senior accountant before leaving to form deGrouchy, Sifer & Company with John G. deGrouchy, CPA. Since January 1986, he has served as managing partner of deGrouchy, Sifer & Company, a mid-sized regional Certified Public Accounting firm located in Richboro, Pennsylvania. He is also President and majority shareholder of DSC Financial Advisors, Ltd., a registered investment advisory company located in Richboro, Pennsylvania. Mr. Sifer received a BA in Accounting from Temple University in May 1978.


COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Under the securities laws of the United States, the Company's directors, executive officers, and any persons holding more than ten percent of the Company's common stock are required to report their initial ownership of the Company's common stock and any subsequent changes in their ownership to the Securities and Exchange Commission. Specific due dates have been established by the Commission, and the Company is required to disclose any failure to file by those dates. Based upon (1) the copies of Section 16 (a) reports that the Company received from such persons for their 2003 fiscal year transactions, the Company believes there has been compliance with all Section 16 (a) filing requirements applicable to such officers, directors and ten-percent beneficial owners for such fiscal year.


Item 10. Executive Compensation


         The following table sets forth the compensation for each of the last three (3) fiscal years earned by the Chief Executive Officer and each of the most highly compensated executive officers (the "Named Executives").




                           SUMMARY COMPENSATION TABLE

                                           ANNUAL COMPENSATION                        LONG-TERM COMPENSATION
                                           -------------------                        ----------------------
                                                                                                                    UNDERLYING
                                                      ANNUAL           OTHER         STOCK           OTHER          SECURITIES
                                YEAR     SALARY        BONUS        COMPENSATION     AWARDS      COMPENSATION        OPTIONS
                               --------------------------------------------------------------------------------------------------
NAME AND PRINCIPAL POSITION

John A. Donohoe, Jr. (1)        2003   $75,000    $    -            $     300                                         2,650,000
 Chairman, Chief Executive      2002   $75,000    $    -            $   -
 Officer and President


Robert R. Marino (2)            2003   $75,000    $    -            $     300                                           150,000
 Vice President                 2002   $75,000    $    -            $   -
 Director                       2001                                $  75,000


David Johnson (3)               2003   $72,000    $    -            $     300                                           150,000
 Director                       2002   $72,000    $    -            $   -
                                2001              $    -            $ 117,484                                           350,000




                                          ANNUAL COMPENSATION                      LONG-TERM COMPENSATION
                                          -------------------                      ----------------------
                                                                                                                UNDERLYING
                                                 ANNUAL           OTHER            STOCK            OTHER       SECURITIES
                           YEAR    SALARY        BONUS        COMPENSATION         AWARDS       COMPENSATION     OPTIONS
                           -------------------------------------------------------------------------------------------------

Bengt Odner (4)            2003                 $    -      $       -                -                -            50,000
                           2002                 $           $
                           2001                 $    -      $       -                -                -           350,000


Mark Nicole (5)            2001                 $    -      $   75,000               -                -


Ken Nichols (6)            2001                 $    -      $   33,741               -                -

----------
(1) Receives compensation at annual rate of $75,000 beginning August 2002. Entered into an employment contract as of September 10, 2003; which, in addition to salary and bonus, provides for the issuance of 2,000,000 stock options with an exercise price of $0.66 (110% of the fair-market value on the date of grant) and vest 1/3 on the effective date, 1/3 on the first anniversary of the effective date and the balance on the second anniversary date and which expire five years from the date of award, and 500,000 incentive stock options with an exercise price of $0.66 which vest only upon the Company achieving two consecutive quarters of at least $50,000 pre-tax profit during the term of the agreement. Also received options for 150,000 shares from the Company's 2002 Stock Option Plan ratified in August 2003 with an exercise price of $0.27 (fair market value at the date of grant). The options expire ten years from the date of issuance and vest over three years.
(2) Prior to becoming a member of the Company's Board of Directors and an Executive Officer, Mr. Marino had been issued certain restricted shares of common stock and options from the Company in connection with the sale of certain assets acquired by the Company. In January 2001, Mr. Marino received a total of 1,000,000 restricted shares of common stock. Additionally, he was granted 500,000 contingent options exercisable at $0.01 per share that have been exercised. Prior to 2002, Mr. Marino served as a consultant to the Company under a consulting agreement, which provided for annual compensation of $75,000 and allowed Mr. Marino to acquire 500,000 shares of common stock at $0.01 per share. In fiscal 2002, Mr. Marino became a full time employee of the Company's subsidiary, ESW America, Inc. and continues to be paid compensation at the rate of $75,000 per annum. Mr. Marino also received options for 150,000 shares from the Company's 2002 Stock Option Plan ratified in August 2003 with an exercise price of $0.27 (fair market value at the date of grant). The options expire ten years from the date of issuance and vest over three years.
(3) Mr. Johnson Initially received consulting fees. He subsequently became a full time employee of the Company's wholly owned subsidiary, ESW Canada, Inc. and is paid at the annual rate of $72,000. Also received options for 150,000 shares from the Company's 2002 Stock Option Plan ratified in August 2003 with an exercise price of $0.27 (fair market value at the date of grant). The options expire ten years from the date of issuance and vest over three years.
(4) Mr. Odner, a prior consultant and Officer and current Director of the Company previously received reimbursement ranging from $6,000 to $8,500 monthly for verified expenses incurred on behalf of the Company. He also received options for 50,000 shares from the Company's 2002 Stock Option Plan ratified in August 2003 with an exercise price of $0.27 (fair market value at the date of grant). The options expire ten years from the date of issuance and vest over three years.
(5) Mr. Nicole resigned in August 2001 without any disputes or disagreements with the Company or its management. (6) Mr. Nichols resigned in February 2002 from his position as Chief Executive Officer and a Director without any disputes or disagreements with the Company or its management.

OPTION GRANTS DURING FISCAL 2003

         In August 2003 the Board of Directors ratified the issuance of 650,000 options at an exercise price of $0.27 (fair-market value on the date of grant) as compensation for their service on the Board. The options vest over a three-year period and expire ten years from the date of grant. In December 2003, the Board of Directors ratified the issuance of 25,000 options at an exercise price of $0.17 (fair-market value on the date of grant) and 85,000 options at an exercise price of $0.60 (fair-market value on the date of grant) to certain key employees. The options expire three years from the date of grant.




                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

     ----------------------------------------------------------------------------------------------------------------------------
                   NAME                    NUMBER OF        PERCENT OF TOTAL       EXERCISE OR            EXPIRATION DATE
                                           SECURITIES        OPTIONS/SAR'S         BASE PRICE
                                          UNDERLIYING          GRANTED TO            ($/SH)
                                         OPTIONS/SAR'S        EMPLOYEES IN
                                          GRANTED (#)         FISCAL YEAR
     ----------------------------------------------------------------------------------------------------------------------------
     John A. Donohoe, Jr.       1          2,000,000           61.35%               $ 0.66              September 8, 2008
     John A. Donohoe, Jr.       2            500,000           15.34%               $ 0.66              September 8, 2008
     John A. Donohoe, Jr.       3            150,000            4.60%               $ 0.27               April 14, 2013
     Robert R. Marino           3            150,000            4.60%               $ 0.27               April 14, 2013
     David J. Johnson           3            150,000            4.60%               $ 0.27               April 14, 2013
     ----------------------------------------------------------------------------------------------------------------------------

1. Granted by employment contract effective September 10, 2003 granting options to purchase common stock at $0.66 per share (110% of fair market value at the date of grant) vesting in increments of one-third from the contract date and at the first and second anniversary of the effective date, expiring on September 10, 2008.

2. Granted by employment contract effective September 10, 2003 options to purchase common stock at $0.66 and vesting only upon the Company achieving two consecutive quarters of at least $50,000 pre-tax profit during the term of the agreement and expiring September 10, 2008

3. Granted by the Board of Directors in consideration for service as a Director to purchases common stock at $0.27 (fair market value at date of grant) vesting over three (3) years exercisable 1/3 each at the end of each year and expiring August 6, 2013.



OPTION EXERCISES AND HOLDINGS

         The following table sets forth information concerning the exercise of options during the last fiscal year and unexercised options held as of the end of the fiscal year with respect to each of the named directors and executives:



                AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

                                                      NUMBER OF SHARES                    VALUE OF UNEXERCISED
                     ACQUIRED        VALUE           UNDERLYING OPTIONS                   IN-THE-MONEY OPTIONS
                    ON EXERCISE    REALIZED         AT DECEMBER 31, 2003                  AT DECEMBER 31, 2003
                    -----------    --------         --------------------                  --------------------
NAME                     #             $          EXERCISABLE       UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
----                     -             -          -----------       -------------     -----------     -------------
David Johnson            -             -             350,000            150,000        189,000             81,000
Bengt Odner              -             -             938,235             50,000        506,647             27,000
John Donohoe             -             -           1,266,667          1,983,334        324,000             81,000
Robert Marino            -             -             102,941            150,000         55,588             81,000
William Sifer            -             -             118,000             50,000         63,720             27,000
Barry Gross              -             -             110,294             50,000         59,559             27,000
Nitin Amersey            -             -                 -               50,000             -              27,000



REMUNERATION OF NON-MANAGEMENT DIRECTORS

         The Company does not presently compensate its directors for their attendance at meetings of the Board of Directors, however, non-management directors are reimbursed for verifiable expenses incurred during the course of service to the board and/or Company provided said expenses are approved by the Company.

THE 2002 STOCK OPTION PLAN
--------------------------

         The 2002 Stock Option Plan has 1,000,000 shares of common stock $0.001 par value authorized and approved by shareholders. The Plan was approved by shareholders at the Company's annual meeting of shareholders held November 19, 2002. The 2002 Stock Option Plan is the successor plan to the 2000 Nonqualified Stock Option Plan. All stock options outstanding under the 2000 Nonqualified Stock Option Plan remain in effect according to their terms and conditions (including vesting requirements). Under the 2002 Stock Option Plan, the compensation committee may grant equity incentive awards to employees in the form of incentive stock options, non-qualified stock options, and other performance-related or non-restricted stock awards. The selection of participants in the 2002 Plan, the determination of the award vehicles to be utilized and the number of stock options or shares subject to an award are determined by the committee, in its sole discretion, within the approved allocation of shares. The committee shall determine any service requirements and/or performance requirements pertaining to any stock awards under the 2002 Plan. The Plan permits the Company to provide its employees with incentive compensation opportunities which are motivational and which afford the most favorable tax and accounting treatments to the Company. The exercise price of any ISO granted under the 2002 Plan shall not be less than the fair market value of the common stock of the Company on the date of grant. Any nonqualified options granted under the 2002 Plan shall not be less than 85% of the fair market value of the stock as of the date of grant.


EMPLOYMENT AGREEMENTS
---------------------

         Effective September 10, 2003, the Company entered into Employment Agreements with John A. Donohoe, Jr., President and Chief Executive Officer, Robert R. Marino, Vice President and Technical Director of Research and Development and David J. Johnson, Senior Vice President of Sales and Business Development of the Company for a period of two (2) years and twenty (20) days from the effective date.

         Mr. Donohoe was paid a base salary of $75,000 paid in accordance with the Company's payroll practices plus an additional $150,000 bonus salary payable in equal quarterly installments. In addition to the base and bonus salary, Mr. Donohoe was granted 2,000,000 stock options, which options have an exercise price of $0.66 (110% of the fair market value on the date of grant), which vest 1/3 on the effective date and 1/3 each on the first and second anniversary of the effective date. In addition, Mr. Donohoe was granted 500,000 incentive stock options, with an exercise price of $0.66 that vest only upon the Company's achieving two (2) consecutive quarters of at least $50,000 pre-tax earnings during the term of the agreement.

         Both Messrs. Marino and Johnson were paid a base salary of $75,000 paid in accordance with the Company's payroll practices plus and additional $75,000 bonus salary payable in equal quarterly installments. Additionally, both Messrs. Marino and Johnson are paid a vehicle allowance of $6,000 annually.


Item 11. Security Ownership of Certain Beneficial Owners and Management.

         The following table sets forth, to the best knowledge of the Company, as of March 12, 2004, certain information with respect to (1) beneficial owners of more than five percent (5%) of the outstanding common stock of the Company,
(2) beneficial ownership of shares of the Company's common stock by each director and named executive, 3) beneficial ownership of shares of common stock of the Company by all directors and officers as a group, and (4) beneficial ownership of shares of common stock of the Company by all directors and officers as a group.

         Unless otherwise noted, all shares are beneficially owned and the sole voting and investment power is held by the persons/entities indicated.

         Based upon the aggregate of all shares of common stock issued and outstanding as of March 12, 2004 in addition to shares issuable upon exercise of options or warrants currently exercisable or becoming exercisable within 60 days and which are held by the individuals named on the table.



                                        SHARES OF                     TOTAL            % OF
                                         COMMON    OPTIONS/        BENEFICIAL       COMMON STOCK
  NAME OF BENEFICIAL OWNER               STOCK      OTHER          OWNERSHIP (1)    OUTSTANDING
  ------------------------               -----      -----          -------------    -----------
  John A. Donohoe, Jr., Chairman        1,250,000 1,416,666 (2)      2,666,666        5.32%
   132 Penn Avenue
   Telford, PA  18969

  Robert R. Marino, Director            1,341,382   252,941 (3)      1,594,323        3.18%
   132 Penn Avenue
   Telford, PA  18969

  David Johnson, Director                   4,500   500,000 (4)        504,500        1.01%
   132 Penn Avenue
   Telford, PA  18969

  William J. Sifer, Director              236,000   168,000 (5)        404,000        0.81%
   132 Penn Avenue
   Telford, PA  18969

  Barry L. Gross, Director                220,588   160,294 (6)        380,882        0.76%
   132 Penn Avenue
   Telford, PA  18969

  Nitin M. Amersey, Director              375,000    50,000 (7)        425,000        0.85%
   132 Penn Avenue
   Telford, PA  18969

  Bengt Odner, Director                 1,426,470   988,235 (8)      2,414,705(9)     4.82%
   132 Penn Avenue
   Telford, PA  18969

  Leon D. Black 1997 Five Year Trust
  (10)                                  1,500,000         -          1,500,000        2.99%
   1301 Avenue of the Americas
   New York, NY  10019

  Leon D. Black (11)                      150,000   150,000(12)        300,000        0.60%
   1301 Avenue of the Americas
   New York, NY  10019

  Leon D. Black Trust UAD (13)            517,648   333,823(12)        851,471        1.70%
   11/30/92 FBO Alexander Black
   1301 Avenue of the Americas
   New York, NY  10019

  Leon D. Black Trust UAD (14)            517,648   333,823(12)        851,471        1.70%
   11/30/92 FBO Benjamin Black
   1301 Avenue of the Americas
   New York, NY  10019

  Leon D. Black Trust UAD (15)            517,648   333,823(12)        851,471        1.70%
   11/30/92 FBO Joshua Black
   1301 Avenue of the Americas
   New York, NY  10019






                                          SHARES OF                    TOTAL           % OF
                                           COMMON    OPTIONS/        BENEFICIAL     COMMON STOCK
  NAME OF BENEFICIAL OWNER                 STOCK      OTHER          OWNERSHIP (1)   OUTSTANDING
  ------------------------                 -----      -----          -------------   -----------

  Leon D. Black Trust UAD (16)            517,648   333,823(12)          851,471        1.70
   11/30/92 FBO Victoria Black
   1301 Avenue of the Americas
   New York, NY  10019

  Robert C. Fanch                       2,514,705                      2,514,705        5.02%

  All current directors and executive   4,603,940  3,536,136           8,140,105       16.25%
   officers as a group

(1) Computed on the basis of 50,099,843 shares of common stock outstanding, plus, in case of any person deemed to Computed own shares of common stock as a result of owning options, warrants, or rights to purchase common stock exercisable within 60 days of APRIL 2, 2004.
(2) Includes 600,000 shares of common stock underlying 1,200,000 warrant shares. Each warrant is exercisable for 1/2 share of common stock at $0.15 per warrant share. Warrants are only exercisable in even lots (i.e. 2 warrants exercisable at $0.30 for 1 share of common stock). Warrants are exercisable for a period of three years and expire October 10, 2005. Also includes options to purchase 150,000 shares of common stock at $0.27 per share expiring August 6, 2013. Further includes options to purchase
         666,666 shares of common stock at $0.66 per share expiring
         September 10, 2008.
(3) Includes 102,941 shares of common stock underlying 205,882 warrant shares. Each warrant is exercisable for 1/2 share of common stock at $0.15 per warrant share. Warrants are only exercisable in even lots (i.e. 2 warrants exercisable at $0.30 for 1 share of common stock). Warrants are exercisable for a period of three years and expire October 10, 2005. Also includes options to purchase 150,000 shares of common stock at $0.27 per share expiring August 6, 2013.
(4)      Includes 250,000 option shares exercisable at $0.50, which lapse
         May 1, 2006 and 100,000 shares exercisable at $0.50 which lapse
         May 30, 2004. Also includes options to purchase 150,000 shares of common stock at $0.27 per share expiring August 6, 2013.
(5) Includes 118,000 shares of common stock underlying 236,000 warrant shares. Each warrant is exercisable for 1/2 share of common stock at $0.15 per warrant share. Warrants are only exercisable in even lots (i.e., 2 warrants exercisable at $0.30 for 1 share of common stock). Warrants are exercisable for a period of three years and expire October 10, 2005. Also includes options to purchase 50,000 shares of common stock at $0.27 per share expiring August 6, 2013.
(6) Includes 110,294 shares of common stock underlying 220,588 warrant shares. Each warrant is exercisable for 1/2 share of common stock at $0.15 per warrant share. Warrants are only exercisable in even lots (i.e., 2 warrants exercisable at $0.30 for 1 share of common stock). Warrants are exercisable for a period of three years and expire October 10, 2005. Also includes options to purchase 50,000 shares of common stock at $0.27 per share expiring August 6, 2013.
(7) Includes options to purchase 50,000 shares of common stock at $0.27 per share expiring august 6, 2013.
(8)      Includes 250,000 option shares exercisable at $0.50, which lapse
         April 18, 2004, and 100,000 option shares exercisable at $0.50 which lapse May 30, 2004 and includes 588,235 shares of common stock underlying 1,176,470 warrant shares. Each warrant is exercisable for 1/2 share of common stock at $0.15 per warrant share. Warrants are only exercisable in even lots (i.e. 2 warrants exercisable at $0.30 for 1 share of common stock). Warrants are exercisable for a period of three years and expire October 10, 2005. Also includes options to purchase 50,000 shares of common stock at $0.27 per share expiring August 6, 2013.
(9) The shares listed as beneficially owned by Mr. Odner exclude 625,000 shares held by Crystal Fund Ltd., a Bermuda mutual fund, of which Mr. Odner was a director. Mr. Odner resigned as a director in January 2003 and disclaims any beneficial ownership and has represented that he does not take any role in the Crystal Funds investment in the Company.
(10) Excludes shares and warrants owned by Leon D. Black, Leon D. Black Trust UAD 11/30/92 FBO Alexander Black, Leon D. Black Trust UAD 11/30/92 FBO Benjamin Black, Leon D. Black Trust UAD 11/30/92 FBO Joshua Black and Leon D. Black Trust UAD 11/30/92 FBO Victoria
         Black for which the beneficial owner disclaims beneficial ownership.
(11) Excludes shares and warrants owned by Leon D. Black 1997 Five Year Trust, Leon D. Black Trust UAD 11/30/92 FBO Alexander Black, Leon
         D. Black Trust UAD 11/30/92 FBO Benjamin Black, Leon D. Black
         Trust UAD 11/30/92 FBO Joshua Black and Leon D. Black Trust UAD 11/30/92 FBO Victoria Black for which the beneficial owner disclaims beneficial ownership.
(12)     Warrants to purchase 333,823 shares of common stock.
(13) Excludes shares and warrants owned by Leon D. Black 1997 Five Year Trust, Leon D. Black, Leon D. Black Trust UAD 11/30/92 FBO
         Benjamin Black, Leon D. Black Trust UAD 11/30/92 FBO Joshua Black and Leon D. Black Trust UAD 11/30/92 FBO Victoria Black for which the beneficial owner disclaims beneficial ownership.
(14) Excludes shares and warrants owned by Leon D. Black 1997 Five Year Trust, Leon D. Black, Leon D. Black Trust UAD 11/30/92 FBO
         Alexander Black, Leon D. Black Trust UAD 11/30/92 FBO Joshua Black and Leon D. Black Trust UAD 11/30/92 FBO Victoria Black for which the beneficial owner disclaims beneficial ownership.
(15) Excludes shares and warrants owned by Leon D. Black 1997 Five Year Trust, Leon D. Black, Leon D. Black Trust UAD 11/30/92 FBO
         Alexander Black, Leon D. Black Trust UAD 11/30/92 FBO Benjamin
         Black, Leon D. Black Trust UAD 11/30/92 FBO Victoria Black for which the beneficial owner disclaims beneficial ownership.
(16) Excludes shares and warrants owned by Leon D. Black 1997 Five Year Trust, Leon D. Black, Leon D. Black Trust UAD 11/30/92 FBO
         Alexander Black, Leon D. Black Trust UAD 11/30/92 FBO Benjamin
         Black and Leon D. Black Trust UAD 11/30/92 FBO Joshua Black for which the beneficial owner disclaims beneficial ownership.


Item 12. Certain Relationships and Related Transactions

         Mr. John A. Donohoe, Jr., the Company's Chairman, Chief Executive Officer, President and acting Chief Financial Officer, is the owner of JADCO Enterprises, Inc., a personal holding company. JADCO, in turn, owns Sterling Limousine and Sterling Specialties, which have provided services to the Company during fiscal 2003. During the fiscal year ended December 31, 2003, the Company paid $29,288 to JADCO for office and secretarial services and $4,124 to Sterling Limousine for transportation services provided on behalf of the Company.

         Mr. Bengt G. Odner was a director of Crystal Fund Ltd. a Bermuda Mutual Fund until his resignation in January 2003 that holds 625,000 shares of the Company's common stock. Additionally, Mr. Odner, as an outside Director, receives reimbursement for expenses incurred on behalf of the Company. Mr. Odner has disclaimed any beneficial ownership to the shares held by Crystal Fund Ltd.

         On December 5, 2000, the Company entered into an agreement with Continental Capital & Equity Corporation ("CCEC"). CCEC is a financial relations and direct marketing advertising firm specializing in the dissemination of information about publicly traded companies and agreed to market an awareness campaign about the Company until September 30, 2001. A fee of $200,000 plus the issuance of 165,000 of restricted common stock and 300,000 warrant shares of various exercise prices was paid, which expire 24 months following the effective registration of the underlying shares.

         As a part of the Company's Unit Private Placement in November, 2002, Mr. Robert R. Marino, ad director, converted $35,000 in monies owed him into units under the placement whereby each unit had a subscription price of $0.17 with each unit comprised of one share of common stock and one warrant to purchase a one half a share of common stock at $0.15. Warrants under the Unit Placement are exercisable in even lots at an aggregate exercise price for two Warrants of $0.30 for one share of common stock. Warrants are exercisable for a three-year period.

         In October 2002, Mr. Donohoe and Mr. Odner, a director of the Company, converted certain loans and advances, specifically $204,000 and $200,000 respectively made by them to the Company into units under the Company's 2002 Unit Private Placement whereby each unit had a subscription price of $0.17 and each unit is comprised of one share of common stock and one warrant to purchase a one half share of common stock at $0.15. Warrants under the Unit Placement are exercisable in even lots at an aggregate exercise price for two Warrants of $0.30 for one share of common stock. Warrants are exercisable for a three-year period.

         Also in October 2002, Mr. Barry Gross and Mr. William Sifer, who subsequently were elected to the Board and assumed membership on the Board of the Company in January 2003, purchased 220,588 and 236,000 units under the Company's Unit Private Placement, respectively at the unit subscription price of $0.17, and received 220,588 and 236,000 warrants respectively to purchase a one half share of common stock at $0.15. Warrants under the Unit Placement are exercisable in even lots at an aggregate exercise price for two Warrants of $0.30 for one share of common stock. Warrants are exercisable for a three-year period.


Item 13. Exhibits and Reports on Form 8-K.

NONE

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned; thereunto duly authorized this 29th day of April 2004 in the Town of Telford and the Commonwealth of Pennsylvania.

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


SIGNATURES                       TITLE                            DATE
----------                       -----                            ----

/S/ JOHN A. DONOHOE, JR.     Chairman, President, Chief         April 29, 2004
-------------------------
John A. Donohoe, Jr.         Executive Officer and Acting
                              Chief Financial Officer

/S/ ROBERT R. MARINO         Vice President                     April 29, 2004
-------------------------
Robert R. Marino             and Director


/S/ DAVID J. JOHNSON         Director                           April 29, 2004
-------------------------
David J. Johnson


/S/ BENGT G. ODNER           Director                           April 29, 2004
-------------------------
Bengt G. Odner


/S/ WILLIAM J. SIFER         Director                           April 29, 2004
-------------------------
William J. Sifer

/S/ NITIN M. AMERSEY         Director                           April 29, 2004
------------------------
Nitin M. Amersey


/S/ BARRY L. GROSS           Director                           April 29, 2004
------------------------
Barry L. Gross


/S/ ARTHUR V. CONOVER, III   Controller                         April 29, 2004
---------------------------
Arthur V. Conover, III

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