Form 10QSB
period 2004-03-31
ENVIRONMENTAL SOLUTIONS WORLDWIDE INC
filed 2004-05-17
CIK 1082278

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

     [X] Quarterly report pursuant to Section 13 or

             15(d) of the Securities Exchange Act of 1934 for the
                    quarterly period ended - March 31, 2004.

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


                                 132 Penn Avenue
                                Telford, PA 18969
                          ----------------------------
                              (Address of principal
                          Executive offices, including
                                   postal code.)

             Florida                                       98-0346454
   ------------------------------                   -----------------------
   State or other jurisdiction of                       (I.R.S. Employer
   Incorporation or organization                        Identification No.)


                                 (215) 721-2188
                ------------------------------------------------
                (Issuer's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The issuer had 50,099,843 shares of common stock, par value $0.001 outstanding as of April 20, 2003.

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
                                   FORM 10-QSB

                                      INDEX

PART I FINANCIAL INFORMATION PAGE NO.
        ITEM 1     Financial Statements (unaudited)
                        Consolidated Balance Sheet as of March 31, 2004                 F2

                        Consolidated Statements of Operations for the Three             F3
                            Months Ended March 31, 2004 and 2003

                        Consolidated Statement of Changes in Stockholders'              F4
                           Equity for the Three Months Ended March 31, 2004

                        Consolidated Statements of Cash Flows for the                   F5
                           Three Months Ended March 31, 2004 and 2003

                        Notes to Financial Statements                                F6 - F12

        ITEM 2     Management's Discussion and Analysis of Operations                13 - 16

        ITEM 3     Controls and Procedures                                              16

PART II OTHER INFORMATION

        ITEM 1     Legal Proceedings                                                    16

        ITEM 2     Changes in Securities                                                17

        ITEM 3     Defaults Upon Senior Securities                                      17

        ITEM 4     Submission of Matters to a Vote of Security Holders                  17

        ITEM 5     Other Information                                                    17

        ITEM 6     Exhibits and Reports on Form 8-K                                   17 - 18

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2004
                                   (UNAUDITED)

ASSETS

Current assets
      Cash and cash equivalents                       $   201,137
      Accounts receivable                                 302,595
      Inventory                                           204,839
      Prepaid expenses                                     17,304
      Other current assets                                 39,580
                                                      ------------

           Total current assets                           765,455

Property and equipment, net of accumulated
      depreciation of $363,160                            437,225

Patents and trademarks, net of accumulated
      amortization of $693,155                          1,461,366
                                                      ------------

                                                      $ 2,664,046
                                                      ============

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
      Accounts payable and accrued expenses             $ 254,477
      Shares subject to mandatory redemption:
           Class A special shares, no par value
           700,000 shares authorized, issued
           and outstanding                                453,900
                                                      ------------

           Total current liabilities                      708,377
                                                      ------------


Stockholders Equity
      Common stock, $0.001 par value, 100,000,000
           shares authorized; 50,049,843                   50,049
      Additional paid-in capital                       12,089,489
      Accumulated deficit                             (10,183,869)
                                                      ------------

           Total stockholders' equity                   1,955,669
                                                      ------------

                                                      $ 2,664,046
                                                      ============



    The accompanying notes are an integral part of these financial statements

                                       F2

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (UNAUDITED)

                                                       2004            2003*
                                                   ------------    ------------

Revenue
      Net sales                                    $    495,429    $    547,446

Cost of sales                                           289,476         266,916
                                                   ------------    ------------

Gross profit                                            205,953         280,530
                                                   ------------    ------------

Operating expenses
      Consulting fees                                    25,460           7,007
      Marketing, office & general costs                 393,143         351,406
      Officers compensation and directors fees          131,250          37,033
                                                   ------------    ------------

                                                        549,853         395,446
                                                   ------------    ------------

Net loss                                           $   (343,900)   $   (114,916)
                                                   ============    ============


Loss per share information
Basic and diluted                                  $     (0.007)   $     (0.002)
                                                   ============    ============


Weighted average number of shares outstanding        49,367,871      47,804,220
                                                   ============    ============

      *  Reclassified for comparative purposes



    The accompanying notes are an integral part of these financial statements

                                       F3

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2004
                                   (UNAUDITED)



                                    Common Stock         Additional      Accumulated
                                Shares       Amount     Paid-In Capital   Deficit        Total
                              ------------  ----------  -----------------------------  -----------

January 1, 2004                49,349,490    $ 49,348    $11,880,083     $(9,839,969)  $2,089,462

Net loss                                     -      -              -        (343,900)    (343,900)

Common Stock Issured from
  exercise of warrants             700,353         701        209,406                      210,107
                              ------------  ----------  -------------   -------------  -----------


March 31 2004                  50,049,843    $ 50,049    $12,089,489    $(10,183,869)  $1,955,669
                              ============  ==========  =============   =============  ===========



    The accompanying notes are an integral part of these financial statements

                                       F4

                          ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE THREE MONTHS ENDED MARCH 31,
                                        (UNAUDITED)

                                                           2004          2003
                                                        ---------     ---------

Net loss                                                $(343,900)    $(114,916)

Adjustments to reconcile net loss to net cash provided by operating activities:

      Depreciation                                         30,358        28,157
      Amortization                                         53,625        53,493
      Change in operating assets and liabilities          164,061      (131,230)
                                                        ---------     ---------

Net cash used in operating activities                     (95,856)     (164,496)
                                                        ---------     ---------

Investing activities:

      Acquisition of property and equipment                  --          (9,367)
                                                        ---------     ---------

Financing activities:

      Issuance of common stock                            210,107       247,000
                                                        ---------     ---------


Net increase in cash                                      114,251        73,137

Cash, beginning of period                                  86,886       110,784
                                                        ---------     ---------


Cash, end of period                                     $ 201,137     $ 183,921
                                                        =========     =========


The accompanying notes are an integral part of these financial statements

                                       F5

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

The Company develops, manufactures and sells environmental technology solutions, and is currently focused on the international automotive, transportation and utility engine industries. It manufactures and markets a line of catalytic control products including a boutique line of finished products, proprietary catalytic converter substrates and catalytic conversion technologies for a multitude of applications as well as providing testing and certification services.

The accompanying condensed financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003 filed by the Company with the Securities and Exchange Commission on March 12, 2004.

The accompanying condensed consolidated financial statements reflect, in the opinion of management, all adjustments (consisting primarily only of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of results to be expected for the entire year ending December 31, 2004.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company, however, has sustained continuing operating losses and lacks a sufficient source of revenue, which creates uncertainty about the Company's ability to continue as a going concern. The Company's ability to continue operations as a going concern and to realize its assets and discharge its liabilities is dependent upon obtaining additional financing sufficient for continued operations as well as achieving and maintaining profitable operations. Management believes its current business plan, if successfully implemented, will allow the Company to continue as a going concern.




                                       F6

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 2 - ACCOUNTS RECEIVABLE AND CONCENTRATIONS OF CREDIT RISK

The Company monitors its customer's receivables and while it may, on occasion, request advance payments, it generally does not require collateral from those customers. Three customers of the Company's ESW America, Inc. subsidiary accounted for 25%, 24% and 14%, respectively, of consolidated product revenues for the three months ended March 31, 2004. Three customers accounted for 40%, 21% and 14% respectively, of accounts receivable as of March 31, 2004. Management periodically reviews Accounts Receivable and believes that no reserve or allowance is currently necessary.


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

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity". SFAS 150 requires that certain instruments classified as part of stockholders' equity and liabilities be classified as liabilities. The Company reclassified the Class A Special Shares to current liabilities as of October 1, 2003.







                                       F7

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3 - RECENTLY ISSUED ACCOUNTING STANDARDS (CON'T)

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








                                       F8

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3 - RECENTLY ISSUED ACCOUNTING STANDARDS (CON'T)

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


NOTE 4 - ISSUANCE OF COMMON STOCK

In March 2004, the Company received $210,106 from the exercise of 1,400,706 warrants to purchase 700,353 shares of common stock. The warrants were issued as a result of Unit Placements in 2002 and 2003 in which participants received one warrant for each unit purchased, that allows for the purchase of one-half share of common stock for each share of common stock purchased in the Unit Placement. Each warrant has an exercise price of $0.15, and can only be exercised in even lots for full shares.



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

In November 2003, the board of directors ratified the employment contract of the Chief Executive Officer, which included the granting of 2,000,000 options at an exercise price of $0.66 (110% of fair-market value on the date of grant) per share. The options expire in five years from the date of grant and vest over a two-year period with one-third vesting immediately and thereafter on the first and second anniversary of the employment contract provided the contract is in force and effect.

In December 2003, the board of directors ratified the issuance of 25,000 options at an exercise price of $0.17 (fair-market value at the date of grant) and 85,000 options at an exercise price of $0.60 (fair-market value at the date of grant) to certain key employees during the year. These options expire three years from the date of grant.

On April 30, 2004, the then Chief Executive Officer resigned from the Company effective May 1, 2004. Consequently, all unvested options granted to him lapsed. The fair-market value (determined under the Black-Scholes method) was approximately $1,200,000 of which $500,000 was reflected as pro-forma compensation expense in the pro forma information presented for the year ended December 31, 2003. The $700,000 balance, which will no longer vest, is not reflected in the accompanying pro forma data. (See Note 8).




                                       F10

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5 - STOCK OPTIONS AND WARRANT GRANTS (CON'T)


Had compensation cost for the Company's stock option plan been determined on the fair value at grant date consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been as follows:

                PRO FORMA INFORMATION
                                              THREE MONTHS ENDED MARCH 31,

                                                  2004             2003
                                            -------------     ------------

Net loss - as reported                      $    (343,900)   $    (114,916)
Deduct:   Total stock-based
          compensation expense
          determined under fair
          value based method, net                 (18,312)              --
                                            -------------     ------------

Net earnings - pro forma                    $    (362,212)   $    (114,916)
                                            =============     ============


Basic and diluted loss per share -
            as reported                     $      (0.007)    $     (0.002)
                                            =============     ============

           pro forma                        $      (0.007)    $     (0.002)
                                            =============     ============


SFAS No. 123 requires that the fair value of options and warrants issued to non-employees for goods and services be recorded in the financial statements as an expense.


NOTE 6 - RELATED PARTY TRANSACTIONS

During the three-months ended March 31, 2004 and 2003, the Company paid shareholders and their affiliates $6,746 and $10,757, respectively (in addition to salaries and reimbursement of business expenses) for various services rendered. No one transaction or combination attributed to one individual or entity exceeded $60,000 on an annual basis.




                                       F11

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 7 - LITIGATION

The Company was advised in December 2003 that a statement of claim was filed in the Ontario Superior Court of Justice against it, a current director and others alleging that it and other parties released and disseminated false and misleading statements about its business from on or about March 1999 through March 2000. The complaint seeks damages of $100,000,000 and punitive damage of $20,000,000. ESWW has not yet been served with the statement of claim and believes the claims to be without merit. If served, the Company intends to contest the claims vigorously.

In January 2002, an action was filed in Ontario, Canada against the Company for breach of an agreement claiming approximately $50,000 plus costs. ESWW is defending itself against this action. It is the determination of management that the final determination of this claim will not have a material effect on the financial position or operating results of the Company.

The Company received a letter in February 2004 seeking an amount due of $192,000 per the terms of a consulting agreement. No legal action has been instituted to date, and the Company intends to vigorously contest any claims related to this matter.


NOTE 8 - SUBSEQUENT EVENTS

The Company announced on May 3, 2004 the appointment of David Johnson as its interim President and Chief Executive Officer and Nitin Amersey as its interim Chairman of its Board of Directors. Both appointments were effective May 1, 2004. The Company also announced that effective April 30, 2004, John A. Donohoe, Jr. had resigned from his position as Chief Executive Officer, President, interim Chief Financial Officer and as a member of the Company's Board of Directors to pursue other business opportunities. Mr. Donohoe resigned from his positions without any dispute or disagreement with the Company and its business practices or policies.





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


GENERAL

The Company develops, manufactures and sells environmental technology solutions, and is currently focused on the international automotive, transportation and utility engine industries. It manufactures and markets a line of catalytic control products including a boutique line of finished products, proprietary catalytic converter substrates and catalytic conversion technologies for a multitude of applications as well as providing testing and certification services.

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

ESW is in full compliance with ISO 9001:2000, the ISO standards developed by the International Organization for Standardization which provide an international benchmark for quality systems and foundation for continuous improvement and assurance in design, development and manufacturing. The ISO mandates that the Company follow strict quality guidelines, administrative protocol and safety procedures to a recognized international standardized code. ISO auditors confirm compliance by auditing the Company periodically. The Company passed its most recent audit in November 2003, and is in full compliance with the ISO requirements. Management considers an ISO certification essential for the Company to do business with many export customers.

ACCOUNTING POLICIES AND NEW ACCOUNTING PRONOUNCEMENTS

No new accounting pronouncements have been issued during the three-month period ended March 31, 2004 that would have a material impact on the Company's financial statements. The Company has reviewed the status of its accounting pronouncements and believes there are no significant changes from that disclosed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003, except as provided in this Form 10-QSB.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 AND 2003:

The Company has continued to expand its product offerings to meet the needs of its existing customers and to expand its customer base. While it has been successful in expanding its customer base, there may still be occasions when the Company experiences reduced revenue, due to the timing and other needs of its customers. While the Company presently has adequate resources to carry on its existing work on hand, it does not deem it advisable at this time to produce large amounts of completed inventory significantly in advance of known customer requirements.

The Company's first quarter in Fiscal 2004, while disappointing, was in line with previous expectations. Revenue decreased to $495 thousand from $547 thousand or 9.5% from the year-ago period, however, much of this was attributable to the continuation of the CARB and EPA certification program begun in mid 2003. Gross profit declined from $280,530 to $205,953 or from 51% to 42% of sales; however, more than half of this decrease relates to product mix issues in which a larger volume of higher margin products were sold in the year ago period as compared to the current period. The Company added professional and other personnel necessary to complete its certification programs and the anticipated expansion of its operations upon the completion of the certification process. The Company also experienced increases in the costs of steel materials and precious metals used in its products. These factors contributed to the $23 thousand (8%) increase in cost of sales from the year-ago period.

Operating costs in the period increased to $550 thousand from $395 thousand or nearly 40%. Much of that increase (83%) relates to compensation costs as Officers Salaries increased to $131 thousand (254%) from $37 thousand in the year-ago period as a result of the Employment Contracts that were finalized and became effective in the fourth quarter of 2003 and, as discussed above, the addition of professional and other personnel the Company believes will be necessary as it commences the planned expansion of its operations upon the completion of its certification programs. Non-officer compensation costs are included in Marketing, Office and General costs, and represent an increase of $34,115 or 33% over the prior period. The 263% increase in Consulting is directly attributable to the ongoing certification programs, and as this program is completed, these costs should decrease. Most of the remaining increase in operating costs represent indirect costs related to the certification programs and are not material.


LIQUIDITY AND CAPITAL RESOURCES:

The Company's cash and liquidity position actually improved during the quarter primarily as a result of the issuance of shares of common stock resulting from the exercise of warrants. Additionally, ESWW has continued to collect its receivables and reduced the average age of its receivables from 78 days to 56 days or by more than 28%.

Improvements to the Company's financial position achieved through the Unit Placement in 2002 and 2003 and improved operating results facilitated ESWW's ability to reduce its trade payables, however, the deferral of a portion of Officers Salaries as provided by the terms of the Employment Contracts referred to above partially offset the reduction in trade payables, thus an actual increase in current liabilities was incurred.

The Company's capital expenditures in the period were virtually nil, but as the anticipated ramp-up in its operations occurs later in Fiscal 2004, significant expenditures may be required.

The loss of $344 thousand was funded by $83 thousand in non-cash expenses (Depreciation and Amortization), reductions in receivables ($69 thousand), inventory ($54 thousand), accrued expense ($92 thousand) and the exercise of warrants ($210 thousand); which was partially offset by the continued reduction in trade payables ($50 thousand).

The foregoing factors resulted in the Company's cash position increasing by $114 thousand in the period.

Management understands that profitable operations are essential for the Company to become viable. The Company is, at present, unable to quantify the financial benefits to be gained from the previously announced long-term marketing, distribution and preferred supplier agreements entered into with the Fleetguard Emission Solutions subsidiary of Cummins, Inc.; however, management is optimistic about the significant potential opportunities presented by these agreements.

Should the Company receive a large order (defined as one in which monthly production and deliveries exceeds $1 million), it would need to either negotiate extremely favorable payment terms providing for at least some advance payment or it will need to obtain either debt or equity financing to allow it to purchase sufficient materials and otherwise meet its working capital needs. There can be no assurance that such financing would be available.


ITEM 3.  CONTROLS AND PROCEDURES

The Company is not required to furnish the information required by Item 307 of Regulation S-B until its year ended December 31, 2005.


PART II OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS:

The Company was advised in December 2003 that a statement of claim was filed in the Ontario Superior Court of Justice against it, a current director and others alleging that it and other parties released and disseminated false and misleading statements about its business from on or about March 1999 through March 2000. The complaint seeks damages of $100,000,000 and punitive damage of $20,000,000. ESWW has not yet been served with the statement of claim and believes the claims to be without merit. If served, the Company intends to contest the claims vigorously.

In January 2002, an action was filed in Ontario, Canada against the Company for breach of an agreement claiming approximately $50,000 plus costs. ESWW is defending itself against this action. It is the determination of management that the final determination of this claim will not have a material effect on the financial position or operating results of the Company.

The Company received a letter in February 2004 seeking an amount due of $192,000 per the terms of a consulting agreement. No legal action has been instituted to date, and the Company intends to vigorously contest any claims related to this matter.

ITEM 2. CHANGE IN SECURITIES:  NONE


ITEM 3. DEFAULTS UPON SENIOR SECURITIES:  NONE


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS:  NONE


ITEM 5. OTHER INFORMATION:

The Company announced on May 3, 2004 the appointment of David J. Johnson as its Interim President and Chief Executive Officer and Nitin M. Amersey as its Interim Chairman of its Board of Directors. Both appointments are effective May 1, 2004. Mr. Amersey is the owner of Langford Business Services LLC, a company that is party to a sales representative agreement dated March 15, 2002, of the Company's wholly owned subsidiary, ESW Canada, Inc. whereby Langford and its subagent, Hudson Engineering Industries Pvt. Ltd. (Bombay), also owned by Mr. Amersey and his family, serve as ESW Canada's exclusive representative in India for the sale and after sale support of certain products of the Company in India. To date, no sales transactions have taken place under the agreement between ESW Canada and Langford.

The Company also announced that effective the close of business April 30, 2004, John A. Donohoe, Jr. had resigned from his position as Chief Executive Officer, President, Interim Chief Financial Officer and as a member of the Company's Board of Directors to pursue other business opportunities. Mr. Donohoe resigned from his positions without any dispute or disagreement with the Company and its business practices or policies.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(A)       EXHIBITS:

31.1 Certification of the Interim Chairman of the Board of Directors pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Interim President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 Certification of the Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification pursuant to 18 U. S. C. Section 1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



         (B)   REPORTS ON FORM 8-K:


         A Form 8-K report regarding Financial Statements and Regulation FD Disclosure was filed March 12, 2004 reporting the Company's unaudited fourth quarter and audited fiscal year financial results in the previous fiscal year.

         A Form 8-K report regarding Other Events was filed May 3, 2004 reporting the resignation of John A. Donohoe, Jr., the Company's Chairman, President, Chief Executive Officer and Acting Chief Financial Officer effective May 1, 2004 and the appointment of Nitin Amersey as Interim Chairman and David Johnson as Interim President and Chief Executive Officer.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED: MAY 13, 2004
TELFORD, PA


                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.


                   BY: /S/ NITIN M. AMERSEY
                       --------------------------------------------------
                           NITIN M. AMERSEY
                           INTERIM CHAIRMAN OF THE BOARD OF DIRECTORS




                  BY: /S/ DAVID J. JOHNSON
                      --------------------------------------------------
                          DAVID J. JOHNSON
                          INTERIM PRESIDENT AND CHIEF EXECUTIVE OFFICER