Form 10QSB
period 2004-06-30
ENVIRONMENTAL SOLUTIONS WORLDWIDE INC
filed 2004-08-16
CIK 1082278

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

                        [x] Quarterly report pursuant to
                                 Section 13 or
              15(d) of the Securities Exchange Act of 1934 for the
                    quarterly period ended - June 30, 2004.

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

The issuer had 50,224,843 shares of common stock, par value $0.001 outstanding as of July 31, 2004.



                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
                                   FORM 10-QSB

                                      INDEX

PART I             FINANCIAL INFORMATION                                       PAGE NO.

        ITEM 1     Financial Statements (unaudited)
                        Consolidated Balance Sheet as of June 30, 2004            F2

                        Consolidated Statements of Operations for the Three and   F3
                            Six Months Ended June 30, 2004 and 2003

                        Consolidated Statement of Changes in Stockholders'        F4
                           Equity for the Six Months Ended June 30, 2004

                        Consolidated Statements of Cash Flows for the             F5
                           Six Months Ended June 30, 2004 and 2003

                        Notes to Consolidated Financial Statements             F6 - F13

        ITEM 2     Management's Discussion and Analysis of Operations           14 - 18

        ITEM 3     Controls and Procedures                                        18

PART II            OTHER INFORMATION

        ITEM 1     Legal Proceedings                                              18

        ITEM 5     Other Information                                              19

        ITEM 6     Exhibits and Reports on Form 8-K                               19





                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                           CONSOLIDATED BALANCE SHEET
                                 June 30, 2004
                                   (UNAUDITED)



ASSETS

Current assets
      Cash and cash equivalents                                    $     46,763
      Accounts receivable - net of allowance
           for bad debts of $7,500                                      288,984
      Inventory                                                         241,121
      Prepaid expenses                                                   17,348
      Other current assets                                               27,731
                                                                   ------------

           Total current assets                                         621,947

Property and equipment, net of accumulated
      depreciation of $393,202                                          408,429

Patents and trademarks, net of accumulated
      amortization of $746,792                                        1,407,729
                                                                   ------------

                                                                   $  2,438,105
                                                                   ============

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
      Accounts payable and accrued expenses                        $    345,979
      Shares subject to mandatory redemption:
           Class A special shares, no par value
           700,000 shares authorized, issued
           and outstanding                                              453,900
                                                                   ------------

           Total current liabilities                                    799,879
                                                                   ------------


Stockholders Equity
      Common stock, $0.001 par value, 100,000,000
           shares authorized; 50,099,843
           shares outstanding                                            50,099
      Additional paid-in capital                                     12,126,439
      Accumulated deficit                                           (10,538,312)
                                                                   ------------

           Total stockholders' equity                                 1,638,226
                                                                   ------------

                                                                   $  2,438,105
                                                                   ============



   The accompanying notes are an integral part of these financial statements


                                       F2




                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)


                                                    Six Months Ended June 30,    Three Months Ended June 30,
                                                     2004            2003*           2004            2003*
                                                 ------------    ------------    ------------    ------------
Revenue
      Net sales                                  $    926,178    $  1,055,252    $    430,748    $    507,806

Cost of sales                                         524,846         489,309         246,489         222,393
                                                 ------------    ------------    ------------    ------------

Gross profit                                          401,332         565,943         184,259         285,413
                                                 ------------    ------------    ------------    ------------

Operating expenses
      Consulting and professional fees                165,457          98,918          81,386          39,050
      Marketing, office & general costs               705,948         619,513         360,297         320,968
      Officers compensation and directors fees        228,269          80,781          97,019          43,748

                                                 ------------    ------------    ------------    ------------

                                                    1,099,674         799,212         538,702         403,766
                                                 ------------    ------------    ------------    ------------

Net loss                                         $   (698,342)   $   (233,269)   $   (354,443)   $   (118,353)
                                                 ============    ============    ============    ============


Loss per share information
Basic and diluted                                $     (0.014)   $     (0.005)   $     (0.007)   $     (0.002)
                                                 ============    ============    ============    ============


Weighted average number of shares outstanding      49,738,685      48,350,477      50,097,096      48,472,428
                                                 ============    ============    ============    ============

      *  Reclassified for comparative purposes












    The accompanying notes are an integral part of these financial statements


                                       F3





                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2004
                                   (UNAUDITED)




                                                       Common Stock          Additional       Accumulated
                                                  Shares         Amount        Paid-In         Deficit          Total
                                                                               Capital
                                                ------------   ------------   ------------   ------------    ------------
January 1, 2004                                   49,349,490   $     49,348   $ 11,880,083   $ (9,839,969)   $  2,089,462

Net loss                                                --             --             --         (698,343)       (698,343)

Common stock issued from exercise of warrants        750,353            751        224,356           --           225,107

Options issued for services rendered                    --             --           22,000           --            22,000
                                                ------------   ------------   ------------   ------------    ------------


June 30, 2004                                     50,099,843   $     50,099   $ 12,126,439   $(10,538,312)   $  1,638,226
                                                ============   ============   ============   ============    ============










    The accompanying notes are an integral part of these financial statements



                                       F4


                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)

                                                            2004        2003
                                                         ---------    ---------

Net loss                                                 $(698,343)   $(233,269)

Adjustments to reconcile net loss to net cash used in operating activities:

         Non-cash services                                  22,000         --
         Provision for bad debts                             7,500         --
         Depreciation                                       60,400       57,300
         Amortization                                      107,262      107,171
         Change in operating assets and liabilities        237,197     (174,537)
                                                         ---------    ---------

Net cash used in operating activities                     (263,984)    (243,335)
                                                         ---------    ---------

Investing activities:

         Acquisition of property and equipment              (1,246)     (29,493)
         Increase in patents and trademarks                   --        (15,108)
                                                         ---------    ---------

              Net cash used in investing activities         (1,246)     (44,601)
                                                         ---------    ---------

Financing activities:

         Issuance of common stock                          225,107      247,000
                                                         ---------    ---------


Net decrease in cash                                       (40,123)     (40,936)

Cash, beginning of period                                   86,886      110,784
                                                         ---------    ---------


Cash, end of period                                      $  46,763    $  69,848
                                                         =========    =========


Non-Cash Financing Activities
         Exercise of warrants                            $    --      $     544
                                                         =========    =========







    The accompanying notes are an integral part of these financial statements


                                       F5

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

The Company develops, manufactures and sells environmental technology solutions, and is currently focused on the international automotive, transportation and utility engine industries. It manufactures and markets a line of catalytic control products including a boutique line of finished products, proprietary catalytic converter substrates and catalytic conversion technologies for a multitude of applications as well as providing engine testing and certification services.

The accompanying consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003 filed by the Company with the Securities and Exchange Commission on March 12, 2004.

The accompanying condensed consolidated financial statements reflect, in the opinion of management, all adjustments (consisting primarily of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of results to be expected for the entire year ending December 31, 2004.

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





                                       F6

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 2 - ACCOUNTS RECEIVABLE AND CONCENTRATIONS OF CREDIT RISK

The Company monitors its customer's receivables and while it may, on occasion, request advance payments, it generally does not require collateral from those customers. Four customers of the Company's ESW America, Inc. subsidiary accounted for 24%, 14% 13% and 13%, respectively, of consolidated product revenues for the six months ended June 30, 2004. Three customers accounted for 33%, 23% and 20% respectively, of accounts receivable as of June 30, 2004. Management periodically reviews Accounts Receivable and establishes reserves when it believes collections may become an issue.


NOTE 3 - RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2004, the financial Accounting Standards Board's ("FASB") Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 03-06, "Participating Securities and the Two-class Method Under FASB Statement No. 128, Earnings Per Share". EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undisturbed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The adoption of EITF 03-06 is not expected to have a material effect on our financial position or results of operations.

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


NOTE 3 - RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

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

In May 2003, the FASB issued SFAS 150, "Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity". SFAS 150 requires that certain instruments classified as part of stockholders' equity and liabilities be classified as liabilities. The Company reclassified its outstanding Class A Special Shares to current liabilities as of October 1, 2003.

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


NOTE 3 - RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

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


                                       F9

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4 - ISSUANCE OF COMMON STOCK

In March 2004, the Company received $210,106 from the exercise of 1,400,706 warrants to purchase 700,353 shares of common stock and an additional $15,000 from the exercise of 100,000 warrants to purchase 50,000 shares in April 2004. The warrants were issued as a result of Unit Placements in 2002 and 2003 in which participants received one warrant for each unit purchased, that allows for the purchase of one-half share of common stock for each share of common stock purchased in the Unit Placement. Each warrant has an exercise price of $0.15, and can only be exercised in even lots for full shares.


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

In August 2003, the board of directors ratified the Compensation Committees granting of 650,000 options in the aggregate at an exercise price of $0.27 (fair-market-value on date of grant) per share as consideration for their service on the board. The options expire ten years from the date of grant and vest over a three-year period.

In November 2003, the board of directors ratified the employment contract of the then President and Chief Executive Officer, which included the granting of 2,000,000 options at an exercise price of $0.66 (110% of fair-market value on the date of grant) per share. The options expire in five years from the date of grant and vest over a two-year period with one-third vesting immediately and thereafter on the first and second anniversary of the employment contract provided the contract is in force and effect.




                                       F10

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5 - STOCK OPTIONS AND WARRANT GRANTS (CONTINUED)

On April 30, 2004, the then Chairman, President and Chief Executive Officer resigned from the Company effective May 1, 2004. Consequently, all unvested options (1,333,333 of the 2,000,000) granted under the November 2003 contract lapsed and were cancelled. In addition, the Company awarded 50,000 options to its former Chairman, President and Chief Executive Officer to purchase 50,000 shares of common stock at $0.45 per share (fair market value on the date of grant) for consulting services subsequent to his termination. The fair-market value for the 2,000,000 options (determined under the Black-Scholes method) was approximately $1,200,000 of which $500,000 was reflected as pro-forma compensation expense in the pro forma information presented for the year ended December 31, 2003. The $700,000 balance, which will no longer vest, is not reflected in the accompanying pro forma data.

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

Had compensation cost for the Company's stock option plan been determined on the fair value at grant date consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been as follows:

     PRO FORMA INFORMATION
                                                   SIX MONTHS ENDED JUNE 30,
                                                  2004               2003
                                            ------------------------------------

     Net loss - as reported                 $   (676,342)        $    (233,269)
     Deduct:   Total stock-based
               compensation expense
               determined under fair
               value based method, net           (36,758)              --
                                            ------------------------------------

     Net loss - pro forma                   $   (713,100)        $    (233,269)
                                            ====================================


     Basic and diluted loss per share -
                as reported                 $     (0.014)         $    (0.005)
                                            ====================================

                pro forma                   $     (0.014)         $    (0.005)
                                            ====================================


                                       F11

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5 - STOCK OPTIONS AND WARRANT GRANTS (CONTINUED)

SFAS No. 123 requires that the fair value of options and warrants issued to non-employees for goods and services be recorded in the financial statements as an expense.


NOTE 6 - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2004 and 2003, the Company paid shareholders and their affiliates $9,141 and $19,128, respectively (in addition to salaries and reimbursement of business expenses) for various services rendered. No one transaction or combination attributed to one individual or entity exceeded $60,000 on an annual basis.


NOTE 7 - LITIGATION

The Company was advised in December 2003 that a Statement of Claim was filed in the Ontario Superior Court of Justice against it, a current director and others alleging that it and other parties released and disseminated false and misleading statements about its business from on or about March 1999 through March 2000. The complaint seeks damages of $100,000,000 and punitive damages of $20,000,000. The Company has not been served with the Statement of Claim and the time to serve the Company has lapsed. The Company believes the claim to be without merit. The claim, however, may be refiled and subsequently served on the Company. The Company, if served with a Statement of Claim if refiled with the Court, intends to contest the claim vigorously.

In January 2002, an action was filed in Ontario, Canada against the Company for breach of an agreement claiming approximately $50,000 plus costs. It is the opinion of management that the final determination of this claim will not have a material effect on the financial position or operating results of the Company.

The Company received a letter in February 2004 claiming an amount due of $192,000 per the terms of a consulting agreement. No legal action has been instituted to date, and the Company intends to vigorously contest any claims related to this matter.





                                       F12

NOTE 8 - SUBSEQUENT EVENTS

On July 12, 2004 Messrs. Barry Gross and William Sifer tendered their resignations from the Board of Directors. Neither Mr. Gross nor Mr. Sifer had any disputes or disagreements with the Company and its business practices or policies.

On August 11, 2004 the Board of Directors granted 2,300,000 options to directors, officers and key employees. The options vest immediately, are exercisable at $0.50 per share and remain outstanding for various terms from three (3) to five (5) years.




























                                       F13

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

The Company has developed commercially viable proprietary catalytic converter technologies for diesel, gasoline and alternative (CNG/LPG) fueled combustion engines. The unique technology consists of a wire mesh substrate and wash coat formulas, which form the basis for the catalyzed substrate. The finished product can be produced in a myriad of sizes and shapes. The substrate creates a turbulent environment, which increases catalytic activity and serves as a filter of particulate matter, important in diesel emission control.

The Company's catalyst products have been extensively tested internally and by independent third parties. Management believes they demonstrate superior performance to comparable competing products. ESW's customers have applied the Company's products to meet their own needs, and have, in specific instances, received certification for their product applications from the Environmental Protection Agency (EPA) and the California Air Resources Board (CARB). Customers have had their engines certified using the Company's Clean Cat (R), Pro Cat
(TM), Quiet Cat (TM) catalyst products and services. The Company's catalyst products are being marketed both domestically and internationally, including in such countries as China, India, Korea and Mexico.

ESW is in full compliance with ISO 9001:2000, the ISO standards developed by the International Organization for Standardization which provide an international benchmark for quality systems and foundation for continuous improvement and assurance in design, development and manufacturing. The ISO mandates that the Company follow strict quality guidelines, administrative protocol and safety procedures to a recognized international standardized code. ISO auditors confirm compliance by auditing the Company periodically. The Company passed its most recent audit in May 2004, and is in full compliance with the ISO requirements. Management considers an ISO certification essential for the Company to do business with many export customers.


ACCOUNTING POLICIES AND NEW ACCOUNTING PRONOUNCEMENTS

No new accounting pronouncements have been issued during the six-month period ended June 30, 2004 that would have a material impact on the Company's financial statements. The Company has reviewed the status of its accounting pronouncements and believes there are no significant changes from that disclosed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003, except as provided in this Form 10-QSB.


RESULTS OF OPERATIONS


THREE MONTHS ENDED JUNE 30, 2004 AND 2003:

Revenue for the three-month period continued to be impacted by the Company's decision to concentrate on the completion of the CARB and EPA certification program begun in mid 2003.

Revenue for the current quarter decreased by $77 thousand or 15% from the same period a year ago, with manufacturing revenue declining by $79 thousand or 17% from the like period a year ago, and partially offset by a slight increase in testing and other revenue.

Cost of sales increased by $24 thousand or 11% over the corresponding year-ago period primarily as a result of an increase in the cost of steel products of $11 thousand and labor costs of $13 thousand. The steel cost increases are the result of dramatic increases in the price of certain steel products that have occurred in the current year, and the increased labor costs are primarily attributable to the increase in testing revenue and in its efforts to complete the CARB and EPA certification programs.

As a result of the foregoing, gross profit declined by $101 thousand or nearly 35% from the corresponding period from a year ago.

Consulting and professional fees increased by $20 thousand over the year ago period primarily as a result of the continuing certification programs. The increase in marketing, office and general costs of nearly $40 thousand primarily consists of a $36 thousand increase in payroll and related expenses from the year-ago period as the Company added personnel in conjunction with its certification programs and anticipated revenue increase once they have been completed, a $17 thousand increase in travel and related expense brought about by increased sales and marketing activities and a $13 thousand increase in shop expense that was offset by a decrease of $22 thousand in Investor related expenses from the corresponding year-ago period (much of which represented prior period's costs). Officer's salaries increased by $53 thousand as a result of the employment contracts that became effective in the last quarter of Fiscal 2003.

As a result of the above, operating costs increased by $113 thousand or 28% over the year ago period, and when coupled with the foregoing reduction in gross profit, resulted in an increased loss of $214 thousand over the year-ago period.


SIX MONTHS ENDED JUNE 30, 2004 AND 2003:


Just as revenue for the three months was impacted by the continuation of the CARB and EPA certification programs, revenue for the six-month period was similarly affected.

The revenue decrease of $129 thousand (12%) from the year ago period resulted from a decrease in manufacturing revenue of $156 thousand (16%) that was offset by an increase of $27 thousand (40%) in testing and other revenue. While testing and other revenue accounted for almost 10% of consolidated revenue for the current period, that percentage should be reduced to more historic levels once the certification programs have been completed.

Cost of sales increased by $36 thousand (7%) in the period as compared to the corresponding period of a year ago. This was primarily attributable to a $49 thousand increase in the cost of steel products and $26 thousand increase in labor costs that were partially offset by a $23 thousand decrease in subcontract costs, an $11 thousand decrease in mesh and mesh preparation expense and slight reductions in other costs of sales from the year ago period.

These factors led to a decrease in gross profit in the current period of $165 thousand or 29% from the corresponding year ago period. Consequently the gross profit margin declined to 43% in the current period from 54% in the year ago period. Upon completion of the certification programs, management anticipates an increase in manufacturing revenue (as compared to testing revenue) and a corresponding increase in gross profits. No such assurance can be given, however, that the Company will receive increased orders or that it can produce the additional product quantities represented by an increase in orders.

Professional fees increased by $45 thousand from the year-ago period primarily as a result of additional information sought by the licensing agencies at CARB and EPA. Marketing, office and general costs increased by $86 thousand primarily as a result of a $27 thousand increase in shop expense related to the increase in testing revenue and in the certification programs, together with hiring the additional personnel (an increase of $34 thousand) and increased employment related costs such as payroll taxes and group insurance (an aggregate increase of $38 thousand) that management believes will be necessary upon completion of its certification programs, together with an increase in travel and related costs of $10 thousand. These increased expenses were somewhat offset by a decrease in the cost of business insurance of $20 thousand in the current period. Officers' salaries increased to $228 thousand from $81 thousand in the year-ago period as a result of the employment contracts that were finalized and became effective in the last quarter of last year. Thus operating expenses increased by $278 thousand (nearly 35%) over the year ago period. The above when combined with the diminished gross profit, resulted in an increased loss of $443 thousand in the current period over the year ago period.


LIQUIDITY AND CAPITAL RESOURCES:


The $676 thousand loss was substantially funded by the sale of equity resulting from the exercise of warrants and options totaling $225 thousand, non-cash expenses such as Depreciation ($60 thousand) and Amortization ($107 thousand), reduction of Receivables of $83 thousand, Inventory of $18 thousand and an increase in Accounts Payable and Accrued Expense of $134 thousand.

The reduction in Receivables resulted in a reduction of the average age from 77 days at year-end to 57 days, whereas the reduction in Inventory reduced the days of inventory carried from 110 days to 84 days. Overall, the Company's working capital position declined by $285 thousand from year-end, but it was able to maintain ongoing operations through the aggressive collection of receivables, by reducing unnecessary inventory and through negotiating favorable terms with its suppliers.

The Company closely monitors its receivables and maintains contact with its customers. As a result of its review, management has determined that one customer with a nominal balance may become a credit risk and it has established a reserve for uncollectable on this account. At June 30, three (3) customers account for approximately 76% of the Company's receivables.

Cash provided by financing activities amounted to $225 thousand in the current period as compared to $247 thousand in the year ago period. Cash used in operating activities increased to $264 thousand from $243 thousand in the year ago period. Investing activities decreased to slightly more than $1 thousand from the $46 thousand in the prior period.

Management of the Company recognizes that profitable operations are essential for the Company to become viable. However, unforeseen economic and business factors that may be beyond the control of the Company may impact its ability to meet this objective, and the Company may require additional debt or equity financing to continue its operations should it not be able to achieve profitable operations. Moreover, should the Company receive a large order (defined as one in which monthly production would exceed $1 million), it would need to either negotiate extremely favorable payment terms providing for at least some advance payment or it will need to obtain either debt or equity financing to allow it to purchase sufficient materials and meet its working capital needs. There can be no assurance such financing would be available.


ITEM 3.  CONTROLS AND PROCEDURES

The Company is not required to furnish the information required by Item 307 of Regulation S-B until its fiscal year ending December 31, 2005.


PART II OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS:

The Company was advised in December 2003 that a Statement of Claim was filed in the Ontario Superior Court of Justice against it, a current director and others alleging that it and other parties released and disseminated false and misleading statements about its business from on or about March 1999 through March 2000. The complaint seeks damages of $100,000,000 and punitive damage of $20,000,000. The Company has not been served with the Statement of Claim and the time to serve the Company has lapsed. The Company believes the claim to be without merit. The claim, however, may be refiled and subsequently served on the Company. The Company, if served with a Statement of Claim if refiled with the Court, intends to contest the claim vigorously.

In January 2002, an action was filed in Ontario, Canada against the Company for breach of an agreement claiming approximately $50,000 plus costs. It is the determination of management that the final outcome of this claim will not have a material effect on the financial position or operating results of the Company.

The Company received a letter in February 2004 claiming an amount due of $192,000 per the terms of a consulting agreement. No legal action has been instituted to date, and the Company intends to vigorously contest any claims related to this matter should an action be commenced.

ITEM 5. OTHER INFORMATION:


On July 12, 2004 Messrs. Barry Gross and William Sifer tendered their resignations from the Board of Directors. Neither Mr. Gross nor Mr. Sifer had any disputes or disagreements with the Company and its business practices or policies.

On August 11, 2004, when the price of the Company's common stock was $0.42, the Board of Directors approved the aggregate award of 2,300,000 stock options to nine(9) employees, two (2) executive officer/directors and two (2) outside directors. All options awarded have immediate vesting with an exercise price of $0.50 per share with exercise periods ranging from three to five years from the date of award.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (A)  EXHIBITS:

     31.1 Certification of the Interim Chairman of the Board of Directors pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Certification of the Interim President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.3 Certification of the Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification pursuant to 18 U.S.C. Section 1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         (B)   REPORTS ON FORM 8-K:

         A Form 8-K report regarding Other Events and Regulation FD disclosure was filed on May 18, 2004 announcing the Company had retained the services of Heritage Trust Company of Toronto, Ontario Canada as the Company's transfer agent.

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


DATED:   AUGUST 12, 2004
                  TELFORD, PA


                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.


                                    BY: /S/ NITIN M. AMERSEY
                                        --------------------
                                            NITIN M. AMERSEY
                   INTERIM CHAIRMAN OF THE BOARD OF DIRECTORS




                                    BY:  /S/ DAVID J. JOHNSON
                                        ----------------------
                                         DAVID J. JOHNSON
                  INTERIM PRESIDENT AND CHIEF EXECUTIVE OFFICER