Form 10QSB
period 2004-09-30
ENVIRONMENTAL SOLUTIONS WORLDWIDE INC
filed 2004-11-15
CIK 1082278

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

                 [x] Quarterly report pursuant to Section 13 or
              15(d) of the Securities Exchange Act of 1934 for the
                  quarterly period ended - September 30, 2004.

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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

The issuer had 50,224,843 shares of common stock, par value $0.001 outstanding as of November 9, 2004.

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
                                   FORM 10-QSB

                                      INDEX

PART I     FINANCIAL INFORMATION                                        PAGE NO.

   ITEM 1  Financial Statements (unaudited)
             Consolidated Balance Sheet as of September 30, 2004           F2

             Consolidated Statements of Operations for the Three and       F3
                 Nine Months Ended September 30, 2004 and 2003

             Consolidated Statement of Changes in Stockholders'            F4
                Equity for the Nine Months Ended September 30, 2004

             Consolidated Statements of Cash Flows for the                 F5
                Nine Months Ended September 30, 2004 and 2003

             Notes to Consolidated Financial Statements                 F6 - F13

   ITEM 2  Management's Discussion and Analysis of Operations            14 - 18

   ITEM 3  Controls and Procedures                                         18

PART II         OTHER INFORMATION

   ITEM 1  Legal Proceedings                                               19

   ITEM 6  Exhibits and Reports on Form 8-K                              19 - 20

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

ASSETS

Current assets
      Cash and cash equivalents                                $  5,477,105
      Accounts receivable - net of allowance
           for bad debts of $7,500                                  312,996
      Inventory                                                     415,028
      Prepaid expenses                                               17,664
      Other current assets                                           62,983
                                                               ------------

           Total current assets                                   6,285,776

Property and equipment, net of accumulated
      depreciation of $423,892                                      438,566

Patents and trademarks, net of accumulated
      amortization of $800,459                                    1,354,062
                                                               ------------

                                                               $  8,078,404
                                                               ============

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
      Accounts payable, accrued expenses and
           customer deposits                                   $    386,512
      Shares subject to mandatory redemption:
           Class A special shares, no par value
           700,000 shares authorized, issued
           and outstanding                                          453,900
                                                               ------------

           Total current liabilities                                840,412

Long Term Debt
      4% Convertible Debentures due 9/13/07                       5,580,197
                                                               ------------

Total Liabilities

Stockholders Equity
      Common stock, $0.001 par value, 100,000,000
           shares authorized; 50,224,843 shares
           outstanding                                               50,224
      Additional paid-in capital                                 12,673,614
      Accumulated deficit                                       (11,066,043)
                                                               ------------

           Total stockholders' equity                             1,657,795
                                                               ------------

                                                               $  8,078,404
                                                               ============

   The accompanying notes are an integral part of these financial statements

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                    NINE MONTHS ENDED SEPTEMBER 30,       THREE MONTHS ENDED SEPTEMBER 30,
                                                        2004              2003*              2004                2003*
                                                    ------------       ------------       ------------        ------------
Revenue
      Net sales                                     $  1,216,470       $  1,359,226       $    290,293        $    303,974

Cost of sales                                            707,759            650,954            182,913             161,645
                                                    ------------       ------------       ------------        ------------

Gross profit                                             508,711            708,272            107,380             142,329
                                                    ------------       ------------       ------------        ------------

Operating expenses
      Consulting and professional fees                   275,741            149,078            110,284              50,160
      Marketing, office & general costs                1,152,541            911,998            446,593             292,485
      Officers compensation and directors fees           306,503            136,609             78,234              55,828
                                                    ------------       ------------       ------------        ------------

                                                       1,734,785          1,197,685            635,111             398,473
                                                    ------------       ------------       ------------        ------------

Net loss                                            $ (1,226,074)      $   (489,413)      $   (527,731)       $   (256,144)
                                                    ============       ============       ============        ============

Loss per share information
Basic and diluted                                   $     (0.025)      $     (0.010)      $     (0.011)       $     (0.005)
                                                    ============       ============       ============        ============

Weighted average number of shares outstanding         49,898,714         48,687,141         50,223,484          49,349,490
                                                    ============       ============       ============        ============

      * Reclassified for comparative purposes

    The accompanying notes are an integral part of these financial statements

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                                   (UNAUDITED)

                                                           COMMON STOCK          ADDITIONAL      ACCUMULATED
                                                      SHARES         AMOUNT    PAID-IN CAPITAL     DEFICIT         TOTAL
                                                   ------------   ------------ ---------------  -------------   ------------
January 1, 2004                                      49,349,490   $     49,348   $ 11,880,083   $  (9,839,969)  $  2,089,462

Net loss                                                     --             --             --      (1,226,074)    (1,226,074)

Common stock issued from exercise of warrants           875,353            876        261,731              --        262,607

Fair Value of Warrants on Convertible Debentures              ~              ~        528,000               ~        528,000
     Debentures, net of amortization

Write-off options receivable                                  ~              ~        (25,000)              ~        (25,000)

Options issued for services rendered                          ~              ~         28,800               ~         28,800
                                                   ------------   ------------   ------------   -------------   ------------

September 30, 2004                                   50,224,843   $     50,224   $ 12,673,614   $(11,066,043)   $  1,657,795
                                                   ============   ============   ============   =============   ============

    The accompanying notes are an integral part of these financial statements

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                            2004            2003
                                                        ------------    ------------
Net loss                                                $ (1,226,074)   $   (489,413)

Adjustments to reconcile net loss to net cash used in operating activities:

         Provision for uncollectable accounts                  7,500              --
         Amortization of debenture warrant fair value          8,197
         Options issued for services provided                 28,800
         Depreciation                                         91,358          88,405
         Amortization                                        161,000         160,768
         Change in operating assets and liabilities           19,243         (28,025)
                                                        ------------    ------------

Net cash used in operating activities                       (909,976)       (268,265)
                                                        ------------    ------------

Investing activities:

         Acquisition of property and equipment               (62,342)        (27,111)
         Increase in patents and trademarks                      (70)        (13,850)
                                                        ------------    ------------

              Net cash used in investing activities          (62,412)        (40,961)
                                                        ------------    ------------

Financing activities:

         Issuance of common stock                            262,607         247,000
         Issue of Convertible Debnture                     6,100,000              --
                                                        ------------    ------------
                                                                           6,362,607

Net increase (decrease) in cash                            5,390,219         (62,226)

Cash, beginning of period                                     86,886         110,784
                                                        ------------    ------------

Cash, end of period                                     $  5,477,105    $     48,558
                                                        ============    ============

Non-Cash Financing Activities
         Exercise of warrants                           $         --    $        544
                                                        ============    ============

    The accompanying notes are an integral part of these financial statements

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

The Company develops, manufactures and sells environmental technology solutions, and is currently focused on the international automotive, transportation and utility engine industries. It manufactures and markets a line of catalytic control products including a boutique line of finished products, proprietary catalytic converter substrates and catalytic conversion technologies for a number of applications as well as providing engine testing and certification services.

The accompanying consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes the disclosures are adequate to make the information presented not misleading. The consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003 filed by the Company with the Securities and Exchange Commission on March 12, 2004.

The accompanying consolidated financial statements reflect, in the opinion of management, all adjustments (consisting primarily of normal recurring adjustments) necessary to present fairly the results for the interim periods. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of results to be expected for the entire year ending December 31, 2004.

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. The Company, however, has sustained continuing operating losses and presently lacks a sufficient source of revenue, which creates uncertainty about the Company's ability to continue as a going concern. The Company's ability to continue operations as a going concern and to realize its assets and discharge its liabilities is dependent upon obtaining additional financing sufficient for continued operations as well as achieving and maintaining profitable operations.

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 2 - ACCOUNTS RECEIVABLE AND CONCENTRATIONS OF CREDIT RISK

The Company monitors its customer's receivables and while it may, on occasion, request advance payments, it generally does not require collateral from those customers. Four customers of the Company's ESW America, Inc. subsidiary accounted for 23%, 16% 15% and 12%, respectively, of consolidated product revenues for the nine months ended September 30, 2004. Three customers accounted for 32%, 20% and 14% respectively, of accounts receivable as of September 30, 2004. Management periodically reviews Accounts Receivable and establishes reserves for uncollectable account when it believes specific collections may become an issue.


NOTE 3 - RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2004, the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 02-14, "Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock". EITF 02-14 addresses circumstances in which companies acquire the right to significantly influence the operations of another entity without owning a voting interest in that entity. The Financial Accounting Standards Board at its July 16, 2004 meeting ratified EITF 02-14. The adoption of EITF 02-14 is not expected to have a material effect on our financial position or results of operations.

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

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 3 - RECENTLY ISSUED ACCOUNTING STANDARDS (CONTINUED)

In March 2004, the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 03-01, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments." In connection with its discussion of EITF 02-14, "Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock", the Task Force discussed the meaning of other-than-temporary impairment and its application to certain investments carried at cost. The Financial Accounting Standards Board at its March 31, 2004 meeting ratified EITF 03-01. The adoption of EITF 03-01 is not expected to have a material effect on our financial position or results of operations.

In April 2003, the Financial Accounting Standards Board's ("FASB") issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 amends and clarifies the financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under FASB Statement No.
133. This statement improves financial reporting by requiring contracts with comparable characteristics be accounted for similarly; thus resulting in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. Management does not expect that the application of SFAS No. 149 will have a material impact on the Company's consolidated financial statements.

In June 2002, the Financial Accounting Standards Board's ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS NO. 146 nullifies the accounting for restructuring costs provided in EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires that a liability associated with an exit or disposal activity be recognized and measured at fair value only when incurred. In addition, one-time service termination benefits should be recognized over the period employees will render service, if the service period required is beyond a minimum retention period. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Management does not expect that the application of the provisions of SFAS No. 146 will have a material impact on the Company's consolidated financial statements.

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4 - ISSUANCE OF COMMON STOCK

The Company received $210,106 from the exercise of 1,400,706 warrants to purchase 700,353 shares of common stock in March 2004, an additional $15,000 from the exercise of 100,000 warrants to purchase 50,000 shares in April 2004 and an additional $37,500 from the exercise of 250,000 warrants to purchase 125,000 shares in July 2004. The warrants were issued as a part of the Unit Placements in 2002 and 2003 in which participants received one warrant for each unit purchased, that allows for the purchase of one-half share of common stock for each share of common stock purchased in the Unit Placement. Warrants can only be exercised in even lots for full shares for an exercise price of $0.30 per share.

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

In August 2003, the board of directors ratified the Compensation Committees granting of 650,000 options in the aggregate at an exercise price of $0.27 (fair-market-value on date of grant) per share to Directors and key employees as consideration for their service. The options expire ten years from the date of grant and vest over a three-year period.

In November 2003, the board of directors ratified the employment contract of the then President and Chief Executive Officer, which included the granting of 2,000,000 options at an exercise price of $0.66 (110% of fair-market value on the date of grant) per share. The options expire five years from the date of grant and vest over a two-year period with one-third vesting immediately and thereafter on the first and second anniversary of the employment contract provided the contract is in force and effect.

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5 - STOCK OPTIONS AND WARRANT GRANTS (CONTINUED)

On April 30, 2004, the then Chairman, President and Chief Executive Officer resigned from the Company effective May 1, 2004. Consequently, all unvested options (1,333,334 of the 2,000,000) granted under the November 2003 contract lapsed and were cancelled. In addition, the Company awarded 50,000 options to its former Chairman, President and Chief Executive Officer to purchase 50,000 shares of common stock at $0.45 per share (fair market value on the date of grant) for consulting services subsequent to his resignation. The fair-market value for the 2,000,000 options (determined under the Black-Scholes method) was approximately $1,200,000 of which $500,000 was reflected as pro-forma compensation expense in the pro forma information presented for the year ended December 31, 2003. The $700,000 balance, which will no longer vest, is not reflected in the accompanying pro forma data.

In December 2003, the board of directors ratified the issuance of 25,000 options at an exercise price of $0.17 (fair-market value at the date of grant) and 85,000 options at an exercise price of $0.60 (fair-market value at the date of grant) to certain key employees during the year. These options expire three years from the date of grant.

In August 2004 the board of directors approved the aggregate award of 2,300,000 stock options to seven (7) employees, two (2) executive officer/directors two
(2) outside directors, and two (2) consultants. The options have immediate vesting with an exercise price of $0.50 per share with exercise periods ranging from three to five years from the date of award. The price of the Company's common stock on the date of award was $0.42. Pursuant to APB Opinion No.25, the Company does not recognize compensation expense for stock based compensation to its employees, Officers and Directors, and the exercise price of the options granted was not less then the fair market value of common shares at the date of grant.

In September 2004, the Company issued $6.1 million of convertible debentures in which the basis of conversion into the Company's common stock is $0.50 per share, which includes warrants to purchase an additional 3.05 million shares of common stock at $1.00 per share. The debentures are for a term of three (3) years and earn interest at the rate of 4%. The Company has computed the fair-value of the warrants utilizing the Black-Scholes method and apportioned the fair value of the debt and warrants accordingly. As a result, the debentures were discounted by $528,000, which will be amortized over the three (3) year life of the debentures. The effective yield on the debenture is 4.38%.

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 5 - STOCK OPTIONS AND WARRANT GRANTS (CONTINUED)

Had compensation cost for the Company's stock options that were issued, been determined on the fair value at grant date consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been as follows:

      PRO FORMA INFORMATION
                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                 2004                2003
                                             -------------------------------
      Net loss - as reported                 $(1,226,074)         $(489,413)
      Deduct: Total stock-based
              compensation expense
              determined under fair
              value based method, net           (758,336)          (434,867)
                                             -------------------------------
      Net loss - pro forma                   $(1,984,410)         $(924,280)
                                             ===============================
      Basic and diluted loss per share -
              as reported                    $    (0.025)         $  (0.010)
                                             ===============================
              pro forma                      $    (0.040)         $  (0.013)
                                             ===============================

SFAS No. 123 requires that the fair value of options and warrants issued to non-employees for goods and services be recorded in the financial statements as an expense.

NOTE 6 - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2004 and 2003, the Company paid shareholders and their affiliates $9,141 and $27,757, respectively (in addition to salaries and reimbursement of business expenses) for various services rendered. No one transaction or combination attributed to one individual or entity exceeded $60,000 on an annual basis; however, in August 2004 the Company issued a $1.25 Million unsecured subordinated promissory note to AB Odnia, an entity that is affiliated with Bengt Odner, a director of the Company. AB Odnia subsequently converted its unsecured subordinated promissory note to a $1.25 million convertible debenture, in September 2004 as a part of the $6.1 million in convertible debentures issued.

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 7 - LITIGATION

The Company was advised in December 2003 that a Statement of Claim was filed in the Ontario Superior Court of Justice against it, a current director and others alleging that it and other parties released and disseminated false and misleading statements about its business from on or about March 1999 through March 2000. The complaint seeks damages of $100,000,000 and punitive damages of $20,000,000. The Company has not been served with the Statement of Claim and the time to serve the Company has lapsed. The Company believes the claim to be without merit. The claim, however, may be refiled and subsequently served on the Company. The Company, if served, intends to contest the claim vigorously.

In January 2002, an action was filed in Ontario, Canada against the Company for breach of an agreement claiming approximately $50,000 plus costs. It is the opinion of management that the final determination of this claim will not have a material effect on the financial position or operating results of the Company. However, the Company is vigorously defending this claim.

The Company received a letter in February 2004 claiming an amount due of $192,000 per the terms of a consulting agreement. No legal action has been instituted to date, and the Company intends to vigorously contest any claims related to this matter.


NOTE 8 - SUBSEQUENT EVENTS

On November 8, 2004, the Company's Board of Directors engaged Mintz & Partners LLP ("Mintz") to audit the consolidated financial statements of the Company. During the Company's two most recent fiscal years and through November 8, 2004, the Company has not consulted with Mintz regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advice was provided that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue.

On October 20, 2004, the Company's certified accountants, Goldstein and Morris, Certified Public Accountants, P. C. informed the Company that they had resigned as they were no longer able to service the account. They had previously been appointed as the Company's certifying accounts on February 5, 2001 and had audited the reports of the Company for its fiscal years since that time.

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 8 - SUBSEQUENT EVENTS (CONTINUED)

During the time reports were issued and the interim period in which Goldstein and Morris served as the Company's certifying accountants there were no disagreement(s) on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

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


GENERAL

The Company develops, manufactures and sells environmental technology solutions, and is currently focused on the international automotive, transportation and utility engine industries. It manufactures and markets a line of catalytic control products including a line of finished catalytic muffler products, proprietary catalytic converter substrates and catalytic conversion technologies for a number of applications. The Company also offers emissions testing and certification services.

The Company has developed commercially viable proprietary catalytic converter technologies for diesel, gasoline and alternative (CNG/LPG) fueled combustion engines. The unique technology consists of a wire mesh substrate and wash coat formulas, which form the basis for the catalyzed substrate. The finished product can be produced in a myriad of sizes and shapes. The substrate creates a turbulent flow environment. This increases catalytic activity and serves as a filter of particulate matter, important in diesel emission control.

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

In September 2004, the Company received a Level II California Air Resources Board (CARB) Executive Order for its proprietary advanced Diesel Catalyst (Particulate Reactor TM) for all diesel engine models from the 1991 through 1993 model years used in on-road applications operating on standard CARB diesel fuel, and subsequently requested the Executive Order be expanded to include Medium Heavy Duty applications (up to and including 8 liter) for engine models from 1994 through 1997. CARB is presently reviewing this request. Additionally, the Company has received an Executive Order from CARB which permits sale of catalytic converters for use on 4 liter or smaller gas engines for all model years up to 1995 on which GVW (gross vehicle weight) is 3,750 pounds or less.

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


ACCOUNTING POLICIES AND NEW ACCOUNTING PRONOUNCEMENTS

No new accounting pronouncements have been issued during the nine-month period ended September 30, 2004 that would have a material impact on the Company's financial statements. The Company has reviewed the status of its accounting pronouncements and believes there are no significant changes from that disclosed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003, except as provided in this Form 10-QSB.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003:

Revenue for the three-month period continued to be impacted by the Company's decision to concentrate on the completion of the CARB and EPA certification program begun in mid 2003. As noted above, the Company received its first Level II CARB Executive Order, is pursuing an expansion of that order and it continues to review other programs on which to pursue appropriate EPA and CARB certifications for its products.

Revenue for the current quarter decreased by $14 thousand or 5% from the same period a year ago. Manufacturing revenue increased by $52 thousand or 24% from the year ago period, and testing and other revenue decreased by $66 thousand or by nearly 82% as the Company's testing facilities were largely committed to it's certification program.

Cost of sales increased by $21 thousand or 13% over the corresponding year-ago period primarily as a result of an increase in the cost of precious metals and chemicals of $16 thousand and labor costs of $9 thousand and offset by small decreases in other related costs. The cost of precious metals and chemicals tends to follow market conditions and management attaches no significance to these increases. The increased labor costs are primarily attributable to the Company's efforts to complete the CARB and EPA certification programs.

As a result of the foregoing, gross profit declined by $35 thousand or nearly 25% from the corresponding period from a year ago. Both periods were adversely impacted from the Company's focus on its certification programs

Consulting and professional fees increased by $60 thousand over the year ago period primarily as a result of the continuing certification programs and from the issue of options to its prior Chairman, President and CEO for consulting services provided in the second quarter. The increase in marketing, office and general costs of $154 thousand primarily consists of a $65 thousand increase in payroll and related expenses from the year-ago period as the Company added personnel in conjunction with its certification programs and in anticipation of a revenue increase once they have been completed, a $42 thousand increase in travel and related expense brought about by increased sales and marketing activities, $20 thousand in interest and other costs related to issuance of convertible debentures and a $34 thousand increase in shop expense that was somewhat offset by small decreases in other sundry costs from the corresponding year-ago period. Officer's salaries increased by $23 thousand as a result of the employment contracts that became effective in the last quarter of Fiscal 2003.

As a result of the above, operating costs increased by $237 thousand or 59% over the year ago period, and when coupled with the foregoing reduction in gross profit, produced an increased loss of $272 thousand over the year-ago period.


NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003:

Just as revenue for the three months was impacted by the continuation of the CARB and EPA certification programs, revenue for the nine-month period was similarly affected, but even more so as the entire current year period was affected.

The revenue decrease of $143 thousand (11%) from the year ago period resulted from a decrease in manufacturing revenue of $104 thousand (9%) and a decrease of $39 thousand (27%) in testing and other revenue. Testing and other revenue accounted for nearly 9% of consolidated revenue; however, this percentage should be reduced to more historic levels once the certification programs have been completed.

Cost of sales increased by $57 thousand (9%) in the period as compared to the corresponding period of a year ago. This was primarily attributable to a $50 thousand (54%) increase in the cost of steel products and $34 thousand increase (19%) in labor costs that were partially offset by a $9 thousand decrease in the cost of precious metals, a $5 thousand decrease in the cost of other inventory items, an $8 thousand decrease in the cost of mesh and a $5 thousand reduction in packaging and freight costs from the year ago period.

These factors led to a decrease in gross profit in the current period of $200 thousand or 28% from the corresponding year ago period. Consequently the gross profit margin decreased to 42% in the current period from 52% in the year ago period. Upon completion of the certification programs, management anticipates an increase in manufacturing revenue (as compared to testing revenue) and a corresponding increase in gross profits. No such assurance can be given, however, that the Company will receive increased orders or that it can produce the additional product quantities represented by an increase in orders, however, management has noted a recent increase in new orders and in inquiries.

Professional fees increased by nearly $127 thousand or nearly 85% from the year-ago period. This includes $18 thousand from the grant of options to the Company's previous Chairman, President and CEO for consulting after leaving the Company in the second quarter, $11 thousand, representing the fair value of options granted to non-employee consultants and advisers, $16 thousand in additional legal fees related to the Registration of the Company's shares issued in previous private placements and in the issuance of the Convertible Debentures in the current year. Other consulting costs increased by $95 thousand, primarily as a result of additional information sought by the licensing agencies at CARB and EPA, however accounting and auditing expenses actually decreased by $13 thousand (25%) over the year-ago period.

Marketing, office and general costs increased by more than $240 thousand (26%) primarily as a result of hiring additional personnel and upgrading existing personnel (an aggregate increase of $92 thousand) and in certain employment related costs such as group and workers compensation insurance (an aggregate increase of $25 thousand) that management believes will be necessary upon completion of its certification programs. Additionally an increase of $54 thousand (73%) in shop expense related primarily from adding and upgrading equipment to meet the expected increase in both manufacturing and testing revenue on completion of the certification programs, together with an increase in travel and related costs of $50 thousand and $20 thousand in costs related to the Convertible Debentures make up the bulk of this increase. Certain costs, such as D & O insurance actually decreased from the year-ago period, but this was offset by slight increases in training and utilities costs.

Officers' salaries increased by $170 thousand from the year-ago period as a result of the employment contracts that were finalized and became effective in the last quarter of last year. Thus operating expenses increased by $537 thousand (45%) over the year ago period. The above when combined with the diminished gross profit, resulted in an increased loss of $737 thousand in the current period over the year ago period.

LIQUIDITY AND CAPITAL RESOURCES:


Cash provided by financing operations amounted to $6.4 million and represents the issuance of Convertible Debentures netting $6.1 million and the sale of equity resulting from the exercise of warrants and granting of options totaling $291 thousand. These funds provided the wherewithal to fund the $1.2 million loss. This, together with non-cash expenses such as Depreciation ($91 thousand), Amortization ($161 thousand) and the provision for uncollectable accounts, together with a reduction of Receivables ($53 thousand) and an increases in payables, accruals and customer deposits ($175 thousand), offset by increased inventory ($156 thousand), the write-off of options receivable ($25 thousand), an increase in Prepaid and Other Expense of $26 thousand and acquisition of property allowed the Company to increase cash by $5.4 million during the period.

The reduction in Receivables resulted in a reduction of the average age from 77 days at year-end to 70 days, whereas the increase in Inventory increased the days of inventory carried from 84 days to 161 days. Overall, the Company's working capital position increased by $5.6 million from year-end.

The Company closely monitors its receivables and maintains contact with its customers. As a result of its review, management has determined that one customer with a nominal balance has become a credit risk and established an uncollectable reserve; however, it is continuing to pursue collection, and has realized a recovery of nearly 25% of this account. At September 30, three (3) customers account for approximately 66% of the Company's receivables.

Company management recognizes that profitable operations are essential for the Company to become viable. However, unforeseen economic and business factors that may be beyond the control of the Company may impact its ability to achieve this objective. While the Company has adequate funds to meet its current and prospective needs, it may require additional financing to continue its operations in the future should it not be able to achieve profitable operations within a reasonable period. There can, however, be no assurances that such financing would than be available.


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

In January 2002, an action was filed in Ontario, Canada against the Company for breach of an agreement claiming approximately $50,000 USD plus costs. However, the Company is vigorously definding this claim. It is the determination of management that the final outcome of this claim will not have a material effect on the financial position or operating results of the Company.

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

          31.1 Certification of the Interim Chairman of the Board of Directors pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Certification of the Interim President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.3 Certification of the Controller pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Certification pursuant to 18 U.S.C. Section 1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (B) REPORTS ON FORM 8-K:

      A current Report on Form 8-K was filed on November 8, 2004 reporting that the Company had engaged Mintz & Partners LLP as the Company's new Certifying Accountant.

      A current Report on Form 8-K was filed on October 20, 2004 reporting that the Company's Certifying Accountant, Goldstein and Morris, resigned, as they no longer had the resources to service the needs of a public company. There were no disagreement(s) on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, and the Company provided Goldstein and Morris with a copy of its disclosure.

      A current Report on Form 8-K was filed on September 16, 2004 reporting that the Company announced receipt of its first Level II California Air Resources Board (CARB) Executive Order for its Diesel Catalyst branded "Particulate ReactorTM".

      A current Report on Form 8-K was filed on September 15, 2004 reporting that the Company had completed a transaction whereby it issued $6.1 million of Convertible Debentures and 3.05 million of three (3) year warrants to purchase
3.05 million shares of common stock, $0.001 par value at $1.00 per share. The Debentures are for a term of three (3) years and pay interest at the rate of 4% per annum. A subscriber, AB Odnia, an entity that is affiliated with Bengt Odner, a director of the Company, converted its previously issued unsecured subordinated promissory note into a corresponding amount of Debentures.

      A current Report on Form 8-K was filed on August 27, 2004 reporting that the Company's issue of $1.25 million in an unsecured subordinated promissory note to AD Odnia, an entity that is affiliated with Bengt Odner, a director of the Company.

      A current Report on Form 8-K was filed on August 24, 2004 in which the Company reported that it had received an Executive Order from the California air Resources Board (CARB) for its gasoline catalyst product.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED:    NOVEMBER 12, 2004
          TELFORD, PA

               ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.


                    BY:  /S/ NITIN M. AMERSEY
                         --------------------
                         NITIN M. AMERSEY
                         INTERIM CHAIRMAN OF THE BOARD OF DIRECTORS


                    BY:  /S/ DAVID J. JOHNSON
                         --------------------
                         DAVID J. JOHNSON
                         INTERIM PRESIDENT AND CHIEF EXECUTIVE OFFICER