Form 10KSB
period 2004-12-31
ENVIRONMENTAL SOLUTIONS WORLDWIDE INC
filed 2005-03-31
CIK 1082278

AS A RESULT OF GOLDSTEIN AND MORRIS, PC"S
      DISCONTINUATION OF PUBLIC ACCOUNTING WORK AND CESSATION OF OPERATIONS THEREAFTER,THIS FILING INCLUDES A COPY OF A PREVIOUSLY ISSUED REPORT BY
                                  GOLDSTEIN AND
    MORRIS CERTIFIED PUBLIC ACCOUNTANTS, PC, THE COMPANY'S PRIOR AUDITOR FOR
                        THE FISCAL YEARS 2003 AND 2002.

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB


                   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  for the fiscal year ended - December 31, 2004

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

    SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT: NONE

                    SECURITIES REGISTERED PURSUANT TO SECTION
                           12(G) OF THE EXCHANGE ACT:

                         COMMON STOCK, $0.001 PAR VALUE
                                (Title of class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $1,906,704

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $33,749,406 as of March 17, 2005 based upon the closing sale price reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the registrant.

There were 50,224,843 shares of the registrant's Common Stock outstanding as of March 17, 2005.

The following documents are incorporated by reference into this Form 10-KSB: The issuer's Schedule 14(a) Proxy Statement for its Annual Meeting of Shareholders for the Fiscal Year ended December 31, 2004 to be filed within one hundred and twenty (120) days of the end of the issuer's fiscal year or by May 2, 2005.


Transitional Small Business Disclosure Format. YES [ ] NO [X]

                                      INDEX

PART I                                                                  PAGE NO.
   ITEM 1     Description of Business                                        1
   ITEM 2     Description of Property                                        9
   ITEM 3     Legal Proceedings                                             10
   ITEM 4     Submission of Matters to a Vote of Security Holders           10

PART II
   ITEM 5     Market for Common Equity and Related
                Stockholder Matters                                         10
   ITEM 6     Management's Discussion and Analysis                          11
   ITEM 7     Financial Statements.                                F-1 thru F-16
   ITEM 8     Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure.                        19
   ITEM 8A    Controls and Procedures                                       19
   Item 8B    Other Information                                             20

PART III
   ITEM 9     Directors, Executive Officers, Promoters and Control Persons,
                Compliance with Section 16 (a) of the Exchange Act.         20
   ITEM 10    Executive Compensation                                        20
   ITEM 11    Security Ownership of Certain Beneficial Owners
                and Management                                              20
   ITEM 12    Certain Relationships and Related Transactions                20
   ITEM 13    Exhibits and Reports on Form 8-K                              20
   ITEM 14    Principal Accountant Fees and Services                        21

                                     PART I



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

The words "anticipate," "believe," "estimate," "expect," "intend," "will," "should," "may," "plan," and similar expressions, as they relate to us or our management, are intended to identify forward-looking statements. Such statements reflect our current views of the Company with respect to future events and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, intended, or planned. We assume no obligations and do not intend to update these forward-looking statements.

Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors that affect our business, including without limitation the disclosures made under the caption "Management's Discussion and Analysis" and under the caption "Risk Factors" included herein.



ITEM 1.  DESCRIPTION OF THE BUSINESS

GENERAL


Environmental Solutions Worldwide, Inc. ("ESW" or the "Company"), was formed in 1987 in the State of Florida as BBC Stock Market, Inc. ("BBC") as a development stage enterprise. ESW did not engage in any significant business until January 1999 when it acquired all the issued and outstanding shares of BBL Technologies Inc., a private company based in Ontario, Canada ("BBL"). BBC subsequently changed its name to Environmental Solutions Worldwide, Inc. From 1999 to 2001, ESW was a development stage company based in Ontario Canada. In 2002, ESW relocated its executive offices to its manufacturing facility located at 132 Penn Avenue, Telford, Pennsylvania 18969. ESW's telephone number is (215) 721-2188.

ESW is an ISO 9001:2000 certified Company engaged through its wholly owned subsidiaries in the design, development, manufacture and sale of environmental technologies currently focused on the international automotive and transportation industries. ESW currently manufactures and markets a line of catalytic emission control products and catalytic conversion technologies for a number of applications. Our main line of business is the production of catalyzed substrates. Catalyzed substrates are an integral part of catalytic converter systems sold worldwide.

ESW, through its wholly owned subsidiaries, is the assignee of Canadian and U.S. patents and/or patent pending applications covering catalytic converter technology for automotive and non-automotive uses. ESW's subsidiaries also are the assignee of both Canadian and U. S. patents on spark plug/fuel injector technology for automotive use.

In 2001, ESW formed three wholly owned subsidiaries:

o ESW America, Inc. (a Delaware corporation) is the technical and research & development division of the Company. ESW America houses the Company's EPA/CARB recognized engine emissions testing laboratory and certification services "Air Testing Services(TM)" (ATS). ESW America also currently manufactures the Company's Quiet Cat(TM) line of utility engine catalysts as well as the various custom heavy-duty on and off road catalysts for the Company's customers. ESW America is an ISO 9001:2000 certified manufacturing facility.

o ESW Canada, Inc. (an Ontario corporation) is the sales division of the Company managing all sales and marketing globally for the Company's catalytic product lines. Upon completion of a new facility in Concord Ontario, Canada, in 2005, it is intended that ESW Canada will become the high volume manufacturing facility producing catalysts for our Original Equipment Manufacturers (OEM) and distribution partners worldwide.

o ESW Technologies, Inc. (a Delaware corporation) which has been formed to own ESW's intellectual property, and or rights to same.





INDUSTRY TRENDS



ESW's performance and growth is directly related to certain trends, within the global market, for the need to reduce emissions emanating from all types of internal combustion engines. This need is directly related to the global response and efforts by world governments, at all levels, to implement the legislative requirements upon sellers of internal combustion engines, to comply with the more stringent requirements, they demand, for reducing emissions being emitted from these engines into our environment.

The internal combustion engines relate to on road applications such as cars, trucks and busses, as well as numerous off road applications such as construction equipment, farm equipment, industrial equipment, lawn and garden equipment, railway trains and recreational vehicles. Pressure continues to build for lower emissions being emitted from engines in all of these sectors, with diesel Particulate Matter (PM) standing out as a major contributor to these toxic emissions.

The U.S. Environmental Protection Agency (EPA), the California Air Resources Board (CARB) and individual country environmental agencies continue to place great emphasis on compliance of emission reductions. Since PM is now recognized as a toxic air contaminant, there has been a push to further reduce Particulate Matter (PM) emissions from existing diesel vehicles.

Both the U.S. federal and California governments currently impose stringent emission control requirements on motor vehicles sold in their respective jurisdictions, and these emission requirements will become even more stringent in the future. As a result of the forgoing we believe that the markets for off-road vehicles, utility engines and retrofitting existing vehicles will also have great potential for our products in future years.

A study prepared by Michael P. Walsh, a renowned expert on international motor vehicle emission control issues; forecasts that by the year 2020 the global motor vehicle pollution control market will more than double from an estimated 2000 level of approximately $39 billion to $85 billion.

The global expansion into emerging market regions such as Asia, Latin America and Eastern Europe are expected to experience significant growth in vehicle demand over the next ten years. Suppliers and OEMs of internal combustion engines are looking for cost effective ways to have their engines meet the emissions reduction targets demanded upon them. OEMs, resellers of engines and buyers of retrofit applications, increasingly are requiring their suppliers to have the capability to design and manufacture their products to help meet with this demand.


BUSINESS STRATEGY


ESW's primary business objective is to capitalize on the growing global requirement of reducing emissions, by offering catalyst technology solutions to the market. We intend to continue to execute on the following key strategies in order to leverage our strengths and position ourselves for long-term growth and success:

     o Focusing on our core business, ESW intends to continue to strengthen its organic growth strategy by seeking complimentary partnerships and investments that provide a competitive advantage and growth opportunities for its core businesses.

     o Investing in New Product and Process Technologies, ESW intends to accelerate its investments in new product and manufacturing process technologies to strengthen and differentiate its product portfolio. ESW also intends to continue its efforts to develop innovative products and manufacturing processes to serve its customers better globally and improve its product mix and profit margins.

     o Maximizing production capabilities, ESW is currently implementing strategic initiatives designed to improve product quality while reducing manufacturing costs. In addition, ESW periodically evaluates opportunities to maximize its facility and asset utilization. ESW also evaluates on opportunities to expand its manufacturing capabilities in low-cost regions of the world, which are projected to develop into future domestic sales to emerging markets.

     o ESW intends to focus on strategic partnerships and alliances that do not require significant upfront cash investments to pursue new business opportunities in other environmental products and sectors.

     o ESW will continue to invest in development opportunities across the Company and strive to achieve the best practices in organizational vitality, diversity, and sales force strength.



COMPANY HISTORY


The Company initially sought to develop ceramic based catalytic converter technologies based on the manufacture of catalytic converters with a reduced or no use of precious metals. Changes in environmental legislation and the progressive needs of the industry presented an opportunity for the Company to refocus its business plan. During late 2000 and early 2001, the Company acquired specific equipment and technology that helped the Company implement a new business model, which focused on the production of unique metallic based catalytic converter products containing proprietary metallic wire based substrates, chemical formulas and precious metals.

In early 2001, the Company launched its first commercially viable product, The Quiet Cat(TM), a product for small engine applications, which serves as a catalytic converter within the muffler unit. The Company also developed commercially viable catalytic converter technologies both for diesel and gasoline products. The Clean Cat(R) product line is utilized in diesel applications and the Enviro Cat(TM) product line is employed in gasoline applications. The market for ESW's products include Original Equipment Manufacturers (OEM'S) of engines for automotive, off-road and utility products and other manufacturers of equipment using internal combustion engines together with the replacement and retrofit markets for these products. The Company also launched its Air Sentinel(TM) product line targeted at the large-scale off-road diesel engine market in late 2001. Pro Cat(TM) was also launched during 2001, this catalyst product was designed specifically for CNG/LPG (alternative fuels) engines for the customers in the utility, on-road, off-road and heavy-duty markets.



PRINCIPAL PRODUCTS AND THEIR MARKETS:


The combined technologies of the Company's proprietary wire mesh substrate and chemical washcoat form the basis for the ESW woven stainless steel mesh catalytic converter. This product can be produced in almost any size and shape. The wire mesh substrate creates a turbulent environment, which increases catalytic activity, and when manufactured for diesel applications are designed to serve as a partial filter of particulate matter, important in diesel emission control. The chemical wash coat formula is produced by the Company and is proprietary to the Company.

The Company's customers have applied the Company's products to meet their own needs, and have, where appropriate, received certification by the Environmental Protection Agency (EPA), the California Air Resources Board (CARB) and other authorities for engine products containing the Company's catalyst products as a component in the certification. Customers have had their engines certified using the Company's Clean Cat (R), Pro Cat (TM), Quiet Cat (TM) products. Our products are now being marketed both domestically and internationally, including Asia, Europe and Mexico. ESW offers, and is developing catalyst products which it believes will permit its customers to comply with environmental regulations in effect now and to become effective in the future.

ESW believes that it is well positioned to take advantage of current and future regulations. Our catalyst products have been EPA/CARB certified in numerous customer Diesel & Gas powered engines. Our Product has been used for third party engine / vehicle certification programs by the Mexico Government for a 1.4; 1.6; 1.8; 2.8 liter on-road application, as well as Certification programs by the Mexico Government for a 5.7; 5.9; 6.8 liter on-road application utilizing CNG/LPG fuels. In March 2003, ESW became the first company to receive a Performance Verification from ETV Canada for our High Performance Diesel Oxidation Catalyst (DOC), for Utility engines, achieving a 66.7% PM reduction by weighted average. In 2004 the Company received its ETV Canada Certificate in an Award Ceremony at the Globe 2004 Environmental Exposition. We received a Gasoline Passenger Vehicle CARB Verification in August 2004.We are the first Company in the World to achieve the Level II designation and received in September 2004 an over the road Heavy Duty Diesel DOC Level II CARB Verification.

The Environmental Protection Agency's (EPA's) Voluntary Diesel Retrofit Program signed a Memorandum of Agreement (MOA) with the State of California Air Resources Board (ARB) for the Coordination and Reciprocity in Diesel Retrofit Device Verification. The EPA recognizes and accepts those retrofit hardware strategies or device-based systems that have been verified by the California Air Resources Board (CARB).


ESW's Target Markets are in the following sectors:
o On Road vehicle sector generally comprised of On Road Trucks, School Buses and Waste Haulers regulated in North America by EPA and CARB standards.
o Small engine utility sector comprised of Lawn and Garden Utility Diesel Engines and regulated in North America by EPA and CARB standards.
o Off Road engine / vehicle sector defined as Construction equipment, Tractors, Power Generators, Trains and others.

The main users for diesel catalysts are the heavy duty tucking industries worldwide. Approximately 90% of all trucking in the USA and Europe use diesel fuel. The Diesel OEM and retrofit pollution control market was estimated to be 10 billion dollars in 2005 and projected to be 18 billion by 2015. Two recently installed projects include School busses for Camptown Bus Lines in Newark, New Jersey and trucks used by the Department of sanitation in New York City, New York.

The Company, through its subsidiaries, possesses the rights to U.S. and Canadian patents and/or pending patent applications, which combine spark plug and fuel injector technology. By combining the two devices to work together, it is believed that greater fuel efficiency and reduced toxic emissions can be achieved. However this device has not been confirmed by the Company in laboratory emissions tests to date. The Company believes that a successfully developed product combining spark plug and fuel injector technology could be less expensive than separate individual devices. Direct injection is widely recognized by many OEM's as "next generation" technology that substantially boosts the efficiency of conventional gasoline internal combustion engines enabling them to run a highly stratified, lean-burn combustion process over a wider operating range.

The Company markets its proprietary catalyst products using the trade names, Clean Cat(R), Enviro-Cat(TM), Quiet Cat(TM), Pro Cat(TM) and Air Sentinel(TM). These products are marketed for spark ignited gasoline, CNG/LPG (alternative fuels) and diesel engine emissions control, and range in sizes from utility applications to large industrial uses. Some of its products are presently being used by customers who have had their engines certified using ESW catalysts. In addition to manufacturing its own products, the Company has established relationships with outside catalytic converter assemblers and marketers that fabricate ready to install products that can incorporate the Company's substrates. This has allowed the Company to concentrate on its core technological competency, which is in the development and manufacture of catalyzed substrates. Management believes that by increasing its production efficiencies that it will lead to increased sales of its products provided the Company's technology remains current and market conditions remain favorable.

Prior to 2001, ESW was a development stage company. Since 2001, when it began selling its spark and compression ignited engine emission control products, the Company has introduced:

o Clean Cat(R) is a High Performance Diesel Oxidation Catalyst (DOC) designed to be utilized on diesel engines.

o Particulate Reactor(TM) is a high efficiency California Air Resources Board
(CARB) certified Level II (Greater than 50% Particulate Matter (PM)) diesel substrate designed to reduce particulate matter in diesel exhaust. It is also designed to reduce hydrocarbons, carbon monoxide and unpleasant odors.

o Quiet Cat(TM)is a combination of the Company's catalyst substrates products with a muffler. These systems can be manufactured for diesel, gasoline propane and natural gas fueled internal combustion utility engines.

o Enviro Cat(TM)is a three-way gasoline catalytic converter specifically designed for spark ignited internal combustion engine applications.

o Pro Cat(TM)is a three-way catalytic converter specifically designed for internal combustion engine applications that use liquid propane gas or liquid natural gas.

o Air Sentinel(TM) is a heavy-duty industrial catalytic converter/silencer for stationary engines. The Air Sentinel(TM) can be used on diesel, propane, natural gas and diesel fuel.

RC-2 Cleaning Console(TM) is ESW's patented catalyst cleaning system. It was designed to remove carbon buildup (masking) from the surface of the ESW catalyst substrate.



DISTRIBUTION METHODS OF PRODUCTS


The Company has developed certain relationships with Original Equipment Manufacturers (OEM's) of engines for both automotive and other markets. ESW has developed and employs a strategy whereby it sells products in three principal markets; direct to OEM, producers such as automotive and industrial equipment manufacturers, and in sales to the retrofit and aftermarket or the replacement equipment market through centralized distributors with existing distributions within their individual countries. The Company also utilizes its own sales personnel, local trade magazines and trade shows to complement distribution of its products globally into key markets.

ESW has entered into exclusive marketing, supply and distribution agreements with Fleetguard Emissions Solutions, a wholly-owned subsidiary of Cummins Inc., whereby we will serve as a preferred supplier to Fleetguard Emissions Solutions for our particulate reactor for OEM and retrofit applications. While we believe that this relationship will have a beneficial effect on the development of our products and our business there can be no assurance of this.

ESW has also allied itself with other distribution and engine groups in the world. ESW is currently working with key OEM's to develop first fit catalyst applications. ESW is also currently working with key distributors in both the European and Asian Markets at the government and local levels to develop retrofit catalyst applications.




COMPETITION


Currently there is intense competition among companies that provide solutions for pollutant emissions for diesel, gasoline and CNG/LPG alternate fueled engines. We compete primarily on the basis of technology, performance, price, quality, reliability, distribution, customer service, and support. We face direct competition from companies that market products that compete directly with our products with stronger financial, technological, manufacturing and personnel resources. Other companies offer products that potential customers may consider to be acceptable alternatives to our products and services. ESW also faces direct competition with companies who purchase their substrates from others, and do further processing with their own formulas and fabrication for direct sale to the market place. Newly developed products could be more effective and cost efficient than our current products or those we may develop in the future. ESW also faces indirect competition in the form of alternative fuel consumption vehicles, such as those using methanol, hydrogen, ethanol and electricity.

ESW believes that Corning Industries is a competitor to ESW products as Corning produces ceramic substrates on a worldwide basis. ESW believes it is cost competitive to Corning's ceramic laminar/flow based substrates and that our product uses less precious metals to achieve similar emission reductions when compared to many Corning based catalyzed substrates. ESW's Particulate Reactor(TM) has proven it has higher emissions reductions compared to conventional catalyzed ceramic Diesel oxidation catalyst (DOC) substrates.

RAW MATERIALS


The primary raw materials used in the manufacture of the Company's products includes, but is not limited to stainless steel, aluminized steel tubing, precious metals such as platinum and palladium and other components. ESW does not carry large inventories of raw materials or finished products in excess of those reasonably required to meet production and shipping schedules. Overall, raw steel and precious metals accounted for the most significant component of ESW's raw materials costs in 2004. We do spot buys of steel from suppliers to meet customer demand. Steel prices increased significantly during 2004 to historical highs. This increase had a negative impact on ESW's gross profit in 2004. Due to increased steel and precious metal prices in 2004 and continuing into 2005, we expect to implement a strategy in an effort to mitigate the effect of rising steel prices on our results of operations. This strategy includes delaying increases from raw material suppliers; selling steel off cuts and scrap at the highest possible price; increase cost reduction programs throughout the business; and lastly negotiate price relief from customers. We do not currently hedge any of our raw materials; however the company would consider this approach as demand for its products increase. ESW's results of operations will continue to be adversely affected by higher steel and precious metal prices unless it is successful in passing along these increases to ESW's customers or otherwise offset these operating costs.

Other raw materials or components purchased by ESW include tools, Jigs, fasteners, and other steel and chemical products, all of which are available from numerous sources.



CUSTOMERS


While we only began the commercial sale of our products during Fiscal 2001, we recorded sales from approximately 26 customers in Fiscal 2004 as compared to 35 in Fiscal 2003. One of these customers accounted for 30% and three other customers each accounted for between 10% and 20% of the Company's revenue in Fiscal 2004. In Fiscal 2003, one customer accounted for 37% and two other customers each accounted for between 10% and 20%. We anticipate continuing our program of establishing long-term relationships with our existing customers. Our sales and marketing efforts are designed to create overall awareness of our technology solutions and our manufacturing capabilities in order to have ESW considered and selected to supply its products for new and retrofit applications. Most of ESW's sales and marketing personnel have engineering backgrounds which enable them to understand and participate in the design and engineering aspects of acquiring new business as well as ongoing customer service. When deemed appropriate, ESW also participates in industry trade shows. The loss of, or major reduction in business from, one or more of our major customers could have a material adverse effect on our liquidity, financial position, or results of operations.



PATENT AND TRADEMARKS


The Company is developing technologies or furthering the development of acquired technologies through internal research and development efforts by our engineers. Where practical ESW is seeking to obtain the exclusive rights to use technology related to our industry through patents or licenses for proprietary technologies or processes.

The Company through its wholly owned subsidiaries holds both Canadian and US patents and pending applications covering its catalytic converter technology. The protections provided by patents and those sought by pending patents are important to ESW's business, although management believes that no individual right is material to the Company's business at the present time. The Company owns assignable patent rights. At present, only one pending patent on which ESW relies is assigned from a current officer and director and the Company is in the process of ensuring this pending patent application is assigned unconditionally to the Company. There can be no assurance that these patents, combined with pending patent applications or existing or future trade secret protections that we seek will survive legal challenge, or provide meaningful levels of protection.

The Canadian patent only affords protection against the manufacture, use or sale of the patented technology within Canada. The US patent application for our diesel catalytic converter, Clean Cat(R) was filed on October 31, 2000 and has not been challenged as of this date. There can be no assurances that any patents the Company may have or have applied for or any agreements it has in place or enters into will protect its technology and or prevent competitors from employing the use of its design and production information. Moreover, there is no guarantee that our proprietary rights will provide any significant competitive advantages.

Additionally, the Company possesses certain registered and pending trademarks. The Company considers the goodwill associated with its trademarks to be an important part of its developing product identity.



PRODUCT CERTIFICATION


To date, ESW's customers have acquired, where necessary, engine certifications and catalyst certifications using the Company's products from such authorities as the Environmental Protection Agency (EPA), Mexico Department of Ecology, California Air Resources Board (CARB); and ESW currently has certification in its own name from the EPA, CARB and the Canada ETV for gasoline and diesel products.

ESW has become the first catalytic substrate manufacturer and catalyst coating company in North America to verify a metallic wire mesh substrate based catalytic converter system as a gasoline retrofit replacement device. It is believed that the receipt of this exemption opens the door for potential sales into the replacement catalytic converter and retrofit market in California.

ESW has become the first catalytic substrate manufacturer and catalyst coating company in the world to verify a metallic wire mesh substrate based catalytic converter system as a passive stand alone Level II diesel retrofit replacement device. To date, no other catalyst manufacturer has received this status without the usage of secondary technologies.

Overview of CARB Certifications for diesel applications.
California Air Resource Board (CARB) has established three primary technology levels for diesel catalyst Verifications.

LEVEL I:     Particulate Matter (PM) reduction greater than 25%
-------------
LEVEL II:   PM reduction greater than 50%
------------
LEVEL III:  PM reduction greater than 85%
------------

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

ESW is currently pursuing the expansion of its current product verification for a wider vehicle application range and anticipates greater sales opportunities for this market segment.

ESW's metallic wire mesh substrate catalytic converter system has been used by a customer to obtain verification as a gasoline retrofit device in the Mexico Government initiated on-road PIREC program. This verification covers engine sizes from 1.4 displacement liter to 2.8 liter.

ESW's metallic wire mesh substrate catalytic converter system has been used by a customer to obtain verification as a CNG/LPG retrofit device. This certification is valid when our product is used in conjunction with an IMPCO or a LOVATO fuel management technology. This certification has been issued by the Mexico Government for on-road vehicles with engine sizes ranging from 5.7 liter displacement to 6.8 liter.

ESW's products are generally sold according to appropriate government application regulations; however, the company does not necessarily need government approval to sell its products into unregulated markets.

WARRANTY MATTERS


ESW faces an inherent business risk of exposure to product liability and warranty claims in the event that its products fail to perform as expected. ESW cannot assure that it will not experience any material warranty or product liability losses in the future or that it will not incur significant costs to defend such claims. In addition, if any of the products are or are alleged to be defective; ESW may be required to participate in a recall involving such products. Each of our customers has its own policy regarding product recalls and other product liability actions relating to its suppliers. A successful claim brought against ESW or a requirement to participate in a product recall may have a material adverse effect on ESW's business. Some OEMs and emission solution customers are also increasingly requiring their outside suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products. Depending on the terms under which ESW supplies products to these customers, the customer may hold ESW responsible for some or all of the repair or replacement costs of defective products, when the product supplied did not perform as represented.

ESW carries insurance for certain legal matters including product liability; however, ESW does not carry insurance for recall matters, as the cost and availability for such insurance, in the opinion of management, is cost prohibitive or not available.

To date the Company has not had any product warranty matters.



MANUFACTURING


ESW is making capital investments in manufacturing capability to support its products. The Company is in the process of setting up the production line equipment necessary to produce its proprietary metallic substrates from the base materials, along with the equipment needed to apply the final chemical washcoat and catalyst materials. When complete in early 2005, this new high volume substrate manufacturing plant located in Concord Ontario, Canada, is intended to enable the Company to control the complete manufacturing process required for production of catalyzed substrates. Catalyzed substrates are the integral part of all catalytic converter systems sold worldwide.

The Company is also making a capital investment in its Tech Center based in Montgomeryville Pennsylvania. This facility will be manufacturing and providing the catalytic and chemical washcoat solutions for the new Concord Ontario plant. As well all of the Company's emission testing laboratories and testing capabilities are located there. The new 40,200 sq ft facility will house a state of the art 18,000 sq ft expansion of "Air Testing Services", the Company's EPA/CARB recognized engine/vehicle emissions testing lab. The new facilities will include several new testing systems. In addition to the Company's existing laboratory testing capabilities, the Company has acquired a new heavy duty and an additional light duty truck chassis dynamometer. In addition a 500 horse power heavy-duty-diesel transient engine emissions test dynamometer and additional analytical test instruments has been purchased.

The Air Testing Services (ATS) group will now be equipped to better service the Company's clientele for engine testing as well as EPA/CARB emissions testing and certification programs. ATS will also be in a better position to provide additional testing support for the Company's internal Research & Development (R&D) programs.

The upgrading of our manufacturing and testing capabilities are required to increase the flexibility, efficiency and improve the operating quality, while minimizing the overall effective costs, to produce our products.

ESW utilizes its ISO 9001:2000 protocols and structured communication meetings at all levels of manufacturing to provide training and instruction as well as to assure a cohesive, focused effort toward common goals. ESW encourages employee involvement in all aspects of its business and views such involvement as a key element in its future success. ESW also pursues involvement from its suppliers and customers, which it believes is necessary to assure a consistent high quality and on time delivery of raw materials, components and finished products.

These overall capital improvements and personnel involvement by trained engineering personnel are anticipated to deliver superior product quality at globally competitive prices.

RESEARCH AND DEVELOPMENT


Prior to fiscal 2001, the Company was a research and development company. Starting in fiscal 2001, the Company began the transition from a development stage to an operating (manufacturing) company. During the last three fiscal years, $50,375 was spent on research and development activities.

The Company will continue to do additional research and development to advance the design of our products with the goal of making the units less complex, easier to package and less expensive to manufacture and install. There can be no assurance that these development expenses will result in improved products. A new patent application is underway, but has not been reviewed or approved, for the next generation of our Diesel product.

We believe that, through a combination of proprietary methods for improving our catalyzed substrates there are prospects for the development of innovative applications outside of our present product line.



ENVIRONMENTAL MATTERS


ESW is presently engaged in a business that does not generate significant hazardous wastes. Our facilities may have tanks for storage of diesel fuel and other petroleum products that are subject to laws regulating such storage tanks. Federal, state, and local provisions relating to the protection of the environment have not had, and are not expected to have, a material adverse effect on our liquidity, financial position, and results of operations. However, like all manufacturers, if a release of hazardous substances occurs ESW may be held liable for the contamination, and the amount of such liability could be material. While ESW devotes resources designed to maintaining compliance with these requirements, there can be no assurance that ESW operates at all times in complete compliance with all such requirements.



EMPLOYEES


The Company and its subsidiaries presently employ 29 full-time and 4 part-time employees. The Company does not have any collective bargaining agreements and considers its relationship with its employees to be good.





 ITEM 2. PROPERTIES


The Company does not own real property. The Company currently leases its office and factory located at 132 Penn Avenue, in Telford, Pennsylvania on a month-to-month basis. In addition, a wholly-owned subsidiary of the Company, ESW Canada, Inc. leases office space for its sales and marketing office located in Ontario, Canada on a month-to-month basis.

Effective November 24, 2004, the Company's wholly owned subsidiary ESW America, Inc. entered into a lease agreement for approximately 40,220 square feet of leasehold space at 2 Bethlehem Pike Industrial Center, Montgomery Township, Pennsylvania. The leasehold space is intended to house the Company's research and development facilities. The lease commenced on January 15, 2005 and expires January 31, 2010.

Effective December 20, 2004, the Company's wholly owned subsidiary ESW Canada, Inc. entered into a lease agreement for approximately 50,000 square feet of leasehold space. The leasehold space is intended to house the Company's executive offices and a high volume manufacturing plant. It is anticipated that possession of the leasehold space will be in the second quarter of 2005, and the term of the lease will run for a period of 5 years from the commencement date.

ITEM 3. LEGAL PROCEEDINGS


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

The Company has received a letter seeking an amount due of $192,000 per the terms of a consulting agreement. A legal action has been instituted by way of an amended statement of claim dated November 5, 2004 against the Company, a current Director, and other unrelated parties. The complaint seeks damages of $500,000 and $192,000 pursuant to a consulting agreement. The Company considers this claim frivolous and intends to vigorously contest any claims related to this matter.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


None.



                                     PART II


ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


The Company's Common Stock is quoted under the symbol "ESWW.OB" on the OTC Bulletin Board operated by the National Association of Securities Dealers, Inc.

The following table sets forth the high and low bid prices for the Common Stock for the quarters indicated, as reported by Bloomberg Reporting Service. Such market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions:



Fiscal 2005                           HIGH                   LOW

      1ST  Quarter through
          March 17,2005              $1.24                 $ 0.44

FISCAL 2004                           HIGH                   LOW

      1ST QUARTER                    $ 0.62                $ 0.45
      2ND QUARTER                      0.48                  0.21
      3RD QUARTER                      0.66                  0.25
      4TH QUARTER                      0.58                  0.38

FISCAL 2003                           HIGH                   LOW

      1ST QUARTER                    $ 0.43                $ 0.09
      2ND QUARTER                      1.04                  0.22
      3RD QUARTER                      0.95                  0.50
      4TH QUARTER                      1.06                  0.52

At March 17, 2005, there were approximately 267 holders of record of the Company's Common Stock. The Company estimates there are approximately 6,000 additional stockholders with stock held in street name. On March 17, 2005, there were 50,224,843 shares of common stock outstanding.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth securities authorized for issuance under equity compensation plans.

                      EQUITY COMPENSATION PLAN INFORMATION


                                              (A)                    (B)                                 (C)
-------------------------------------- ---------------------- ------------------------- --------------------------------------------
            Plan Category              Number of Securities   Weighted-average          Number of securities remaining available for
                                       to be issued upon      exercise price of         for future issuance under equity
                                       exercise of out-       outstanding  options,     compensation plans (excluding securities in
                                       standing options,                                column (a)
                                       warrants and rights
-------------------------------------- ---------------------- ------------------------- --------------------------------------------
2002 Stock Option Plan (Approved by
Shareholders - 1,000,000 shares)             910,000                    $0.37                             90,000

-------------------------------------- ---------------------- ------------------------- --------------------------------------------


     o In December 2004, the Company issued 300,000 stock options to two employees at an exercise price of $0.50 per share (fair market value on the date of grant). These options expire five years from the date of grant.


In addition to the shareholder approved 2002 Stock Option Plan, the following options were granted by the Board of Directors without shareholder approval in the most recent fiscal year:


     o In May, 2004, the Company awarded 50,000 options to its former Chairman, President and Chief Executive Officer to purchase 50,000 shares of common stock at $0.45 per share (fair market value on the date of grant) for consulting services subsequent to his resignation as an executive officer and director.

     o In August 2004 the board of directors approved the aggregate award of 2,300,000 stock options to seven (7) employees, two (2) executive officer/directors two (2) outside directors, and two (2) consultants. The options have immediate vesting with an exercise price of $0.50 per share, (fair market value on the date of grant) with exercise periods ranging from three to five years from the date of award.




ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS


This discussion should be read in conjunction with ESW's Consolidated Financial Statements and the Notes to Consolidated Financial Statements included elsewhere in this report.

OVERVIEW


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

The Company has developed commercially viable proprietary catalytic converter technologies for diesel, gasoline and alternative (CNG/LPG) fueled combustion engines. The unique technology consists of a wire based mesh substrate and wash coat formulas, which form the basis for the catalyzed substrate. The finished product can be produced in a myriad of sizes and shapes. The substrate creates a turbulent flow environment. This increases catalytic activity and serves as a filter of particulate matter, important in diesel emission control.

The Company's catalyst products have been extensively tested in house, as well as by Original Equipment Manufactures (OEM's) and by independent third parties. Management believes they demonstrate superior performance to comparable competing products. ESW's customers have incorporated the Company's products to meet their own needs, and have, in specific instances, received certification for their product applications from the Environmental Protection Agency (EPA) and the California Air Resources Board (CARB). Customers have had their engines certified using the Company's Clean Cat (R), Pro Cat (TM), Quiet Cat (TM) catalyst products and services. The Company's catalyst products are being marketed both domestically and internationally, including in such Continents as Asia, Europe and countries as Canada and Mexico.

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


ESW is in full compliance with ISO 9001:2000, the ISO standards developed by the International Organization for Standardization which provide an international benchmark for quality systems and foundation for continuous improvement and assurance in design, development and manufacturing. The ISO mandates that the Company follow strict quality guidelines, administrative protocol and safety procedures to a recognized international standardized code. ISO auditors confirm compliance by auditing the Company periodically. The Company passed its most recent surveillance audit in September 2004, and is in full compliance with the ISO requirements. The Company currently holds a full registration certificate effective until March of 2007. Management considers an ISO certification essential for the Company to do business with many export customers.


FORMER AUDITORS FOR FISCAL YEARS 2003 and 2002

The auditors for the years ended December 31, 2003 and 2002 were Goldstein and Morris Certified Public Accountants, P.C., the Company's former auditors. Goldstein and Morris resigned as the Company's auditors effective October 20, 2004 as the firm no longer had the resources to service a public client and subsequently the firm of Goldstein and Morris discontinued operations effective January 2, 2005. As a result, Goldstein and Morris has not reissued its report for the years ended December 31, 2003 and 2002, and the financial statements for those years have not be re-audited. Readers of the financial statements for the years ended December 31, 2003 and 2002 are cautioned that there are certain inherent risks in relying upon said results in that there is limited recourse available against Goldstein and Morris should readers rely upon the prior report of Goldstein and Morris. For further information, please refer to "Item 8. Changes in and Disagreements with Accountants on Accounting and Financing Disclosure" contained herein.

COMPARISON OF YEAR ENDED DECEMBER 31, 2004 TO YEAR ENDED DECEMBER 31, 2003 RESULTS OF OPERATIONS


Revenues for the year ended December 31, 2004 increased by $166,988, or 10 percent, to $1,906,704 from $1,739,715 for 2003. The Company experienced an overall revenue growth in both the gas and diesel finished converter lines of $215,634. Factors that favorably impacted revenue in 2004 are attributable to the Company's continuing efforts at gaining acceptance of its products by its customers and the CARB certification of one of its products, which lead to two orders from new customers, based on this certification. The factor that offset these favorable items was the impact of lower revenue from our ATS testing services of $48,646 as the Company focused much of its attention and effort at completing and subsequently in the second half of 2004 obtaining two CARB executive exemption orders for it's products.

Cost of sales for the year ended December 31, 2004 increased by $313,555, or
36.7 percent, to $1,166,653 from $853,098 for 2003. Cost of sales as a percentage of revenues for the year ended December 31, 2004 was 61.1 percent, which is up compared to 49.0 percent for 2003. The increase is due to an elevation of prices across the board for both steel prices and precious metals that are the two main components used in the Companies products. An increase in direct labor costs also contributed to the higher overall costs, leading to a lower gross margin. The gross margin for 2004 was 38.9 percent as compared to a gross margin of 51.0 percent for 2003. Due to increased steel and precious metal prices in 2004 and continuing into 2005, we expect to implement a strategy in an effort to mitigate the effect of rising steel prices on our results of operations. This strategy includes delaying increases from raw material suppliers; selling steel off cuts and scrap at the highest possible price; increase cost reduction programs throughout the business; and lastly negotiate price relief from customers. We do not currently hedge any of our precious metals materials; however the Company would consider this approach as demand for its products increase. ESW's results of operations will continue to be adversely affected by higher steel and precious metal prices unless it is successful in passing along these increases to ESW's customers or otherwise offset these operating costs.

Marketing, office and general expenses for the year ended December 31, 2004 increased by $390,381, or 42.5 percent, to $1,308,788 from $918,407 in 2003. As a percentage of revenue, marketing, office and general expenses increased to
68.6 percent for 2004, compared to 52.8 percent for 2003. The increase as a percentage of sales is primarily the result of an increase in payroll costs of $193,653 as the Company added employees in conjunction with its certification programs and sales efforts, as well as the result of higher wages paid. An increase of $46,096 from investor relations and warrant amortization interest as it related to the issuance of the convertible debentures in September 2004. An increase of $78,677 related to travel and general costs as the company planned its expansion of two new facilities and an increase of $71,957 due to higher shop and manufacturing related costs.

Officer's compensation and director's fees for the year ended December 31, 2004 increased by $172,178, or 77.5 percent, to $394,178 from $222,222 in 2003. As a percentage of revenue, officer's compensation and director's fees increased to
20.6 percent for 2004, compared to 12.8 percent for 2003.The increase was due to employment contracts that became effective in 2004.

Consulting and professional fees for the year ended December 31, 2004 increased by $163,597, or 81 percent, to $365,715 from $202,118 in 2003. As a percentage of revenue, consulting and professional fees increased to 19.2 percent for 2004, compared to 11.6 percent for 2003. The increase is due in part to consulting fees related for the work necessary for the CARB certifications received by the Company in September 2004 as well as costs related to the development and implementation of the Companies two new facilities currently underway.

Interest expense on long-term debt was $72,364 in 2004 as opposed to nil in 2003. In September 2004, the Company issued $6.1 million of convertible debentures in which the basis of conversion into the Company's common stock is $0.50 per share, which includes warrants to purchase an additional 3.05 million shares of common stock at $1.00 per share. The debentures are for a term of three (3) years and earn interest at the rate of 4%.



LIQUIDITY AND CAPITAL RESOURCES


Our principal sources of operating capital have been the proceeds of our various financing transactions. As of December 31, 2004, the Company had cash and cash equivalents of $4,633,013. The Company's cash and cash equivalents increased by $4,546,127 to $4,633,013 from $86,886 at December 31, 2003.

Net Cash used in operating activities in 2004 amounted to $1,476,229 which was mainly attributable to the loss, net of depreciation, amortization, amortization of the fair value of the debenture warrant, and the compensation value of option grants of $1,295,870 and the increase in operating assets and liabilities of $180,359.

Net Cash used in investing activities was $355,807 for 2004 as compared to $46,204 in 2003. The capital expenditures in 2004 were primarily dedicated to the purchase of equipment and leaseholds for the Company's research and development facilities located in Montgomery Township, Pennsylvania.

Net cash provided in financing activities totaled $6,362,607 for 2004 as compared to $ 247,000 for 2003. The net cash provided in 2004 was primarily to support general corporate purposes, including capital expenditures and for working capital needs. Net cash provided in 2004 was primarily related to financing activities during 2004 as a result of cash received from the offering of 4 percent unsecured convertible debentures due September 13, 2007 of $6,100,000 and proceeds from warrant exercises of $262,607.

ESW is making substantial capital investments in manufacturing capability to support its products. The Company is in the process of setting up the production line equipment necessary to produce its proprietary metallic substrates from the base materials, along with the equipment needed to apply the final chemical washcoat and catalyst materials. When complete in 2005, this new high volume substrate manufacturing plant located in Concord Ontario, Canada, is intended to enable the Company to control the complete manufacturing process required for production of catalyzed substrates. Catalyzed substrates are the integral part of all catalytic converter systems sold worldwide.

The Company is also making a capital investment in its Tech Center based in Montgomeryville Pennsylvania. This facility will be manufacturing and providing the catalytic and chemical washcoat products for the new Concord Ontario plant. As well all of the Company's emission testing laboratories and testing capabilities will be located there. The new 40,200 sq ft facility will house a state of the art 18,000 sq ft expansion of "Air Testing Services", the Company's EPA/CARB recognized engine/vehicle emissions testing lab. The new facilities will include several new testing systems. In addition to the Company's existing laboratory testing capabilities, the Company has acquired additional heavy duty and light duty truck chassis dynamometers, as well as a heavy-duty-diesel transient engine emissions test dynamometer, and additional analytical test instruments.

ESW has proposed a budget for an estimated capital expenditure of $1,500,000 to put into operation the new manufacturing facility in Concord Ontario Canada. As well, an estimated budget of $800,000 has been proposed to upgrade our emissions testing and R&D department in Montgomeryville Pennsylvania. Both these plans are currently being implemented and as at the end of December 31, 2004, approximately $350,000 has been spent on these projects. We believe this capital expenditure will improve our retention of small to medium-sized customers while at the same time provide us with added sales capacity for higher-end selling solutions. It is anticipated that the expansion of our testing facilities will bring increase revenue, as ATS will now have the capacity to service larger customers.

The proposed capital expenditures and our intent to capitalize on an anticipated increase in demand for our products are the steps that we are taking to try to become profitable and generate positive cash flow. However, there can be no assurances that these steps will be completed or that we will become profitable. Based on ESW's current operating plan, management believes cash at December 31, 2004 is sufficient to meet operating needs through the end of 2005.

Should we not become profitable before this money is expensed, we will need to continue to finance our operations through other capital financings. We continue to seek, equity financing and/or debt financing in the form of private placements at favorable terms, or the exercise of currently outstanding options or warrants that would provide additional capital in order to make available all opportunities and keep our options flexible. However, such additional financing may not be available to us, when and if needed, on acceptable terms or at all. We intend to retain any future earnings to retire debt, finance the expansion of our business and any necessary capital expenditures, and for general corporate purposes.

A top priority for us in fiscal 2005 is core growth which is the gaining of market share in underrepresented markets, and the targeting of our product segments in which demand is growing the fastest. We are seeking to expand into markets such as Europe and Asia, as new opportunities within that region are opening up, in an effort to build solidly on our core business. To ensure that we capture the fastest growing product technologies, we continue to explore possible joint venture agreements and or the introduction of new products and or technologies. Our success is dependent upon our ability to charge adequate prices for the products and services we offer. Depending on competitive market factors, future prices we can charge for our products and services we offer may vary and may impact our profitability. Competition is based largely upon technology, performance, pricing, quality, reliability, distribution, and customer support. A number of companies worldwide with significant financial resources or customer relationships compete with us to provide similar products and services, such as Johnson Matthey, Engelhard and OMG (Degussa) Our competitors may be positioned to offer more favorable product and service terms to the marketplace, resulting in reduced profitability and loss of market share for us. Financial pressures faced by our competitors may cause them to engage in uneconomic pricing practices, which could cause the prices that we are able to charge in the future for our products and services to be less than we have historically charged. Our future success is based in large part upon our ability to successfully compete in the markets we currently serve and to expand into additional product and service offerings. Our failure to do so could lead to a loss of market share for us, resulting in a material adverse effect on our results of operations.

ESW's operating profitability requires that we increase our sales and lower our overall cost to manufacture our products and improve both sales and administrative productivity through process, and system enhancements. This will be largely dependent on the success of our initiatives to streamline our infrastructure and drive our operational efficiencies across our company. Our failure to successfully implement these initiatives, or the failure of such initiatives to result in improved profit margins, could have a material adverse effect on our liquidity, financial position, and results of operations.

The principal raw materials that we use are steel, and precious metals such as platinum. The metals industry as a whole is cyclical and at times pricing and availability of raw materials in the metals industry can be volatile due to numerous factors beyond our control, including general, domestic and international economic conditions, labor costs, production levels, competition, import duties and tariffs and currency exchange rates. This volatility can significantly affect the availability and cost of raw materials, and may, therefore, adversely affect our net sales, and operating margin. During periods of rising raw materials pricing, there can be no assurance that we will be able to pass any portion of such increases on to our customers. When raw material prices decline, customer demands for lower prices could result in lower sale prices and, as we use existing inventory, resulting in lower margins. Changing steel and platinum prices could adversely affect our operating margin and net income.

We expect an increase in consulting and audit fees related to the impact of our Sarbanes-Oxley internal control certification efforts, with which we are required to be in compliance by December 31, 2006.

In December 2004, the Financial Accounting Standards Board (the "FASB") issued its final standard on accounting for share-based payments, SFAS 123R (Revised
2004), "Share-Based Payments" ("SFAS 123R"). SFAS 123R requires companies to expense the fair value of employee stock options and other similar awards, effective for interim and annual periods beginning on or after December 15, 2005. Accordingly, we have not yet determined the impact on our consolidated financial statements of adopting SFAS 123R.

The Company has 700,000 Class A special shares, authorized, issued, and outstanding. The Class A special shares are issued by the Company's wholly-owned subsidiary BBL Technologies, Inc. ("BBL") without par value, and are redeemable on demand by the Holder of the shares which is a private Ontario Corporation at $700,000 CDN ($583,333 USD). As the Class A special shares were issued by the Company's wholly-owned subsidiary BBL, the maximum value upon which the Company is liable is the net assets of BBL. At December 31, 2004 BBL had a negative net worth and the Company does not expect to have these shares redeemed.


DEBT STRUCTURE

In September 2004, the Company issued $6.1 million of convertible debentures in which the basis of conversion into the Company's common stock is $0.50 per share, which includes warrants to purchase an additional 3.05 million shares of common stock at $1.00 per share. The debentures are for a term of three (3) years and earn interest at the rate of 4% per annum. The Company has computed the fair-value of the warrants utilizing the Black-Scholes method and apportioned the fair value of the debt and warrants accordingly. As a result, the debentures were discounted by $528,000, which is being amortized over the three (3) year life of the debentures. The effective yield on the debenture is 4.38%.

The principal of this Debenture is payable in U.S. currency or, at the option of the Company, in shares of Common Stock, par value $0.001 per share (the "Common Stock"), at $.50 per share. At the Company's option, interest on the Debenture will be payable in cash or shares of Common Stock under a conversion formulas as provided in the debenture.

ESW's ability to service its indebtedness in cash will depend on its future performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors. Certain of these factors are beyond ESW's control. ESW believes that, based upon its current business plan, it will be able to meet its debt service obligations when due. Significant assumptions underlie this belief, including, among other things, that ESW will be successful in implementing its business strategy and that there will be no material adverse developments in its business, liquidity or capital requirements. If ESW cannot generate sufficient cash flow from operations to service its indebtedness and to meet its other obligations and commitments, ESW might be required to refinance its debt or to dispose of assets to obtain funds for such purpose. There is no assurance that refinancing or asset dispositions could be effected on a timely basis or on satisfactory terms, if at all, or raise funds through asset sales, sales of equity or otherwise, its ability to pay principal of, and interest on, its debt would be impaired. On such circumstance, ESW would have to issue shares of its Common stock as repayment of this debt which would be of a dilutive nature to its present shareholders.

CONTRACTUAL OBLIGATIONS

Effective November 24, 2004, the Company's wholly owned subsidiary ESW America, Inc. entered into a lease agreement for approximately 40,220 square feet of leasehold space, intended to house the Company's research and development facilities in Montgomery Township, Pennsylvania. The lease commenced on January 15, 2005 and expires January 31, 2010.Effective December 20, 2004, the Company's wholly owned subsidiary ESW Canada, Inc. entered into a lease agreement for approximately 50,000 square feet of leasehold space intended to house the Company's executive offices and a high volume manufacturing plant located in Concord, Ontario Canada.

The following breakdown is the total, of the minimum annual lease payments, for both leases.

      2005     $342,079
      2006     $433,569
      2007     $433,569
      2008     $440,585
      2009     $444,093
      2010     $102,784


SIGNIFICANT ACCOUNTING POLICIES AND ACCOUNTING STANDARDS

ESW's significant accounting policies are more fully described in Note 2 of the consolidated financial statements. Certain of ESW's accounting policies require the application of significant judgment by management in selecting appropriate assumptions for calculating financial estimates. By their nature, these judgments are subject to an inherent degree of uncertainty.

Revenue Recognition and Sales Commitments ESW recognizes revenue as its products are shipped from its facilities to its customers, which is when title passes to the customer for substantially all sales.

ESW performs impairment tests annually, and whenever events or circumstances occur indicating that intangible assets might be impaired. Based upon ESW's annual assessment during 2004, no impairment of intangible assets has occurred.

Accounts Receivable and Concentrations of Credit Risk: The Company performs on-going credit evaluations of its customer's financial condition and generally does not require collateral from those customers. The Company extends unsecured credit to its customers in the ordinary course of business.

While any negative impact of these Significant Accounting Policies would generally result in non-cash charges to earnings, they would have an impact on stockholders' investment and could adversely affect ESW's ability to raise external capital.

New Accounting Pronouncements.

In December 2004, FASB Statement No.123 (revised), "Share-based Payment" was issued. This Statement requires an entity to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement. FASB 123 (revised) eliminates the ability to account for share-based compensation transactions using the intrinsic value method in APB Opinion No.25. The Company will as required adopt as of the first interim or annual reporting period that begins after December 15th, 2005, FASB Statement 123, "Accounting for Stock-based Compensation" as amended by FASB Statement 148, "Accounting for Stock-based Compensation Transition and Disclosure". The adoption of the provisions of SFAS No.148 did not have a material impact on the Company's consolidated financial statements, and the Company modified its disclosures in its quarterly reports commencing with the quarter ended March, 2003 as provided for in that standard.

In December 2004, FASB Statement No.153, "Exchanges of Non-monetary Assets - An Amendment to APB Opinion No. 29" was issued. The Statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance - that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The requirements of FASB 153 do not have an effect on the Company's Consolidated Financial Statements.

In November 2004, FASB Statement No. 151, "Inventory Costs - An Amendment of ARB No.43, Chapter 4" was issued. The Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Additionally, allocation of fixed overheads to the costs of conversion should be based on the normal capacity of production facilities. The requirements of FASB 151 do not effect on the Company's Consolidated Financial Statements.

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

In April 2004, the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 03-06, "Participating Securities and the Two-class Method Under FASB Statement No. 128, Earnings Per Share". EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undisturbed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The requirements of EITF 03-06 do not have an effect on the Company's Consolidated Financial Statements.

No new accounting pronouncements have been issued during the fiscal year ended December 31, 2004 that would have a material impact on the Company's financial statements. The Company has reviewed the status of its accounting pronouncements and believes there are no significant changes from that disclosed in this report.


FOREIGN CURRENCY TRANSACTIONS

None of ESW's revenues during the year ended December 31, 2004 were derived from manufacturing operations in Canada. The results of operations and the financial position of ESW's operations in Canada is principally measured in Canadian currency and translated into U.S. dollars. The future effects of foreign currency fluctuations between U.S. dollars and Canadian dollars will be somewhat mitigated by the fact that expenses will be generally incurred in the same currency in which revenues will be generated. The future reported income of our Canadian subsidiary will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the Canadian currency.

A small portion of ESW's assets at December 31, 2004 are based in its foreign operation and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, Accordingly, ESW's consolidated stockholders' investment will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the Canadian currency.

ESW's strategy for management of currency risk relies primarily upon conducting its operations in the countries' respective currency and ESW may, from time to time, engage in hedging intended to reduce ESW's exposure to currency fluctuations. At December 31, 2004, ESW had no outstanding forward exchange contracts.


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


FORWARD-LOOKING STATEMENTS AND RISK FACTORS

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

     o ESW's ability to obtain financing needed to fund its ongoing operations.

     o The Company's operating results may fluctuate due to regulatory, marketing and competitive factors over which it has little or no control.

     o The Company does not maintain a significant level of product liability insurance.

     o ESW has limited experience in manufacturing its products and little experience in manufacturing products in commercial quantities.

     o The Company is dependent on a few major customers for a significant portion of its revenue.

     o The Company faces intense competition and rapid technological advances by competitors.

     o Joint ventures and/or relationships entered into or sought by the Company for development and sale of its products.

     o Further certification of ESW's products by various governmental agencies including but not limited to the Environmental Protection Agency (EPA), California Air Resources Board (CARB) and the ETV Canada.

     o Costs and availability of raw materials, including precious metals necessary for the production of the Company's products.

     o Developments with respect to intellectual property, patents or proprietary rights.

     o Changes in environmental policy or regulations in the United States or abroad.

     o Fluctuations in market demand for and supply of the Company's products.

     o Litigation against the company that may direct resources away from business development



ITEM 7. FINANCIAL STATEMENTS





MINTZ & PARTNERS LLP
--------------------
Chartered Accountants



                  - INDEPENDENT REGISTERED AUDITORS' REPORT -


To The Shareholders Of
Environmental Solutions Worldwide, Inc.





We have audited the accompanying consolidated balance sheet of Environmental Solutions Worldwide, Inc. as at December 31, 2004 and the related consolidated statements of operations, stockholders' equity and cash flow for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of Environmental Solutions Worldwide, Inc as at December 31, 2004 and the results of its operations and the cash flow for the year then ended in conformity with generally accepted accounting principles in the United States of America.





Toronto, Ontario
February 25, 2005                               /s/ MINTZ & PARTNERS LLP






                                       F1

This report is a copy of a previously issued Goldstein and Morris Certified Public Accountant P.C. report. This report has not been reissued by Goldstein and Morris.



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





/S/ GOLDSTEIN AND MORRIS CPA'S, P.C.
------------------------------------
NEW YORK, NEW YORK
FEBRUARY 26, 2004






                                       F2


                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                           CONSOLIDATED BALANCE SHEET
                             As at December 31, 2004



  ASSETS

Current Assets
      Cash and cash equivalents (Note 4)                                       $ 4,633,013
      Accounts receivable  (Note 2)                                                331,604
      Inventory (Note 5)                                                           376,678
      Prepaid expenses                                                             282,355
                                                                               -----------

           Total current assets                                                  5,623,650


Property, Plant and equipment (Note 6)                                             688,761

Patents and trademarks, net of accumulated
      amortization of $859,745                                                   1,289,617
                                                                               -----------

                                                                               $ 7,602,028
                                                                               ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
      Accounts payable and accrued liabilities                                   $ 373,875

      Redeemable Class A special shares (Note 7)                                   453,900
                                                                               -----------

           Total current liabilities                                               827,775
                                                                               -----------

Convertible Debentures ( Note 8)                                                 5,624,197

Stockholders' Equity
      Common stock, $0.001 par value, 100,000,000
           shares authorized; 50,224,843 shares
           issued and outstanding                                                   50,224
      Additional paid-in capital                                                12,661,114
      Accumulated deficit                                                      (11,561,282)
                                                                               -----------

           Total stockholders' equity                                            1,150,056

                                                                               $ 7,602,028
                                                                               ===========



         See accompanying notes to the consolidated financial statements


                                       F3


                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS




FOR THE YEARS ENDED DECEMBER 31                                   2004                 2003
                                                         ------------------  -------------------
Revenue
      Net sales                                                $ 1,906,704          $ 1,739,715

Cost of sales                                                    1,166,653              853,098
                                                         ------------------  -------------------

Gross profit                                                       740,051              886,617
                                                         ------------------  -------------------

Operating expenses
      Marketing, office & general costs                          1,308,788              918,407
      Officers' compensation and directors fees                    394,178              222,000
      Consulting and professional fees                             365,715              202,118
      Interest on long term debt                                    72,364                    -
      Foreign exchange gain                                        (24,128)             (19,174)
      Depreciation and amortization                                344,447              333,364
                                                         ------------------  -------------------

                                                                 2,461,364            1,656,715
                                                         ------------------  -------------------

Net loss                                                      $ (1,721,313)          $ (770,098)
                                                         ==================  ===================



Loss per share                                                    $ (0.034)            $ (0.016)
                                                         ==================  ===================


Weighted average number of shares outstanding                   49,978,095           48,854,089
                                                         ==================  ===================








         See accompanying notes to the consolidated financial statements


                                       F4




                                              ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                           FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003



                                                            Common Stock             Additional      Accumulated
                                                       Shares          Amount     Paid-In Capital      Deficit           Total

January 1, 2003                                      47,352,194        47,351       11,635,080       (9,069,871)       2,612,560

Net loss                                                                                               (770,098)        (770,098)

Exercise of warrants                                    544,354           544             (544)                                -

Proceeds from third traunch of private placement      1,452,942         1,453          245,547                           247,000
                                                   -------------  ------------   --------------    -------------   --------------


December 31, 2003                                    49,349,490        49,348       11,880,083       (9,839,969)       2,089,462

Net loss                                                 -             -               -             (1,721,313)      (1,721,313)

Common stock issued from exercise of warrants           875,353           876          261,731          -                262,607

Fair value of warrants on convertible debentures                                       528,000                           528,000
      net of amortization

Write-off options receivable                                                           (37,500)                          (37,500)

Options issued for services rendered                                                    28,800                            28,800
                                                   -------------  ------------   --------------    -------------   --------------


December 31, 2004                                    50,224,843        50,224       12,661,114      (11,561,282)       1,150,056
                                                   =============  ============   ==============    =============   ==============








         See accompanying notes to the consolidated financial statements


                                       F5



                              ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 FOR THE YEARS ENDED DECEMBER 31,

                                                                       2004                2003
                                                               ---------------     ----------------

Net loss                                                          $(1,721,313)          $ (770,098)

Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation                                                 129,847              118,795
         Amortization                                                 214,599              214,569
         Provision for uncollectable accounts                          15,504                    -
         Amortization of debenture warrant fair value                  52,197                    -
         Options issued for services provided                          28,800                    -
Increase (decrease) in cash flows form operating
      activities resulting from changes in:
         Accounts receivable                                           24,832              289,964
         Option receivable                                            (37,500)                   -
         Inventory                                                   (117,707)            (103,351)
         Prepaid expenses                                            (267,736)              (5,425)
         Other assets                                                  39,982                    -
         Accounts payable & accrued liabilities                       162,266               30,852

                                                               ---------------     ----------------

Net cash used in operating activities                              (1,476,229)            (224,694)
                                                               ---------------     ----------------

Investing activities:
         Acquisition of property plant and equipment                 (355,807)             (30,971)
         Increase in patents and trademarks                                 -              (15,233)
                                                               ---------------     ----------------

Net cash used in investing activities                                (355,807)             (46,204)
                                                               ---------------     ----------------

Financing activities:
         Issuance of common stock                                     262,607              247,000
         Issuance of convertible debenture                          6,100,000                    -
                                                               ---------------     ----------------

Net cash provided by financing activities                           6,362,607              247,000

Effect of exchange rate change on cash                                 15,556
                                                               ---------------     ----------------

Net increase (decrease) in cash                                     4,546,127              (23,898)

Cash & cash equivalents, beginning of year                             86,886              110,784
                                                               ---------------     ----------------


Cash & cash equivalents, end of year                              $ 4,633,013             $ 86,886
                                                               ===============     ================


Supplemental disclosures:
   Non cash investing and financing activities
      Exercise of warrants                                                $ -                $ 544
                                                               ===============     ================

Interest received                                                    $ 24,704                $ 673
                                                               ===============     ================




         See accompanying notes to the consolidated financial statements

                                       F6

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

The accompanying consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, ESW America, Inc., ESW Technologies, Inc., ESW Canada, Inc. and BBL Technologies, Inc. All significant inter-company transactions are eliminated.

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

Accounts Receivable and Concentrations of Credit Risk: The Company performs on-going credit evaluations of its customer's financial condition and generally does not require collateral from those customers. Four of those customers accounted for 30%, 17%, 12% and 11%, respectively of the Company's revenue in Fiscal 2004 and 62%, 9%, 5% and 2%, respectively of its accounts receivable as of December 31, 2004.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is estimated and recorded based on management's assessment of the credit history with the customer and current relationships with them. On this basis management has determined that a reserve of $15,504 was appropriate as of December 31, 2004 and that no allowance for doubtful accounts was required as of December 31, 2003.

INVENTORIES

Inventories are stated at the lower of cost (first-in first-out) or market. Inventories are periodically reviewed for use and obsolescence, and adjusted as necessary.



                                       F7

PROPERTY PLANT AND EQUIPMENT

Property and equipment are recorded at cost. Depreciation of property and equipment is computed on a straight-line basis over the estimated useful lives of the assets, generally 5 to 7 years. Maintenance and repairs are charged to operations as incurred. Significant renewals and betterments are capitalized.

PATENTS AND TRADEMARKS

Patents and trademarks consist primarily of the costs incurred to acquire them from an independent third party. SFAS No. 142 requires intangible assets with a definite life be tested for impairment whenever events or circumstances indicate that a carrying amount of an asset (or asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated discounted cash flow used in determining the fair value of the asset.

Patents and trademarks are being amortized on a straight-line basis over their estimated life of ten years. Amortization expense for the years ended December 31, 2004 and 2003 were $214,599 and $214,569, respectively.

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

The Company also derives revenue (less than 10% of total revenue) from providing air testing and environmental certification services. Revenues from these services are recognized upon performance.

EARNINGS (LOSS) PER COMMON SHARE

Basic Earnings (loss) per common share is computed by dividing the net income
(loss) by the weighted average number of common shares outstanding during the year. Common stock equivalents are excluded from the computation of diluted earnings (loss) per share when their effect is antidilutive. Therefore diluted loss per share has not been calculated for 2004.


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




                                       F8

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

In performing the review for recoverability, if future undiscounted cash flows (excluding interest charges) from the use and ultimate disposition of the assets are less than their carrying values, an impairment loss is recognized. No impairment loss has been required for the years ended December 31, 2004 and 2003.

NOTE 3 - RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, FASB Statement No.123 (revised), "Share-based Payment" was issued. This Statement requires an entity to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement. FASB 123 (revised) eliminates the ability to account for share-based compensation transactions using the intrinsic value method in APB Opinion No.25. The Company will as required adopt as of the first interim or annual reporting period that begins after December 15th, 2005, FASB Statement 123, "Accounting for Stock-based Compensation" as amended by FASB Statement 148, "Accounting for Stock-based Compensation Transition and Disclosure". The adoption of the provisions of SFAS No.148 did not have a material impact on the Company's consolidated financial statements, and the Company modified its disclosures in its quarterly reports commencing with the quarter ended March, 2003 as provided for in that standard.

In December 2004, FASB Statement No.153, "Exchanges of Non-monetary Assets - An Amendment to APB Opinion No. 29" was issued. The Statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance - that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The requirements of FASB 153 do not have an effect on the Company's Consolidated Financial Statements.

In November 2004, FASB Statement No. 151, "Inventory Costs - An Amendment of ARB No.43, Chapter 4" was issued. The Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Additionally, allocation of fixed overheads to the costs of conversion should be based on the normal capacity of production facilities. The requirements of FASB 151 do not effect on the Company's Consolidated Financial Statements.





                                       F9

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

In April 2004, the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 03-06, "Participating Securities and the Two-class Method Under FASB Statement No. 128, Earnings Per Share". EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undisturbed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The requirements of EITF 03-06 do not have an effect on the Company's Consolidated Financial Statements.

NOTE 4- CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase.


NOTE 5 - INVENTORY

Inventories as of December 31, 2004 are summarized as follows:



Raw materials          $  302,184
Work-In-Process            58,515
Finished goods             15,979
                     ------------
                       $  376,678
                     ============



NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property and equipment at December 31, 2004 consists of the following:



                                              2004
                                      ------------
Machinery and equipment                $   874,627
Office equipment                            54,078
Furniture & fixtures                       159,508
Vehicles                                    12,015
Leasehold improvements                      56,070
                                      ------------

                                         1,156,298
Less: accumulated depreciation             467,537
                                      ------------

                                       $   688,761
                                       ===========




                                      F10

NOTE 7- REDEEMABLE CLASS A SPECIAL SHARES

                                           2004
                                           ----
700,000 Class A special shares          $ 453,900
Authorized, issued, and outstanding

The Class A special shares are issued by the Company's wholly-owned subsidiary BBL Technologies, Inc. ("BBL") without par value, and are redeemable on demand by the Holder of the shares which is a private Ontario Corporation at $700,000 CDN ($583,333 USD). As the Class A special shares were issued by the Company's wholly-owned subsidiary, BBL the maximum value upon which the Company is liable is the net assets of BBL which was ($1,159,387) for 2004.

NOTE 8- CONVERTIBLE DEBENTURES

In September 2004, the Company issued $6.1 million of convertible debentures in which the basis of conversion into the Company's common stock is $0.50 per share. In conjunction with the debentures, the Company issued warrants to purchase an additional 3.05 million shares of common stock at $1.00 per share. The debentures are for a term of three (3) years and earn interest at the rate of 4%. The Company has computed the fair-value of the warrants utilizing the Black-Scholes method and apportioned the fair value of the debt and warrants accordingly. As a result, the debentures were discounted by $528,000, which is being amortized over the three (3) year life of the debentures. The effective yield on the debenture is 4.38%.

NOTE 9 - INCOME TAXES

As of December 31, 2004, there are loss carryforwards for Federal income tax purposes of approximately $8,078,000 available to offset future taxable income in the United States. The carryforwards expire in various years through 2023. The Company does not expect to incur a Federal income tax liability in the foreseeable future. Accordingly, a valuation allowance for the full amount of the related deferred tax asset of approximately $2,900,000 has been established until realizations of the tax benefit from the loss carryforwards are assured.

Additionally, as of December 31, 2004, the Company's two wholly owned Canadian subsidiaries had net operating losses of approximately $1,549,000 that may be used, in future periods, to offset taxable income. The deferred tax asset of approximately $560,000 has been fully offset by a valuation allowance until realization of the tax benefit from the loss carryforwards are assured.

NOTE 10 - ISSUANCE OF COMMON STOCK

The Company received $210,106 from the exercise of 1,400,706 warrants to purchase 700,353 shares of common stock in March 2004, an additional $15,000 from the exercise of 100,000 warrants to purchase 50,000 shares in April 2004 and $37,500 from the exercise of 250,000 warrants to purchase 125,000 shares in July 2004. The warrants were issued as a part of the Unit Placements in 2002 and 2003 in which participants received one warrant for each unit purchased, that allows for the purchase of one-half share of common stock for each share of common stock purchased in the Unit Placement. Warrants can only be exercised in even lots for full shares for an exercise price of $0.30 per share.






                                      F11

NOTE 11 - STOCK OPTIONS AND WARRANT GRANTS

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

In August 2003, the board of directors ratified the Compensation Committees granting of 650,000 options in the aggregate at an exercise price of $0.27 (fair-market-value on date of grant) per share to Directors and key employees as consideration for their service. The options expire ten years from the date of grant and vest over a three-year period. 150,000 of these options were granted to the former President and Chief Executive Officer who resigned on May 1, 2004. As a result, these 150,000 options have lapsed.

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

In December 2004, the Company issued 300,000 stock options to two employees at an exercise price of $0.50 per stock. These options expire five years from the date of grant.

Had compensation cost for the Company's stock options that were issued, been determined on the fair value at grant date consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been as follows:



                                      F12

                              PRO FORMA INFORMATION
                             YEAR ENDED DECEMBER 31,


                                            2004              2003
                                       -------------------------------
Net loss - as reported                 $(1,721,313)         $(770,098)
Deduct: Total stock-based
        compensation expense
        determined under fair
        value based method, net           (857,336)          (553,099)
                                       -------------------------------
Net loss - pro forma                   $(2,578,649)       $(1,323,197)
                                       ===============================
loss per share -
           as reported                 $    (0.034)         $  (0.016)
                                       ===============================
           pro forma                   $    (0.052)         $  (0.027)
                                       ===============================



SFAS No. 123 requires that the fair value of options and warrants issued to non-employees for goods and services be recorded in the financial statements as an expense.


A summary of option and warrant transactions, including those granted pursuant to the terms of certain employment and other agreements, is as follows:




                                           STOCK                WEIGHTED
                                          PURCHASE               AVERAGE
                                          OPTIONS             EXERCISE PRICE
                                      ----------------      ----------------

Outstanding, January 1, 2003              1,262,500               0.89
Granted                                   2,760,000                .58
Expired                                     (90,000)             (2.00)
                                          ---------               -----

Outstanding, December 31, 2003            3,932,500              $0.63
Granted                                   2,650,000              $0.50
Expired                                  (2,055,833)            ($0.72)
                                          ----------
Outstanding, December 31, 2004            4,526,667              $0.51


All of the options and warrants granted are exercisable on date of grant, except 500,000 options granted in August of 2003 that vest over a 3 year period. Of these 500,000 options, 233,334 are currently vested, 133,332 will vest in August 2005 and 133,334 will vest in August 2006.

At December 31, 2004, the outstanding options have a weighted average remaining life of 49.7 months.

The weighted average fair value of options granted during 2004 and 2003 was $0.31 and $0.29 respectively and was estimated using the Black-Scholes option-pricing model, and the following assumptions:





                                      F13

                                             2004              2003
                                           -------           -------
Expected volatility                        108.00%           199.20%
Risk-free interest Rate                      3.00%             3.25%
Expected life                              5.0 yrs          5.00 yrs
Dividend yield                               0.00%             0.00%
Forfeiture rate                              0.00%             0.00%



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

At December 31, 2004, the Company had outstanding options and warrants as follows:



NUMBER OF SHARES        EXERCISE PRICE      EXPIRATION DATE
----------------        --------------      ---------------
          25,000            0.17            February 12, 2006
         500,000            0.27            August 6, 2013
          50,000            0.45            April 20, 2009
         250,000            0.50            April 18, 2006
         250,000            0.50            May 4, 2006
         550,000            0.50            August 11, 2007
       1,750,000            0.50            August 11, 2009
         300,000            0.50            December 1, 2009
          50,000            0.52            November 23, 2005
          85,000            0.60            December 10, 2006
         666,667            0.66            September 10,2008
          50,000            1.50            March 1, 2005
 ---------------
       4,526,667



In addition, the Company has warrants outstanding as follows:

These warrants, issued in connection with various private placements of equity securities, are treated as a cost of capital and no income statement recognition is required.



NUMBER OF WARRANTS           EXERCISE PRICE               EXPIRATION DATE
------------------           --------------               -----------------
       750,000                    0.17    (A)             October 10, 2005
     2,107,355                    0.30    (B)             October 10, 2005
     1,047,058                    0.30    (B)             November 14, 2005
       344,118                    0.30    (B)             March 31, 2006
     3,050,000                    1.00    (C)             September 13, 2007
     ---------
     7,298,531



                                      F14

(A) Originally exercisable at $1.20 per share and repriced in September 2001 and subsequently in 2002

(A,B &C) Contain certain antidilutive protections.

During 2002, the Company, with shareholder approval terminated its 2000 Nonqualified Stock Option Plan, which was comprised of 10,000,000 shares of common stock (of which 6,035,000 shares had not been granted), and was replaced by the 2002 Stock Option Plan with 1,000,000 shares of common stock.

NOTE 12 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2004 and 2003, the Company paid shareholders and their affiliates $403,516 and $256,012, respectively for various services rendered including salary and any bonus. No one transaction or combination attributed to one individual or entity exceeded $60,000 on an annual basis; however, in August 2004 the Company issued a $1.25 Million unsecured subordinated promissory note to AB Odnia, an entity that is affiliated with Bengt Odner, a director of the Company. AB Odnia subsequently converted its unsecured subordinated promissory note to a $1.25 million convertible debenture, in September 2004 as a part of the $6.1 million in convertible debentures issued.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company has been advised that a statement of claim has been filed in the Ontario Superior Court of Justice against it purporting to be a class action on December 12,2003 in which, a current director and others alleging that it and other parties released and disseminated false and misleading statements about its business from on or about March 1999 through March 2000. The complaint seeks damages of $100,000,000 and punitive damage of $20,000,000. ESWW has not yet been served with the statement of claim and believes the claims to be without merit. If served, the Company intends to contest the claims vigorously.

In January 2002, an action was filed in Ontario, Canada against the Company for breach of an agreement claiming approximately $50,000 plus costs. ESWW is defending itself against this action. It is the determination of management that the final determination of this claim will not have a material effect on the financial position or operating results of the Company.

The Company has received a letter seeking Damages of $500,000 and an amount due of $192,000 per the terms of a consulting agreement. A legal action has been instituted against the Company, a current Director, and other unrelated parties. The Company considers this claim frivolous and intends to vigorously contest any claims related to this matter.

LEASES

The Company currently leases its office and factory located in Telford, Pennsylvania for $5,000 per month on a month-to-month basis. In addition, a wholly-owned subsidiary of the Company leases office space for its sales and marketing office located in Ontario, Canada for a monthly rent of $2,100 on a month-to-month basis.

Effective November 24, 2004, the Company's wholly owned subsidiary ESW America, Inc. entered into a lease agreement with Nappen & Associates for approximately 40,220 square feet of leasehold space at 2 Bethlehem Pike Industrial Center, Montgomery Township, Pennsylvania. The leasehold space is intended to house the Company's research and development facilities. The lease commenced on January 15, 2005 and expires January 31, 2010.




                                      F15

Effective December 20, 2004, the Company's wholly owned subsidiary ESW Canada, Inc. entered into an offer to Lease agreement with Dufcon Developments Inc. for approximately 50,000 square feet of leasehold space in Concord, Ontario Canada. The leasehold space is intended to house the Company's executive offices and a high volume manufacturing plant. It is anticipated that possession of the leasehold space will be in the second quarter of Fiscal year 2005, and the term of the lease will run for a period of 5 years from the commencement date.

The following breakdown is the total, of the minimum annual lease payments, for both leases.

2005     $342,079
2006     $433,569
2007     $433,569
2008     $440,585
2009     $444,093
2010     $102,784

NOTE 14 - COMPARATIVE FIGURES

Certain 2003 figures have been reclassified to conform to the financial statements adopted in 2004.











                                      F16

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


On October 20, 2004, our former certified accountants, Goldstein and Morris Certified Public Accountants, P.C. resigned as they advised us that they no longer had the resources available to service the account. Subsequently the firm of Goldstein and Morris discontinued operations effective January 2, 2005. Goldstein and Morris were previously appointed as our certifying accountants on February 5, 2001. Goldstein and Morris' reports on the financial statements for our fiscal years ended December 31, 2003 and 2002 did not contain an adverse opinion or a disclaimer of opinion nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles, except for the following statement, as disclosed in the Company's prior 10KSB filings for the fiscal years ended December 31, 2003 and 2002. "The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and lacks a sufficient source of revenue, which raises substantial doubts about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty."

During the period in which Goldstein and Morris audited our financial statements and the interim period in which Goldstein and Morris served as our certifying accountants, there were no disagreement(s) with Goldstein and Morris on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Goldstein and Morris, would have caused Goldstein and Morris to make reference to the subject matter of such disagreement(s) in connection with its audit report.

On November 5, 2004, our Board of Directors engaged Mintz & Partners LLP to audit our consolidated financial statements. During the two most recent fiscal years and through November 5, 2004, we had not consulted with Mintz & Partners LLP regarding either the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on our financial statements, and neither a written report nor oral advice was provided that was an important factor considered in our reaching a decision as to the accounting, auditing or financial reporting issue; or any matter that was either the subject of a disagreement.



ITEM 8A CONTROLS AND PROCEDURES


(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURE

Under the supervision of and with the participation of our management, including our Chief Executive Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this annual report. Based on their evaluation, our Chief Executive Officer has concluded that these disclosure controls and procedures are effective in timely alerting to material information relating to the Company required to be included in the Company's periodic SEC filings. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Disclosure controls and procedures are the controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the report that we file under the Exchange Act is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.

(b) CHANGES IN INTERNAL CONTROLS

Not applicable.

ITEM 8B OTHER INFORMATION

 On March 28, 2005 the Company's board of directors formally adopted a code of ethics.



                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information required by this item will be included in the Proxy Statement with respect to the 2005 Annual Meeting of Stockholders to be filed with the Commission within 120 days following December 31, 2004 under the captions "Election of Directors," and "Directors and Executive Officers of the Registrant" and is incorporated herein by this reference as if set forth in full herein.

ITEM 10. EXECUTIVE COMPENSATION

The information required by this item will be included in the Proxy Statement with respect to the 2005 Annual Meeting of Stockholders to be filed with the Commission within 120 days following December 31, 2004 under the captions "Summary Annual Compensation Table," "Option Grants during Fiscal Year 2004," "Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values," and "Remuneration of Non-Management Directors" and is incorporated herein by this reference as if set forth in full herein.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item will be included in the Proxy Statement with respect to the 2005 Annual Meeting of Stockholders to be filed with the Commission within 120 days following December 31, 2004 under the caption "Security Ownership of Certain Beneficial Owners" and is incorporated herein by this reference as if set forth in full herein.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be included in the Proxy Statement with respect to the 2005 Annual Meeting of Stockholders to be filed with the Commission within 120 days following December 31, 2004 under the caption "Certain Relationships and Related Transactions" and is incorporated herein by this reference as if set forth in full herein.

ITEM 13. EXHIBITS

a) Exhibits are incorporated by reference to the Index of Exhibits provided at the end of this Report on Form 10-KSB. Also incorporated by reference are all exhibits filed on the Company's Registration Statement on Form S-2, which became effective on February 17, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES: The Company paid its principal accountant Mintz & Partners LLP $22,500 in audit fees for the audit of the Company's annual financial statements and review of the financial statements included in its Form 10-QSB for September 30, 2004. The Company paid its principal accountant Goldstein and Morris Certified Public Accountants, P.C. $6,000 for review of the financial statements included in its Form 10-QSB for March 31, and June 30, 2004. The Company paid its principal accountant Goldstein and Morris Certified Public Accountants, P.C $36,000 in audit fees for the audit of the Company's annual financial statements and review of the financial statements included in its Form 10-QSB's for 2003.

TAX FEES: The Company paid its principal accountant Goldstein and Morris Certified Public Accountants, P.C $2,500 for tax compliance for 2004.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned; thereunto duly authorized this 28th day of March 2005 in the Town of Telford and the Commonwealth of Pennsylvania.

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                                  (Registrant)





BY:  /S/ DAVID J. JOHNSON
     ------------------------------------------
     DAVID J. JOHNSON
     PRESIDENT, CHIEF EXECUTIVE
     OFFICER AND ACTING CHIEF FINANCIAL OFFICER



Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below, by the following persons on behalf of the Registrant and in the capacities indicated.





SIGNATURES                              TITLE                       DATE

/S/ NITIN M. AMERSEY
---------------------------    CHAIRMAN AND DIRECTOR           MARCH 29, 2005
NITIN M. AMERSEY




/S/ DAVID J. JOHNSON           PRESIDENT, CHIEF                MARCH 29, 2005
---------------------------    EXECUTIVE OFFICER, ACTING
DAVID J. JOHNSON               CHIEF FINANCIAL OFFICER AND
                               DIRECTOR


/S/ ROBERT R. MARINO           VICE PRESIDENT                  MARCH 29, 2005
---------------------------    AND DIRECTOR
ROBERT R. MARINO



/S/ BENGT G. ODNER
---------------------------    DIRECTOR                        MARCH 29, 2005
BENGT G. ODNER




/S/ ARTHUR V. CONOVER, III     CONTROLLER                      MARCH 29, 2005
---------------------------
ARTHUR V. CONOVER, III

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

10.10 Employment Agreement between Robert R. Marino and the Company dated as of September 10, 2003. (4)

10.11 Employment Agreement between David J. Johnson and the Company dated as of September 10, 2003. (4)

10.12     Subscription Agreement for 2001 Common Stock Placement. (5)

10.13 Subscription Agreement for 2002 Unit Private Placement and related representation letters. (5)

10.14 Form of unsecured subordinated promissory note issued by the Company to AB Odinia, dated August 27,2004 (6)

10.15 Form of Securities Subscription Agreement between the Company and Investor for the purchase of 4% Convertible Debentures and three (3) year warrant exercisable at $1.00 per share. (7)

10.16     Form of 4% Three (3) Year Debenture issued by the Company. (7)

10.17 Form of Three (3) Year Warrant to purchase the Company's Common Stock at $1.00 a share. (7)

10.18     Form of Registration Rights Agreement.(7)

10.19 Lease agreement and amended lease agreement between the Company's wholly owned subsidiary ESW America Inc. and Nappen & Associates.*

14.1 Code of ethics adopted March 28, 2005 by the Company's Board Of directors.

16.1      Letter from James E. Scheifley & Associates, P. C. (1)

16.2      Letter from Daren, Martenfeld, Carr, Testa and Company LLP (3)

16.3 Letter of resignation from Goldstein and Morris Certified Public Account P.C. dated October 20, 2004 (8)

16.4 Letter from Goldstein and Morris Certified Public Account P.C. Dated November 23, 2004 (9)

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

(6) Incorporated herein by reference from the registrants form 8-K filed with the Securities and Exchange Commission on September2, 2004.

(7) Incorporated herein by reference from the registrants form 8-K filed with the Securities and Exchange Commission on September17, 2004.

(8) Incorporated herein by reference from the registrants form 8-K filed with the Securities and Exchange Commission on October 22, 2004.

(9) Incorporated herein by reference from the registrants form 8-K\A filed with the Securities and Exchange Commission on December 2, 2004.

* Confidential treatment requested for a portion of this exhibit.