Form 10KSB/A
period 2004-12-31
ENVIRONMENTAL SOLUTIONS WORLDWIDE INC
filed 2005-05-02
CIK 1082278

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $ 1,906,704

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

    Name                Current Position with Company          Director Since
Nitin M. Amersey        Chairman                                January 2003
David J. Johnson        Director, Chief Executive Officer,
                        President and Acting                    September 2000
                        Chief Financial Officer
Robert R. Marino        Director and Vice President             November 2001
Bengt G. Odner          Director                                September 2000

         Set forth below is information relating to the business experience of each of the directors and executive officer of the Company.

         NITIN M. AMERSEY, age 53, has over thirty years of experience in international trade, marketing and corporate management. Mr. Amersey was elected as a director in November 2002 and was appointed interim Chairman of the Board in May 2004 and subsequently was appointed Chairman of the Board in December 2004. Mr. Amersey has served as a member of the Company's board since January 2003. He has successfully developed and implemented corporate strategic and financial plans for a wide variety of companies. Since 1978, Mr. Amersey has been President of Scothalls Limited, a general trading agency firm. Mr. Amersey has served as President of Circle Tex Corp., a web site development and management firm since 2001. From 1988 to 2000, he was Chairman and CEO of The Caribbean Sea Island Cotton Company Ltd. He is also a partner of Amersey Damoder, a raw cotton merchant firm, located in Bombay, India. Mr. Amersey is also Chairman of Door to Door Settlement Services Inc., a real estate notary firm. Mr. Amersey is Chairman and CEO of Ugomedia Interactive Corp., an Over the Counter Bulletin Board company. Mr. Amersey has a Masters of Business Administration degree from the University of Rochester, Rochester, N. Y. and a Bachelor of Science in Business from Miami University, Oxford, Ohio.

DAVID J. JOHNSON, age 43, served as the Company's Chief Operating Officer from August 2000 through November 2001 and served as Senior Vice President of Sales and Marketing from November 2001 until May 2004. Mr. Johnson was elected as a director in September 2000. In addition to serving as a director, On May 1, 2004 he was nominated as the Interim Chief Executive Officer and president and was subsequently appointed President, CEO, and acting Chief Financial Officer in December 2004. From 1989 to 1999, Mr. Johnson was a strategy and marketing consultant to National Warehousing, Inc. Toronto, Ontario. Mr. Johnson attended Tollgate Tech. Secondary, Mohawk Collage and Devry Institute of Technologies.

ROBERT R. MARINO, age 50, was elected as a director in November 2001. He currently serves as the Company's Vice-President and Technical Director of Research and Development. Mr. Marino has an extensive background in the field of combustion engine emissions, combustion engine emission control technologies as well as government regulations associated with federal certification and compliance of those technologies. Mr. Marino founded Air-Testing Services in 1983 and Applied Diesel Technology in 1993. Applied Diesel Technology focused on the design and development of advanced emissions control technologies for diesel engines. Mr. Marino holds a BS C degree from Allentown College.

BENGT G. ODNER, age 52, has served as a director of the Company since September 2000. He had served as the Company's Chairman from September 2000 through October 2002. Mr. Odner has also served as Chief Executive Officer from August 1999 to September 2000 and as interim Chief Executive Officer from February 2002 to July 2002. On September 12, 2000, Mr. Odner was elected to the Board of Directors and appointed Chairman. Mr. Odner was a director of Crystal Fund Ltd., a Bermuda mutual fund, and has been a director of Crystal Fund Managers, Ltd. since 1996 until January 2003. From 1990 through 1995, Mr. Odner was the Chairman of Altus Nord AB, a property holding company specializing in Scandinavian properties and a wholly owned subsidiary of Credit Lyonais Bank Paris. Mr. Odner holds a masters degree in Business Administration from Babson College.



COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Under the securities laws of the United States, the Company's directors, executive officers, and any persons holding more than ten percent of the Company's common stock are required to report their initial ownership of the Company's common stock and any subsequent changes in their ownership to the Securities and Exchange Commission. Specific due dates have been established by the Commission, and the Company is required to disclose any failure to file by those dates. Based upon (1) the copies of Section 16 (a) reports that the Company received from such persons for their 2004 fiscal year transactions, the Company believes there has been compliance with all Section 16 (a) filing requirements applicable to such officers, directors and ten-percent beneficial owners for such fiscal year.


Item 10. Executive Compensation


         The following table sets forth the compensation for each of the last three (3) fiscal years earned by the Chief Executive Officer and each of the most highly compensated executive officers (the "Named Executives").





                           SUMMARY COMPENSATION TABLE
                                                   ANNUAL COMPENSATION           LONG-TERM COMPENSATION
                                                                                                    UNDERLYING
                                                       ANNUAL     OTHER      STOCK       OTHER     SECURITIES
                                    YEAR   SALARY      BONUS   COMPENSATION  AWARDS  COMPENSATION    OPTIONS
                                   ---------------------------------------------------------------------------
NAME AND PRINCIPAL POSITION

David Johnson (1)                   2004   $150,000   $3,125    $17,538                                600,000
Director, Chief Executive Officer,
President and Acting
Chief Financial Officer             2003   $72,000    $  --     $  300                                 150,000
                                    2002   $72,000    $  --     $  --

Robert R. Marino (2)                2004   $150,000   $3,125    $7,325                                 150,000
 Vice President                     2003   $ 75,000   $  --     $  300                                 150,000
 Director                           2002   $ 75,000   $  --     $  --

Bengt Odner (3)                     2004   $  --      $  --     $  --                                  850,000
                                    2003   $  --      $  --     $  --                                   50,000
                                    2002   $  --      $  --     $  --








(1) Mr. Johnson Initially received consulting fees. He subsequently became a full time employee of the Company's wholly owned subsidiary, ESW Canada, Inc. and was paid at the annual rate of $72,000. He also received options for 150,000 shares from the Company's 2002 Stock Option Plan ratified in August 2003 with an exercise price of $0.27 (fair market value at the date of grant). The options expire ten years from the date of issuance and vest over three years. In 2001 Mr. Johnson received 350,000 options at an exercise price of $0.50. of which 100,000 lapsed. In August 2004, Mr. Johnson also received options for 600,000 shares with an exercise price of $0.50. (fair-market value on the date of grant). The options expire five years from issuance.
(2) Prior to becoming a member of the Company's Board of Directors and an Executive Officer, Mr. Marino had been issued certain restricted shares of common stock and options from the Company in connection with the sale of certain assets acquired by the Company. In January 2001, Mr. Marino received a total of 1,000,000 restricted shares of common stock. Additionally, he was granted 500,000 contingent options exercisable at $0.01 per share that have been exercised. Prior to 2002, Mr. Marino served as a consultant to the Company under a consulting agreement, which provided for annual compensation of $75,000 and allowed Mr. Marino to acquire 500,000 shares of common stock at $0.01 per share. In fiscal 2002, Mr. Marino became a full time employee of the Company's subsidiary, ESW America, Inc. and continues to be paid compensation at the current rate of $150,000 per annum. Mr. Marino also received options for 150,000 shares from the Company's 2002 Stock Option Plan ratified in August 2003 with an exercise price of $0.27 (fair market value at the date of grant). The options expire ten years from the date of issuance and vest over three years. In August 2004, Mr. Marino was granted options for 150,000 shares with an exercise price of $0.50. (fair-market value on the date of grant). The options expire five years from issuance.
(3) Mr. Odner, a prior consultant and Officer and current Director of the Company previously received reimbursement ranging from $6,000 to $8,500 monthly for verified expenses incurred on behalf of the Company. He also was granted options for 50,000 shares from the Company's 2002 Stock Option Plan ratified in August 2003 with an exercise price of $0.27 (fair market value at the date of grant). The options expire ten years from the date of issuance and vest over three years. In August 2004, Mr. Odner was granted options for 850,000 shares of common stock with an exercise price of $0.50. (fair-market value on the date of grant). The options expire five years from issuance.


Note that the foregoing table does not include the Company's former Chief Executive Officer and President who resigned from his position as Chief Executive Officer, President, Interim Chief Financial Officer and as a member of the Company's Board of Directors on April 30, 2004. Upon Mr. Donohoe's resignation, any options that he was not vested in lapsed. Mr. Donohoe resigned from his positions without any dispute or disagreement with the Company and its business practices or policies. Mr Donohoe received compensation of $75,240 in 2004. He entered into an employment contract with the Company as of September 10, 2003; which, in addition to salary and bonus, provided for the issuance of 2,000,000 stock options with an exercise price of $0.66 (110% of the fair-market value on the date of grant) and vested 1/3 on the effective date, 1/3 on the first anniversary of the effective date of the agreement and the balance on the second anniversary with said options expiring five years from the date of award, and 500,000 incentive stock options with an exercise price of $0.66 which vest only upon the Company achieving two consecutive quarters of at least $50,000 pre-tax profit during the term of the agreement. Mr. Donohue also was granted options for 150,000 shares from the Company's 2002 Stock Option Plan with an exercise price of $0.27. The options expire ten years from the date of issuance and vest over three years. Of the preceding options, only 666,667 options exercisable at $0.66 are currently vested, the balance has lapsed. In addition, in May, 2004, the Company awarded 50,000 options to Mr. Donohoe to purchase 50,000 shares of common stock at $0.45 per share (fair market value on the date of grant) for consulting services subsequent to his resignation.

OPTION GRANTS DURING FISCAL 2004

In May, 2004, the Company awarded 50,000 options to its former Chairman, President and Chief Executive Officer to purchase 50,000 shares of common stock at $0.45 per share (fair market value on the date of grant) for consulting services subsequent to his resignation as a director and executive officer of the Company.

In August 2004 the board of directors approved the aggregate award of 1,750,000 stock options to two (2) executive officer/directors and two (2) outside directors. The options had immediate vesting with an exercise price of $0.50 per share (fair market value on date of grant)and expire five years from the date of grant.


                 OPTION/SAR GRANTS IN LAST FISCAL YEAR

-------------------------------------------------------------------------------------
              NAME       NUMBER OF    PERCENT OF TOTAL   EXERCISE OR    EXPIRATION
                         SECURITIES    OPTIONS/SAR'S     BASE PRICE       DATE
                         UNDERLYING      GRANTED TO        ($/SH)
                       OPTIONS/SAR'S    EMPLOYEES IN
                        GRANTED (#)     FISCAL YEAR

-------------------------------------------------------------------------------------
David J. Johnson          600,000          22.64%        $0.50        August 11, 2009
Robert R. Marino          150,000           5.66%        $0.50        August 11, 2009
Bengt Odner               850,000          32.07%        $0.50        August 11, 2009
Nitin Amersey             150,000           5.66%        $0.50        August 11, 2009
John Donohoe*              50,000           1.88%        $0.45        April  20, 2009
-------------------------------------------------------------------------------------

     * DENOTES OPTIONSGRANTED TO MR. DONOHOE AS A CONSULTANT FOLLOWING HIS RESIGNATION AS AN OFFICER AND DIRECTOR.


OPTION EXERCISES AND HOLDINGS

         The following table sets forth information concerning the exercise of options during the last fiscal year and unexercised options held as of the end of the fiscal year with respect to each of the named directors and executives:

                AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

                                                       NUMBER OF SHARES               VALUE OF UNEXERCISED
                       ACQUIRED       VALUE           UNDERLYING OPTIONS              IN-THE-MONEY OPTIONS
                      ON EXERCISE   REALIZED         AT DECEMBER 31, 2004           AT DECEMBER 31, 2004 (1)
NAME                       #            $       EXERCISABLE     UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE
David Johnson              -            -          900,000         100,000         $9,500            $19,000
Bengt Odner                -            -           866667          33,332         $3,166             $6,333
Nitin Amersey              -            -          166,667          33,332         $3,166             $6,333
Robert Marino              -            -          200,000         100,000         $9,500            $19,000
William Sifer*             -            -           50,000                         $9,500
Barry Gross*               -            -           50,000                         $9,500
0John Donohoe*             -            -          716,667                           $500



* DENOTES A FORMER DIRECTOR OR EXECUTIVE OFFICER WHO RESIGNED DURING FISCAL YEAR 2004

(1) Calculated by multiplying the number of shares underlying options by the difference between the closing price of the Common Stock as quoted on the Over-The-Counter Bulletin Board on December 31, 2004 and the exercise price of the options.


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


EMPLOYMENT AGREEMENTS

Effective September 10, 2003, the Company entered into Employment Agreements with Robert R. Marino, Vice President and Technical Director of Research and Development and David J. Johnson, Senior Vice President of Sales and Business Development of the Company for a period of two (2) years and twenty (20) days from the effective date. Both Messrs. Marino and Johnson were paid a base salary of $150,000 paid in accordance with the Company's payroll practices. Additionally, both Messrs. Marino and Johnson are entitled to a vehicle allowance of $6,000 annually. Mr. Johnson was appointed interim President and Chief Executive Officer in May 2004, and was subsequently appointed President, CEO, and acting Chief financial Officer in December 2004.



Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The following table sets forth, to the best knowledge of the Company, as of March 17, 2005, certain information with respect to (1) beneficial owners of more than five percent (5%) of the outstanding common stock of the Company,
(2) beneficial ownership of shares of the Company's common stock by each director and named executive, (3) beneficial ownership of shares of common stock of the Company by all directors and officers as a group.

         Unless otherwise noted, all shares are beneficially owned and the sole voting and investment power is held by the persons/entities indicated.

         Based upon the aggregate of all shares of common stock issued and outstanding as of March 17, 2005 in addition to shares issuable upon exercise of options or warrants currently exercisable or becoming exercisable within 60 days and which are held by the individuals named on the table.



                                   SHARES OF                       TOTAL         % OF
                                    COMMON         OPTIONS/      BENEFICIAL   COMMON STOCK
NAME OF BENEFICIAL OWNER            STOCK           OTHER       OWNERSHIP(1)  OUTSTANDING

Nitin M. Amersey, Chairman         375,000       166,667(2)       541,667       1.07%
 132 Penn Avenue
 Telford, PA 18969

David Johnson, Director               --         900,000(3)       900,000       1.76%
 132 Penn Avenue
 Telford, PA 18969

Robert R. Marino, Director       1,105,882       302,941(4)     1,408,823       2.79%
 132 Penn Avenue
 Telford, PA 18969

Bengt Odner, Director            1,426,470     4,579,902(5)     6,006,372(6)   10.96%
 132 Penn Avenue
 Telford, PA 18969

Black Family 1997 Trust (7)      1,500,000     5,000,000(15)    6,500,000      11.8%
 1301 Avenue of the Americas
 New York, NY 10019

Leon D. Black (8)                  150,000     7,900,000        8,050,000      14.02%
 1301 Avenue of the Americas
 New York, NY 10019

Leon D. Black Trust UAD (10)       517,648       333,823(9)       851,471       1.73%
 11/30/92 FBO Alexander Black
 1301 Avenue of the Americas
 New York, NY 10019

Leon D. Black Trust UAD (11)       517,648       333,823(9)       851,471       1.73%
 11/30/92 FBO Benjamin Black
 1301 Avenue of the Americas
 New York, NY 10019

Leon D. Black Trust UAD (12)       517,648       333,823(9)       851,471       1.73%
 11/30/92 FBO Joshua Black
 1301 Avenue of the Americas
 New York, NY 10019









                                   SHARES OF                       TOTAL         % OF
                                    COMMON         OPTIONS/      BENEFICIAL   COMMON STOCK
NAME OF BENEFICIAL OWNER            STOCK           OTHER       OWNERSHIP(1)  OUTSTANDING

Leon D. Black Trust UAD (13)       517,648       333,823(9)       851,471       1.73%
 11/30/92 FBO Victoria Black
 1301 Avenue of the Americas
 New York, NY 10019

Robert C. Fanch(14)              1,926,470     3,088,235        5,014,705       9.41%

All current directors and        2,907,352     5,949,510        8,856,862      15.77%
 executive officers as a group


(1) On the basis of 50,224,843 shares of common stock outstanding, plus, in the case of any person deemed to own shares of common stock as a result of owning options, warrants, or rights to purchase common stock exercisable within 60 days of March 31,2005.
(2) Includes options to purchase 16,667 shares of common stock at $0.27 per share expiring August 6, 2013 and options to purchase 150,000 shares of common stock at $0.50 per share expiring August 11, 2009.
(3) Includes 250,000 option shares exercisable at $0.50, which expire May 1, 2006. Also includes options to purchase 50,000 shares of common stock at $0.27 per share expiring August 6, 2013. Also includes options to purchase 600,000 shares of common stock at $0.50 per share expiring August 11, 2009
(4) Includes 102,941 shares of common stock underlying 205,882 warrant shares. Two warrants are exercisable for one share of common stock. Warrants can only be exercised in even lots for full shares for an exercise price of $0.30 per share. Warrants are exercisable for a period of three years and expire October 10, 2005. Also includes options to purchase 50,000 shares of common stock at $0.27 per share expiring August 6, 2013. Also includes options to purchase 150,000 shares of common stock at $0.50 per share expiring August 11, 2009
(5) Includes 588,235 shares of common stock underlying 1,176,470 warrant shares. Two warrants are exercisable for one share of common stock. Warrants can only be exercised in even lots for full shares for an exercise price of $0.30 per share. Warrants are exercisable for a period of three years and expire October 10, 2005. Also includes options to purchase 16,667 shares of common stock at $0.27 per share expiring August 6, 2013. Also includes options to purchase 850,000 shares of common stock at $0.50 per share expiring August 11, 2009. Includes 625.000 shares of common stock issuable upon the exercise of warrants, and 2,500,000 shares of common stock issuable upon conversion of convertible debentures.
(6) The shares listed as beneficially owned by Mr. Odner exclude 625,000 shares held by Crystal Fund Ltd., a Bermuda mutual fund, of which Mr. Odner was a director. Mr. Odner disclaims any beneficial ownership and has represented that he does not take any role in the Crystal Funds investment in the Company.
(7) Excludes shares and warrants owned by Leon D. Black, Leon D. Black Trust UAD 11/30/92 FBO Alexander Black, Leon D. Black Trust UAD 11/30/92 FBO Benjamin Black, Leon D. Black Trust UAD 11/30/92 FBO Joshua Black and Leon
      D. Black Trust UAD 11/30/92 FBO Victoria Black for which the beneficial owner disclaims beneficial ownership.
(8) Excludes shares and warrants owned by Black Family 1997 Trust, Leon D. Black Trust UAD 11/30/92 FBO Alexander Black, Leon D. Black Trust UAD 11/30/92 FBO Benjamin Black, Leon D. Black Trust UAD 11/30/92 FBO Joshua Black and Leon D. Black Trust UAD 11/30/92 FBO Victoria Black for which the beneficial owner disclaims beneficial ownership.
(9)   Warrants to purchase 333,823 shares of common stock.
(10) Excludes shares and warrants owned by Black Family 1997 Trust, Leon D. Black, Leon D. Black Trust UAD 11/30/92 FBO Benjamin Black, Leon D. Black Trust UAD 11/30/92 FBO Joshua Black and Leon D. Black Trust UAD 11/30/92 FBO Victoria Black for which the beneficial owner disclaims beneficial ownership.
(11) Excludes shares and warrants owned by Black Family 1997 Trust, Leon D. Black, Leon D. Black Trust UAD 11/30/92 FBO Alexander Black, Leon D. Black Trust UAD 11/30/92 FBO Joshua Black and Leon D. Black Trust UAD 11/30/92 FBO Victoria Black for which the beneficial owner disclaims beneficial ownership.
(12) Excludes shares and warrants owned by Black Family 1997 Trust, Leon D. Black, Leon D. Black Trust UAD 11/30/92 FBO Alexander Black, Leon D. Black Trust UAD 11/30/92 FBO Benjamin Black, Leon D. Black Trust UAD 11/30/92 FBO Victoria Black for which the beneficial owner disclaims beneficial ownership.
(13) Excludes shares and warrants owned by Black Family 1997 Trust, Leon D. Black, Leon D. Black Trust UAD 11/30/92 FBO Alexander Black, Leon D. Black Trust UAD 11/30/92 FBO Benjamin Black and Leon D. Black Trust UAD 11/30/92 FBO Joshua Black for which the beneficial owner disclaims beneficial ownership.
(14)  Includes (i) 750,000 shares of Common Stock beneficially owned by Robert
      C. Fanch., (ii) 1,176,470 shares of Common Stock directly beneficially owned by Robert C. Fanch Revocable Trust ("Trust"), a trust of which Robert C. Fanch is the trustee and beneficiary, (iii) 1,088,235 shares of Common Stock issuable upon the exercise of warrants directly beneficially owned by Trust and(iv) 2,000,000 shares of Common Stock issuable upon conversion of convertible debentures directly beneficially owned by Trust
(15) Includes 1,000,000 shares of Common Stock issuable upon the exercise of warrants, and 4,000,000 shares of Common Stock issuable upon conversion of convertible debentures.

Item 12. Certain Relationships and Related Transactions

         Mr. John A. Donohoe, Jr., the Company's former Chairman, Chief Executive Officer, President and acting Chief Financial Officer, is the owner of JADCO Enterprises, Inc., a personal holding company. JADCO, in turn, owns Sterling Limousine and Sterling Specialties, which have provided services to the Company during fiscal 2003 and 2004 During the fiscal year ended December 31, 2003 and 2004, the Company paid $29,288 and $8,741 respectively to JADCO for office and secretarial services and $4,124 and $400 respectively to Sterling Limousine for transportation services provided on behalf of the Company.

         Mr. Bengt G. Odner was a director of Crystal Fund Ltd. a Bermuda Mutual Fund until his resignation in January 2003 that holds 625,000 shares of the Company's common stock. Additionally, Mr. Odner, as an outside Director, receives reimbursement for expenses incurred on behalf of the Company. Mr. Odner has disclaimed any beneficial ownership to the shares held by Crystal Fund Ltd.

In August 2004 the Company issued a $1.25 Million unsecured subordinated promissory note to AB Odnia, an entity that is affiliated with Bengt Odner, a director of the Company. AB Odnia subsequently converted its unsecured subordinated promissory note to a $1.25 million convertible debenture, in September 2004 as a part of the $6.1 million in convertible debentures issued by the Company.


         As a part of the Company's Unit Private Placement in November, 2002, Mr. Robert R. Marino, a director, converted $35,000 in monies owed him into units under the placement whereby each unit had a subscription price of $0.17 with each unit comprised of one share of common stock and one warrant to purchase a one half a share of common stock at $0.15. Warrants under the Unit Placement are exercisable in even lots at an aggregate exercise price for two Warrants of $0.30 for one share of common stock. Warrants are exercisable for a three-year period.

         In October 2002, Mr. Odner, a current director of the Company and Mr. Donohoe a former officer and director, converted certain loans and advances, specifically $204,000 and $200,000 respectively made by them to the Company into units under the Company's 2002 Unit Private Placement whereby each unit had a subscription price of $0.17 and each unit is comprised of one share of common stock and one warrant to purchase a one half share of common stock at $0.15. Warrants under the Unit Placement are exercisable in even lots at an aggregate exercise price for two Warrants of $0.30 for one share of common stock. Warrants are exercisable for a three-year period.

         Also in October 2002, Mr. Barry Gross and Mr. William Sifer, who subsequently were elected to the Board and assumed membership on the Board of the Company from January 2003 through July, 2004, purchased 220,588 and 236,000 units under the Company's Unit Private Placement, respectively at the unit subscription price of $0.17, and received 220,588 and 236,000 warrants respectively to purchase a one half share of common stock at $0.15. Warrants under the Unit Placement are exercisable in even lots at an aggregate exercise price for two Warrants of $0.30 for one share of common stock. Warrants are exercisable for a three-year period.

         Mr. Amersey is the owner of Langford Business Services LLC, a company that is party to a sales representative agreement dated March 15, 2002, with the Company's wholly owned subsidiary, ESW Canada, Inc. whereby Langford and its subagent, Hudson Engineering Industries Pvt. Ltd. (Bombay), also owned by Mr. Amersey and his family, serve as ESW Canada's exclusive representative in India for the sale and after sale support of certain products of the Company in India. To date, no sales transactions have taken place under the agreement between ESW Canada and Langford.


Item 13. Exhibits.

         An index to exhibits appears directly at the end of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned; thereunto duly authorized this 29th day of April 2005 in the Town of Telford and the Commonwealth of Pennsylvania.

                            ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                                              (Registrant)




                            BY:      /S/ DAVID J. JOHNSON
                                     --------------------
                                     David J. Johnson
                                     President, Chief Executive
                                     Officer and Acting Chief Financial Officer



Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below, by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURES                      TITLE                                  DATE


/S/ NITIN M. AMERSEY        Chairman                           April 29, 2005
-----------------------
Nitin M. Amersey

S/ DAVID J. JOHNSON         Director, Chief Executive          April 29, 2005
-----------------------     Officer, President and Acting
David J. Johnson              Chief Financial Officer


/S/ ROBERT R. MARINO        Vice President                     April 29, 2005
-----------------------     and Director
Robert R. Marino

/S/ BENGT G. ODNER           Director                           April 29, 2005
-----------------------
Bengt G. Odner

EXHIBIT NUMBER DESCRIPTION



3.1       Articles of Incorporation of the Company, as amended. (1)

3.2       Articles of Incorporation of the Company, as amended   (11)

3.3       Bylaws of the Company. (1)

4.1       Warrant Certificate. (1)

4.2       Warrant Certificate for 2002 Unit Private Placement  (12)

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

10.17 Form of Three (3) Year Warrant to purchase the Company's Common Stock at $1.00 a share. (7)

10.18     Form of Registration Rights Agreement.(7)

10.19 Lease agreement and amended lease agreement between the Company's wholly owned subsidiary ESW America Inc. and Nappen & Associates.(10)*

14.1 Code of ethics adopted March 28, 2005 by the Company's Board Of directors. (10)

16.1      Letter from James E. Scheifley & Associates, P. C. (1)

16.2      Letter from Daren, Martenfeld, Carr, Testa and Company LLP (3)

16.3 Letter of resignation from Goldstein and Morris Certified Public Account P.C. dated October 20, 2004 (8)

16.4 Letter from Goldstein and Morris Certified Public Account P.C. Dated November 23, 2004 (9)

21.1      List of Subsidiaries. (1)

31.1 Certification of Chief Executive Officer , President and Acting Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.

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

(10) Incorporated by reference to the registrant's form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005

(11) Incorporated herein by reference from the registrants from 10KSB filed with the Securities and Exchange Commission on April 1st, 2002.

(12) Incorporated herein by reference from the registrants from S-2 filed with the Securities and Exchange Commission on January 22, 2004.



     * Confidential treatment requested for a portion of this exhibit.