Form 10QSB
period 2005-03-31
ENVIRONMENTAL SOLUTIONS WORLDWIDE INC
filed 2005-05-16
CIK 1082278

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

                        [x] Quarterly report pursuant to
                                 Section 13 or
                     15(d) of the Securities Exchange Act of
                                  1934 for the
                    quarterly period ended - March 31, 2005.

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



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

The issuer had 52,577,784 shares of common stock, par value $0.001 outstanding as of May 5, 2005.

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
                                   FORM 10-QSB

                                      INDEX

PART I     FINANCIAL INFORMATION                                        PAGE NO.

  ITEM 1  Financial Statements (unaudited)
            Consolidated Condensed Balance Sheet as of March 31, 2005         F2

            Consolidated Condensed Statements of Operations for the Three     F3
                Months Ended March 31, 2005 and 2004

            Consolidated Condensed Statement of Changes in Stockholders'      F4
               Equity for the Three Months Ended March 31, 2005

            Consolidated Condensed Statements of Cash Flows for the           F5
               Three Months Ended March 31, 2005 and 2004

            Notes to Consolidated Condensed Financial Statements        F6- F11

  ITEM 2  Management's Discussion and Analysis of Operations                  2

  ITEM 3  Controls and Procedures                                             5

PART II    OTHER INFORMATION

  ITEM 5  Other Information                                                   6

  ITEM 6  Exhibits and Reports on Form 8-K                                    6



                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                              AS AT MARCH 31, 2005
                                   (UNAUDITED)


                                     ASSETS
                                     ------

Current Assets
      Cash and cash equivalents (Note 4)                          $ 3,240,601
      Accounts receivable  (Note 2)                                   282,338
      Inventory (Note 5)                                              797,254
      Prepaid expenses                                                520,615
                                                                  -----------

           Total current assets                                     4,840,808


Property, Plant and equipment (Note 6)                              1,096,266

Patents and trademarks, net of accumulated
      amortization of $53,789                                       1,238,016
                                                                  -----------

                                                                  $ 7,175,090
                                                                  ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Current Liabilities
      Accounts payable and accrued liabilities                      $ 606,855

      Redeemable Class A special shares (Note 7)                      453,900
                                                                  -----------

           Total current liabilities                                1,060,755
                                                                  -----------

Convertible Debentures ( Note 8)                                    5,668,197

Stockholders' Equity
      Common stock, $0.001 par value, 100,000,000
           shares authorized; 50,224,843 shares
           issued and outstanding                                      50,224
      Additional paid-in capital                                   12,661,114
      Accumulated deficit                                         (12,265,200)
                                                                  -----------

           Total stockholders' equity                                 446,138

                                                                  $ 7,175,090
                                                                  ===========



        See accompanying notes to the consolidated financial statements

                                       F2


                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



FOR THE THREE MONTH PERIODS ENDING MARCH 31,                  2005            2004
                                                         --------------  -------------
Revenue
      Net sales                                              $ 466,731      $ 495,429

Cost of sales                                                  250,893        289,476
                                                         --------------  -------------

Gross profit                                                   215,838        205,953
                                                         --------------  -------------

Operating expenses
      Marketing, office & general costs                        578,510        264,771
      Officers' compensation and directors fees                 74,423        131,250
      Consulting and professional fees                         117,140         78,048
      Interest on long term debt                                61,000              -
      Foreign exchange gain                                    (8,908)         (8,199)
      Depreciation and amortization                             97,591         83,983
                                                         --------------  -------------

                                                               919,756        549,853
                                                         --------------  -------------

Net loss                                                    $ (703,918)    $ (343,900)
                                                         ==============  =============



Loss per share                                                $ (0.014)      $ (0.007)
                                                         ==============  =============


Weighted average number of shares outstanding                50,224,843     49,367,871
                                                         ==============  =============




See accompanying notes to the consolidated financial statements

                                       F3



                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
      CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                FOR THE THREE MONTH PERIOD ENDING MARCH 31, 2005



                              Common Stock             Additional      Accumulated
                         Shares          Amount     Paid-In Capital      Deficit           Total



January 1, 2005        50,224,843        50,224       12,661,114      (11,561,282)       1,150,056

Net loss                                                                 (703,918)        (703,918)
                      ------------  ------------   --------------    -------------   --------------


March 31, 2005         50,224,843        50,224       12,661,114      (12,265,200)         446,138



See accompanying notes to the consolidated financial statements













                                       F4


                    ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                  FOR THE THREE MONTH PERIODS ENDING MARCH 31,

                                                                       2005                2004
                                                               ---------------     ----------------
Net loss                                                          $  (703,918)          $ (343,900)

Adjustments to reconcile net loss to net cash
     used in operating activities:
         Depreciation                                                  43,802               30,358
         Amortization                                                  53,789               53,625
         Amortization of debenture warrant fair value                  44,000                    -
Increase (decrease) in cash flows form operating activities
      resulting from changes in:
         Accounts receivable                                           49,266               69,345
         Inventory                                                   (420,576)              54,132
         Prepaid expenses                                            (238,260)              (2,685)
         Other assets                                                       -                  402
         Accounts payable & accrued liabilities                       232,980               42,867

                                                               ---------------     ----------------

Net cash used in operating activities                                (938,917)             (95,856)
                                                               ---------------     ----------------

Investing activities:
         Acquisition of property plant and equipment                 (451,307)                   -
         Increase in patents and trademarks                            (2,188)                   -
                                                               ---------------     ----------------

Net cash used in investing activities                                (453,495)                   -
                                                               ---------------     ----------------

Financing activities:
         Issuance of common stock                                           -              210,107
                                                               ---------------     ----------------

Net cash provided by financing activities                                   -              210,107
                                                               ---------------     ----------------
Net increase (decrease) in cash                                   (1,392,412)              114,251

Cash & cash equivalents, beginning of period                        4,633,013               86,886
                                                               ---------------     ----------------

Cash & cash equivalents, end of period                            $ 3,240,601            $ 201,137
                                                               ===============     ================
Supplemental disclosures:

Interest received                                                    $ 15,882                $ 55
                                                               ===============     ================



See accompanying notes to the consolidated financial statements

                                       F5

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

The accompanying Consolidated Condensed financial statements have been prepared without audit in conformity with U.S. generally accepted accounting principles. These statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10KSB, as filed with the Securities and Exchange Commission for the year ended December 31, 2004.

Revenues and operating results for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

The Consolidated Condensed financial statements include the accounts of the Company and its wholly owned subsidiaries, ESW America, Inc., ESW Technologies, Inc., ESW Canada, Inc. and BBL Technologies, Inc. All significant inter-company transactions are eliminated.

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

CONCENTRATIONS OF CREDIT RISK

Accounts Receivable and Concentrations of Credit Risk: The Company performs on-going credit evaluations of its customer's financial condition and generally does not require collateral from those customers. Three of those customers accounted for 24%, 23% and 16%, respectively of the Company's revenue in the period March 31, 2005 and 25%, 35% and 9%, respectively of its accounts receivable as of March 31, 2005.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is estimated and recorded based on management's assessment of the credit history with the customer and current relationships with them. On this basis management has determined that a reserve of $15,504 was appropriate as of March 31, 2005 and that no allowance for doubtful accounts was required as of March 31, 2005.

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

Patents and trademarks are being amortized on a straight-line basis over their estimated life of ten years. Amortization expense for the periods ended March 31, 2005 and 2004 were $53,789 and $53,625 respectively.

REVENUE RECOGNITION

The Company derives revenue primarily from the sale of its catalytic products. In accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements", revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the amount is fixed and determinable, risk of ownership has passed to the customer and collection of the resulting receivable is reasonably assured.

The Company also derives revenue (less than 2% this quarter of total revenue) from providing air testing and environmental certification services. Revenues from these services are recognized upon performance.

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

NOTE 5 - INVENTORY

Inventories as of March 31, 2005 are summarized as follows:


Raw materials          $  389,205
Work-In-Process           165,001
Finished goods            243,048
                     ------------
                       $  797,254
                     ============



NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property and equipment at March 31, 2005 consists of the following:



                                              2005
                                      ------------
Machinery and equipment                $ 1,072,003
Office equipment                            71,966
Furniture & fixtures                       161,295
Vehicles                                    12,015
Leasehold improvements                     290,322
                                      ------------

                                         1,607,601
Less: accumulated depreciation             511,335
                                      ------------

                                       $ 1,096,266
                                       ===========



NOTE 7- REDEEMABLE CLASS A SPECIAL SHARES


700,000 Class A special shares $ 453,900 Authorized, issued, and outstanding

The Class A special shares are issued by the Company's wholly-owned subsidiary BBL Technologies, Inc. ("BBL") without par value, and are redeemable on demand by the Holder of the shares which is a private Ontario Corporation at $700,000 CDN ($578,512 USD). As the Class A special shares were issued by the Company's wholly-owned subsidiary, BBL the maximum value upon which the Company is liable is the net book value of BBL. As at March 31, 2005 BBL has an accumulated deficit of $ 1,161,750 and therefore would be unable to redeem the Class A special shares at their ascribed value.

NOTE 8- CONVERTIBLE DEBENTURES

In September 2004, the Company issued $6.1 million of convertible debentures in which the basis of conversion into the Company's common stock is $0.50 per share. In conjunction with the debentures, the Company issued warrants to purchase an additional 3.05 million shares of common stock at $1.00 per share. The debentures are for a term of three (3) years and earn interest at the rate of 4%. The Company has computed the fair-value of the warrants utilizing the Black-Scholes method and apportioned the fair value of the debt and warrants accordingly. As a result, the debentures were discounted by $528,000, which is being amortized over the three (3) year life of the debentures. The effective yield on the debentures is 4.38%. The warrant agreements provide that should the company at any time after the date the warrants are first issued sell additional shares of common stock or equivalents below the then current exercise price, then the Company is required to reduce the current exercise price of the warrant to the price of the new issuance. (See note #14)


NOTE 9 - INCOME TAXES

As of March 31, 2005, there are loss carryforwards for Federal income tax purposes of approximately $8,700,704 available to offset future taxable income in the United States. The carryforwards expire in various years through 2023. The Company does not expect to incur a Federal income tax liability in the foreseeable future. Accordingly, a valuation allowance for the full amount of the related deferred tax asset of approximately $3,124,173 has been established until realizations of the tax benefit from the loss carryforwards are assured.

Additionally, as of March 31, 2005, the Company's two wholly owned Canadian subsidiaries had net operating losses of approximately $1,630,215 that may be used, in future periods, to offset taxable income. The deferred tax asset of approximately $589,237 has been fully offset by a valuation allowance until realization of the tax benefit from the loss carryforwards are assured.

NOTE 10 - STOCK OPTIONS AND WARRANT GRANTS

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

In August 2003, the board of directors ratified the Compensation Committees granting of 650,000 options in the aggregate at an exercise price of $0.27 (fair-market-value on date of grant) per share to Directors and key employees as consideration for their service. The options expire ten years from the date of grant and vest over a three-year period. 150,000 of these options were granted to the former President and Chief Executive Officer who resigned on May 1, 2004. As a result, these 150,000 options have lapsed and were cancelled.

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

In August 2004 the board of directors approved the aggregate award of 2,300,000 stock options to seven (7) employees, two (2) executive officer/directors two
(2) outside directors, and two (2) consultants. The options have immediate vesting with an exercise price of $0.50 per share (fair-market value at the date of grant) with exercise periods ranging from three to five years from the date of award.

In December 2004, the Company issued 300,000 stock options to two employees at an exercise price of $0.50 per share (fair-market value at the date of grant). These options expire five years from the date of grant.

In January 2005, the Company issued 35,000 stock options to one employee at an exercise price of $0.50 per share (fair-market value at the date of grant). These options expire three years from the date of grant.

Had compensation cost for the Company's stock options that were issued, been determined on the fair value at grant date consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been as follows:

                              PRO FORMA INFORMATION
                             YEAR ENDED DECEMBER 31,



                                            2005              2004
                                       -------------------------------
Net loss - as reported                 $ (703,918)        $  (343,900)
Deduct: Total stock-based
        compensation expense
        determined under fair
        value based method, net            (9,800)            (18,312)
                                       -------------------------------
Net loss - pro forma                   $ (713,718)        $  (362,212)
                                       ===============================
loss per share -
           as reported                 $   (0.014)        $    (0.007)
                                       ===============================
           pro forma                   $   (0.014)        $    (0.007)
                                       ===============================



SFAS No. 123 requires that the fair value of options and warrants issued to non-employees for goods and services be recorded in the financial statements as an expense.

A summary of option and warrant transactions, including those granted pursuant to the terms of certain employment and other agreements, is as follows:



                                           STOCK                WEIGHTED
                                          PURCHASE               AVERAGE
                                          OPTIONS             EXERCISE PRICE
                                      ----------------      ----------------

Outstanding, January 1, 2004              3,932,500              $0.63
Granted                                   2,650,000              $0.50
Expired                                  (2,055,833)            ($0.72)
                                          ----------            --------
Outstanding, December 31, 2004            4,526,667              $0.51
Granted                                      35,000              $0.50
Expired                                     (50,000)             $1.50
                                          ----------            --------
Outstanding, March 31, 2005               4,511,667              $0.50


All of the options and warrants granted are exercisable on date of grant, except 500,000 options granted in August of 2003 that vest over a 3 year period. Of these 500,000 options, 233,334 are currently vested, 133,332 will vest in August 2005 and 133,334 will vest in August 2006.

At March 31, 2005, the outstanding options have a weighted average remaining life of 47.9 months.

The weighted average fair value of options granted during the first quarter of 2005 was $0.50 and was estimated using the Black-Scholes option-pricing model, and the following assumptions:

                                             2005
                                           -------
Expected volatility                        108.00%
Risk-free interest Rate                      3.00%
Expected life                              3.0 yrs
Dividend yield                               0.00%
Forfeiture rate                              0.00%



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

At March 31, 2005, the Company had outstanding options and warrants as follows:



NUMBER OF SHARES        EXERCISE PRICE      EXPIRATION DATE
----------------        --------------      ---------------
          25,000            0.17            February 12, 2006
         500,000            0.27            August 6, 2013
          50,000            0.45            April 20, 2009
         250,000            0.50            April 18, 2006
         250,000            0.50            May 4, 2006
         550,000            0.50            August 11, 2007
       1,750,000            0.50            August 11, 2009
         300,000            0.50            December 1, 2009
          50,000            0.52            November 23, 2005
          85,000            0.60            December 10, 2006
         666,667            0.66            September 10,2008
          35,000            0.50            January 6, 2008
 ---------------
       4,511,667



In addition, the Company has warrants outstanding as follows:

These warrants, issued in connection with various private placements of equity securities, are treated as a cost of capital and no income statement recognition is required.



NUMBER OF WARRANTS           EXERCISE PRICE             EXPIRATION DATE
------------------           --------------             -----------------
       750,000                  0.17    (A)             October 10, 2005
     2,107,355                  0.30    (B)             October 10, 2005
     1,047,058                  0.30    (B)             November 14, 2005
       344,118                  0.30    (B)             March 31, 2006
     3,050,000                  0.85    (C)& (D)        September 13, 2007
     ---------
     7,298,531




(A) Originally exercisable at $1.20 per share and repriced in September 2001 and subsequently in 2002

(A, B &C) Contain certain antidilutive protections.

(D) Originally exercisable at $1.00 per share and adjusted in April 2005

During 2002, the Company, with shareholder approval terminated its 2000 Nonqualified Stock Option Plan, which was comprised of 10,000,000 shares of common stock (of which 6,035,000 shares had not been granted), and was replaced by the 2002 Stock Option Plan with 1,000,000 shares of common stock.

NOTE 11 - RELATED PARTY TRANSACTIONS

During the period ended March 31, 2005 and 2004, the Company paid shareholders and their affiliates nil and $6,746, respectively for various services rendered in addition to salaries and reimbursement of business expenses. No one transaction or combination attributed to one individual or entity exceeded $60,000 on an annual basis.

NOTE 12 - COMMITMENTS AND CONTINGENCIES


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

The following breakdown is the total, of the minimum annual lease payments, for both leases.



                        2005     $340,965
                        2006     $431,899
                        2007     $431,899
                        2008     $438,869
                        2009     $442,354
                        2010     $102,204



NOTE 13 - COMPARATIVE FIGURES

Certain 2004 figures have been reclassified to conform to the financial statements adopted in 2005.


NOTE 14   SUBSEQUENT EVENTS


ISSUANCE OF COMMON STOCK

Effective April 21, 2005, the Company closed an initial traunche of a private placement offering. Pursuant to a subscription agreement with one accredited investor, the Company received $2 million and issued 2,352,941 shares of common stock; three year warrants to purchase 1,300,000 shares of common stock at $0.90 per share; three year warrants to purchase 200,000 shares of common stock at $2.00 per share; and three year warrants to purchase 200,000 shares of common stock at $3.00 per share pursuant to Regulation D of the Securities Act of 1933, as amended. Effective April 21, 2005, in conjunction with the offering, the Company adjusted the exercise price of 3,050,000 three year warrants previously issued to nine (9) accredited investors including AB Odnia as entity affiliated with Bengt Odner a director of the Company from $1.00 per share to $0.85 per share in accordance with the terms of the warrants previously issued by the Company September 15, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

The following discussion should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere in this Report.

This Form 10-QSB contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the Company. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any modifications or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that actual financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. This report should be read in conjunction with the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 filed with the Securities and Exchange Commission on March 31, 2005.

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

COMPARISON OF THREE MONTH PERIOD ENDED MARCH 31, 2005 TO THREE MONTH PERIOD ENDED MARCH 31, 2004

RESULTS OF OPERATIONS

The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Form 10-KSB for the year ended December 31, 2004.

Revenues for the three month period ended March 31, 2005 decreased by $ 28,698, or 5.8 percent, to $ 466,731 from $ 495,429 for the three month period ended March 31, 2004. Factors that unfavorably impacted revenue during the three months ended March 31, 2005 included lower Revenue from our ATS testing services of $44,100 as the Company focused much of its attention and effort at completing further testing and further research and development of it's products for approval in new markets.

Cost of sales for the three month period ended March 31, 2005 decreased by $38,583, or 13.3 percent, to $ 250,893 from $ 289,476 for the three month period ended March 31, 2004. Cost of sales as a percentage of revenues for the three month period ended March 31, 2005 was 53.8 percent, which is down compared to
58.4 percent for the three month period ended March 31, 2004. The decrease is due as a result of a sale that was produced with a lower labor and material cost, offset by a slight increase in prices for both steel and precious metals that are the two main components used in the Companies products. The gross margin for the three month period ended March 31, 2005 was 46.2 percent as compared to a gross margin of 41.6 percent for the three month period ended March 31, 2004.

Marketing, office and general expenses for the three month period ended March 31, 2005 increased by $ 313,739, or 118.5 percent, to $578,510 from $264,771 for the three month period ended March 31, 2004. As a percentage of revenue, marketing, office and general expenses increased to 123.9 percent for the three month period ended March 31, 2005, compared to 53.4 percent for the three month period ended March 31, 2004. The increase as a percentage of sales is primarily the result of an increase in payroll costs of $ 89,709 as the Company added employees in conjunction with its Research and Development certification programs, sales efforts, as well as the result of higher wages paid. An increase of $ 54,685 from investor relations and warrant amortization interest, as it related to the issuance of the convertible debentures in September 2004. An increase of $ 26,872 related to travel and general costs as the company continues it's planned expansion of two new facilities and an increase of $142,810 due to higher rent and utility costs for the new facility in Montgomeryville PA., non-employee related engineering development costs supporting new research and development programs and the increase general and administrative expenses to further support organic growth.

Officer's compensation and director's fees for the three month period ended March 31, 2005 decreased by $56,827, or 43.3 percent, to $74,423 from $131,250 for the three month period ended March 31, 2004. As a percentage of revenue, officer's compensation and director's fees decreased to 15.9 percent the three month period ended March 31, 2005, compared to 26.5 percent for the three month period ended March 31, 2004.The decrease was due to a change in management.

Consulting and professional fees for the three month period ended March 31, 2005 increased by $39,092, or 50.1 percent, to $117,140 from $78,048 for the three month period ended March 31, 2004. As a percentage of revenue, consulting and professional fees increased to 25.1 percent for the three month period ended March 31, 2005, compared to 15.8 percent for the three month period ended March 31, 2004. The increase is due in part to consulting fees related to the development and implementation of the Companies two new facilities currently underway.

Interest expense on long-term debt was $61,000 for the three month period ended March 31, 2005 as opposed to nil for the three month period ended March 31, 2004.In September 2004, the Company issued $6.1 million of convertible debentures in which the basis of conversion into the Company's common stock is $0.50 per share, which includes warrants to purchase an additional 3.05 million shares of common stock at $1.00 per share which subsequently have been adjusted to $0.85 effective April 21,2005. The debentures are for a term of three (3) years and earn interest at the rate of 4%.


LIQUIDITY AND CAPITAL RESOURCES:

Our principal sources of operating capital have been the proceeds of our various financing transactions. As of March 31, 2005, the Company had cash and cash equivalents of $3,240,601. The Company's cash and cash equivalents increased by $3,039,464 to $3,240,601 from $201,137 for the three month period ended March 31, 2004

Net Cash used in operating activities for the three month period ended March 31, 2005 amounted to $938,917 which was mainly attributable to the loss, net of depreciation, amortization, amortization of the fair value of the debenture warrant of $562,327. As well as an increase in operating assets and liabilities of $376,590 which was primarily due to an increase of prepaid expenditures for capital equipment and an increase of finished goods inventory for product that was shipped in early April, offset by an increase in accounts payable and accrued liabilities, primarily due to an $80,000 customer deposit and accrued debenture interest of $61,000.

Net Cash used in investing activities was $453,495 for the three month period ended March 31, 2005 as compared to nil for the three month period ended March 31, 2004. The capital expenditures in the 1st quarter of 2005 were primarily dedicated to the purchase of equipment and leaseholds for the Company's research and development facilities located in Montgomery Township, Pennsylvania.

Net cash provided in financing activities totaled nil for the three month period ended March 31, 2005 as compared to $ 210,107 for the three month period ended March 31, 2004.

Effective April 21, 2005, the Company closed an initial traunche of a private placement offering. Pursuant to a subscription agreement with one accredited investor, the Company received $2 million and issued 2,352,941 shares of common stock; three year warrants to purchase 1,300,000 shares of common stock at $0.90 per share; three year warrants to purchase 200,000 shares of common stock at $2.00 per share; and three year warrants to purchase 200,000 shares of common stock at $3.00 per share pursuant to Regulation D of the Securities Act of 1933, as amended. Effective April 21, 2005, in conjunction with the offering, the Company adjusted the exercise price of 3,050,000 three year warrants previously issued to nine (9) accredited investors including AB Odnia as entity affiliated with Bengt Odner a director of the Company from $1.00 per share to $0.85 per share in accordance with the terms of the warrants previously issued by the Company September 15, 2004. The Company intends to use the proceeds from this placement for due diligence and investigating compliance issues for potential listing of the company's securities on new exchanges and for general corporate purposes.

ESW's principal source of liquidity is cash provided by financing activities. ESW's principal use of liquidity will be to finance capital expenditures and to provide working capital availability. ESW expects that capital expenditures in 2005 will be approximately $2.1 million. These capital expenditures will be used primarily for equipment and facility improvements.

These capital expenditures and our intent to capitalize on an anticipated increase in demand for our products are the steps that we are taking to try to become profitable and generate positive cash flow. However, there can be no assurances that these steps will be completed or that we will become profitable. Based on ESW's current operating plan, management believes cash at March 31, 2005 is sufficient to meet operating needs for at least the next twelve months.

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


DEBT STRUCTURE

In September 2004, the Company issued $6.1 million of convertible debentures in which the basis of conversion into the Company's common stock is $0.50 per share, which includes warrants to purchase an additional 3.05 million shares of common stock at $1.00 per share which was subsequently adjusted to $0.85 on April 21, 2005, in accordance with the terms of the warrants previously issued by the Company September 15, 2004. The debentures are for a term of three (3) years and earn interest at the rate of 4% per annum. The Company has computed the fair-value of the warrants utilizing the Black-Scholes method and apportioned the fair value of the debt and warrants accordingly. As a result, the debentures were discounted by $528,000, which is being amortized over the three (3) year life of the debentures. The effective yield on the debenture is 4.38%.

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

No new accounting pronouncements have been issued during the Three-month period ended March 31, 2005 that would have a material impact on the Company's financial statements. The Company has reviewed the status of its accounting pronouncements and believes there are no significant changes from that disclosed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, except as provided in this Form 10-QSB.

FOREIGN CURRENCY TRANSACTIONS

None of ESW's revenues during the three month period ended March 31, 2005 were derived from manufacturing operations in Canada. The results of operations and the financial position of ESW's operations in Canada is principally measured in Canadian currency and translated into U.S. dollars. The future effects of foreign currency fluctuations between U.S. dollars and Canadian dollars will be somewhat mitigated by the fact that expenses will be generally incurred in the same currency in which revenues will be generated. The future reported income of our Canadian subsidiary will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the Canadian currency.

A small portion of ESW's assets at March 31,2005 are based in its foreign operation and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, Accordingly, ESW's consolidated stockholders' investment will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the Canadian currency.

ESW's strategy for management of currency risk relies primarily upon conducting its operations in the countries' respective currency and ESW may, from time to time, engage in hedging intended to reduce ESW's exposure to currency fluctuations. At December 31, 2004, ESW had no outstanding forward exchange contracts.


ITEM 3. CONTROLS AND PROCEDURES


(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURE

Under the supervision of and with the participation of our management, including our Chief Executive Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this 10QSB report. Based on their evaluation, our Chief Executive Officer has concluded that these disclosure controls and procedures are effective in timely alerting to material information relating to the Company required to be included in the Company's periodic SEC filings. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

(b) CHANGES IN INTERNAL CONTROLS

                                 Not applicable.

                            PART II OTHER INFORMATION


ITEM 5. OTHER INFORMATION:

Effective April 21, 2005, the Company closed an initial traunche of a private placement offering. Pursuant to a subscription agreement with one accredited investor, the Company received $2 million and issued 2,352,941 shares of common stock; three year warrants to purchase 1,300,000 shares of common stock at $0.90 per share; three year warrants to purchase 200,000 shares of common stock at $2.00 per share; and three year warrants to purchase 200,000 shares of common stock at $3.00 per share pursuant to Regulation D of the Securities Act of 1933, as amended. In connection with the offering, the Company entered into a registration rights agreement with the investor and agreed to use its best efforts to file a registration statement for the resale of the common stock and the shares of common stock issuable upon exercise of the warrants within one hundred and twenty (120) days of the date of the agreement. The parties intended the above private placement to be exempt from registration and prospectus delivery requirements under the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act and Regulation D promulgated thereunder. The investor represented that it was an accredited investor and that the investor's intention was to acquire the securities for investment only and not with a view to distribution thereof. An appropriate legend was affixed to each warrant and share of common stock issued in the above private placement and will be placed on any common stock certificates issued upon exercise of the above warrants. The investor represented that it was knowledgeable, sophisticated and experienced in making investment decisions of this kind and received adequate information about the Company or had adequate access, through the investor's business relationship with the Company to information about the Company.

Effective April 21, 2005, in conjunction with the offering, the Company adjusted the exercise price of 3,050,000 three year warrants previously issued to nine
(9) accredited investors including AB Odnia as entity affiliated with Bengt Odner a director of the Company from $1.00 per share to $0.85 per share in accordance with the terms of the warrants previously issued by the Company September 15, 2004.

On April 12, 2005 the Ontario Superior Court of Justice in an action captioned GERARDI V. ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC. ET. AL entered an Order dismissing by default, without cost, a Statement of Claim that had sought damages of $100,000,000 and punitive damages of $20,000,0000 against the Company and Bengt G. Odner, a director of the Company.

On May 11, 2005, pursuant to the terms of Minutes of Settlement, the Company, without any settlement payment being required to be made, received general releases from all parties in both the ROYAL EXTRUDERS V. ENVIRONMENTAL SOLUTIONS WORLDWIDE ET. AL. and BRUNO BENJAMIN LIBER V. ENVIRONMENTAL WORLDWIDE ET AL. actions that had been before the Ontario Superior Court.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS:

31.1 Certification of Chief Executive Officer , President and Acting Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as amended pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.


(B) REPORTS ON FORM 8-K:

A current Report on Form 8-K was filed on April 27, 2005 reporting that the Company closed an initial traunche of a private placement offering pursuant to a subscription agreement with one accredited investor. The Company received $2 million and issued 2,352,941 shares of common stock; three year warrants to purchase 1,300,000 shares of common stock at $0.90 per share; three year warrants to purchase 200,000 shares of common stock at $2.00 per share; and three year warrants to purchase 200,000 shares of common stock at $3.00 per share pursuant to Regulation D of the Securities Act of 1933, as amended.


A current Report on Form 8-K was filed on April 29, 2005 reporting that the Company's wholly owned subsidiary ESW America, Inc. terminated Arthur V. Conover as controller.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



DATED:    May 13, 2005
          TELFORD, PA

               ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.


                    BY:  /S/ DAVID J. JOHNSON
                         --------------------
                         DAVID J. JOHNSON
                         CHIEF EXECUTIVE OFFICER, PRESIDENT AND ACTING CHIEF FINANCIAL OFFICER