Form 10QSB
period 2005-06-30
ENVIRONMENTAL SOLUTIONS WORLDWIDE INC
filed 2005-08-15
CIK 1082278

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

                        [x] Quarterly report pursuant to
                                  Section 13 or
                     15(d) of the Securities Exchange Act of
                                  1934 for the
                     quarterly period ended - June 30, 2005.

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


                               335 Connie Crescent
                                Concord, Ontario
                                 L4K 5R2 CANADA
                                    (Address
             of principal executive offices, including postal code.)

                                 (905) 695-4142
              (Registrant's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

The issuer had 54,754,254 shares of common stock, par value $0.001 outstanding as of August 8, 2005.

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
                                   FORM 10-QSB



                                      INDEX

PART I     FINANCIAL INFORMATION                                        PAGE NO.

  ITEM 1  Financial Statements (unaudited)
            Consolidated Condensed Balance Sheet as of June 30, 2005          F2

            Consolidated Condensed Statements of Operations for the Three     F3
               and Six Months Ended June 30, 2005 and 2004

            Consolidated Condensed Statement of Changes in Stockholders'      F4
               Equity for the Six Months Ended June 30, 2005

            Consolidated Condensed Statements of Cash Flows for the           F5
               Six Months Ended June 30, 2005 and 2004

            Notes to Consolidated Condensed Financial Statements        F6- F12

  ITEM 2  Management's Discussion and Analysis of Operations                  2

  ITEM 3  Controls and Procedures                                             10

PART II    OTHER INFORMATION

  ITEM 4  Submission of Matters to a Vote of Security Holders                 11

  ITEM 6  Exhibits and Reports on Form 8-K                                    12

ITEM 1. FINANCIAL STATEMENTS




                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                 June 30, 2005
                                   (UNAUDITED)



ASSETS

Current assets
      Cash and cash equivalents (Note 4)                           $  3,834,004
      Accounts receivable - net of allowance of $12,116 (Note 2)        411,749
      Inventory (Note 5)                                                853,801
      Prepaid expenses                                                  313,711
                                                                   ------------

           Total current assets                                       5,413,265

Property, plant and equipment, net of accumulated
      depreciation of $558,982 (Note 6)                               2,349,805

Patents and trademarks, net of accumulated
      amortization of $967,334                                        1,185,289
                                                                   ------------

                                                                   $  8,948,359
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Accounts payable, accrued liabilities and
           customer deposits                                       $  1,063,275

      Redeemable Class A special shares (Note 7)                        453,900
                                                                   ------------

           Total current liabilities                                  1,517,175
                                                                   ------------

      Convertible debentures  (Note 8)                                5,712,197
                                                                   ------------


Stockholders Equity
      Common stock, $0.001 par value, 125,000,000
           shares authorized; 52,577,784 shares
           issued and outstanding                                        52,577
      Additional paid-in capital                                     14,658,761
      Accumulated deficit                                           (12,992,351)
                                                                   ------------

           Total stockholders' equity                                 1,718,987
                                                                   ------------

                                                                   $  8,948,359
                                                                   ============


   The accompanying notes are an integral part of these financial statements

                                        F2



                                      ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                                  CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30,
                                                   (UNAUDITED)


                                                     SIX MONTHS ENDED JUNE 30,     THREE MONTHS ENDED JUNE 30,
                                                       2005           2004            2005             2004
                                                  ------------    ------------    ------------    ------------
Revenue
      Net sales                                   $  1,310,826    $    926,178    $    844,095    $    430,748

Cost of sales                                          744,151         524,846         493,258         246,489
                                                  ------------    ------------    ------------    ------------

Gross profit                                           566,675         401,332         350,837         184,259
                                                  ------------    ------------    ------------    ------------

Operating expenses
      Marketing, office & general costs              1,317,792         550,177         723,400         280,306
      Officers' compensation and directors fees        174,423         228,269         100,000          97,019
      Consulting and professional fees                 227,894         165,457         110,754          81,387
      Interest on long term debt                       122,000            --            61,000            --
      Foreign exchange loss (gain)                      (3,711)        (11,890)          5,196          (3,691)
      Depreciation and amortization                    199,035         167,662         101,445          83,681
                                                  ------------    ------------    ------------    ------------

                                                     2,037,433       1,099,675       1,101,795         538,702
                                                  ------------    ------------    ------------    ------------

Loss from operations                              $ (1,470,758)   $   (698,343)   $   (750,958)   $   (354,443)

Interest Income                                         39,689            --            23,807            --

Net Loss                                          $ (1,431,069)   $   (698,343)   $   (727,151)   $   (354,443)
                                                  ============    ============    ============    ============

Loss per share                                    $     (0.028)   $     (0.014)   $     (0.014)   $     (0.007)
                                                  ============    ============    ============    ============


Weighted average number of shares outstanding       51,147,820      49,738,685      52,060,654     50,097,096
                                                  ============    ============    ============    ============














    The accompanying notes are an integral part of these financial statements



                                       F3





                                         ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                             CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                      FOR THE SIX MONTH PERIOD ENDED JUNE 30,2005



                                                     COMMON STOCK               ADDITIONAL  ACCUMULATED
                                                SHARES           AMOUNT      PAID-IN CAPITAL   DEFICIT         TOTAL


January 1, 2005                                50,224,843    $     50,224    $ 12,661,114   $(11,561,282)   $  1,150,056

Net Loss                                             --              --              --       (1,431,069)     (1,431,069)

Proceeds from traunche of private placement     2,352,941           2,353       1,997,647           --         2,000,000
                                               -------------------------------------------------------------------------

June 30, 2005                                  52,577,784    $     52,577    $ 14,658,761   $(12,992,351)   $  1,718,987

                                               ========================================================================







         See accompanying notes to the consolidated financial statements


                                       F4



                               ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                           CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               FOR THE SIX MONTH PERIOD ENDED JUNE 30,
                                              (UNAUDITED)

                                                                  2005           2004
                                                              ------------   ------------

Net loss                                                      $(1,431,069)   $  (698,343)

Adjustments to reconcile net loss to net cash
      used in operating activities:
            Depreciation                                           91,445         60,400
            Amortization                                          107,590        107,262
            Provision for uncollectable accounts (recovery)        (3,389)         7,500
            Amortization of debenture warrant fair value           88,000           --
            Options issued for services provided                     --           22,000
Increase (decrease) in cash flows from operating
      activities resulting from changes in:
            Accounts receivable                                   (76,756)        75,456
            Inventory                                            (477,123)        17,850
            Prepaid expenses                                      (31,356)        (2,729)
            Other assets                                             --           12,251
            Accounts payable, accrued liabilities
            and Customer deposits                                 689,400        134,369

                                                              -----------    -----------

Net cash used in operating activities                          (1,043,258)      (263,984)
                                                              -----------    -----------

Investing activities:
            Acquisition of property, plant and equipment       (1,752,489)        (1,246)
            Increase in patents and trademarks                     (3,262)          --
                                                              -----------    -----------

Net cash used in investing activities                          (1,755,751)        (1,246)
                                                              -----------    -----------

Financing activities:
            Issuance of common stock                            2,000,000        225,107
                                                              -----------    -----------

Net cash provided by financing activities                       2,000,000        225,107
                                                              -----------    -----------

Net increase (decrease) in cash                                  (799,009)       (40,123)

Cash & cash equivalents, beginning of year                      4,633,013         86,886
                                                              -----------    -----------


Cash & cash equivalents, end of period                        $ 3,834,004    $    46,763
                                                              ===========    ===========


Supplemental disclosures:
      Interest received                                       $    39,689    $        --
                                                              ===========    ===========


    The accompanying notes are an integral part of these financial statements

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

The accompanying consolidated condensed financial statements have been prepared without audit in conformity with U.S. generally accepted accounting principles. These statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Forms 10-KSB and 10-KSB/A (No. 1), as filed with the Securities and Exchange Commission for the year ended December 31, 2004.

Revenues and operating results for the six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

CONCENTRATIONS OF CREDIT RISK

Accounts Receivable and Concentrations of Credit Risk: The Company performs on-going credit evaluations of its customer's financial condition and generally does not require collateral from those customers. Three of those customers accounted for 42%, 21% and 13%, respectively of the Company's revenue in the six month period ended June 30, 2005 and 27%, 38% and 18%, respectively of its accounts receivable as of June 30, 2005.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is estimated and recorded based on management's assessment of the credit history with the customer and current relationships with them. On this basis management has determined that a reserve of $12,116 was appropriate as of June 30, 2005 and that a $7,500 allowance for doubtful accounts was required as of June 30, 2004.



                                       F6

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

Patents and trademarks are being amortized on a straight-line basis over their estimated life of ten years. Amortization expense for the six month period ended June 30, 2005 and 2004 were $107,590 and $107,262 respectively. Amortization expenses for the three month period ended June 30, 2005 and 2004 were $53,801 and $53,620 respectively.

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

The Company also derives revenue (less than 1% of total revenue) from providing air testing and environmental certification services. Revenues from these services are recognized upon performance.

RESEARCH AND DEVELOPMENT

Research and development costs are expensed as incurred in accordance with SFAS No. 2. However, materials and equipment are capitalized and depreciated over their useful lives if they have alternative future uses.

NOTE 3 - RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2005, the FASB issued SFAS 154, which replaces APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements." The statement applies to all voluntary changes in accounting principle and changes resulting from adoption of a new accounting pronouncement that does not specify transition requirements. SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 with early implementation permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this statement is issued. SFAS 154 is effective for us beginning January 1, 2006 and will be applied when applicable.

NOTE 4 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase.

NOTE 5 - INVENTORY

Inventories as of June 30, 2005 are summarized as follows:



Raw materials          $  602,159
Work-In-Process           110,137
Finished goods            141,505
                     ------------
                       $  853,801
                     ============




                                       F7

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property plant and equipment at June 30, 2005 consists of the following:



                                              2005
                                      ------------
Plant, machinery and equipment         $ 1,966,855
Office equipment                           122,840
Furniture and fixtures                     314,122
Vehicles                                    39,046
Leasehold improvements                     465,924
                                      ------------

                                         2,908,787
Less: accumulated depreciation             558,982
                                      ------------

                                       $ 2,349,805
                                       ===========


NOTE 7 - REDEEMABLE CLASS A SPECIAL SHARES

700,000 Class A special shares $ 453,900 (based on the historical exchange rate at the time of issuance.)Authorized, issued, and outstanding

The Class A special shares are issued by the Company's wholly-owned subsidiary BBL Technologies, Inc. ("BBL") without par value, and are redeemable on demand by the Holder of the shares which is a private Ontario Corporation at $700,000 CDN (which translates to $570,497 USD at June 30, 2005). As the Class A special shares were issued by the Company's wholly-owned subsidiary, BBL the maximum value upon which the Company is liable is the net book value of BBL. As at June 30, 2005 BBL has an accumulated deficit of $ 1,163,892 USD ($1,810,338 CDN as at June 30, 2005) and therefore would be unable to redeem the Class A special shares at their ascribed value.

NOTE 8 - CONVERTIBLE DEBENTURES

In September 2004, the Company issued $6.1 million of convertible debentures in which the basis of conversion into the Company's common stock is $0.50 per share. In conjunction with the debentures, the Company issued warrants to purchase an additional 3.05 million shares of common stock at $1.00 per share. The debentures are for a term of three (3) years and earn interest at the rate of 4%. The Company has computed the fair-value of the warrants utilizing the Black-Scholes method and apportioned the fair value of the debt and warrants accordingly. As a result, the debentures were discounted by $528,000, which is being amortized over the three (3) year life of the debentures. The effective yield on the debentures is 4.38%. The warrant agreements provide that should the company at any time after the date the warrants are first issued sell additional shares of common stock or equivalents below the then current exercise price, then the Company is required to reduce the current exercise price of the warrant to the price of the new issuance (See Note 10).

NOTE 9 - INCOME TAXES

As of June 30, 2005, there are loss carryforwards for Federal income tax purposes of approximately $9,221,245 available to offset future taxable income in the United States. The carryforwards expire in various years through 2023. The Company does not expect to incur a Federal income tax liability in the foreseeable future. Accordingly, a valuation allowance for the full amount of the related deferred tax asset of approximately $3,311,568 has been established until realizations of the tax benefit from the loss carryforwards are assured.

Additionally, as of June 30, 2005, the Company's two wholly owned Canadian subsidiaries had net operating losses of approximately $1,837,802 that may be used, in future periods, to offset taxable income. The deferred tax asset of approximately $663,969 has been fully offset by a valuation allowance until realization of the tax benefit from the loss carryforwards are assured.

NOTE 10 - ISSUANCE OF COMMON STOCK

On April 21, 2005, the Company closed an initial traunche of a private placement offering. Pursuant to a subscription agreement with one accredited investor, the Company received $2 million and issued 2,352,941 shares of common stock; three year warrants to purchase 1,300,000 shares of common stock at $0.90 per share; three year warrants to purchase 200,000 shares of common stock at $2.00 per share; and three year warrants to purchase 200,000 shares of common stock at $3.00 per share pursuant to Regulation D of the Securities Act of 1933,



                                       F8
as amended. On April 21, 2005, in conjunction with the offering, the Company adjusted the exercise price of 3,050,000 three year warrants previously issued to nine (9) accredited investors including AB Odnia an entity affiliated with Bengt Odner a director of the Company from $1.00 per share to $0.85 per share in accordance with the terms of the warrants previously issued by the Company September 15, 2004.

NOTE 11 - STOCK OPTIONS AND WARRANT GRANTS

The Company adopted Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation" since its inception and adopted Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB No. 123", in December 2002. In conjunction with the adoption of these standards, the Company will continue to apply the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" with pro forma disclosure of net income and earnings per share as if the fair-value based method prescribed by SFAS No. 123 had been applied. In general, no compensation cost related to the Company's non-qualified stock option plan is recognized as options are issued for no less than 100% of fair market value on date of grant.

In August 2003, the board of directors ratified the Compensation Committees granting of 650,000 options in the aggregate at an exercise price of $0.27 (fair-market-value on date of grant) per share to Directors and key employees as consideration for their service. The options expire ten years from the date of grant and vest over a three-year period. Of these options 150,000 were granted to the former President and Chief Executive Officer who resigned on May 1, 2004. As a result, these 150,000 options have lapsed and were cancelled.

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

Had compensation cost for the Company's stock options that were issued, been determined on the fair value at grant date consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been as follows:





                                       F9

                              PRO FORMA INFORMATION
                            SIX MONTHS ENDED JUNE 30,


                                                      2005              2004
                                                 -------------------------------

Number for basic and diluted
earnings (loss) per share available
to common stockholders                           $ (1,431,069)     $   (676,343)
Deduct: Total stock-based
           Compensation expense
           determined under fair
                value based method, net                (9,800)          (36,758)
                                                 -------------------------------
Net loss - pro forma                             $ (1,440,869)     $   (713,101)

                                                 ===============================
Denominator for basic earnings
(loss) per share -
Weighted average shares outstanding                51,147,820        49,738,685
Effect of dilutive securities:
  Employee stock option                                  --                --
  Warrants                                               --                --
 Convertible debt conversion                             --                --
Denominator for basic and diluted
earnings (loss) per share -
Weighted average shares outstanding                51,147,820        49,738,685
Earnings (loss) per share
  Basic                                          $     (0.028)     $     (0.014)




Potential common shares of 4,245,001 related to ESW's outstanding stock options and potential common shares of 8,998,531 related to ESW's outstanding Warrants and potential common shares of 12,200,000 related to ESW's 4 percent Convertible debentures were excluded from the computation of diluted earnings/(loss) per share for the six month period ended June 30, 2005, as the effect of inclusion of these shares and the related interest expense would have been anti-dilutive. Potential common shares of 1,610,001 related to ESW's outstanding stock options and potential common shares of 4,423,531 related to ESW's outstanding Warrants were excluded from the computation of diluted earnings/(loss) per share for the six month period ended June 30, 2004, as the effect of inclusion of these shares would have been anti-dilutive.

SFAS No. 123 requires that the fair value of options and warrants issued to non-employees for goods and services be recorded in the financial statements as an expense.

A summary of option and warrant transactions, including those granted pursuant to the terms of certain employment and other agreements, is as follows:



                                           STOCK                WEIGHTED
                                          PURCHASE               AVERAGE
                                          OPTIONS             EXERCISE PRICE
                                      ----------------      ----------------

Outstanding, January 1, 2004              3,932,500              $0.63
Granted                                   2,650,000              $0.50
Expired                                  (2,055,833)            ($0.72)
                                          ----------            --------
Outstanding, December 31, 2004            4,526,667              $0.51
Granted                                      35,000              $0.50
Expired                                     (50,000)             $1.50
                                          ----------            --------
Outstanding, June 30, 2005                4,511,667              $0.50



                                      F10

All of the options and warrants granted are exercisable on date of grant, except 500,000 options granted in August of 2003 that vest over a 3 year period. Of these 500,000 options, 233,334 are currently vested, 133,332 will vest in August 2005 and 133,334 will vest in August 2006.

At June 30, 2005, the outstanding options have a weighted average remaining life of 45 months.

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

At June 30, 2005, the Company had outstanding options as follows:



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



NUMBER OF WARRANTS           EXERCISE PRICE             EXPIRATION DATE
------------------           --------------             -----------------
       750,000                  0.17    (A)             October 10, 2005
     2,107,355                  0.30    (B)             October 10, 2005
     1,047,058                  0.30    (B)             November 14, 2005
       344,118                  0.30    (B)             March 31, 2006
     3,050,000                  0.85    (C)& (D)        September 13, 2007
     1,300,000                  0.90    (B)             April 21, 2008
       200,000                  2.00                    April 21, 2008
       200,000                  3.00                    April 21, 2008
     ---------
     8,998,531




                                      F11

(A) Originally exercisable at $1.20 per share and repriced in September 2001 and subsequently in 2002.



(A, B &C) Contain certain antidilutive protections.

(D) Originally exercisable at $1.00 per share and adjusted in April 2005.

During 2002, the Company discontinued its 2000 Nonqualified Stock Option Plan, which was comprised of 10,000,000 shares of common stock (of which 6,035,000 shares had not been granted), and was replaced, with shareholder approval by the 2002 Stock Option Plan with 1,000,000 shares of common stock.

On June 23, 2005, the company, with shareholder approval, amended its 2002 Stock Option Plan, to increase the underlying shares available under the plan to 5,000,000 shares of common stock.

NOTE 12 - RELATED PARTY TRANSACTIONS

During the period ended June 30, 2005 and 2004, the Company paid shareholders and their affiliates nil and $9,141, respectively for various services rendered in addition to salaries and reimbursement of business expenses. No one transaction or combination attributed to one individual or entity exceeded $60,000 on an annual basis.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

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

Effective December 20, 2004, the Company's wholly owned subsidiary ESW Canada, Inc. entered into an offer to Lease agreement with Dufcon Developments Inc. for approximately 50,000 square feet of leasehold space in Concord, Ontario Canada. The leasehold space houses the Company's executive offices and a high volume manufacturing plant. The possession of the leasehold space took place on May 24, 2005 and the term of the lease will run for a period of 5 years from the commencement date of July 15, 2005.

The following breakdown is the total, of the minimum annual lease payments, for both leases.

                           2005         $214,211
                           2006         $428,423
                           2007         $428,423
                           2008         $433,578
                           2009         $438,732
                           2010         $143,954

NOTE 14 - COMPARATIVE FIGURES

Certain 2004 figures have been reclassified to conform to the financial statements adopted in 2005.

NOTE 15 SUBSEQUENT EVENTS

ISSUANCE OF COMMON STOCK




                                      F12

Effective July 5, 2005, the Company completed a second traunche of a private placement offering. Pursuant to subscription agreements with three accredited investors, the Company received an aggregate of $1,850,000 and issued 2,176,470 shares of common stock; three year warrants to purchase 1,202,500 shares of common stock at $0.90 per share; three year warrants to purchase 185,000 shares of common stock at $2.00 per share; and three year warrants to purchase 185,000 shares of common stock at $3.00 per share pursuant to Regulation D of the Securities Act of 1933, as amended.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

The following discussion should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere in this Report.

This Form 10-QSB contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the Company. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any modifications or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that actual financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. This report should be read in conjunction with the Company's Annual Report on Forms 10-KSB and 10-KSB/A (No. 1) for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.

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

ESW is in full compliance with ISO 9001:2000, the ISO standards developed by the International Organization for Standardization which provide an international benchmark for quality systems and foundation for continuous improvement and assurance in design, development and manufacturing. The ISO mandates that the Company follow strict quality guidelines, administrative protocol and safety procedures to a recognized international standardized code. ISO auditors confirm compliance by auditing the Company periodically. The Company passed its most recent surveillance audit in June 2005, and is in full compliance with the ISO requirements. The Company currently holds a full registration certificate effective until March of 2007. Management considers an ISO certification essential for the Company to do business with many export customers.


COMPARISON OF THREE MONTH PERIOD ENDED JUNE 30, 2005 TO THREE MONTH PERIOD ENDED JUNE 30, 2004

RESULTS OF OPERATIONS

The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Forms 10-KSB and 10-KSB/A (No. 1) for the year ended December 31, 2004.


Revenues for the three month period ended June 30, 2005 increased by $ 413,347, or 96.0 percent, to $ 844,095 from $ 430,748 for the three month period ended June 30, 2004. Factors that favorably impacted revenue during the three months ended June 30, 2005 included a large order from one of the Company's customers for diesel substrates.

Cost of sales for the three month period ended June 30, 2005 increased by $246,769, or 100.1 percent, to $ 493,258 from $ 246,489 for the three month period ended June 30, 2004. Cost of sales as a percentage of revenues for the three month period ended June 30, 2005 was 58.4 percent, which is consistent to
57.2 percent for the three month period ended June 30, 2004. The gross margin for the three month period ended June 30, 2005 was 41.6 percent as compared to a gross margin of 42.8 percent for the three month period ended June 30, 2004.

Marketing, office and general expenses for the three month period ended June 30, 2005 increased by $ 443,094, or 158.1 percent, to $ 723,400 from $ 280,306 for the three month period ended June 30, 2004. The increase is primarily the result of an increase in payroll costs of $ 192,114 as the Company added employees in conjunction with its Research and Development certification programs, sales efforts, as well as the result of higher wages paid. An increase of $ 77,021 from investor relations and warrant amortization interest, as it related to the issuance of the convertible debentures in September 2004. An increase of $ 7,438 related to travel and general costs as the company continues it's planned expansion of two new facilities and an increase of $ 166,521 due to higher rent, setup and utility costs for the new facility in Montgomeryville PA., non-employee related engineering development costs supporting new research and development programs and the increase general and administrative expenses to further support organic growth. As a percentage of revenue, marketing, office and general expenses increased to 85.7 percent for the three month period ended June 30, 2005, compared to 65.1 percent for the three month period ended June 30, 2004.

Officer's compensation and director's fees for the three month period ended June 30, 2005 increased by $2,981, or 3.1 percent, to $100,000 from $97,019 for the three month period ended June 30, 2004. As a percentage of revenue, officer's compensation and director's fees decreased to 11.8 percent for the three month period ended June 30, 2005, compared to 22.5 percent for the three month period ended June 30, 2004.

Consulting and professional fees for the three month period ended June 30, 2005 increased by $ 29,367, to $ 110,754 from $ 81,387 for the three month period ended June 30, 2004. The increase is due in part to consulting fees related to the development and implementation of the Companies two new facilities currently underway. As a percentage of revenue, consulting and professional fees decreased to 13.1 percent for the three month period ended June 30, 2005, compared to 18.9 percent for the three month period ended June 30, 2004.

Interest expense on long-term debt was $61,000 for the three month period ended June 30, 2005 as opposed to nil for the three month period ended June 30, 2004. In September 2004, the Company issued $6.1 million of convertible debentures in which the basis of conversion into the Company's common stock is $0.50 per share, which includes warrants to purchase an additional 3.05 million shares of common stock at $1.00 per share which subsequently have been adjusted to $0.85 effective April 21, 2005. The debentures are for a term of three (3) years and earn interest at the rate of 4%.

COMPARISON OF SIX MONTH PERIOD ENDED JUNE 30, 2005 TO SIX MONTH PERIOD ENDED JUNE 30, 2004

RESULTS OF OPERATIONS


Revenues for the six month period ended June 30, 2005 increased by $ 384,648, or
41.5 percent, to $ 1,310,826 from $ 926,178 for the six month period ended June 30, 2004. Factors that favorably impacted revenue during the six months ended June 30, 2005 included a large order from one of the Company's customers for diesel substrates as well as an increase for the company's diesel finished converter products.

Cost of sales for the six month period ended June 30, 2005 increased by $219,305, or 41.8 percent, to $ 744,151 from $ 524,846 for the six month period ended June 30, 2004. Cost of sales as a percentage of revenues for the six month period ended June 30, 2005 was 56.8 percent, which is in line compared to 56.7 percent for the six month period ended June 30, 2004. The gross margin for the six month period ended June 30, 2005 was 43.2 percent as compared to a gross margin of 43.3 percent for the six month period ended June 30, 2004.

Marketing, office and general expenses for the six month period ended June 30, 2005 increased by $ 767,615, or 139.5 percent, to $ 1,317,792 from $ 550,177 for the six month period ended June 30, 2004. The increase is primarily the result of an increase in payroll costs of $ 282,364 as the Company added employees in conjunction with its Research and Development certification programs, sales efforts, as well as the result of higher wages paid. An increase of $ 138,752 from investor relations and warrant amortization interest, as it related to the issuance of the convertible debentures in September 2004. An increase of $42,600 related to travel and general costs as the company continues it's planned expansion of two new facilities and an increase of $ 303,899 due to higher rent and utility costs for the new facility in Montgomeryville PA., non-employee related engineering development costs supporting new research and development programs and the increase general and administrative expenses to further support organic growth. As a percentage of revenue, marketing, office and general expenses increased to 100.5 percent for the six month period ended June 30, 2005, compared to 59.4 percent for the six month period ended June 30, 2004.

Officer's compensation and director's fees for the six month period ended June 30, 2005 decreased by $ 53,846, or 23.6 percent, to $ 174,423 from $ 228,269 for the six month period ended June 30, 2004. As a percentage of revenue, officer's compensation and director's fees decreased to 13.3 percent for the six month period ended June 30, 2005, compared to 24.6 percent for the six month period ended June 30, 2004.The decrease was due to a change in management.

Consulting and professional fees for the six month period ended June 30, 2005 increased by $ 62,437, or 37.7 percent, to $ 227,894 from $ 165,457 for the six month period ended June 30, 2004. The increase is due in part to consulting fees related to the development and implementation of the Companies two new facilities currently underway. As a percentage of revenue, consulting and professional fees decreased to 17.4 percent for the six month period ended June 30, 2005, compared to 17.9 percent for the six month period ended June 30, 2004.

Interest expense on long-term debt was $ 122,000 for the six month period ended June 30, 2005 as opposed to nil for the six month period ended June 30, 2004. In September 2004, the Company issued $6.1 million of convertible debentures in which the basis of conversion into the Company's common stock is $0.50 per share, which includes warrants to purchase an additional 3.05 million shares of common stock exercisable at $1.00 per share which subsequently have been adjusted to an exercise price of $0.85 a share effective April 21, 2005. The debentures are for a term of three (3) years and earn interest at the rate of 4%.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of operating capital have been the proceeds of our various financing transactions. As of June 30, 2005, the Company had cash and cash equivalents of $ 3,834,004.

Net Cash used in operating activities for the six month period ended June 30, 2005 amounted to $ 1,043,258 which was mainly attributable to the loss, net of depreciation, amortization, amortization of the fair value of the debenture warrant of $ 1,144,034. As well as an increase in operating assets and liabilities of $ 100,776 which was primarily due to an increase of inventory as the company begins to position itself for ongoing manufacturing , offset by an increase in accounts payable and accrued liabilities, primarily due to accounts payable attributed to planned expansions at its manufacturing facilities and precious metals purchases and accrued debenture interest of $ 194,364.


Net Cash used in investing activities was $ 1,755,751 for the six month period ended June 30, 2005 as compared to $ 1,246 for the six month period ended June 30, 2004. The capital expenditures in the first half of 2005 were primarily dedicated to the purchase of equipment and leaseholds for the Company's research and development facilities located in Montgomery Township, Pennsylvania, and the manufacturing facility in Concord Ontario, Canada.

Net cash provided in financing activities totaled $ 2,000,000 for the six month period ended June 30, 2005 as compared to $ 225,107 for the six month period ended June 30, 2004. On April 21, 2005, the Company closed an initial traunche of a private placement offering. Pursuant to a subscription agreement with one accredited investor, the Company received $2 million and issued 2,352,941 shares of common stock; three year warrants to purchase 1,300,000 shares of common stock at $0.90 per share; three year warrants to purchase 200,000 shares of common stock at $2.00 per share; and three year warrants to purchase 200,000 shares of common stock at $3.00 per share pursuant to Regulation D of the Securities Act of 1933, as amended. Effective April 21, 2005, in conjunction with the offering, the Company adjusted the exercise price of 3,050,000 three year warrants previously issued to nine (9) accredited investors including AB Odnia an entity affiliated with Bengt Odner a director of the Company from $1.00 per share to $0.85 per share in accordance with the terms of the warrants previously issued by the Company September 15, 2004.

Effective July 5, 2005, the Company completed a second traunche of a private placement offering. Pursuant to subscription agreements with three accredited investors, the Company received an aggregate of $1,850,000 and issued 2,176,470 shares of common stock; three year warrants to purchase 1,202,500 shares of common stock at $0.90 per share; three year warrants to purchase 185,000 shares of common stock at $2.00 per share; and three year warrants to purchase 185,000 shares of common stock at $3.00 per share pursuant to Regulation D of the Securities Act of 1933, as amended. In connection with the offering, the Company entered into registration rights agreements with the investors and agreed to use its best efforts to file a registration statement for the resale of the common stock and the shares of common stock issuable upon exercise of the warrants within one hundred and twenty (120) days of the date of the agreement.

The Company intends to use the proceeds from these placements for due diligence and investigating compliance issues for potential listing of the Company's securities on new exchanges and for general corporate purposes.

ESW's principal source of liquidity is cash provided by financing activities. ESW's principal use of liquidity will be to finance capital expenditures and to provide working capital availability. ESW expects that total capital expenditures for 2005 will be approximately $2.7 million. These capital expenditures will be used primarily for equipment and facility improvements.

These capital expenditures and our intent to capitalize on an anticipated increase in demand for our products are the steps that we are taking to try to become profitable and generate positive cash flow. However, there can be no assurances that these steps will be completed or that we will become profitable. Based on ESW's current operating plan, management believes cash at June 30, 2005 is sufficient to meet operating needs for at least the next twelve months.

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

NEW ACCOUNTING PRONOUNCEMENTS.

In May 2005, the FASB issued SFAS 154, which replaces APB Opinion No. 20, "Accounting Changes," and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements." The statement applies to all voluntary changes in accounting principle and changes resulting from adoption of a new accounting pronouncement that does not specify transition requirements. SFAS 154 requires retrospective application to prior periods' financial statements for changes in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005 with early implementation permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this statement is issued. SFAS 154 is effective for us beginning January 1, 2006 and will be applied when applicable.


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

No new accounting pronouncements have been issued during the three-month period ended June 30, 2005 that would have a material impact on the Company's financial statements. The Company has reviewed the status of its accounting pronouncements and believes there are no significant changes from that disclosed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, except as provided in this Form 10-QSB.

FOREIGN CURRENCY TRANSACTIONS

None of ESW's revenues during the six month period ended June 30, 2005 were derived from manufacturing operations in Canada. The results of operations and the financial position of ESW's operations in Canada is principally measured in Canadian currency and translated into U.S. dollars. The future effects of foreign currency fluctuations between U.S. dollars and Canadian dollars will be somewhat mitigated by the fact that expenses will be generally incurred in the same currency in which revenues will be generated. The future reported income of our Canadian subsidiary will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the Canadian currency.

A portion of ESW's assets at June 30, 2005 are based in its foreign operation and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, Accordingly, ESW's consolidated stockholders' investment will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the Canadian currency.

ESW's strategy for management of currency risk relies primarily upon conducting its operations in the countries' respective currency and ESW may, from time to time, engage in hedging intended to reduce ESW's exposure to currency fluctuations. At June 30, 2005, ESW had no outstanding forward exchange contracts.



ITEM 3. CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURE

Under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this 10QSB report. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in timely alerting to material information relating to the Company required to be included in the Company's periodic SEC filings. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

(b) CHANGES IN INTERNAL CONTROLS

Not applicable.

                            PART II OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


On June 23, 2005 the Company held its 2005 annual meeting of shareholders. As of the May 20, 2005 record date, holders of a total of 52,577,784 shares of common stock were eligible to vote on the proposals presented at the annual meeting. Of the shares eligible to vote, a total of 43,488,203 shares were present at the meeting in person or by proxy. Five (5) proposals were presented to shareholders at the annual meeting, with all items receiving sufficient votes except for the proposal to amend the Articles of Incorporation to authorize a class of preferred stock. The votes cast for the agenda items presented to shareholders at the annual meeting are set forth below:

     o Three (3) incumbent directors, Messrs. Amersey, Johnson and Odner stood for re-election and two (2) new director nominees, Messrs. Kolaric and Schwartz stood for election. The votes cast for each director nominee is as follows:
          o Mr. Nitin Amersey - 43,364,203 shares voted in favor and 124,000 shares withheld.
          o Mr. David Johnson - 43,414,703 shares voted in favor and 73,500 shares withheld.
          o Mr. Stan Kolaric - 43,316,130 shares voted in favor and 92,080 shares withheld.
          o Mr. Bengt Odner - 43,298,883 shares voted in favor and 189,320 shares withheld.
          o Mr. Joey Schwartz - 43,137,623 shares voted in favor and 150,580 shares withheld.

     o The proposal to ratify Mintz & Partners, LLP, as the Company's independent public accountants for the 2005 fiscal year received the affirmative vote of 43,358,273 shares, 113,880 votes were cast against the proposal and there were 16,050 abstentions.

     o The proposal to amend the Company's 2002 Stock Option Plan to increase the underlying shares available for issuance from 1,000,000 to 5,000,000 shares of common stock received the affirmative vote of 23,595,243 shares, 1,254,241 shares were voted in opposition and there were 18,638,719 abstentions.

o The proposal to amend the Company's Articles of Incorporation to increase the number of authorized shares of Common Stock from 100,000,000 to 125,000,000 shares received the affirmative vote of 40,240,661 shares, 3,152,742 shares were voted in opposition and there were 94,800 abstentions.

o The proposal to amend the Company's Articles of Incorporation to authorize a class of preferred stock received the affirmative vote of 21,127,468 shares, 3,134,971 shares were voted in opposition and there were 19,225,764 abstentions.



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS:

3.3       Articles of Incorporation of the Company, as amended July 20, 2005.

4.3 Form of three (3) year Warrant Certificate exercisable at $0.90 per share.
4.4 Form of three (3) year Warrant Certificate exercisable at $2.00 per share.
4.5 Form of three (3) year Warrant Certificate exercisable at $3.00 per share.


10.20 Form of Subscription Agreement for Common Stock at $0.85 and Warrants exercisable at $0.90, $2.00 and $3.00 per share.

10.21     Form of Registration rights Agreement.

31.1 Certification of Chief Executive Officer and President pursuant to the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer, pursuant to the Sarbanes-Oxley Act of 2002.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification pursuant to 18 U.S.C. Section 1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(B) REPORTS ON FORM 8-K:

A current Report on Form 8-K was filed on April 27, 2005 reporting that the Company completed the first traunche of a private placement offering.

A current Report on Form 8-K was filed on May 24, 2005 reporting that the Company appointed two executive officers effective May 23, 2005 and that effective May 24, 2005 the Company has moved its executive offices to 335 Connie Crescent, Concord, Ontario, Canada L4K 5R2.


A current Report on Form 8-K was filed on June 28, 2005 reporting that a former director and executive officer of the Company elected not to stand for re-election to the Board and effective with the Company's annual meeting of shareholders on June 23, 2005; retired from the board of directors and resigned his position as an officer of the Company.


A current Report on Form 8-K was filed on July 11, 2005 reporting that the Company completed a second traunche of a private placement offering.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




DATED:    August 12, 2005
          Concord, Ontario  CANADA

               ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.


                    BY:  /S/ DAVID J. JOHNSON
                         --------------------
                         DAVID J. JOHNSON
                         CHIEF EXECUTIVE OFFICER AND PRESIDENT