Form 10KSB/A
period 2004-12-31
ENVIRONMENTAL SOLUTIONS WORLDWIDE INC
filed 2005-10-25
CIK 1082278

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              FORM 10-KSB/A (NO. 2)


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


                                 335 Connie Cr.
                         Concord Ontario Canada L4K 5R2
        (Address of principal executive offices, including postal code.)

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


Transitional Small Business Disclosure Format. YES [ ] NO [X]

                                EXPLANATORY NOTE

We are filing this Amendment No. 2 to our Annual Report on Form 10-KSB (the "Amended Report") to amend the following items, in our Annual Report on Form 10-KSB and Form 10-KSB/A (No.1) (the "Prior Filings") for the fiscal year ended December 31, 2004.

This Amendment No. 2 includes amendments to:

     o Part II, Item 7, Financial Statements, specifically an amendment to the Auditors Report to conform the Auditors Report to current requirements.
     o Part II, Item 8A, Controls and Procedures, which updates the disclosure included therein.
     o Part III, Item 13 Exhibits and Reports on Form 8-K, amending and updating the exhibit list.

No attempt has been made in this Amended Report to modify or update other disclosures presented in the prior filings except as required to reflect the items amended in this Amended Report as described above. The remaining portions of the Prior Filings are not affected by this Amendment. This Amended Report does not reflect events occurring after the filing of the Prior Filings or modifies or updates those disclosures. Information not affected by this Amended Report is unchanged and reflects the disclosure made at the time of the filing of the Prior Filings with the Securities and Exchange Commission.
Accordingly, this Amended Report should be read in conjunction with our Prior Filings.

                                    PART II



ITEM 7. FINANCIAL STATEMENTS






 Mintz & Partners LLP
 ----------------------
Chartered Accountants






                   - INDEPENDENT REGISTERED AUDITORS' REPORT -


To The Shareholders Of
Environmental Solutions Worldwide, Inc.





We have audited the consolidated balance sheet of Environmental Solutions Worldwide, Inc. as at December 31, 2004 and the consolidated statements of operations, stockholders' equity and cash flow for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Environmental Solutions Worldwide, Inc. as of December 31, 2003, and for the year then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 26, 2004.


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





Toronto, Ontario                                        /s/ MINTZ & PARTNERS LLP
February 25, 2005                                       ------------------------
                                                        CHARTERED ACCOUNTANTS
















                                       F1


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



                                       F6

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




                                       F7

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





                                       F8

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




                                       F9

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






                                      F10

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



                                      F11

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





                                      F12

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



                                      F13

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




                                      F14

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











                                      F15

ITEM 8A CONTROLS AND PROCEDURES

Evaluation of the Company's Disclosure and Internal Controls.

The Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" as of the end of the period covered by this report. This evaluation was done with the participation of management, under the supervision of the Chief Executive Officer ("CEO").

Limitations on the Effectiveness of Controls.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected. The Company conducts periodic evaluations of its internal controls to enhance, where necessary, its procedures and controls.

Conclusions.

Based on our evaluation the CEO concluded that the registrant's disclosures, controls and procedures are effective to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security Exchange Commission rules and forms.







                                    PART III


ITEM 13. EXHIBITS

a) Exhibits are incorporated by reference to the Index of Exhibits provided at the end of this Report on Form 10-KSB. Also incorporated by reference are all exhibits filed on the Company's Registration Statement on Form S-2.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned; thereunto duly authorized this 25th day of October 2005 in the City of Vaughan in Province of Ontario.

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                                  (Registrant)





BY:  /S/ DAVID J. JOHNSON
     ------------------------------------------
     DAVID J. JOHNSON
     PRESIDENT, CHIEF EXECUTIVE
     OFFICER AND (ACTING CHIEF FINANCIAL OFFICER THROUGH MAY 23, 2005)



Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below, by the following persons on behalf of the Registrant and in the capacities indicated.



SIGNATURES                              TITLE                       DATE


/S/ NITIN M. AMERSEY
---------------------------    CHAIRMAN OF THE                 OCTOBER 25, 2005
NITIN M. AMERSEY               BOARD OF DIRECTORS


/S/ DAVID J. JOHNSON           PRESIDENT, CHIEF                OCTOBER 25, 2005
---------------------------    EXECUTIVE OFFICER, AND
DAVID J. JOHNSON               (ACTING CHIEF FINANCIAL OFFICER
                               THROUGH MAY 23, 2005) AND DIRECTOR


/S/ BENGT G. ODNER
---------------------------    DIRECTOR                        OCTOBER 25, 2005
BENGT G. ODNER


                               CHIEF OPERATING OFFICER         OCTOBER   , 2005
---------------------------    AND DIRECTOR
STAN KOLARIC


                               CHIEF FINANCIAL OFFICER         OCTOBER   , 2005
---------------------------    AND DIRECTOR
JOEY SCHWARTZ

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

10.17 Form of Three (3) Year Warrant to purchase the Company's Common Stock at $1.00 a share. (7)

10.18     Form of Registration Rights Agreement.(7)

10.19 Lease agreement and amended lease agreement between the Company's wholly owned subsidiary ESW America Inc. and Nappen & Associates.*
          (10)

14.1 Code of ethics adopted March 28, 2005 by the Company's Board Of directors. (10)

16.1      Letter from James E. Scheifley & Associates, P. C. (1)

16.2      Letter from Daren, Martenfeld, Carr, Testa and Company LLP (3)

16.3 Letter of resignation from Goldstein and Morris Certified Public Account P.C. dated October 20, 2004 (8)

16.4 Letter from Goldstein and Morris Certified Public Account P.C. Dated November 23, 2004 (9)

21.1      List of Subsidiaries. (1)

31.1 Certification of Chief Executive Officer, President and (Acting Chief Financial Officer through May 23, 2005) pursuant to The Sarbanes-Oxley Act of 2002.

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

(6) Incorporated herein by reference from the Registrant's form 8-K filed with the Securities and Exchange Commission on September 2, 2004.

(7) Incorporated herein by reference from the Registrant's form 8-K filed with the Securities and Exchange Commission on September 17, 2004.

(8) Incorporated herein by reference from the Registrant's form 8-K filed with the Securities and Exchange Commission on October 22, 2004.

(9) Incorporated herein by reference from the Registrant's form 8-K/A filed with the Securities and Exchange Commission on December 2, 2004.

(10) Incorporated herein by reference from the Registrant's form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005.

* Confidential treatment requested for a portion of this exhibit.