Form 10QSB
period 2005-09-30
ENVIRONMENTAL SOLUTIONS WORLDWIDE INC
filed 2005-11-14
CIK 1082278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

                        [x] Quarterly report pursuant to
                                  Section 13 or
                     15(d) of the Securities Exchange Act of
                                  1934 for the
                  quarterly period ended - September 30, 2005.

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
                          Exchange Act of 1934 for the
            Transition period from ______________ to _______________.

                        COMMISSION FILE NUMBER 000-30392

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.

               (Exact name of Company as specified in its charter)

                   Florida                              98-0346454
        ------------------------------              -------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

The issuer had 55,102,825 shares of common stock, par value $0.001 outstanding as of November 9, 2005.

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
                                   FORM 10-QSB

                                      INDEX

PART I    FINANCIAL INFORMATION                                         PAGE NO.

  ITEM 1  Financial Statements (unaudited)
            Consolidated Condensed Balance Sheet as of                        F2
              September 30, 2005
            Consolidated Condensed Statements of Operations for the           F3
              Three and Nine Months Ended September 30, 2005 and 2004

            Consolidated Condensed Statement of Changes in Stockholders'      F4
              Equity for the Nine Months Ended June 30, 2005

            Consolidated Condensed Statements of Cash Flows for the           F5
              Nine Months Ended June 30, 2005 and 2004

            Notes to Consolidated Condensed Financial Statements         F6- F15

  ITEM 2  Management's Discussion and Analysis of Operations                   2

  ITEM 3  Controls and Procedures                                              7

PART II   OTHER INFORMATION

  ITEM 5  Other Information -- Subsequent Events                               8

  ITEM 6  Exhibits and Reports on Form 8-K                                     8

ITEM 1. FINANCIAL STATEMENTS

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 2005
                                   (UNAUDITED)

ASSETS

Current assets
      Cash and cash equivalents (Note 4)                              $ 3,862,740
      Accounts receivable - net of allowance of $2,343 (Note 2)           582,404
      Inventory (Note 5)                                                1,002,381
      Prepaid expenses                                                    340,759
                                                                      -----------

           Total current assets                                         5,788,284

Property and equipment, net of accumulated (Note 6)
      depreciation of $614,305                                          2,860,903

Patents and trademarks, net of accumulated
      amortization of $1,021,211                                        1,132,558
                                                                      -----------

                                                                      $ 9,781,745
                                                                      ===========

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
      Accounts payable, accrued expenses and
           customer deposits                                            $ 630,041

      Redeemable Class A special shares (Note 7)                          453,900
                                                                      -----------

           Total current liabilities                                    1,083,941
                                                                      -----------

      Convertible debentures  (Note 8)                                  5,756,197
                                                                      -----------

Stockholders Equity
      Common stock, $0.001 par value, 125,000,000
           shares authorized; 54,754,254 shares
           issued and outstanding                                          54,753
      Additional paid-in capital                                       16,500,959
      Shares for interest on debenture                                    244,000
      Accumulated deficit                                             (13,858,105)
                                                                      -----------

           Total stockholders' equity                                   2,941,607
                                                                      -----------

                                                                      $ 9,781,745
                                                                      ===========

   The accompanying notes are an integral part of these financial statements


                                       F2

                                           ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                                      CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   FOR THE THREE MONTH AND NINE MONTHS ENDED SEPTEMBER 30,
                                                          (UNAUDITED)


                                                          Nine Months                   Three Months
                                                      Ended September 30,             Ended September 30,
                                                      2005            2004            2005            2004
                                                  ------------    ------------    ------------    ------------
Revenue
      Net sales                                   $  2,223,605    $  1,216,470    $    912,779    $    290,293

Cost of sales                                        1,247,290         707,759         503,139         182,913
                                                  ------------    ------------    ------------    ------------

Gross profit                                           976,315         508,711         409,640         107,380
                                                  ------------    ------------    ------------    ------------

Operating expenses
      Marketing, office & general costs              2,270,617         904,241         952,825         353,836
      Officers' compensation and directors fees        266,731         306,503          92,308          78,234
      Consulting and professional fees                 321,953         275,741          94,059         110,284
      Interest on long term debt                       183,000          19,719          61,000          19,719
      Foreign exchange gain                             (4,369)        (22,433)           (658)        (10,542)
      Depreciation and amortization                    310,155         252,358         111,121          84,695
                                                  ------------    ------------    ------------    ------------

                                                     3,348,087       1,736,129       1,310,655         636,226
                                                  ------------    ------------    ------------    ------------

Loss from operations                              $ (2,371,772)   $ (1,227,418)   $   (901,015)   $   (528,846)

Interest Income                                         74,949           1,344          35,261           1,115
                                                  ------------    ------------    ------------    ------------

Net Loss                                          $ (2,296,823)   $ (1,226,074)   $   (865,754)   $   (527,731)
                                                  ============    ============    ============    ============

Loss per share                                    $     (0.044)   $     (0.025)   $     (0.016)   $     (0.011)
                                                  ============    ============    ============    ============

Weighted average number of shares outstanding       52,323,313      49,898,714      54,635,968      50,223,484
                                                  ============    ============    ============    ============

    The accompanying notes are an integral part of these financial statements


                                       F3

                                         ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                             CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                    FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30,2005



                                                                        Shares for
                                  Common Stock           Additional     Interest on   Accumulated
                             Shares         Amount    Paid-In Capital    Debentures     Deficit          Total
                           --------------------------------------------------------------------------------------
January 1, 2005            50,224,843   $     50,224   $ 12,661,114                  $(11,561,282)   $  1,150,056

Net Loss                         --             --             --                      (2,296,823)     (2,296,823)

Proceeds from private
  placement April 2005      2,352,941          2,353      1,997,647                          --         2,000,000

Proceeds from private
  placement July 2005       2,176,470          2,176      1,842,198                          --         1,844,374

Shares to be issued for
  interest on debentures                                                $ 244,000                    $    244,000
                           ---------------------------------------------------------------------------------------

September 30, 2005         54,754,254   $     54,753   $ 16,500,959     $ 244,000    $(13,858,105)   $  2,941,607
                           ========================================================================================

         See accompanying notes to the consolidated financial statements


                                       F4

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                                   2005            2004
                                                                -----------    -----------
Net loss                                                        $(2,296,823)   $(1,226,074)

Adjustments to reconcile net loss to net cash
          used in operating activities:
            Depreciation                                            148,689         91,358
            Amortization                                            161,466        161,000
            Provision for uncollectible accounts (recovery)         (13,161)         7,500
            Amortization of debenture warrant fair value            132,000          8,197
            Options issued for services provided                       --           28,800
            Write off options receivable                               --          (25,000)
Increase (decrease) in cash flows from operating
         Assets and Liabilities:
            Accounts receivable                                    (237,638)        51,444
            Inventory                                              (625,703)      (156,057)
            Prepaid expenses                                        (58,404)        (3,045)
            Other assets                                               --          (23,001)
            Accounts payable, accrued liabilities
              and customer deposits                                 500,166        174,902

                                                                -----------    -----------

Net cash used in operating activities                            (2,289,408)      (909,976)
                                                                -----------    -----------

Investing activities:
            Acquisition of property, plant and equipment, net    (2,320,832)       (62,342)
            Increase in patents and trademarks                       (4,407)           (70)
                                                                -----------    -----------

Net cash used in investing activities                            (2,325,239)       (62,412)
                                                                -----------    -----------

Financing activities:
            Issuance of common stock                              3,844,374        262,607
            Issuance of convertible debentures                         --        6,100,000
                                                                -----------    -----------

Net cash provided by financing activities                         3,844,374      6,362,607
                                                                -----------    -----------

Net increase (decrease) in cash                                    (770,273)     5,390,219

Cash & cash equivalents, beginning of year                        4,633,013         86,886
                                                                -----------    -----------

Cash & cash equivalents, end of period                          $ 3,862,740    $ 5,477,105
                                                                ===========    ===========

Supplemental disclosures:
Interest received                                               $    74,949    $     1,344
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

The accompanying consolidated condensed financial statements have been prepared without audit in conformity with U.S. generally accepted accounting principles. These statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Forms 10-KSB, 10-KSB/A (No.
1) and 10-KSB/A (No. 2), as filed with the Securities and Exchange Commission for the year ended December 31, 2004.

Revenues and operating results for the nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

The Consolidated Condensed financial statements include the accounts of the Company and its wholly owned subsidiaries, ESW America, Inc., ESW Technologies, Inc., ESW Canada, Inc. and BBL Technologies, Inc. All significant inter-company transactions have been eliminated.

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

CONCENTRATIONS OF CREDIT RISK

Accounts Receivable and Concentrations of Credit Risk: The Company performs on-going credit evaluations of its customer's financial condition and generally does not require collateral from those customers. Three of those customers accounted for 47%, 13% and 12%, respectively of the Company's revenue in the nine month period ended September 30, 2005 and 40%, 17% and 3%, respectively of its accounts receivable as of September 30, 2005.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is estimated and recorded based on management's assessment of the credit history with the customer and current relationships with them. On this basis management has determined that a reserve of $2,343 was appropriate as of September 30, 2005 and that a $7,500 allowance for doubtful accounts was required as of September 30, 2004.


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

Patents and trademarks are being amortized on a straight-line basis over their estimated life of ten years. Amortization expense for the nine month period ended September 30, 2005 and 2004 were $161,466 and $161,000 respectively. Amortization expenses for the three month period ended September 30, 2005 and 2004 were $53,876 and $53,642 respectively.

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

The Company also derives revenue (less than 2% of total revenue) from providing air testing and environmental certification services. Revenues from these services are recognized upon performance.

RESEARCH AND DEVELOPMENT

The Company is engaged in research and development work. Research and development costs, other than for the acquisition of capital assets, are charged as operating expense of the Company as incurred.

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


                                       F7

NOTE 4 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase.

NOTE 5 - INVENTORY

Inventories as of September 30, 2005 are summarized as follows:

Raw materials          $  688,382
Work-In-Process           154,786
Finished goods            159,213
                       ----------
                       $1,002,381
                       ==========

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property plant and equipment at September 30, 2005 consists of the following:

                                           2005
                                       -----------
Plant, machinery and equipment         $ 2,428,610
Office equipment                           135,175
Furniture and fixtures                     343,324
Vehicles                                    12,014
Leasehold improvements                     556,085
                                       -----------

                                         3,475,208
Less: accumulated depreciation             614,305
                                       -----------

                                       $ 2,860,903
                                       ===========

NOTE 7 - REDEEMABLE CLASS A SPECIAL SHARES

700,000 Class A special shares $ 453,900 (based on the historical exchange rate at the time of issuance.)Authorized, issued, and outstanding.

The Class A special shares are issued by the Company's wholly-owned subsidiary BBL Technologies, Inc. ("BBL") without par value, and are redeemable on demand by the Holder of the shares which is a private Ontario Corporation at $700,000 CDN (which translates to $603,448 USD at September 30, 2005). As the Class A special shares were issued by the Company's wholly-owned subsidiary, BBL the maximum value upon which the Company is liable is the net book value of BBL. As at September 30, 2005 BBL has an accumulated deficit of $ 1,166,110 USD ($1,813,002 CDN as at September 30, 2005) and therefore would be unable to redeem the Class A special shares at their ascribed value.


                                       F8

NOTE 8 - CONVERTIBLE DEBENTURES

In September 2004, the Company issued $6.1 million of convertible debentures in which the basis of conversion into the Company's common stock is $0.50 per share. In conjunction with the debentures, the Company issued warrants to purchase an additional 3.05 million shares of common stock at $1.00 per share. The debentures are for a term of three (3) years and earn interest at the rate of 4%. The Company has computed the fair-value of the warrants utilizing the Black-Scholes method and apportioned the fair value of the debt and warrants accordingly. As a result, the debentures were discounted by $528,000, which is being amortized over the three (3) year life of the debentures. The effective yield on the debentures is 4.38%. The warrant agreements provide that should the company at any time after the date the warrants are first issued sell additional shares of common stock or equivalents below the then current exercise price, then the Company is required to reduce the current exercise price of the warrant to the price of the new issuance (See Note 10). At the Company's option, the interest on the debentures can be paid in cash or in shares of common stock. The Company elected to issue shares of our common stock as payment of interest earned on our 4% convertible debentures issued in September 2004. A total of 348,571 shares of common stock are being issued to 10 debenture holders for the $244,000 of accrued interest through September 13, 2005, as per the terms of the debentures.

NOTE 9 - INCOME TAXES

As of September 30, 2005, there are loss carryforwards for Federal income tax purposes of approximately $9,731,831 available to offset future taxable income in the United States. The carryforwards expire in various years through 2023. The Company does not expect to incur a Federal income tax liability in the foreseeable future. Accordingly, a valuation allowance for the full amount of the related deferred tax asset of approximately $3,503,459 has been established until realizations of the tax benefit from the loss carryforwards are assured.

Additionally, as of September 30, 2005, the Company's two wholly owned Canadian subsidiaries had loss carryforwards of approximately $2,656,837 that may be used, in future periods, to offset taxable income. The deferred tax asset of approximately $956,461 has been fully offset by a valuation allowance until realization of the tax benefit from the loss carryforwards are assured.

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


                                       F9

On July 5, 2005, the Company completed a second traunche of the placement. Pursuant to subscription agreements with three accredited investors, the Company received an aggregate of $1,850,000 and issued 2,176,470 shares of common stock; three year warrants to purchase 1,202,500 shares of common stock at $0.90 per share; three year warrants to purchase 185,000 shares of common stock at $2.00 per share; and three year warrants to purchase 185,000 shares of common stock at $3.00 per share pursuant to Regulation D of the Securities Act of 1933, as amended.

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


                                      F10

In December 2003, the board of directors ratified the issuance of 25,000 options at an exercise price of $0.17 (fair-market value at the date of grant) and 85,000 options at an exercise price of $0.60 (fair-market value at the date of grant) to certain key employees. These options expire three years from the date of grant.

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

Had compensation cost for the Company's stock options that were issued, been determined on the fair value at grant date consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been as follows:

                              PRO FORMA INFORMATION
                         NINE MONTHS ENDED SEPTEMBER 30,

                                                      2005              2004
                                                 -------------------------------

Number for basic and diluted
earnings (loss) per share available
to common stockholders                           $ (2,296,823)     $ (1,226,074)
Deduct: Total stock-based
           Compensation expense
           determined under fair
                value based method, net                (9,800)         (758,336)
                                                 -------------------------------
Net loss - pro forma                             $ (2,306,623)     $ (1,984,410)

                                                 ===============================
Denominator for basic earnings
(loss) per share -
Weighted average shares outstanding                52,323,313        49,898,714
Effect of dilutive securities:
  Employee stock option                                  --                --
  Warrants                                               --                --
 Convertible debt conversion                             --                --
Denominator for basic and diluted
earnings (loss) per share -
Weighted average shares outstanding                52,323,313        49,898,714
Earnings (loss) per share
  Basic                                          $     (0.044)     $     (0.040)


                                      F11

Potential common shares of 4,378,334 related to ESW's outstanding stock options and potential common shares of 10,571,031 related to ESW's outstanding Warrants and potential common shares of 12,200,000 related to ESW's 4 percent Convertible debentures were excluded from the computation of diluted earnings/(loss) per share for the nine month period ended September 30, 2005, as the effect of inclusion of these shares and the related interest expense would have been anti-dilutive. Potential common shares of 3,910,001 related to ESW's outstanding stock options and potential common shares of 7,348,528 related to ESW's outstanding Warrants were and potential common shares of 12,200,000 related to ESW's 4 percent Convertible debentures were excluded from the computation of diluted earnings/(loss) per share for the nine month period ended September 30, 2004, as the effect of inclusion of these shares would have been anti-dilutive.

SFAS No. 123 requires that the fair value of options and warrants issued to non-employees for goods and services be recorded in the financial statements as an expense.

A summary of option and warrant transactions, including those granted pursuant to the terms of certain employment and other agreements, is as follows:

                                           STOCK                WEIGHTED
                                          PURCHASE               AVERAGE
                                          OPTIONS             EXERCISE PRICE
                                      ----------------      ----------------

Outstanding, January 1, 2004              3,932,500              $0.63
Granted                                   2,650,000              $0.50
Expired                                  (2,055,833)            ($0.72)
                                          ----------            --------
Outstanding, December 31, 2004            4,526,667              $0.51
Granted                                      35,000              $0.50
Expired                                     (50,000)             $1.50
                                          ----------            --------
Outstanding, September 30, 2005           4,511,667              $0.50

All of the options and warrants granted are exercisable on date of grant, except 500,000 options granted in August of 2003 that vest over a 3 year period. Of these 500,000 options, 366,666 are currently vested, and 133,334 will vest in August 2006.

At September 30, 2005, the outstanding options have a weighted average remaining life of 42 months.

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


                                      F12

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

At September 30, 2005, the Company had outstanding options as follows:

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

NUMBER OF WARRANT SHARES     EXERCISE PRICE             EXPIRATION DATE
------------------------     --------------             -----------------
       750,000                  0.17    (A)             April 27, 2006
     2,107,355                  0.30    (B)             April 27, 2006
     1,047,058                  0.30    (B)             November 14, 2005
       344,118                  0.30    (B)             March 31, 2006
     3,050,000                  0.85    (C)& (D)        September 13, 2007
     1,300,000                  0.90    (B)             April 21, 2008
       200,000                  2.00                    April 21, 2008
       200,000                  3.00                    April 21, 2008
     1,202,500                  0.90    (B)             July 5, 2008
       185,000                  2.00                    July 5, 2008
       185,000                  3.00                    July 5, 2008
     ---------
     10,571,031

(A) Originally exercisable at $1.20 per share and repriced in September 2001 and subsequently in 2002.

(A, B & C) Contain certain antidilutive protections.

(D) Originally exercisable at $1.00 per share and adjusted in April 2005.


                                      F13

During 2002, the Company discontinued its 2000 Nonqualified Stock Option Plan, which was comprised of 10,000,000 shares of common stock (of which 6,035,000 options had not been granted), and was replaced, with shareholder approval by the 2002 Stock Option Plan with 1,000,000 shares of common stock.

On June 23, 2005, the company, with shareholder approval, amended its 2002 Stock Option Plan, to increase the underlying shares available under the plan to 5,000,000 shares of common stock.

NOTE 12 - RELATED PARTY TRANSACTIONS

During the period ended September 30, 2005 and 2004, the Company paid shareholders and their affiliates nil and $9,141, respectively for various services rendered in addition to salaries and reimbursement of business expenses. No one transaction or combination attributed to one individual or entity exceeded $60,000 on an annual basis.

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

The following breakdown is the total, of the minimum annual lease payments, for both leases.

2005         $110,679
2006         $442,714
2007         $442,714
2008         $448,167
2009         $453,619
2010         $151,397


                                      F14

NOTE 14 - COMPARATIVE FIGURES

Certain 2004 figures have been reclassified to conform to the financial statements adopted in 2005.

NOTE 15 SUBSEQUENT EVENTS

WARRANT EXTENSION

Effective October 3, 2005, the Company extended the expiry date from October 3, 2005 to April 27, 2006, for 4,214,705 warrants previously issued in the first traunch of the Company's Unit Private Placement in October 2002. Two warrants are exercisable for one share of common stock. Warrants can only be exercised in even lots for full shares of common stock at an exercise price of $0.30 per share.

Additionally, effective October 3, 2005 the Company extended the expiry date from October 10, 2005 to April 27, 2006, for 750,000 warrants issued in the Company's October 2000 Private Placement. The warrants have an exercise price of $0.17 per warrant share.

Effective November 3, 2005, the Company extended the expiry date from November 14, 2005 to April 27, 2006, for 914,705 warrants previously issued in the second traunch of the Company's Unit Private Placement in October 2002. Two warrants are exercisable for one share of common stock. Warrants can only be exercised in even lots for full shares of common stock at an exercise price of $0.30 per share.

On November 7, 2005, the Company elected to issue shares of common stock as payment of interest earned on our 4% convertible debentures issued in September 2004. A total of 348,571 shares of common stock were issued to 10 debenture holders per the debentures.



                                      F15

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

The following discussion should be read in conjunction with the Company's Financial Statements and Notes thereto included elsewhere in this Report.

This Form 10-QSB contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the Company. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any modifications or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that actual financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. This report should be read in conjunction with the Company's Annual Report on Forms 10-KSB, 10-KSB/A (No. 1) and 10-KSB/A (No. 2) for the year ended December 31, 2004 as filed with the Securities and Exchange Commission.

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

CRITICAL ACCOUNTING POLICIES

General

Our discussion and analysis of the financial condition and results of operations are based upon our consolidated condensed financial statements, which have been prepared in accordance with United States Generally Accepted Accounting Principles.

A critical accounting policy is defined as one that is both material to the presentation of our financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on our financial condition and results of operations. Specifically, critical accounting estimates generally require us to make assumptions about matters that are highly uncertain at the time of the estimate; and if different estimates or judgments were used, the use of these estimates or judgments would have a material effect on our financial condition or results of operations.

The estimates and judgments we make that affect the reported amount of assets, liabilities, revenues and expenses are based on our historical experience and on various other factors, which we believe to be reasonable in the circumstances under which they are made. Actual results may differ from these estimates under different assumptions or conditions. We consider our accounting policies related to revenue recognition, the valuation of inventories and accounting for the value of long lived assets and intangible assets to be critical accounting policies.

REVENUE RECOGNITION

The Company recognizes revenue when it is realized or realized and earned. The Company considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred, the amount is fixed and determinable, risk of ownership has passed to the customer and collection of the resulting receivable is reasonably assured.

On a monthly basis, an aged account receivable report is produced and management reviews all account receivables. Management reviews all amounts outstanding greater than sixty days. Based on previous customers payment history, management determines whether an (or portion of an) allowance needs to be provided on each customers' outstanding balance.

INVENTORIES

Raw materials are stated at the lower of cost and replacement cost. Work in process and finished goods inventories are stated at the lower of cost and net realizable value. These costs include the cost of materials plus direct labor applied to the product and the applicable share of overhead. Cost is determined on a first-in-first-out basis.

The Company's policy for valuation of inventory, including the determination of obsolete or excess inventory, requires management to estimate the future demand for the Company's product. Inventory is subject to inexact estimates by management.

The Company purchases on a "buy to order" basis. When a customer orders a product, then the Company purchases the majority of the materials to start manufacturing the product.

VALUATION OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

The Company assesses the impairment on long lived assets and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Intangible assets are stated at cost less accumulated amortization and are comprised of licenses and patents. Unforeseen events, changes in circumstances and market conditions, and material differences in the value of long-lived and intangible assets due to changes in estimates of future cash flows could affect the fair value of the Company's assets and require an impairment charge. Intangible assets are reviewed annually to determine if any events have occurred that would warrant further review. In the event that a further assessment is required, the Company will analyze estimated undiscounted future cash flows to determine whether the carrying value of the intangible asset will be recovered and if an impairment charge will be required.

Patents include all costs necessary to acquire intellectual property such as patents and trademarks, as well as legal costs arising out of litigation relating to the assertion of any Company-owned patents.

RESEARCH AND DEVELOPMENT

The Company is engaged in research and development work. Research and development costs for the acquisition of capital assets that have a future benefit have been capitalized. Due to uncertainties all other costs relating to research and development have been expensed as incurred.

COMPARISON OF THREE MONTH PERIOD ENDED SEPTEMBER 30, 2005 TO THREE MONTH PERIOD ENDED SEPTEMBER 30, 2004

RESULTS OF OPERATIONS

The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Forms 10-KSB, 10-KSB/A (No. 1) and 10-KSB/A (No. 2) for the year ended December 31, 2004.

Revenues for the three month period ended September 30, 2005 increased by $622,486 or 214.4 percent, to $ 912,779 from $ 290,293 for the three month period ended September 30, 2004. Factors that favorably impacted revenue during the three months ended September 30, 2005 included repeat orders from existing customers for the company's diesel substrate products.

Cost of sales for the three month period ended September 30, 2005 increased by $320,226, or 175.1 percent, to $503,139 from $182,913 for the three month period ended September 30, 2004. Cost of sales as a percentage of revenues for the three month period ended September 30, 2005 was 55.1 percent, which is below
63.0 percent for the three month period ended September 30, 2004. The gross margin for the three month period ended September 30, 2005 was 44.9 percent as compared to a gross margin of 37.0 percent for the three month period ended September 30, 2004.

Marketing, office and general expenses for the three month period ended September 30, 2005 increased by $598,989, or 169.3 percent, to $952,825 from $353,836 for the three month period ended September 30, 2004. The increase is primarily the result of an increase in payroll costs of $277,680 as the Company added employees in conjunction with its Research and Development certification programs, sales efforts, and office staff. An increase of $83,081 from investor relations and warrant amortization interest, as it related to the issuance of the convertible debentures in September 2004. An increase of $12,648 related to general costs as the company continues to complete it's expansion of two new facilities and an increase of $ 225,580 due to higher rent, setup and utility costs for the new facility in Montgomeryville PA. and Concord Ontario, Canada, non-employee related engineering development costs supporting new research and development programs and the increase in general and administrative expenses to further support organic growth. As a percentage of revenue, marketing, office and general expenses decreased to 104.4 percent for the three month period ended September 30, 2005, compared to 121.9 percent for the three month period ended September 30, 2004.

Officer's compensation and director's fees for the three month period ended September 30, 2005 increased by $14,074, or 18.0 percent, to $92,308 from $78,234 for the three month period ended September 30, 2004. As a percentage of revenue, officer's compensation and director's fees decreased to 10.1 percent for the three month period ended September 30, 2005, compared to 26.9 percent for the three month period ended September 30, 2004.

Consulting and professional fees for the three month period ended September 30, 2005 decreased by $16,225, to $94,059 from $110,284 for the three month period ended September 30, 2004. The decrease is due in part to less consulting fees paid during the later part of 2005 related to the development and implementation of the Companies two new facilities. As a percentage of revenue, consulting and professional fees decreased to 10.3 percent for the three month period ended September 30, 2005, compared to 38.0 percent for the three month period ended September 30, 2004.

Interest expense on long-term debt was $61,000 for the three month period ended September 30, 2005 as opposed to $19,719 for the three month period ended September 30, 2004. In September 2004, the Company issued $6.1 million of convertible debentures in which the basis of conversion into the Company's common stock is $0.50 per share, which includes warrants to purchase an additional 3.05 million shares of common stock at $1.00 per share which subsequently have been adjusted to $0.85 effective April 21, 2005. The debentures are for a term of three (3) years and earn interest at the rate of 4%.

COMPARISON OF NINE MONTH PERIOD ENDED SEPTEMBER 30, 2005 TO NINE MONTH PERIOD ENDED SEPTEMBER 30, 2004

RESULTS OF OPERATIONS

Revenues for the nine month period ended September 30, 2005 increased by $1,007,135, or 82.8 percent, to $2,223,605 from $1,216,470 for the nine month period ended September 30, 2004. Factors that favorably impacted revenue during the nine months ended September 30, 2005 included repeat orders from existing customers for the company's diesel substrate products.

Cost of sales for the nine month period ended September 30, 2005 increased by $539,531, or 76.2 percent, to $ 1,247,290 from $707,759 for the nine month period ended September 30, 2004. Cost of sales as a percentage of revenues for the nine month period ended September 30, 2005 was 56.1 percent, compared to
58.2 percent for the nine month period ended September 30, 2004. The gross margin for the nine month period ended September 30, 2005 was 43.9 percent compared to a gross margin of 41.8 percent for the nine month period ended September 30, 2004.

Marketing, office and general expenses for the nine month period ended September 30, 2005 increased by $1,366,376, or 151.1 percent, to $2,270,617 from $ 904,241 for the nine month period ended September 30, 2004. The increase is primarily the result of an increase in payroll costs of $ 560,044 as the Company added employees in conjunction with its Research and Development certification programs, sales efforts, and office staff. An increase of $ 215,033 from investor relations and warrant amortization interest, as it related to the issuance of the convertible debentures in September 2004. An increase of $61,821 related to general costs as the company continues to complete it's expansion of two new facilities and an increase of $ 529,478 due to higher rent and utility costs for the new facility in Montgomeryville PA. and Concord Ontario, Canada, non-employee related engineering development costs supporting new research and development programs and the increase general and administrative expenses to further support organic growth. As a percentage of revenue, marketing, office and general expenses increased to 102.1 percent for the nine month period ended September 30, 2005, compared to 74.3 percent for the nine month period ended September 30, 2004.

Officer's compensation and director's fees for the nine month period ended September 30, 2005 decreased by $39,772, or 13.0 percent, to $266,731 from $ 306,503 for the nine month period ended September 30, 2004. As a percentage of revenue, officer's compensation and director's fees decreased to 12.0 percent for the nine month period ended September 30, 2005, compared to 25.2 percent for the nine month period ended September 30, 2004.The decrease was due to a change in management.

Consulting and professional fees for the nine month period ended September 30, 2005 increased by $ 46,212, or 16.8 percent, to $ 321,953 from $ 275,741 for the nine month period ended September 30, 2004. The increase is due in part to fees related to the development and implementation of the Companies two new facilities currently underway. As a percentage of revenue, consulting and professional fees decreased to 14.5 percent for the nine month period ended September 30, 2005, compared to 22.7 percent for the nine month period ended September 30, 2004.

Interest expense on long-term debt was $183,000 for the nine month period ended September 30, 2005 as opposed to $19,719 for the nine month period ended September 30, 2004. In September 2004, the Company issued $6.1 million of convertible debentures in which the basis of conversion into the Company's common stock is $0.50 per share, which includes warrants to purchase an additional 3.05 million shares of common stock exercisable at $1.00 per share which subsequently have been adjusted to an exercise price of $0.85 a share effective April 21, 2005. The debentures are for a term of three (3) years and earn interest at the rate of 4%.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of operating capital have been the proceeds of our various financing transactions. As of September 30, 2005, the Company had cash and cash equivalents of $3,862,740.

Net Cash used in operating activities for the nine month period ended September 30, 2005 amounted to $ 2,289,408 as compared to $ 909,976 for the nine month period ended September 30, 2004. The increase was mainly attributable to the loss, net of depreciation, amortization, provision for uncollectible accounts, amortization of the fair value of the debenture warrant of $ 1,868,284. As well as an increase in operating assets and liabilities of $ 421,124 which was primarily due to an increase of inventory as the company begins to position itself for ongoing manufacturing, offset by an increase in accounts payable and accrued liabilities.

Net Cash used in investing activities was $ 2,325,239 for the nine month period ended September 30, 2005 as compared to $ 62,412 for the nine month period ended September 30, 2004. The capital expenditures in the first three quarters of 2005 were primarily dedicated to the purchase of equipment and leaseholds for the Company's research and development facility located in Montgomery Township, Pennsylvania, and the manufacturing facility in Concord Ontario, Canada.

Net cash provided in financing activities totaled $ 3,844,374 for the nine month period ended September 30, 2005 as compared to $ 6,362,607 for the nine month period ended September 30, 2004. On April 21, 2005, the Company closed an initial traunche of a private placement offering. Pursuant to a subscription agreement with one accredited investor, the Company received $2 million and issued 2,352,941 shares of common stock; three year warrants to purchase 1,300,000 shares of common stock at $0.90 per share; three year warrants to purchase 200,000 shares of common stock at $2.00 per share; and three year warrants to purchase 200,000 shares of common stock at $3.00 per share pursuant to Regulation D of the Securities Act of 1933, as amended. Effective April 21, 2005, in conjunction with the offering, the Company adjusted the exercise price of 3,050,000 three year warrants previously issued to nine (9) accredited investors including AB Odnia an entity affiliated with Bengt Odner a director of the Company from $1.00 per share to $0.85 per share in accordance with the terms of the warrants previously issued by the Company September 15, 2004.

On July 5, 2005, the Company completed a second traunche of a private placement offering. Pursuant to subscription agreements with three accredited investors, the Company received an aggregate of $1,850,000 and issued 2,176,470 shares of common stock; three year warrants to purchase 1,202,500 shares of common stock at $0.90 per share; three year warrants to purchase 185,000 shares of common stock at $2.00 per share; and three year warrants to purchase 185,000 shares of common stock at $3.00 per share pursuant to Regulation D of the Securities Act of 1933, as amended. In connection with the offering, the Company entered into registration rights agreements with the investors and agreed to use its best efforts to file a registration statement for the resale of the common stock and the shares of common stock issuable upon exercise of the warrants within one hundred and twenty (120) days of the date of the agreement.

The Company intends to use the proceeds from these placements for due diligence and investigating compliance issues for potential listing of the Company's securities on new exchanges and for general corporate purposes.

ESW's principal source of liquidity is cash provided by financing activities. ESW's principal use of liquidity will be to finance capital expenditures and to provide working capital availability. ESW expects that total capital expenditures for 2005 will be approximately $3.7 million. These capital expenditures will be used primarily for equipment and facility improvements.

These capital expenditures and our intent to capitalize on an anticipated increase in demand for our products are the steps that we are taking to try to become profitable and generate positive cash flow. However, there can be no assurances that these steps will be completed or that we will become profitable. Based on ESW's current operating plan, management believes cash at September 30, 2005 is sufficient to meet operating needs for at least the next twelve months.

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

The principal of this Debenture is payable in U.S. currency or, at the option of the Company, in shares of Common Stock, par value $0.001 per share (the "Common Stock"), at $.50 per share. At the Company's option, interest on the Debenture will be payable in cash or shares of Common Stock under a conversion formulas as provided in the debenture. On November 7, 2005, the Company elected to issue shares of common stock as payment of interest earned on our 4% convertible debentures. A total of 348,571 shares of common stock were issued to 10 debenture holders for the $244,000 of accrued interest, as per the terms of the debentures.


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

No new accounting pronouncements have been issued during the three-month period ended September 30, 2005 that would have a material impact on the Company's financial statements. The Company has reviewed the status of its accounting pronouncements and believes there are no significant changes from that disclosed in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004, except as provided in this Form 10-QSB.

FOREIGN CURRENCY TRANSACTIONS

None of ESW's revenues during the nine month period ended September 30, 2005 were derived from manufacturing operations in Canada. It is anticipated that revenue from the Canadian operation will be generated in the fourth quarter. The results of operations and the financial position of ESW's operations in Canada is principally measured in Canadian currency and translated into U.S. dollars. The future effects of foreign currency fluctuations between U.S. dollars and Canadian dollars will be somewhat mitigated by the fact that expenses will be generally incurred in the same currency in which revenues will be generated. The future reported income of our Canadian subsidiary will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the Canadian currency.

A portion of ESW's assets at September 30, 2005 are based in its foreign operation and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, Accordingly, ESW's consolidated stockholders' investment will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the Canadian currency.

ESW's strategy for management of currency risk relies primarily upon conducting its operations in the countries' respective currency and ESW may, from time to time, engage in hedging intended to reduce ESW's exposure to currency fluctuations. At September 30, 2005, ESW had no outstanding forward exchange contracts.

ITEM 3. CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURE

EVALUATION OF THE COMPANY'S DISCLOSURE AND INTERNAL CONTROLS.

The Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" as of the end of the period covered by this report. This evaluation was done with the participation of management, under the supervision of the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

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

CONCLUSIONS.

Based on our evaluation the CEO and CFO concluded that the registrant's disclosures, controls and procedures are effective to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security Exchange Commission rules and forms.

(b) CHANGES IN INTERNAL CONTROLS

Not applicable.

                            PART II OTHER INFORMATION

ITEM 5. OTHER INFORMATION

SUBSEQUENT EVENTS

Effective November 3, 2005, the Company extended the expiry date from November 14, 2005 to April 27, 2006, for 914,705 warrants previously issued in the second traunch of the Company's Unit Private Placement in October 2002. Two warrants are exercisable for one share of common stock. Warrants can only be exercised in even lots for full shares of common stock at an exercise price of $0.30 per share.

On November 7, 2005, the Company elected to issue shares of common stock as payment of interest earned on our 4% convertible debentures. A total of 348,571 shares of common stock were issued to 10 debenture holders for the $244,000 of accrued interest, as per the terms of the debentures.

On November 8, 2005 the Company filed with the United States Securities and Exchange Commission a Registration Statement on Form SB-2.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS:

      31.1 Certification of Chief Executive Officer and President pursuant to the Sarbanes-Oxley Act of 2002.

      31.2 Certification of Chief Financial Officer, pursuant to the Sarbanes-Oxley Act of 2002.

      32.1 Certification pursuant to 18 U.S.C. Section 1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2 Certification pursuant to 18 U.S.C. Section 1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B) REPORTS ON FORM 8-K:

A current Report on Form 8-K was filed on October 25, 2005 reporting that the Company extended the expiry date from October 3, 2005 to April 27, 2006, for 4,214,705 warrants previously issued in the first traunch of the Company's Unit Private Placement in October 2002. Two warrants are exercisable for one share of common stock. Warrants can only be exercised in even lots for full shares of common stock at an exercise price of $0.30 per share. Additionally, effective October 3, 2005 the Company extended the expiry date from October 10, 2005 to April 27, 2006, for 750,000 warrants issued in the Company's October 2000 Private Placement. The warrants have an exercise price of $0.17 per warrant share.

A current report on Form 8-K was filed on July 11, 2005 reporting that the Company completed a second traunche of a private placement offering.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: November 11, 2005
Concord, Ontario CANADA

                                ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.


                                BY: /S/ DAVID J. JOHNSON
                                    --------------------
                                    DAVID J. JOHNSON
                                    CHIEF EXECUTIVE OFFICER AND PRESIDENT