Form 10-K
period 2005-12-31
ENVIRONMENTAL SOLUTIONS WORLDWIDE INC
filed 2006-04-03
CIK 1082278

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  for the fiscal year ended - December 31, 2005

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $3,072,236

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $32,220,521 as of March 17, 2006 based upon the closing sale price reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the registrant.

There were 57,607,824 shares of the registrant's Common Stock outstanding as of March 17, 2006.

The following documents are incorporated by reference into this Form 10-KSB: The issuer's Schedule 14(a) Proxy Statement for its Annual Meeting of Shareholders for the Fiscal Year ended December 31, 2005 to be filed within one hundred and twenty (120) days of the end of the issuer's fiscal year or by May 1, 2006.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT. YES [ ] NO [X]

                                      INDEX

PART I                                                                  PAGE NO.
   ITEM 1   Description of Business                                            3
   ITEM 2   Description of Property                                           16
   ITEM 3   Legal Proceedings                                                 16
   ITEM 4   Submission of Matters to a Vote of Security Holders               16

PART II
   ITEM 5   Market for Common Equity and Related
              Stockholder Matters                                             16
   ITEM 6   Management's Discussion and Analysis                              17
   ITEM 7   Financial Statements                                   F-1 thru F-18
   ITEM 8   Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure                             31
   ITEM 8A  Controls and Procedures                                           31
   Item 8B  Other Information                                                 32

PART III
   ITEM 9   Directors, Executive Officers, Promoters and Control Persons,
              Compliance with Section 16 (a) of the Exchange Act.             32
   ITEM 10  Executive Compensation                                            32
   ITEM 11  Security Ownership of Certain Beneficial Owners
              and Management                                                  32
   ITEM 12  Certain Relationships and Related Transactions                    32
   ITEM 13  Exhibits and Reports on Form 8-K                                  32
   ITEM 14  Principal Accountant Fees and Services                            32

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

ITEM 1. DESCRIPTION OF THE BUSINESS

GENERAL

Environmental Solutions Worldwide, Inc. ("ESW"), was formed in 1987 in the State of Florida as BBC Stock Market, Inc. ("BBC") as a development stage enterprise. ESW did not engage in any significant business until January 1999 when it acquired all the issued and outstanding shares of BBL Technologies Inc., a private company based in Ontario, Canada ("BBL"). BBC subsequently changed its name to Environmental Solutions Worldwide, Inc. From 1999 to 2001, ESW was a development stage company based in Ontario Canada. In 2002, ESW relocated its executive offices to its manufacturing facility located at 132 Penn Avenue, Telford, Pennsylvania 18969. In 2005, ESW relocated its principal executive offices and a manufacturing facility located at 335 Connie Crescent, Concord, Ontario L4K 5R2 Canada while maintaining manufacturing and testing facilities in Montgomeryville, Pennsylvania. ESW's telephone number is (905) 695-4142.

ESW is engaged through its wholly owned subsidiaries in the design, development, manufacture and sale of environmental technologies currently focused on the international automotive and transportation industries. ESW currently manufactures and markets a line of catalytic emission control products and catalytic conversion technologies for a number of applications. Our main line of business is the production of catalyzed substrates. Catalyzed substrates are an integral part of catalytic converter systems sold worldwide. Our company serves original equipment vehicle manufacturers ("OEMs") the retrofit markets, and aftermarkets, worldwide.

ESW, through its wholly owned subsidiaries, is the assignee of Canadian and U.S. patents and/or patent pending applications covering catalytic converter technology for automotive and non-automotive uses. ESW's subsidiaries also are the assignee of both Canadian and U. S. patents on spark plug/fuel injector technology for automotive use.

In 2001, ESW formed three wholly owned subsidiaries:

      o ESW America, Inc. (a Delaware corporation) is our technical, research and development division. ESW America houses our U.S. Environmental Protection Agency ("EPA")/ California Air Resources Board ("CARB") recognized engine emissions testing laboratory and certification services "Air Testing Services(TM)" ("ATS"). ESW America can do certification and verifications of internal combustion engines ranging from 0.5 to 600 horse power. ESW America also currently manufactures our Quiet Cat(TM) line of utility engine catalysts as well as the various custom heavy-duty on and off road catalysts for our customers. ESW America is an ISO 9001:2000 certified manufacturing facility.

      o ESW Canada, Inc. (an Ontario corporation) serves as our sales division, managing all sales and marketing globally for our catalytic product lines. ESW Canada also serves as a manufacturing facility producing catalysts for our OEM and distribution partners worldwide.

      o ESW Technologies, Inc. (a Delaware corporation) holds our intellectual property, and or rights to same.

INDUSTRY TRENDS

Our performance and growth is directly related to certain trends, within the global market, for the need to reduce emissions emanating from all types of internal combustion engines. This need is directly related to the global response and efforts by world governments, at all levels, to implement the legislative requirements upon sellers of internal combustion engines, to comply with the more stringent requirements, they demand, for reducing emissions being emitted from these engines into our environment.

The internal combustion engines relate to on road applications such as cars, trucks and busses, as well as numerous off road applications such as construction equipment, farm equipment, industrial equipment, lawn and garden equipment, railway trains and recreational vehicles. Pressure continues to build for lower emissions being emitted from engines in all of these sectors, with diesel Particulate Matter ("PM") standing out as a major contributor to these toxic emissions.

The U.S. Environmental Protection Agency (EPA), the California Air Resources Board (CARB) and individual country environmental agencies continue to place great emphasis on compliance of emission reductions. Since PM is now recognized as a toxic air contaminant, there has been a push to further reduce Particulate Matter (PM) emissions from existing diesel vehicles.

Both the U.S. federal and California governments currently impose stringent emission control requirements on motor vehicles sold in their respective jurisdictions, and it is anticipated that these emission requirements will become even more stringent in the future. As a result, we believe that the markets for off-road vehicles, utility engines and retrofitting existing vehicles will also have great potential for our products in future years.

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

BUSINESS STRATEGY

Our primary business objective is to capitalize on the growing global requirement of reducing emissions, by offering catalyst technology solutions. We intend to continue to execute on the following key strategies in order to leverage our strengths and position ourselves for long-term growth and success:

o Focusing on our core business, we intend to continue to strengthen our growth strategy by seeking complimentary partnerships and investments that provide a competitive advantage and growth opportunities for our core businesses.

o Investing in new product and process technologies, we intend to accelerate our investments in new product and manufacturing process technologies to strengthen and differentiate our product portfolio. We also intend to continue our efforts to develop innovative products and manufacturing processes to serve our customers better globally and improve our product mix and profit margins.

o Maximizing production capabilities, we are currently implementing strategic initiatives designed to improve product quality while reducing manufacturing costs. In addition, we periodically evaluate opportunities to maximize facility and asset utilization. We also evaluate our opportunities to expand our manufacturing capabilities in low-cost regions of the world, which are projected to develop into future domestic sales to emerging markets.

o We intend to focus on strategic partnerships and alliances that do not require significant upfront cash investments to pursue new business opportunities in other environmental products and sectors.

o We will continue to invest in development opportunities and strive to achieve the best practices in organizational vitality, diversity, and sales force strength.

COMPANY HISTORY

We initially sought to develop ceramic based catalytic converter technologies based on the manufacture of catalytic converters with a reduced or no use of precious metals. During late 2000 and early 2001, we acquired specific equipment and technology that helped us implement a new business model which focused on the production of unique metallic based catalytic converter products containing metallic wire based substrates, chemical formulas and precious metals.

In early 2001, we launched our first commercially viable product, The Quiet Cat(TM), a product for small engine applications, which serves as a catalytic converter within the muffler unit. We also developed commercially viable catalytic converter technologies both for diesel and gasoline products. The Clean Cat(R) product line is utilized in diesel applications and the Enviro Cat(TM) product line is employed in gasoline applications. The market for our products include OEM of engines for automotive, off-road and utility products and other manufacturers of equipment using internal combustion engines together with the replacement and retrofit markets for these products. We also launched our Air Sentinel(TM) product line targeted at the large-scale off-road diesel engine market in late 2001. Pro Cat(TM) was also launched during 2001, this catalyst product was designed specifically for CNG/LPG (alternative fuels) engines for the customers in the utility, on-road, off-road and heavy-duty markets. In 2005 we launched our two stroke diesel engine XTRM Cat(TM) product, aimed toward the locomotive and marine industry.

PRINCIPAL PRODUCTS AND THEIR MARKETS:

The combined technologies of our wire mesh substrate and chemical wash coat form the basis for our woven stainless steel mesh catalytic converter. This product can be produced in almost any size and shape. The wire mesh substrate creates a turbulent environment, which increases catalytic activity, and when manufactured for diesel applications are designed to serve as a partial filter of particulate matter, important in diesel emission control. We believe that our chemical wash coat formula is proprietary.

Our customers have integrated our products as a component to meet their own needs, and have, where appropriate, received certification by the EPA, the CARB and other authorities for engine products containing our catalyst products as a component in the certification. Customers have had their engines certified using the our Clean Cat (R), Pro Cat (TM), Quiet Cat (TM) products. Our products are now being marketed both domestically and internationally, including Asia, Europe and Mexico. We offer, and are developing catalyst products which we believe will permit our customers to comply with environmental regulations in effect now and to become effective in the future.

Our catalyst products have been EPA/CARB certified in numerous customer diesel and gas powered engines. Our product has been used for third party engine / vehicle certification programs by the Mexico Government for a 1.4; 1.6; 1.8; 2.8 liter on-road application, as well as certification programs by the Mexico Government for a 5.7; 5.9; 6.8 liter on-road application utilizing CNG/LPG fuels. In March 2003, we became the first company to receive a Performance Verification from ETV Canada for our High Performance Diesel Oxidation Catalyst ("DOC"), for utility engines, achieving a 66.7% PM reduction by weighted average. In 2004 we received an ETV Canada Certificate in an award ceremony at the Globe 2004 Environmental Exposition. We received a Gasoline Passenger Vehicle CARB Verification in August 2004.We are the first company in the world to achieve the Level II designation and received in September 2004 an over the road Heavy Duty Diesel DOC Level II CARB Verification.

The EPA's Voluntary Diesel Retrofit Program signed a Memorandum of Agreement ("MOA") with the State of California Air Resources Board ("ARB") for the coordination and reciprocity in diesel retrofit device verification. The EPA recognizes and accepts those retrofit hardware strategies or device-based systems that have been verified by CARB. This reciprocity agreement allows our CARB verified technology to be used in the remaining 49 states and it allows us to participate in EPA funded programs worldwide.

Our target markets include the following sectors:

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

Through our subsidiaries we possess the rights to U.S. and Canadian patents and/or pending patent applications, which combine spark plug and fuel injector technology. By combining the two devices to work together, it is believed that greater fuel efficiency and reduced toxic emissions can be achieved. However this device has not been confirmed in laboratory emissions tests to date. We believe that a successfully developed product combining spark plug and fuel injector technology could be less expensive than separate individual devices. Direct injection is widely recognized by many OEM's as "next generation" technology that substantially boosts the efficiency of conventional gasoline internal combustion engines enabling them to run a highly stratified, lean-burn combustion process over a wider operating range.

We market our catalyst products using the trade names, Clean Cat(R), Enviro-Cat
(TM), Quiet Cat(TM), Pro Cat(TM), Air Sentinel(TM) and XTRM Cat(TM). These products are marketed for spark ignited gasoline, CNG/LPG (alternative fuels) and diesel engine emissions control, and range in sizes from utility applications to large industrial uses. Some of our products are presently being used by customers who have had their engines certified using ESW catalysts. In addition to manufacturing our own products, we have established relationships with outside catalytic converter assemblers and marketers that fabricate ready to install products that can incorporate our substrates. This has allowed us to concentrate on what we believe is our core technological competency, which is in the development and manufacture of catalyzed substrates.

Prior to 2001, we were a development stage company. Since 2001, when we began selling our spark and compression ignited engine emission control products, we have introduced:

o Clean Cat(R) is a High Performance DOC designed to be utilized on diesel engines.

o Particulate Reactor(TM) is a high efficiency CARB certified Level II (greater than 50% PM) diesel substrate designed to reduce particulate matter in diesel exhaust. It is also designed to reduce hydrocarbons, carbon monoxide and unpleasant odors.

o Quiet Cat(TM) is a combination of our catalyst substrates products with a muffler. These systems are primarily manufactured for alternate fuel powered small utility engines. They can be manufactured for diesel and gasoline fueled internal combustion utility engines as well.

o Enviro Cat(TM) is a three-way gasoline catalytic converter specifically designed for spark ignited internal combustion engine applications.

o Pro Cat(TM) is a three-way catalytic converter specifically designed for internal combustion engine applications that use liquid propane gas or liquid natural gas.

o Air Sentinel(TM) is a heavy-duty industrial catalytic converter/silencer for stationary engines. The Air Sentinel(TM) can be used on diesel, propane, natural gas and diesel fuel.

o RC-2 Cleaning Console(TM) is our patented catalyst cleaning system. It was designed to remove carbon buildup (masking) from the surface of our catalyst substrate.

o XTRM Cat(TM) is a heavy duty oxidation catalytic converter used to reduce Particulate Matter. It is designed for large two stroke diesel engines typically found in the locomotive or marine industries.

The expansion of our Air Testing Services (ATS) testing facility will enable us to expand our existing certification and verification services to OEM's by providing advanced research, engineering and testing capabilities.

DISTRIBUTION METHODS OF PRODUCTS

We have developed certain relationships with OEM's of engines for both automotive and other markets. ESW has developed and employs a strategy whereby it sells products in three principal markets; direct to OEM, producers such as automotive and industrial equipment manufacturers, and in sales to the retrofit and aftermarket or the replacement equipment market through centralized distributors with existing distributions within their individual countries. We also utilize our own sales personnel, local trade magazines and trade shows to complement distribution of our products globally into key markets.

We have also allied ourselves with distribution and engine groups throughout the world. We are currently working with key OEM's to develop first fit catalyst applications. We also are currently working with key distributors in both the European and Asian Markets at the government and local levels to develop retrofit catalyst applications. Our sales and marketing staff works closely with our design and engineering personnel to prepare the materials used for bidding on new business as well as to provide a consistent interface between us and our key customers.

COMPETITION

Currently there is intense competition among companies that provide solutions for pollutant emissions for diesel, gasoline and CNG/LPG alternate fueled engines. We compete primarily on the basis of technology, performance, price, quality, reliability, distribution, customer service, and support. We face direct competition from companies that market products that compete directly with our products with stronger financial, technological, manufacturing and personnel resources. Other companies offer products that potential customers may consider to be acceptable alternatives to our products and services. ESW also faces direct competition with companies who purchase their substrates from others, and do further processing with their own formulas and fabrication for direct sale to the market place. Newly developed products could be more effective and cost efficient than our current products or those we may develop in the future. ESW also faces indirect competition in the form of alternative fuel consumption vehicles, such as those using methanol, hydrogen, ethanol and electricity. Corning and NGK are the two major manufacturers of ceramic cores, which are integral components in current catalytic converter production, and Emitec is the major manufacturer of metal cores. We also face direct competition with companies like Engelhard and Johnson Matthey, who purchase their substrates from others, and do further processing with their own formulas and fabrication for direct sale to the market place.

We believe that Corning Industries is a competitor to ESW products as Corning produces ceramic substrates on a worldwide basis. We believe that we are cost competitive to Corning's ceramic laminar/flow based substrates and that our product uses less precious metals to achieve similar emission reductions when compared to many Corning based catalyzed substrates. ESW's Particulate Reactor(TM) has proven it has higher emissions reductions compared to conventional catalyzed ceramic diesel oxidation catalyst (DOC) substrates.

RAW MATERIALS

The primary raw materials used in the manufacture of our products includes, but is not limited to stainless steel, aluminized steel tubing, precious metals such as platinum and palladium and other components. ESW does not carry large inventories of raw materials or finished products in excess of those reasonably required to meet production and shipping schedules. Overall, raw steel and precious metals accounted for the most significant component of ESW's raw materials costs in 2005. We do spot buys of steel from suppliers to meet customer demand. Steel prices increased slightly during 2005. Platinum prices increase to their highest levels in 2005. Due to a possible increase in steel and precious metal prices in 2006, we expect to implement a strategy in an effort to mitigate the effect of rising steel prices on our results of operations. This strategy includes delaying increases from raw material suppliers; selling steel off cuts and scrap at the highest possible price; increase cost reduction programs throughout the business; and lastly negotiate price relief from customers. We do not currently hedge any of our raw materials; however we would consider this approach as demand for our products increase. ESW's results of operations will continue to be adversely affected by higher steel and precious metal prices unless it is successful in passing along these increases to customers or otherwise offset these operating costs.

Other raw materials or components purchased by ESW include tools, jigs, fasteners, and other steel and component products, all of which are available from numerous sources.

CUSTOMERS

While we only began the commercial sale of our products during Fiscal 2001, we recorded sales from approximately 29 customers in Fiscal 2005 as compared to 26 in Fiscal 2004. One of these customers accounted for 50% and two other customers each accounted for 11% of our revenue in Fiscal 2005. In Fiscal 2004, one customer accounted for 30% and two other customers each accounted for 17% and 12% of our revenue. We anticipate continuing our program of establishing long-term relationships with our existing customers. Our sales and marketing efforts are designed to create overall awareness of our technology solutions and our manufacturing capabilities in order to have ESW considered and selected to supply its products for new and retrofit applications. Most of our sales and marketing personnel have engineering backgrounds which enable them to understand and participate in the design and engineering aspects of acquiring new business as well as ongoing customer service. When deemed appropriate, ESW also participates in industry trade shows. The loss of, or major reduction in business from, one or more of our major customers could have a material adverse effect on our liquidity, financial position, or results of operations.

PATENT AND TRADEMARKS

We are developing technologies or furthering the development of acquired technologies through internal research and development efforts by our engineers. Where practical we are seeking to obtain the exclusive rights to use technology related to our industry through patents or licenses for proprietary technologies or processes.

Through our wholly owned subsidiaries, we hold both Canadian and US patents and pending applications covering our catalytic converter technology. The protections provided by patents and those sought by pending patents are important to our business, although management believes that no individual right is material to our business at the present time. There can be no assurance that these patents, combined with pending patent applications or existing or future trade secret protections that we seek will survive legal challenge, or provide meaningful levels of protection.

The Canadian patent only affords protection against the manufacture, use or sale of the patented technology within Canada. The US patent application for our diesel catalytic converter, Clean Cat(R) was filed on October 31, 2000 and has not been challenged as of this date. There can be no assurances that any patents we may have or have applied for or any agreements we have in place or enter into will protect our technology and or prevent competitors from employing the use of our design and production information. Moreover, there is no guarantee that our proprietary rights will provide any significant competitive advantages.

Additionally, we possess certain registered, pending and common law trademarks. We consider the goodwill associated with our trademarks to be an important part of our developing product identity.

PRODUCT CERTIFICATION

To date, our customers have acquired, where necessary, engine certifications and catalyst certifications using our products from such authorities as the EPA, Mexico Department of Ecology, and CARB; ESW currently has certification in its own name from the EPA, CARB and the Canada ETV for gasoline and diesel products.

We have become the first catalytic substrate manufacturer and catalyst coating company in North America to verify a metallic wire mesh substrate based catalytic converter system as a gasoline retrofit replacement device. It is believed that the receipt of this exemption may allow for potential sales opportunities into the replacement catalytic converter and retrofit market in California.

ESW has become the first catalytic substrate manufacturer and catalyst coating company in the world to verify a metallic wire mesh substrate based catalytic converter system as a passive stand alone Level II diesel retrofit replacement device. To date, no other catalyst manufacturer has received this status without the usage of secondary technologies.

The California Air Resource Board ("CARB") has established three primary technology levels for diesel catalyst verifications.

            LEVEL I:     Particulate Matter (PM) reduction greater than 25%
            LEVEL II:   PM reduction greater than 50%
            LEVEL III:  PM reduction greater than 85%

In September 2004, we received a Level II CARB Executive Order for our advanced Diesel Catalyst (Particulate Reactor (TM)) for all diesel engine models from the 1991 through 1993 model years used in on-road applications operating on standard CARB diesel fuel, and subsequently requested the Executive Order be expanded to include Medium Heavy Duty applications (up to and including 8 liter) for engine models from 1994 through 1997. CARB is presently reviewing this request. Additionally, we have received an Executive Order from CARB which permits sale of catalytic converters for use on 4 liter or smaller gas engines for all model years up to 1995 on which GVW (gross vehicle weight) is 3,750 pounds or less.

ESW is currently pursuing the expansion of its current product verification for a wider vehicle application range.

Our metallic wire mesh substrate catalytic converter system has been used by a customer to obtain verification as a gasoline retrofit device in the Mexico Government initiated on-road PIREC program. This verification covers engine sizes from 1.4 displacement liter to 2.8 liter.

Our metallic wire mesh substrate catalytic converter system has been used by a customer to obtain verification as a CNG/LPG retrofit device. This certification is valid when our product is used in conjunction with an IMPCO or a LOVATO fuel management technology. This certification has been issued by the Mexico Government for on-road vehicles with engine sizes ranging from 5.7 liter displacement to 6.8 liter.

ESW's products are generally sold according to appropriate government application regulations; however, we do not necessarily need government approval to sell our products into unregulated markets.

WARRANTY MATTERS

We may face an inherent business risk of exposure to product liability and warranty claims in the event that our products fail to perform as expected. We cannot assure that we will not experience any material warranty or product liability losses in the future or that we will not incur significant costs to defend such claims. In addition, if any of the products are or are alleged to be defective; we may be required to participate in a recall involving such products. Each of our customers has its own policy regarding product recalls and other product liability actions relating to its suppliers. A successful claim brought against us or a requirement to participate in a product recall may have a material adverse effect on our business. Some OEMs and emission solution customers are also increasingly requiring their outside suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products. Depending on the terms under which we supply products to these customers, the customer may hold us responsible for some or all of the repair or replacement costs of defective products, when the product supplied did not perform as represented.

We carry insurance for certain legal matters including product liability; however, we do not carry insurance for recall matters, as the cost and availability for such insurance, in the opinion of management, is cost prohibitive or not available.

To date we have not had any product warranty matters.

MANUFACTURING

We are making capital investments in manufacturing capability to support our products. We are in the final stages of the process of setting up the production line equipment necessary to produce our metallic substrates from the base materials, along with the equipment needed to apply the final chemical wash coat and catalyst materials. Our new substrate manufacturing plant located in Concord Ontario, Canada, is intended to enable us to control the complete manufacturing process required for production of catalyzed substrates. Catalyzed substrates are the integral part of all catalytic converter systems sold worldwide.

We are also making a capital investment in our Tech Center based in Montgomeryville Pennsylvania. This facility will be manufacturing and providing the catalytic and chemical wash coat solutions for the new Concord Ontario plant. As well all of our emission testing laboratories and testing capabilities are located there. The new 40,200 sq ft facility houses a state of the art 18,000 sq ft expansion of "Air Testing Services", our EPA/CARB recognized engine/vehicle emissions testing lab. The new facilities when fully operational will include several new testing systems, including nine dedicated engine and vehicle chassis test cells. These cells are used for certification and verification for engines ranging from 0.5 to 600 horse power.

It is believed that the Air Testing Services ("ATS") group will now be equipped to better service our clientele for engine testing as well as EPA/CARB emissions testing and certification programs. ATS will also be in a better position to provide additional testing support for our internal research and development ("R&D") programs.

The upgrading of our manufacturing and testing capabilities are required to increase the flexibility, efficiency and improve the operating quality, while minimizing the overall effective costs, to produce our products.

We utilize our ISO 9001:2000 protocols and structured communication meetings at all levels of manufacturing to provide training and instruction as well as to assure a cohesive, focused effort toward common goals. ESW encourages employee involvement in all aspects of its business and views such involvement as a key element in its future success. ESW also pursues involvement from its suppliers and customers, which it believes is necessary to assure a consistent high quality and on time delivery of raw materials, components and finished products.

RESEARCH AND DEVELOPMENT

Prior to fiscal 2001, we were a development stage company. Starting in fiscal 2001, we began the transition from a development stage to an operating (manufacturing) company. During the last three fiscal years, $546,038 was spent on research and development activities. In 2005 this amount was $541,811, as we aggressively pursued testing and research and development for new products to serve potential customers. We believe that, through a combination of proprietary methods for improving our catalyzed substrates there are prospects for the development of innovative applications outside of our present product line. We continue to expense further resources on new research and development projects.

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

EMPLOYEES

ESW and its subsidiaries presently employ 51 full-time and 2 part-time employees. We do not have any collective bargaining agreements and considers our relationship with our employees to be good.

                                  RISK FACTORS

IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDING, WE MAY HAVE TO SIGNIFICANTLY CURTAIL THE SCOPE OF OUR OPERATIONS AND ALTER OUR BUSINESS MODEL.

Management believes that profitable operations are essential for ESW to become viable. However, our sales and revenues continue to be unpredictable. In the event that profitable operations are not achieved, our present financial resources should allow us to continue operations through at least the next six months. Should we receive a large order (defined by management as one in which monthly production and deliveries would exceed $1 million), we believe that we would need to either negotiate extremely favorable payment terms providing for at least some advance payment or we will need to obtain either debt or equity financing to allow us to purchase sufficient raw materials and meet our working capital needs. If additional financing is required and not available when required or is not available on acceptable terms, we may be unable to continue our operations at current levels or satisfy the requirements necessary to fill a large order. We are engaged in seeking additional financing in a variety of venues and formats and we continue to impose actions designed to minimize our operating loses. We would consider strategic opportunities, including investment in us, a merger or other acceptable transactions, to sustain our operations. There can be no assurances that additional capital will be available to us on acceptable terms, or at all. If we are unable to obtain additional financing or to arrange a suitable strategic opportunity, our business may be placed in significant financial jeopardy.

OUR FORMER INDEPENDENT PUBLIC ACCOUNTANTS, RESIGNED EFFECTIVE OCTOBER 20, 2004 WHICH MAY LIMIT YOUR ABILITY TO SEEK RECOURSE AGAINST THEM IN THE EVENT OF A CLAIM.

On October 20, 2004, our former public accountants informed us that they were resigning as our independent registered public accounting firm as they were no longer able to service our needs as a public company. The resignation was not sought or recommended by our audit committee or our Board of Directors. We subsequently learned that our prior auditors discontinued accounting practice and no longer is an active operating entity engaged in the practice of public accounting and auditing work. Due to our prior auditor's resignation and discontinuation of public practice, investors and shareholders of our common stock may have limited recourse against our prior auditor in the event of any claims associated with prior work performed on behalf of the Company.

WE HAVE INCURRED LOSSES IN THE PAST AND WE EXPECT TO INCUR LOSSES IN THE FUTURE.

We have incurred losses in each year since our inception. Our net loss for the fiscal year ended December 31, 2005 was $3,347,227 and our accumulated deficit as of December 31, 2005 was $14,908,509. As our sales and revenue continue to be unpredictable, we expect to experience additional periods with operating losses.

THE PRICE OF OUR SHARES MAY BE ADVERSELY AFFECTED BY THE PUBLIC SALE OF A SIGNIFICANT NUMBER OF THE SHARES ELIGIBLE FOR FUTURE SALE.

Of the 39,709,879 shares included in our SB-2 registration statement Reg No.333-129579, declared effective by the SEC on December 22, 2005, approximately
13.3 million shares may under certain circumstances be eligible for resale pursuant to Rule 144. Sales of a large amount of our common stock in the public market could materially adversely affect the market price of our common stock. Such sales may also inhibit our ability to obtain future equity or equity-related financing on acceptable terms. At our Annual Meeting of Stockholders on June 23, 2005, our stockholders approved an increase in the number of authorized shares of the common stock from 100,000,000 to 125,000,000. The issuance of additional shares could have a significant adverse effect on the trading price of our common stock.

WE HAVE PREVIOUSLY ISSUED CERTAIN WARRANTS THAT CONTAIN PRICE ADJUSTMENT PROTECTION THAT MAY HAVE AN ADVERSE EFFECT ON THE TRADING PRICE OF OUR COMMON STOCK.

We have previously issued warrants that if exercised would result in 8,234,855 shares of our common stock being issued. These warrants have various price protections that allow for reduction in the exercise price in the event we undertake an offering with more favorable terms.

THE SALE OF MATERIAL AMOUNTS OF OUR COMMON STOCK TO FINANCE THE CONTINUING OPERATIONS OF THE COMPANY MAY SUBSTANTIALITY DILUTE OUR COMMON STOCK AND PLACE SIGNIFICANT DOWNWARD PRESSURE ON ITS TRADING PRICE.

Our need to raise funds through the sale of equity may result in the issuance of a significant number of shares of common stock in relation to the number of shares currently outstanding. In the past, we have raised money through the sale of shares of our common stock and derivative securities at a discount to the current market price of our common stock. These arrangements have taken various forms including Private Investments in Public Equities or "PIPE" transactions. The perceived risk of dilution may cause our existing stockholders and other holders to sell their shares of stock, which would contribute to a decrease in our stock price. In that regard, significant downward pressure on the trading price of our stock may also cause investors to engage in short sales, which would further contribute to significant downward pressure on the trading price of our stock.

                RISKS RELATED TO THE MARKET FOR OUR COMMON STOCK

THE PRICE OF OUR COMMON STOCK HAS BEEN HIGHLY VOLATILE.

Our common stock has traded as low as $0.44 per share and as high as $1.24 per share in the twelve (12) month ended December 31, 2005 and as high as $0.79 per share in our current fiscal year. Some of the factors leading to the volatility include:

o price and volume fluctuation in the stock market at large which do not relate to our operating performance;

o     fluctuation in our operating results;

o     concerns about our ability to finance our continuing operations;

o financing arrangements which may require the issuance of a significant number of shares in relation to the number shares of our common stock currently outstanding;

o announcements of agreements, technological innovations or new products which we or our competitors make;

o costs and availability of precious metals used in the production of our products; and

o     fluctuations in market demand and supply of our products.

OUR COMMON STOCK IS CURRENTLY TRADED ON THE OVER-THE-COUNTER-BULLETIN-BOARD AND AN INVESTOR'S ABILITY TO TRADE OUR COMMON STOCK MAY BE LIMITED BY TRADING VOLUME.

The trading volume in our common stock has been relatively limited. A consistently active trading market for our common stock may not continue on the Over-The-Counter-Bulletin-Board. The average daily trading volume in our common stock on the Over-The-Counter-Bulletin-Board for the month ended February 28, 2005 was approximately 34,689 shares.

                          RISKS RELATED TO OUR BUSINESS

OUR QUARTERLY RESULTS MAY FLUCTUATE DUE TO CERTAIN REGULATORY, MARKETING AND COMPETITIVE FACTORS OVER WHICH WE HAVE LITTLE OR NO CONTROL.

The factors listed below some of which we cannot control may cause our revenues and result of operations to fluctuate significantly:

o Actions taken by foreign regulatory bodies relating to the certification of our products.

o The extent to which our "Clean Cat(R)" and "Quiet Cat(TM)" catalytic converter products obtain market acceptance.

o     The timing and size of customer purchases.

o Customer concerns about the stability of our business which could cause them to seek alternatives to our product.

WE ARE CURRENTLY DEPENDENT ON A FEW MAJOR CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUES.

While we began commercial sales of our products during the first quarter of fiscal 2001, we recorded sales from approximately 29 customers in fiscal 2005. Three of these customers accounted for 50%, 11% and 11%, respectively of our revenue in fiscal 2005. 26 other customers each accounted for approximately 6% or less. We intend to establish long-term relationships with our customers and continue to expand our customer base. While we diligently seek to become less dependent on any one customer, it is likely that certain contractual relationships may result in one or more customers contributing to a significant portion of our revenue in any given year for the foreseeable future. The loss of one or more of these significant customers may result in a material adverse effect on our revenues and our ability to become profitable or our ability to continue our business operations.

WE HAVE LIMITED EXPERIENCE SELLING AND MARKETING OUR PRODUCTS.

Although we have entered into exclusive marketing and distribution agreements with Fleetguard Emission Solutions, at the current time, we have limited marketing capability as compared with many of our competitors and we do not have a large sales, promotion and marketing budget as we are constrained by our lack of working capital and our ability to raise the necessary cash flow from our business operations to re-invest in our marketing programs. As a result of our limited marketing capabilities, we are forced to rely upon customer referrals, trade publications and a small sales force. Our competitors have direct advertising and sales promotion programs for their products as well as sales and marketing personnel that may have a competitive advantage over us in contacting prospective customers. Our position in the industry is considered minor in comparison to that of our competitors, and while we continue to develop and explore new marketing methods and techniques such as, trade show representation and programs directed toward foreign customers, our ability to compete at the present time is limited. Our success depends upon the ability to market, penetrate and expand markets and form alliances with third party international distributors. However, there can be no assurances that:

o     our direct selling efforts will be effective;

o     we will obtain an expanded degree of market acceptance;

o we will be able to successfully form relationships with international distributors to market our products.

WE DEPEND UPON THE MARKETABILITY OF TWO PRIMARY PRODUCTS - CLEAN CAT(R) AND QUIET CAT.(TM)

Our Clean Cat(R) and Quiet Cat(TM) catalytic converters are our two primary products. We may have to cease operations if either of our primary products fails to achieve market acceptance and/or generates significant revenues. Additionally, the marketability of our products is dependent upon obtaining certifications as well as the effectiveness of the product in relation to various environmental regulations in the various jurisdictions we market and sell our products.

WE MAY NOT BE ABLE TO SUCCESSFULLY DEVELOP AND MARKET NEW PRODUCTS THAT WE PLAN TO INTRODUCE OR OBTAIN DIRECT OR INDIRECT CERTIFICATION APPROVALS WITH RESPECT TO OUR PRODUCTS.

We plan to develop other catalytic converter products and technologies. There are numerous developmental and certification issues that may preclude the introduction of these products into commercial sale. If we are unable to demonstrate the feasibility of these products or obtain certifications for our products from such agencies as the Environmental Protection Agency (EPA), the Mexico Department of Ecology, or the California Air Resources Board (CARB), we may have to abandon them or alter our business plan. Such modifications to our business plan will likely delay achievement of milestones related to revenue increases and achievement of profitability.

WE FACE CONSTANT CHANGES IN GOVERNMENTAL STANDARDS BY WHICH OUR PRODUCTS ARE EVALUATED.

We believe that due to the constant focus on the environment and clean air standards throughout the world, we will be required in the future to adhere to new and more stringent regulations both domestically and abroad as governmental agencies seek to improve standards required for certification of products intended to promote clean air. In the event our products fail to meet these ever changing standards, some or all of our products may become obsolete.

WE HAVE LIMITED EXPERIENCE IN MANUFACTURING OUR PRODUCTS AND LITTLE EXPERIENCE IN MANUFACTURING OUR PRODUCTS IN COMMERCIAL QUANTITIES.

We may encounter difficulties in ramping up our production of our current and any future products due to such reasons as:

o     lack of working capital necessary to gain market acceptance;

o     quality control and assurance;

o     raw material supplies;

o     shortages of qualified personnel;

o     equipment capable of producing large quantities; and

o     sufficient manufacturing space.

Any of the foregoing would effect our ability to meet increases in demand should our products gain market acceptance and reduce growth in our sales revenues.

WE FACE INTENSE COMPETITION AND RAPID TECHNOLOGICAL ADVANCES BY COMPETITORS.

Competition among companies that provide solutions for pollutant emissions from diesel, leaded and unleaded engines is intense. Several companies market products that compete directly with our products. Other companies offer products that potential customers may consider to be acceptable alternatives to our products and services. We face direct competition from companies with far greater financial, technological, manufacturing and personnel resources, including Corning, NGK and Emitec. Corning and NGK are the two major manufacturers of ceramic cores, which are integral components in current catalytic converter production, and Emitec is the major manufacturer of metal cores. We also face direct competition with companies like Engelhard and Johnson Matthey, who purchase their substrates from others, and do further processing with their own formulas and fabrication for direct sale to the market place. Newly developed products could be more effective and cost efficient than our current products or those we may develop in the future. Many of our current and potential future competitors have substantially more engineering, sales and marketing capabilities, substantially greater financial technological and personnel resources, and broader product lines than we do. We also face indirect competition in the form of alternative fuel consumption vehicles such as those using methanol, hydrogen, ethanol and electricity.

WE CLAIM CERTAIN PROPRIETARY RIGHTS IN CONNECTION WITH THE DESIGN AND MANUFACTURE OF OUR PRODUCTS.

The protections provided by patents and those sought by pending patents are important to our business, although we believe that no individual right is material to our business at the present time. There can be no assurance that these patents, combined with pending patent applications or existing or future trade secret protections that we seek will survive legal challenge, or provide meaningful levels of protection. Additionally, there can be no assurances when these patents or pending patents may be assigned to ESW directly. The Canadian patent only affords protection against the manufacture, use or sale of the patented technology within Canada. The US patent application for our diesel catalytic converter, Clean Cat(R) was filed on October 31, 2000 and has not been challenged as of this date. We do not presently have any worldwide patent protection nor do we have any immediate plans to file for protection in any foreign countries other than Canada. There can be no assurances that any patents we may have or have applied for or any agreements we have in place or enter into will protect our technology and or prevent competitors from employing the use of our design and production information.

ATTRACTION AND RETENTION OF KEY PERSONNEL.

Our future success depends in significant part on the continued services of key technical sales and senior management personnel. The loss of any of our executive officers or other key employees could have materially adverse effects on our business, results of operations and financial condition. Our success depends upon our continued ability to attract and attain highly qualified technical sales and managerial personnel. There can be no assurances that we can attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future.

WE ARE DEPENDANT UPON KEY SUPPLIERS FOR CERTAIN PRECIOUS METALS WHICH ARE A NECESSARY COMPONENT OF OUR PRODUCTS.

An element of the production process of our products includes certain raw materials including:

o     stainless steel;
o     steel tubing;
o     precious metals; and
o     components.

An extended interruption of the supply of precious metals necessary for the production of our products could have an adverse effect on us. Further, a substantial price increase of the raw materials that are components of our products could also have an adverse effect on our business. We currently rely on third party vendors to provide certain components of our products. We currently do not have any fixed commitments from suppliers to provide supplies.

WE DO NOT HAVE A SIGNIFICANT LEVEL OF PRODUCT LIABILITY INSURANCE DUE TO ITS HIGH COST.

We develop, market and sell catalytic converter products. Any failure of our products may result in a claim against us. Due to the high cost of product liability insurance, we do not maintain significant amounts of insurance to protect against claims associated with use of our product. Any claim against us, whether or not successful, may result in our expenditure of substantial funds and litigation. Further, any claims may require management's time and use of our resources and may have a materially adverse impact on us.

ITEM 2. PROPERTIES

We do not own real property. Through our subsidiary ESW Canada, Inc. we lease our executive, sales and marketing offices as well as our production center which total approximately 50,000 square feet located at 335 Connie Crescent, Concord, Ontario Canada under an offer to lease that expires July 14, 2010. Additionally, our wholly owned subsidiary ESW America, Inc. leases approximately 40,200 square feet at 2 Bethlehem Pike Industrial Center, Montgomery Township, Pennsylvania. The leasehold space houses our research and development facilities. The lease expires January 31, 2010.

ITEM 3. LEGAL PROCEEDINGS

None.

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

The following table sets forth the high and low bid prices for the Common Stock for the quarters indicated, as reported by Bloomberg Reporting Service. Such market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions:

Fiscal 2006                                     HIGH          LOW

      1ST Quarter through March 17,2006        $0.79        $ 0.55

FISCAL 2005                                     HIGH          LOW

      1ST QUARTER                             $ 1.24        $ 0.44
      2ND QUARTER                               1.01          0.59
      3RD QUARTER                               0.85          0.63
      4TH QUARTER                               0.87          0.54

FISCAL 2004                                     HIGH          LOW

      1ST QUARTER                             $ 0.62        $ 0.45
      2ND QUARTER                               0.48          0.21
      3RD QUARTER                               0.66          0.25
      4TH QUARTER                               0.58          0.38

At March 17, 2006, there were approximately 281 holders of record of the Company's Common Stock. The Company estimates there are approximately 4,500 additional stockholders with stock held in street name. On March 17, 2006, there were 57,607,824 shares of common stock outstanding.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth as at December 31, 2005 securities authorized for issuance under equity compensation plans.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                    (A)                   (B)                                  (C)
------------------------------------------------------------------------------------------------------------------------------------
            Plan Category                  Number of Securities    Weighted-average         Number of securities remaining available
                                           to be issued upon       exercise price of        for future issuance under equity
                                           exercise of out-        outstanding options,     compensation plans (excluding securities
                                           standing options,                                in column (a)
                                           warrants and rights
------------------------------------------------------------------------------------------------------------------------------------
2002 Stock Option Plan (Shareholder
Approved. Authorized - 5,000,000 shares)        2,440,000                 $0.66                             2,560,000
------------------------------------------------------------------------------------------------------------------------------------

As reflected in the aggregate numbers above, the following options were awarded under the company's 2002 stock plan in fiscal 2005.

In January 2005, the Company issued 35,000 stock options to one employee at an exercise price of $0.50 per share (fair-market value at the date of grant). These options expire three years from the date of grant.

In December 2005, the board of directors approved the aggregate award of 995,000 stock options to three employees, three executive officer/directors and two outside directors. The options have immediate vesting with an exercise price of $1.00 per share (which was in excess of the fair-market value of the company's common stock at the date of grant) with an exercise period of five years from the date of award.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS

The following discussion should be read in conjunction with our Financial Statements and Notes thereto included elsewhere in this Report.

This Form 10-KSB contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of our business. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release any modifications or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we caution investors that actual financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, us. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Risks and uncertainties inherent in forward-looking statements include, but are not limited to:

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

o Litigation against the company that may direct resources away from business development

OVERVIEW

We develop, manufacture and sell environmental technology solutions, and are currently focused on the international automotive, transportation and utility engine industries. We manufacture and market a line of catalytic control products including a line of finished catalytic muffler products, proprietary catalytic converter substrates and catalytic conversion technologies for a number of applications.

Our main line of business is the production of catalyzed substrates. Catalyzed substrates are an integral part of catalytic converter systems sold worldwide. Our company serves both original equipment vehicle manufacturers ("OEMs") and the replacement markets, or aftermarket, worldwide. For 2006 we are organizing into two major operating segments of business. The manufacturing of catalytic converters and the emissions certification and verification of internal combustion engines ranging from 0.5 to 600 horse power.

Our primary business objective is to capitalize on the growing global requirement of reducing emissions, by offering catalyst technology solutions to the market. We have developed certain relationships with OEM's of engines for both automotive and other markets. As part of our efforts to grow our business, as well as to achieve increased production and distribution efficiencies we are making capital investments in manufacturing capability to support our products as well as expensing money on research and development for new products to serve potential customers.

Factors that are critical to our success include winning new business, managing our manufacturing to ensure proper levels in line with business needs, maintaining competitive wages and benefits, maximizing efficiencies in manufacturing processes, and reducing overall costs. In addition, our ability to adapt to key industry trends, such as increasing technologically sophisticated products, changing aftermarket distribution partners, and increasing environmental standards, also plays a critical role in our success. Other factors that are critical to our success include adjusting to environmental and economic challenges such as increases in the cost of raw materials and our ability to successfully reduce the impact of any such cost increases through material substitutions, cost reduction initiatives and other methods.

We have a substantial amount of indebtedness. As such, our ability to generate cash, both to fund operations and service our debt, is also a significant area of focus for our company. See "Liquidity and Capital Resources" below for further discussion of cash flows.

Total revenues for 2005 were $3.07 million, a sixty one percent increase over 2004. The increase in orders for our Quiet Cat (TM) line and diesel substrate products primarily drove this increase.

We have developed commercially viable proprietary catalytic converter technologies for diesel, gasoline and alternative (CNG/LPG) fueled combustion engines. Our unique technology consists of a wire based mesh substrate and wash coat formulas, which form the basis for the catalyzed substrate. The finished product can be produced in a myriad of sizes and shapes. The substrate creates a turbulent flow environment which increases catalytic activity and serves as a filter of particulate matter, important in diesel emission control.

Our catalyst products have been extensively tested in house, as well as by Original Equipment Manufactures (OEM's) and by independent third parties. We believe they demonstrate superior performance to comparable competing products. Our customers have incorporated our products to meet their own needs, and have, in specific instances, received certification for their product applications from the Environmental Protection Agency (EPA) and the California Air Resources Board (CARB). Customers have had their engines certified using our Clean Cat
(R), Pro Cat (TM), Quiet Cat (TM) catalyst products and services. Our catalyst products are being marketed both domestically and internationally, including in such continents as Asia, Europe and countries as Canada and Mexico.

In September 2004, we received a Level II California Air Resources Board (CARB) Executive Order for our proprietary advanced Diesel Catalyst (Particulate Reactor TM) for all diesel engine models from the 1991 through 1993 model years used in on-road applications operating on standard CARB diesel fuel, and subsequently requested the Executive Order be expanded to include Medium Heavy Duty applications (up to and including 8 liter) for engine models from 1994 through 1997. CARB is presently reviewing this request. Additionally, we have received an Executive Order from CARB, which permits sale of catalytic converters for use on 4 liter or smaller gas engines for all model years up to 1995 on which GVW (gross vehicle weight) is 3,750 pounds or less.

Our subsidiary ESW America Inc. is in full compliance with ISO 9001:2000, the ISO standards developed by the International Organization for Standardization which provide an international benchmark for quality systems and foundation for continuous improvement and assurance in design, development and manufacturing. The ISO mandates that we follow strict quality guidelines, administrative protocol and safety procedures to a recognized international standardized code. ISO auditors confirm compliance by auditing us periodically. We passed our most recent surveillance audit in June 2005, and are in full compliance with the ISO requirements. We currently hold a full registration certificate effective until March of 2007. Our subsidiary ESW Canada Inc. in it's new manufacturing facility, is in the implementation process of the ISO 9001:2000 standard Management considers an ISO certification essential for us to do business with many export customers.

COMPARISON OF YEAR ENDED DECEMBER 31, 2005 TO YEAR ENDED DECEMBER 31, 2004

RESULTS OF OPERATIONS

Revenues for the year ended December 31, 2005 increased by $1,165,532, or 61.1 percent, to $3,072,236 from $1,906,704 for the year ended December 31, 2004. The primary factor that favorably impacted revenue during the year ended December 31, 2005 included repeat orders from existing customers for our Quiet Cat(TM) line and diesel substrate products.

Cost of sales for the year ended December 31, 2005 increased by $769,058, or
65.9 percent, to $1,935,711 from $1,166,653 for the year ended December 31, 2004. Cost of sales as a percentage of revenues for the year ended December 31, 2005 was 63.0 percent, which is higher as compared to 61.2 percent for the year ended December 31, 2004. The gross margin for the year ended December 31, 2005 was 37.0 percent as compared to a gross margin of 38.8 percent for the year ended December 31, 2004. The reason for the slight decrease in the gross margins percentage is due to increased steel and precious metal prices in 2005. We have implemented a strategy in an effort to mitigate the effect of rising steel prices on our results of operations. This strategy included delaying increases from raw material suppliers; selling steel off cuts and scrap at the highest possible price; increase cost reduction programs throughout the business; and lastly negotiate price relief from customers. We do not currently hedge any of our precious metals materials; however we would consider this approach as demand for our products increase. Our results of operations will continue to be adversely affected by higher steel and precious metal prices unless we are successful in passing along these increases to our customers or otherwise offset these operating costs.

Marketing, office and general expenses for the year ended December 31, 2005 increased by $1,344,156, or 101.1 percent, to $2,674,282 from $1,330,126 for the year ended December 31, 2004. The increase is primarily due to additional staff hired with the opening of the Canadian plant, as well as the expenses involved in ramping up the two new facilities, which resulted in an increase in costs of $509,063. There was an increase of $123,803 from the warrant amortization interest, which is a non-cash item, as it related to the issuance of the convertible debentures in September 2004. There was an increase of $120,571 in investor relations. An increase of $100,709 related to travel and general costs due to building the two new facilities. There was an increase of $490,010 due to rent, insurance general plant and utility costs for the two new facilities in Montgomeryville Pennsylvania and in Concord, Ontario, Canada. As a percentage of revenue, marketing, office and general expenses increased to 87.0 percent for the year ended December 31, 2005, compared to 69.8 percent for the year ended December 31, 2004.

R & D for the year ended December 31, 2005 increased by $538,445 to $541,811 from $3,366 for the year ended December 31, 2004. We aggressively pursued testing and research and development in our efforts to develop innovative products to serve our customers better globally and improve our product mix and profit margins. We believe that this expenditure will result in increase orders for our products. As a percentage of revenue R & D expense increased to 17.6% for the year ended December 31, 2005 compared to 0.2% for the year ended December 31, 2004.

Officer's compensation and director's fees for the year ended December 31, 2005 decreased by $3,987, or 1.0 percent, to $390,191 from $394,178 for the year ended December 31, 2004. As a percentage of revenue, officer's compensation and director's fees decreased to 12.7 percent for the year ended December 31, 2005, compared to 20.7 percent for the year ended December 31, 2004. The decrease was due to a change in management.

Consulting and professional fees for the year ended December 31, 2005 decreased by $46,471, or 12.7 percent, to $319,244 from $365,715 for the year ended December 31, 2004. The decrease is due to higher fees paid in 2004 for consulting fees related to the development and implementation of our two new facilities. As a percentage of revenue, consulting and professional fees decreased to 10.4 percent for the year ended December 31, 2005, compared to 19.2 percent for the year ended December 31, 2004.

Interest expense on long-term debt was $244,000 for the year ended December 31, 2005 as opposed to $72,364 for the year ended December 31, 2004. In September 2004, we issued $6.1 million of convertible debentures in which the basis of conversion into our common stock is $0.50 per share, which includes warrants to purchase an additional 3.05 million shares of common stock exercisable at $1.00 per share which subsequently have been adjusted to an exercise price of $0.85 a share effective April 21, 2005. The debentures are for a term of three (3) years and earn interest at the rate of 4% per annum.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of operating capital have been the proceeds of our various financing transactions. As of December 31, 2005, the Company had cash and cash equivalents of $3,083,373.

Net Cash used in operating activities for the year ended December 31, 2005 amounted to $3,221,231 which was mainly attributable to the loss, net of depreciation, amortization, amortization of the fair value of the debenture warrant and others of $2,356,933. As well as an increase in operating assets and liabilities of $864,298 which was primarily due to an increase of inventory as we begin to position ourselves for ongoing manufacturing, offset by an increase in accounts payable and accrued liabilities, primarily due to accounts payable attributed to planned expansions at its manufacturing facilities and precious metals purchases.

Net Cash used in investing activities was $2,850,841 for the year ended December 31, 2005 as compared to $355,807 for the year ended December 31, 2004. The capital expenditures in the year 2005 were primarily dedicated to the purchase of equipment and leaseholds for our research and development facilities located in Montgomery Township, Pennsylvania, and the manufacturing facility in Concord Ontario, Canada.

Net cash provided in financing activities totaled $4,522,432 for the year ended December 31, 2005 as compared to $6,362,606 for the year ended December 31, 2004. On April 21, 2005, we closed an initial traunche of a private placement offering. Pursuant to a subscription agreement with one accredited investor, we received $2,000,000 and issued 2,352,941 shares of common stock; three year warrants to purchase 1,300,000 shares of common stock at $0.90 per share; three year warrants to purchase 200,000 shares of common stock at $2.00 per share; and three year warrants to purchase 200,000 shares of common stock at $3.00 per share pursuant to Regulation D of the Securities Act of 1933, as amended. Effective April 21, 2005, in conjunction with the offering, we adjusted the exercise price of 3,050,000 three year warrants previously issued to nine (9) accredited investors including AB Odnia an entity affiliated with Bengt Odner who is also a director of our company from $1.00 per share to $0.85 per share in accordance with the terms of the warrants previously issued by us on September 15, 2004.

On July 5, 2005, we completed a second traunche of a private placement offering. Pursuant to subscription agreements with three accredited investors, we received $1,850,000 and issued 2,176,470 shares of common stock; three year warrants to purchase 1,202,500 shares of common stock at $0.90 per share; three year warrants to purchase 185,000 shares of common stock at $2.00 per share; and three year warrants to purchase 185,000 shares of common stock at $3.00 per share pursuant to Regulation D of the Securities Act of 1933, as amended. In connection with the offering, we entered into registration rights agreements with the investors and agreed to use our best efforts to file a registration statement for the resale of the common stock and the shares of common stock issuable upon exercise of the warrants within one hundred and twenty (120) days of the date of the agreement.

On November 7, 2005, we elected to issue shares of common stock as payment of interest earned on our 4% convertible debentures issued in September 2004. A total of 348,571 shares of common stock were issued to 10 debenture holders per the debentures.

On December 2, 2005 we received $26,000 for the exercise of options at $0.50 per share and issued 50,000 shares of common stock.

In December 2005 the Company received $661,147 from the exercise of 4,672,352 warrants to purchase 2,269,999 shares of common stock. The warrants were issued as a part of the Unit Placements in 2002 in which participants received one warrant for each unit purchased, that allows for the purchase of one-half share of common stock for each share of common stock purchased in the Unit Placement. Warrants can only be exercised in even lots for full shares for an exercise price of $0.30 per share.

We made substantial capital investments in manufacturing capability to support our products. We are in the final stages of the completion of the plants. When fully complete, our new substrate manufacturing plant located in Concord Ontario, Canada, is intended to enable us to control the complete manufacturing process required for production of catalyzed substrates. Catalyzed substrates are the integral part of all catalytic converter systems sold worldwide.

We have also made a substantial capital investment in our new Tech Center based in Montgomeryville Pennsylvania. This facility provides the catalytic and chemical wash coat products for the new Concord Ontario plant. As well all of our emission testing laboratories and testing capabilities is located there. The new 40,200 sq ft facility houses a state of the art 18,000 sq ft expansion of "Air Testing Services", our EPA/CARB recognized engine/vehicle emissions testing lab. The facilities include several new testing systems. In addition to our existing laboratory testing capabilities, we have acquired additional heavy duty and light duty truck chassis dynamometers, as well as a heavy-duty-diesel transient engine emissions test dynamometer, and additional analytical test instruments.

We used part of the proceeds from these placements for due diligence and investigating compliance issues for potential listing of our securities on new exchanges, further capital expenditures and for general corporate purposes.

Our principal source of liquidity is cash provided by financing activities. Our principal use of liquidity will be to finance capital expenditures and to provide working capital availability. We expect that total capital expenditures for 2006 will be approximately $800,000. These capital expenditures will be used primarily for equipment and the completion of the facilities.

We believe this capital expenditure will improve our retention of small to medium-sized customers while at the same time provide us with added sales capacity for higher-end selling solutions. It is anticipated that the expansion of our testing facilities will bring increase revenue, as ATS will now have the capacity to service larger customers.

These capital expenditures and our intent to capitalize on an anticipated increase in demand for our products are the steps that we are taking to try to become profitable and generate positive cash flow. However, there can be no assurances that these steps will be completed or that we will become profitable. Based on ESW's current operating plan, management believes cash at December 31, 2005 is sufficient to meet operating needs for at least the next six months.

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

Our operating profitability requires that we increase our sales and lower our overall cost to manufacture our products and improve both sales and administrative productivity through process, and system enhancements. This will be largely dependent on the success of our initiatives to streamline our infrastructure and drive our operational efficiencies across our company. Our failure to successfully implement these initiatives, or the failure of such initiatives to result in improved profit margins, could have a material adverse effect on our liquidity, financial position, and results of operations.

A top priority for us in fiscal 2006 is core growth, which is the gaining of market share in underrepresented markets, and the targeting of our product segments in which demand is growing the fastest. We are seeking to expand into markets such as Europe and Asia, as new opportunities within that region are opening up, in an effort to build solidly on our core business. To ensure that we capture the fastest growing product technologies, we continue to explore possible joint venture agreements and or the introduction of new products and or technologies. Our success is dependent upon our ability to charge adequate prices for the products and services we offer. Depending on competitive market factors, future prices we can charge for our products and services we offer may vary and may impact our profitability. Competition is based largely upon technology, performance, pricing, quality, reliability, distribution, and customer support. A number of companies worldwide with significant financial resources or customer relationships compete with us to provide similar products and services, such as Johnson Matthey, Engelhard and OMG (Degussa) Our competitors may be positioned to offer more favorable product and service terms to the marketplace, resulting in reduced profitability and loss of market share for us. Financial pressures faced by our competitors may cause them to engage in uneconomic pricing practices, which could cause the prices that we are able to charge in the future for our products and services to be less than we have historically charged. Our future success is based in large part upon our ability to successfully compete in the markets we currently serve and to expand into additional product and service offerings. Our failure to do so could lead to a loss of market share for us, resulting in a material adverse effect on our results of operations.

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

We expect an increase in consulting and audit fees related to the impact of our Sarbanes-Oxley internal control certification efforts, with which we are required to be in compliance by December 31, 2007.

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

We have 700,000 Class A special shares of $453,900 (based on the historical exchange rate at the time of issuance.), authorized, issued, and outstanding. The Class A special shares are issued by our wholly-owned subsidiary BBL Technologies, Inc. ("BBL") without par value, and are redeemable on demand by the Holder of the shares which is a private Ontario Corporation at $700,000 CDN (which translates to ($600,395 USD) at December 31, 2005. As the Class A special shares were issued by our wholly-owned subsidiary BBL, the maximum value upon which we are liable is the net book value of BBL. At December 31, 2004 BBL had an accumulated deficit and therefore would be unable to redeem the Class A special shares at their ascribed value.

DEBT STRUCTURE

In September 2004, we issued $6.1 million of convertible debentures in which the basis of conversion into our common stock is $0.50 per share, which includes warrants to purchase an additional 3.05 million shares of common stock at $1.00 per share which was subsequently adjusted to $0.85 on April 21, 2005, in accordance with the terms of the warrants previously issued by the Company September 15, 2004. The debentures are for a term of three (3) years and earn interest at the rate of 4% per annum. We have computed the fair-value of the warrants utilizing the Black-Scholes method and apportioned the fair value of the debt and warrants accordingly. As a result, the debentures were discounted by $528,000, which is being amortized over the three (3) year life of the debentures. The effective yield on the debenture is 4.38%.

The principal of this debenture is payable in U.S. currency or, at our option, in shares of common stock, par value $0.001 per share, at $.50 per share. At our option, interest on the debenture will be payable in cash or shares of common stock under a conversion formulas as provided in the debenture. We elected to issue shares of our common stock as payment of interest earned on our 4% convertible debentures issued in September 2004. A total of 348,571 shares of common stock were issued to 10 debenture holders for the $244,000 of accrued interest through September 13, 2005, as per the terms of the debentures.

Our ability to service our indebtedness in cash will depend on our future performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors. Certain of these factors are beyond our control. We believes that, based upon our current business plan, we will be able to meet our debt service obligations when due. Significant assumptions underlie this belief, including, among other things, that we will be successful in implementing our business strategy and that there will be no material adverse developments in our business, liquidity or capital requirements. If we cannot generate sufficient cash flow from operations to service our indebtedness and to meet our other obligations and commitments, we might be required to refinance our debt or to dispose of assets to obtain funds for such purpose. There is no assurance that refinancing or asset dispositions could be effected on a timely basis or on satisfactory terms, if at all, or raise funds through asset sales, sales of equity or otherwise, its ability to pay principal of, and interest on, our debt would be impaired. On such circumstance, we would have to issue shares of our common stock as repayment of this debt, which would be of a dilutive nature to its present shareholders.

CONTRACTUAL OBLIGATIONS

Effective November 24, 2004, our wholly owned subsidiary ESW America, Inc. entered into a lease agreement for approximately 40,200 square feet of leasehold space, which houses our research and development facilities in Montgomery Township, Pennsylvania. The lease commenced on January 15, 2005 and expires January 31, 2010. Effective December 20, 2004, our wholly owned subsidiary ESW Canada, Inc. entered into an offer to lease agreement for approximately 50,000 square feet of leasehold space which houses our executive offices and a manufacturing plant located in Concord, Ontario Canada.

The following breakdown as at December 31, 2005 is the total, of the minimum annual lease payments, for both leases.

                            2006          $441,390
                            2007          $441,390
                            2008          $446,815
                            2009          $452,240
                            2010          $150,707

SIGNIFICANT ACCOUNTING POLICIES AND ACCOUNTING STANDARDS

GENERAL

Our discussion and analysis of the financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States Generally Accepted Accounting Principles.

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

The estimates and judgments we make that affect the reported amount of assets, liabilities, revenues and expenses are based on our historical experience and on various other factors, which we believe to be reasonable in the circumstances under which they are made. Actual results may differ from these estimates under different assumptions or conditions. We consider our accounting policies related to revenue recognition, the valuation of inventories and accounting for the value of long-lived assets and intangible assets to be critical accounting policies.

REVENUE RECOGNITION

We recognize revenue when it is realized or realized and earned. We consider revenue realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred, the amount is fixed and determinable, risk of ownership has passed to the customer and collection of the resulting receivable is reasonably assured.

On a monthly basis, an aged account receivable report is produced and we review all account receivables. We review all amounts outstanding greater than sixty days. Based on previous customers payment history, we determine whether an (or portion of an) allowance needs to be provided on each customers' outstanding balance.

INVENTORIES

Raw materials are stated at the lower of cost and replacement cost. Work in process and finished goods inventories are stated at the lower of cost and net realizable value. These costs include the cost of materials plus direct labor applied to the product and the applicable share of overhead. Cost is determined on a first-in-first-out basis.

Our policy for valuation of inventory, including the determination of obsolete or excess inventory, requires management to estimate the future demand for the Company's product. Inventory is subject to inexact estimates by management.

We purchase on a "buy to order" basis. When a customer orders a product, then we purchase the majority of the materials to start manufacturing the product.

VALUATION OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

We assess the impairment on long lived assets and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Intangible assets are stated at cost less accumulated amortization and are comprised of licenses and patents. Unforeseen events, changes in circumstances and market conditions, and material differences in the value of long-lived and intangible assets due to changes in estimates of future cash flows could affect the fair value of the our assets and require an impairment charge. Intangible assets are reviewed annually to determine if any events have occurred that would warrant further review. In the event that a further assessment is required, we will analyze estimated undiscounted future cash flows to determine whether the carrying value of the intangible asset will be recovered and if an impairment charge will be required.

Patents include all costs necessary to acquire intellectual property such as patents and trademarks, as well as legal costs arising out of litigation relating to the assertion of any Company-owned patents.

RESEARCH AND DEVELOPMENT

We are engaged in research and development work. Research and development costs for the acquisition of capital assets that have a future benefit have been capitalized. Due to uncertainties all other costs relating to research and development have been expensed as incurred.

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

In December 2004, FASB Statement No.123 (revised), "Share-based Payment" was issued. This Statement requires an entity to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement. FASB 123 (revised) eliminates the ability to account for share-based compensation transactions using the intrinsic value method in APB Opinion No.25. The Company will as required adopt as of the first interim or annual reporting period that begins after December 15th, 2005, FASB Statement 123, "Accounting for Stock-based Compensation" as amended by FASB Statement 148, "Accounting for Stock-based Compensation Transition and Disclosure". The adoption of the provisions of SFAS No.148 did not have a material impact on our consolidated financial statements, and we modified our disclosures in our quarterly reports commencing with the quarter ended March, 2003 as provided for in that standard.

In December 2004, FASB Statement No.153, "Exchanges of Non-monetary Assets - An Amendment to APB Opinion No. 29" was issued. The Statement eliminates the exception to fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance - that is, transactions that are not expected to result in significant changes in the cash flows of the reporting entity. The requirements of FASB 153 do not have an effect on our Consolidated Financial Statements.

In November 2004, FASB Statement No. 151, "Inventory Costs - An Amendment of ARB No.43, Chapter 4" was issued. The Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Additionally, allocation of fixed overheads to the costs of conversion should be based on the normal capacity of production facilities. The requirements of FASB 151 do not effect on our Consolidated Financial Statements.

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

In April 2004, the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 03-06, "Participating Securities and the Two-class Method Under FASB Statement No. 128, Earnings Per Share". EITF 03-06 addresses a number of questions regarding the computation of earnings per share by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends on its common stock. The issue also provides further guidance in applying the two-class method of calculating earnings per share, clarifying what constitutes a participating security and how to apply the two-class method of computing earnings per share once it is determined that a security is participating, including how to allocate undisturbed earnings to such a security. EITF 03-06 is effective for fiscal periods beginning after March 31, 2004. The requirements of EITF 03-06 do not have an effect on our Consolidated Financial Statements.

No new accounting pronouncements have been issued during the fiscal year ended December 31, 2005 that would have a material impact on our financial statements. We has reviewed the status of its accounting pronouncements and believe there are no significant changes from that disclosed in this report.

FOREIGN CURRENCY TRANSACTIONS

Some of our revenues were derived from manufacturing operations in Canada. The results of operations and the financial position of our operations in Canada is principally measured in Canadian currency and translated into U.S. dollars. The future effects of foreign currency fluctuations between U.S. dollars and Canadian dollars will be somewhat mitigated by the fact that expenses will be generally incurred in the same currency in which revenues will be generated. The future reported income of our Canadian subsidiary would be higher or lower depending on a weakening or strengthening of the U.S. dollar against the Canadian currency.

A portion of our assets are based in its foreign operation and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, Accordingly, our consolidated stockholders' investment will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the Canadian currency.

Our strategy for management of currency risk relies primarily upon conducting our operations in the countries' respective currency and we may, from time to time, engage in hedging intended to reduce our exposure to currency fluctuations. At December 31, 2005, we had no outstanding forward exchange contracts.

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

COMPARISON OF YEAR ENDED DECEMBER 31, 2004 TO YEAR ENDED DECEMBER 31, 2003

RESULTS OF OPERATIONS

Revenues for the year ended December 31, 2004 increased by $166,988, or 10 percent, to $1,906,704 from $1,739,715 for 2003. We experienced an overall revenue growth in both the gas and diesel finished converter lines of $215,634. Factors that favorably impacted revenue in 2004 are attributable to our continuing efforts at gaining acceptance of our products by our customers and the CARB certification of one of our products, which lead to two orders from new customers, based on this certification. The factor that offset these favorable items was the impact of lower revenue from our ATS testing services of $48,646 as we focused much of its attention and effort at completing and subsequently in the second half of 2004 obtaining two CARB executive exemption orders for its products.

Cost of sales for the year ended December 31, 2004 increased by $313,555, or
36.7 percent, to $1,166,653 from $853,098 for 2003. Cost of sales as a percentage of revenues for the year ended December 31, 2004 was 61.1 percent, which is up compared to 49.0 percent for 2003. The increase is due to an elevation of prices across the board for both steel prices and precious metals that are the two main components used in our products. An increase in direct labor costs also contributed to the higher overall costs, leading to a lower gross margin. The gross margin for 2004 was 38.9 percent as compared to a gross margin of 51.0 percent for 2003. Due to increased steel and precious metal prices in 2004 and continuing into 2005, we expect to implement a strategy in an effort to mitigate the effect of rising steel prices on our results of operations. This strategy includes delaying increases from raw material suppliers; selling steel off cuts and scrap at the highest possible price; increase cost reduction programs throughout the business; and lastly negotiate price relief from customers. We do not currently hedge any of our precious metals materials; however we would consider this approach as demand for its products increase. Our results of operations will continue to be adversely affected by higher steel and precious metal prices unless it is successful in passing along these increases to our customers or otherwise offset these operating costs.

Marketing, office and general expenses for the year ended December 31, 2004 increased by $415,085, or 45.2 percent, to $1,333,492 from $918,407 in 2003. As a percentage of revenue, marketing, office and general expenses increased to
68.6 percent for 2004, compared to 52.8 percent for 2003. The increase as a percentage of sales is primarily the result of an increase in payroll costs of $193,653 as we added employees in conjunction with its certification programs and sales efforts, as well as the result of higher wages paid. An increase of $46,096 from investor relations and warrant amortization interest as it related to the issuance of the convertible debentures in September 2004. An increase of $78,677 related to travel and general costs as we planned our expansion of two new facilities and an increase of $71,957 due to higher shop and research and development related costs.

Officer's compensation and director's fees for the year ended December 31, 2004 increased by $172,178, or 77.5 percent, to $394,178 from $222,222 in 2003. As a percentage of revenue, officer's compensation and director's fees increased to
20.6 percent for 2004, compared to 12.8 percent for 2003.The increase was due to employment contracts that became effective in 2004.

Consulting and professional fees for the year ended December 31, 2004 increased by $163,597, or 81 percent, to $365,715 from $202,118 in 2003. As a percentage of revenue, consulting and professional fees increased to 19.2 percent for 2004, compared to 11.6 percent for 2003. The increase is due in part to consulting fees related for the work necessary for the CARB certifications received by us in September 2004 as well as costs related to the development and implementation of our two new facilities.

Interest expense on long-term debt was $72,364 in 2004 as opposed to nil in 2003. In September 2004, we issued $6.1 million of convertible debentures in which the basis of conversion into our common stock is $0.50 per share, which includes warrants to purchase an additional 3.05 million shares of common stock at $1.00 per share which were subsequently reset to an exercise price of $0.85 per share. The debentures are for a term of three (3) years and earn interest at the rate of 4%.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of operating capital have been the proceeds of our various financing transactions. As of December 31, 2004, we had cash and cash equivalents of $4,633,013. Our cash and cash equivalents increased by $4,546,127 to $4,633,013 from $86,886 at December 31, 2003.

Net Cash used in operating activities in 2004 amounted to $1,460,672 which was mainly attributable to the loss, net of depreciation, amortization, amortization of the fair value of the debenture warrant, and the compensation value of option grants of $1,295,870 and the increase in operating assets and liabilities of $164,802.

Net Cash used in investing activities was $355,807 for 2004 as compared to $46,204 in 2003. The capital expenditures in 2004 were primarily dedicated to the purchase of equipment and leaseholds for the our research and development facilities located in Montgomery Township, Pennsylvania.

Net cash provided in financing activities totaled $6,362,606 for 2004 as compared to $247,000 for 2003. The net cash provided in 2004 was primarily to support general corporate purposes, including capital expenditures and for working capital needs. Net cash provided in 2004 was primarily related to financing activities during 2004 as a result of cash received from the offering of 4 percent unsecured convertible debentures due September 13, 2007 of $6,100,000 and proceeds from warrant exercises of $262,607.

We made substantial capital investments in manufacturing capability to support our products. We are in the process of setting up the production line equipment necessary to produce our proprietary metallic substrates from the base materials, along with the equipment needed to apply the final chemical wash coat and catalyst materials. When complete, this new substrate manufacturing plant located in Concord Ontario, Canada, is intended to enable us to control the complete manufacturing process required for production of catalyzed substrates. Catalyzed substrates are the integral part of all catalytic converter systems sold worldwide.

We are also making a capital investment in our new Tech Center based in Montgomeryville Pennsylvania. This facility will be manufacturing and providing the catalytic and chemical wash coat products for the new Concord Ontario plant. As well all of our emission testing laboratories and testing capabilities will be located there. The new 40,200 sq ft facility will house a state of the art 18,000 sq ft expansion of "Air Testing Services", our EPA/CARB recognized engine/vehicle emissions testing lab. The new facilities will include several new testing systems. In addition to ESW's existing laboratory testing capabilities, we have acquired additional heavy duty and light duty truck chassis dynamometers, as well as a heavy-duty-diesel transient engine emissions test dynamometer, and additional analytical test instruments.

We have proposed a budget for an estimated capital expenditure of $1,500,000 to put into operation the new manufacturing facility in Concord Ontario Canada. As well, an estimated budget of $800,000 has been proposed to upgrade our emissions testing and research and development department in Montgomeryville Pennsylvania. Both these plans are currently being implemented and as at the end of December 31, 2004, approximately $350,000 has been spent on these projects. We believe this capital expenditure will improve our retention of small to medium-sized customers while at the same time provide us with added sales capacity for higher-end selling solutions. It is anticipated that the expansion of our testing facilities will bring increase revenue, as ATS will now have the capacity to service larger customers.

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

Our operating profitability requires that we increase our sales and lower our overall cost to manufacture our products and improve both sales and administrative productivity through process, and system enhancements. This will be largely dependent on the success of our initiatives to streamline our infrastructure and drive our operational efficiencies across our company. Our failure to successfully implement these initiatives, or the failure of such initiatives to result in improved profit margins, could have a material adverse effect on our liquidity, financial position, and results of operations.

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

We expect an increase in consulting and audit fees related to the impact of our Sarbanes-Oxley internal control certification efforts, with which we are required to be in compliance by December 31, 2007.

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

We have 700,000 Class A special shares of $453,900 (based on the historical exchange rate at the time of issuance.), authorized, issued, and outstanding. The Class A special shares are issued by ESW's wholly-owned subsidiary BBL Technologies, Inc. ("BBL") without par value, and are redeemable on demand by the Holder of the shares which is a private Ontario Corporation at $700,000 CDN (which translates to ($583,333 USD) at December 31, 2004. As the Class A special shares were issued by ESW's wholly-owned subsidiary BBL, the maximum value upon which ESW is liable is the net book value of BBL. At December 31, 2004 BBL had an accumulated deficit and therefore would be unable to redeem the Class A special shares at their ascribed value.

DEBT STRUCTURE

In September 2004, we issued $6.1 million of convertible debentures in which the basis of conversion into our common stock is $0.50 per share, which includes warrants to purchase an additional 3.05 million shares of common stock at $1.00 per share. The debentures are for a term of three (3) years and earn interest at the rate of 4% per annum. We have computed the fair-value of the warrants utilizing the Black-Scholes method and apportioned the fair value of the debt and warrants accordingly. As a result, the debentures were discounted by $528,000, which is being amortized over the three (3) year life of the debentures. The effective yield on the debenture is 4.38%.

The principal of this debenture is payable in U.S. currency or, at the option of the company, in shares of common stock, par value $0.001 per share, at $.50 per share. At ESW's option, interest on the debenture will be payable in cash or shares of common stock under a conversion formulas as provided in the debenture.

Our ability to service its indebtedness in cash will depend on its future performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors. Certain of these factors are beyond our control. We believe that, based upon its current business plan, it will be able to meet its debt service obligations when due. Significant assumptions underlie this belief, including, among other things, that we will be successful in implementing its business strategy and that there will be no material adverse developments in its business, liquidity or capital requirements. If we cannot generate sufficient cash flow from operations to service its indebtedness and to meet its other obligations and commitments, we might be required to refinance its debt or to dispose of assets to obtain funds for such purpose. There is no assurance that refinancing or asset dispositions could be effected on a timely basis or on satisfactory terms, if at all, or raise funds through asset sales, sales of equity or otherwise, its ability to pay principal of, and interest on, our debt would be impaired. On such circumstance, we would have to issue shares of its common stock as repayment of this debt which would be of a dilutive nature to its present shareholders.

CONTRACTUAL OBLIGATIONS

Effective November 24, 2004, our wholly owned subsidiary ESW America, Inc. entered into a lease agreement for approximately 40,200 square feet of leasehold space, intended to house our research and development facilities in Montgomery Township, Pennsylvania. The lease commenced on January 15, 2005 and expires January 31, 2010. Effective December 20, 2004, our wholly owned subsidiary ESW Canada, Inc. entered into a lease agreement for approximately 50,000 square feet of leasehold space intended to house the Company's executive offices and a manufacturing plant located in Concord, Ontario Canada.

The following breakdown (as of March 31, 2005) is the total, of the minimum annual lease payments, for both leases.

                            2005          $342,079
                            2006          $433,569
                            2007          $433,569
                            2008          $440,585
                            2009          $444,093
                            2010          $102,784

FOREIGN CURRENCY TRANSACTIONS

None of our revenue during the year ended December 31, 2004 were derived from manufacturing operations in Canada. The results of operations and the financial position of our operations in Canada is principally measured in Canadian currency and translated into U.S. dollars. The future effects of foreign currency fluctuations between U.S. dollars and Canadian dollars will be somewhat mitigated by the fact that expenses will be generally incurred in the same currency in which revenues will be generated. The future reported income of our Canadian subsidiary will be higher or lower depending on a weakening or strengthening of the U.S. dollar against the Canadian currency.

A small portion of our assets at December 31, 2004 are based in its foreign operation and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, Accordingly, our consolidated stockholders' investment will fluctuate depending upon the weakening or strengthening of the U.S. dollar against the Canadian currency.

Our strategy for management of currency risk relies primarily upon conducting its operations in the countries' respective currency and we may, from time to time, engage in hedging intended to reduce our exposure to currency fluctuations. At December 31, 2004, we had no outstanding forward exchange contracts.

ITEM 7. FINANCIAL STATEMENTS


Mintz & Partners LLP
Chartered Accountants


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders of
Environmental Solutions Worldwide, Inc.

We have audited the accompanying consolidated balance sheet of Environmental Solutions Worldwide, Inc. as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years ended December 31, 2005 and December 31, 2004. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Environmental Solutions Worldwide, Inc. as of December 31, 2005, and the results of its operations and its cash flows for each of the years ended December 31, 2005 and December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

Toronto, Ontario

March 28, 2006                                          /S/ MINTZ & PARTNERS LLP
                                                        ------------------------
                                                        Chartered Accountants

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2005

ASSETS

Current assets

      Cash and cash equivalents (Note 4)                           $  3,083,373
      Accounts receivable - net of allowance of $27,414 (Note 2)        821,005
      Insurance proceeds recoverable (Note 5)                           148,500
      Inventories (Note 6)                                            1,028,634
      Prepaid expenses                                                  259,277
                                                                   ------------
            Total current assets                                      5,340,789

Property, plant and equipment, net of accumulated
      depreciation of $725,833 (Note 7)                               3,289,541

Patents and trademarks, net of accumulated
      amortization of $1,051,817                                      1,055,313
                                                                   ------------
                                                                   $  9,685,643
                                                                   ============
LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
      Accounts payable and accrued liabilities                     $    830,271
      Redeemable Class A special shares (Note 8)                        453,900
      Current portion of capital lease obligation (Note 14)               3,120
                                                                   ------------
            Total current liabilities                                 1,287,291

Long Term Liabilities
      Captial lease obligation (Note 14)                                 14,545
      Convertible debentures  (Note 9)                                5,800,197
                                                                   ------------
            Total liabilities                                         7,102,033
                                                                   ------------

Stockholders Equity
      Common stock, $0.001 par value, 125,000,000
            shares authorized; 57,422,824 shares
            issued and outstanding                                       57,422
      Additional paid-in capital                                     17,434,697
      Accumulated deficit                                           (14,908,509)
                                                                   ------------
            Total stockholders' equity                                2,583,610
                                                                   ------------
                                                                   $  9,685,643
                                                                   ============

   The accompanying notes are an integral part of these financial statements

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                              2005            2004
                                                          ------------    ------------
Revenue
       Net sales                                          $  3,072,236    $  1,906,704

Cost of sales                                                1,935,711       1,166,653
                                                          ------------    ------------
Gross profit                                                 1,136,525         740,051
                                                          ------------    ------------
Operating expenses
       Marketing, office and general costs                   2,674,282       1,330,126
       Research and development costs                          541,811           3,366
       Officers' compensation and directors fees               390,191         394,178
       Consulting and professional fees                        319,244         365,715
       Interest on long term debt                              244,000          72,364
       Foreign exchange gain                                    (3,460)        (24,128)
       Depreciation and amortization                           350,376         344,447
                                                          ------------    ------------
                                                             4,516,444       2,486,068
                                                          ------------    ------------
Loss from operations                                        (3,379,919)     (1,746,017)

Write down of property, plant and equipment and patents        (66,191)             --

Interest Income                                                 98,883          24,704
                                                          ------------    ------------
Net Loss                                                  $ (3,347,227)   $ (1,721,313)
                                                          ============    ============
Loss per share                                            $      (0.06)   $      (0.03)
                                                          ============    ============
Weighted average number of shares outstanding               53,056,422      49,978,095
                                                          ============    ============

    The accompanying notes are an integral part of these financial statements

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 2005 AND 2004

                                                                                       Additional
                                                                  Common Stock           Paid-In       Accumulated
                                                              Shares        Amount       Capital         Deficit          Total
January 1, 2004                                             49,349,490   $   49,348   $ 11,880,083    $ (9,839,969)   $  2,089,462

Net loss                                                            --           --             --      (1,721,313)     (1,721,313)

Common stock issued from exercise of warrants                  875,353          876        261,730              --         262,606

Fair value of warrants on convertible debentures                    --           --        528,000              --         528,000
net of amortization

Write-off options receivable                                        --           --        (37,500)             --         (37,500)

Options issued for services rendered                                --           --         28,800              --          28,800
                                                            ----------------------------------------------------------------------
December 31, 2004                                           50,224,843       50,224     12,661,113     (11,561,282)      1,150,055

Net Loss                                                            --           --             --      (3,347,227)     (3,347,227)

Net proceeds from private placements                         4,529,411        4,529      3,830,756              --       3,835,285

Common stock issued from exercise of options                    50,000           50         25,950              --          26,000

Common stock issued from exercise of warrants                2,269,999        2,270        658,877              --         661,147

Issuance of common stock against interest on debentures        348,571          349        243,651              --         244,000

Fair value on extension of warrants                                 --           --         14,350              --          14,350
                                                            -----------------------------------------------------------------------
December 31, 2005                                           57,422,824   $   57,422   $ 17,434,697    $(14,908,509)   $  2,583,610
                                                            ======================================================================

         See accompanying notes to the consolidated financial statements

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                       2005          2004
                                                                   -----------    -----------
Net loss                                                           $(3,347,227)   $(1,721,313)

Adjustments to reconcile net loss to net cash
  used in operating activities:
            Depreciation                                               262,470        129,847
            Amortization                                               215,373        214,599
            Provision for uncollectible accounts                        11,910         15,504
            Interest on debentures                                     244,000         72,364
            Amortization of debenture warrant fair value               176,000         52,197
            Options issued for services provided                            --         28,800
            Warrant extension expense                                   14,350             --
            Write down of Property, plant and equipment and patents     66,191             --
Increase (decrease) in cash flows from operating
  activities resulting from changes in:
            Accounts receivable                                       (501,311)        24,832
            Insurance proceeds recoverable                            (148,500)            --
            Options receivable                                              --        (37,500)
            Inventories                                               (651,956)      (117,707)
            Prepaid expenses                                           (18,926)      (267,736)
            Other assets                                                    --         39,982
            Accounts payable and accrued liabilities                   456,395        105,459
                                                                   -----------    -----------
Net cash used in operating activities                               (3,221,231)    (1,460,672)
                                                                   -----------    -----------
Investing activities:
            Acquisition of property, plant and equipment, net       (2,846,434)      (355,807)
            Increase in patents and trademarks                          (4,407)            --
                                                                   -----------    -----------
Net cash used in investing activities                               (2,850,841)      (355,807)
                                                                   -----------    -----------
Financing activities:

            Issuance of common stock                                 4,522,432        262,606
            Issuance of convertible debentures                              --      6,100,000
                                                                   -----------    -----------
Net cash provided by financing activities                            4,522,432      6,362,606
                                                                   -----------    -----------
Net increase (decrease) in cash                                     (1,549,640)     4,546,127

Cash & cash equivalents, beginning of year                           4,633,013         86,886
                                                                   -----------    -----------
Cash & cash equivalents, end of period                             $ 3,083,373    $ 4,633,013
                                                                   ===========    ===========
Supplemental disclosures:

Interest received                                                  $    98,883    $    24,704
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

The accompanying consolidated financial statements have been prepared in conformity with United States generally accepted accounting principles.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

The Consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, ESW America, Inc., ESW Technologies, Inc., ESW Canada, Inc. and BBL Technologies, Inc. All inter-company transactions have been eliminated.

ESTIMATES

The preparation of consolidated financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported period. Actual results could differ from those estimates.

CONCENTRATIONS OF CREDIT RISK

The Company's cash balances are maintained in various banks in Canada and the United States. Deposits held in banks in the United States are insured up to $100,000 for each bank by the Federal Deposit Insurance Corporation. The balances at times may exceed these limits.

Accounts Receivable and Concentrations of Credit Risk: The Company performs on-going credit evaluations of its customer's financial condition and generally does not require collateral from those customers. Three of those customers accounted for 50%, 11% and 11%, respectively of the Company's revenue in Fiscal 2005 and 57%, 9% and 4%, respectively of its accounts receivable as at December 31, 2005. Four of those customers accounted for 30%, 17%, 12% and 11%, respectively of the Company's revenue in Fiscal 2004 and 62%, 9%, 5% and 2%, respectively of its accounts receivable as of December 31, 2004.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is estimated and recorded based on management's assessment of the credit history with the customer and current relationships with them. On this basis management has determined that a reserve of $27,414 was appropriate as at December 31, 2005 and that a $15,504 allowance for doubtful accounts was required as at December 31, 2004.

INVENTORIES

Inventories are stated at the lower of cost (first-in first-out) or market. Inventories are periodically reviewed for use and obsolescence, and adjusted as necessary.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost. Depreciation of property, plant and equipment is computed on a straight-line basis over the estimated useful lives of the assets, generally 5 to 7 years. Maintenance and repairs are charged to operations as incurred. Significant renewals and betterments are capitalized. An impairment loss would be recognized when the carrying amount of an asset exceeds its fair value.

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

Patents and trademarks are being amortized on a straight-line basis over their estimated life of ten years. Amortization expense for the year ended December 31, 2005 and 2004 were $215,373 and $214,599 respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, accounts receivable, insurance proceeds recoverable, accounts payable and accrued liabilities, redeemable Class A special shares, and current portion of capital lease obligation approximate fair value because of the short-term nature of these items.

Interest rate risk is the risk that the value of a financial instrument might be adversely affected by a change in the interest rates. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposure through its normal operating and financing activities.

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

EARNINGS (LOSS) PER COMMON SHARE

Basic Earnings (loss) per common share is computed by dividing the net income
(loss) by the weighted average number of common shares outstanding during the year. Common stock equivalents are excluded from the computation of diluted earnings (loss) per share when their effect is antidilutive. Therefore diluted loss per share has not been calculated for 2005 and 2004.

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

FAS No. 123 permits a company to account for employee stock options under the method specified by the previous standard, Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees." Under APB No. 25, which the Company follows, if the exercise price of fixed employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recorded. For such options, FAS No. 123 requires disclosure of, among other things, the fair value of options granted, the assumptions used in determining the fair value and the pro-forma effect on earnings as if the measurement provisions of FAS No. 123 had been applied.

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

RESEARCH AND DEVELOPMENT

The Company is engaged in research and development work. Research and development costs, other than for the acquisition of capital assets, are charged as operating expense of the Company as incurred. In 2005 the Company expensed $541,811 towards research and development costs.

FOREIGN CURRENCY TRANSLATION

The consolidated financial statements have been translated into United States dollars in accordance with SFAS No. 52, FOREIGN CURRENCY TRANSLATION. All current balance sheet items have been translated using the exchange rates in effect at the balance sheet date. All Non current balance sheet items have been translated using the historical exchange rates at the time of transactions. Income statement amounts have been translated using the average exchange rate for the year.

COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No.130 (SFAS 130), "Reporting comprehensive income" establishes standards for reporting and display of comprehensive income and its components. For the years ended December 31, 2005 and 2004 comprehensive income was the same as net earnings.

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

In December 2004, FASB Statement No.123 (revised), "Share-based Payment" was issued. This Statement requires an entity to recognize the grant-date fair value of stock options and other equity-based compensation issued to employees in the income statement. FASB 123 (revised) eliminates the ability to account for share-based compensation transactions using the intrinsic value method in APB Opinion No.25. The Company will as required adopt as of the first interim or annual reporting period that begins after December 15th, 2005, FASB Statement 123, "Accounting for Stock-based Compensation" as amended by FASB Statement 148, "Accounting for Stock-based Compensation Transition and Disclosure". The company plans to adopt recommendations in FASB 123 (revised) effective its first interim period in 2006.

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

In November 2004, FASB Statement No. 151, "Inventory Costs - An Amendment of ARB No.43, Chapter 4" was issued. The Statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Additionally, allocation of fixed overheads to the costs of conversion should be based on the normal capacity of production facilities. The requirements of FASB 151 do not effect the Company's Consolidated Financial Statements.

In July 2004, the Financial Accounting Standards Board's ("FASB") Emerging Issues Task Force ("EITF") reached a consensus on EITF No. 02-14, "Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock". EITF 02-14 addresses circumstances in which companies acquire the right to significantly influence the operations of another entity without owning a voting interest in that entity. The Financial Accounting Standards Board at its July 16, 2004 meeting ratified EITF 02-14. The adoption of EITF 02-14 is not expected to have a material effect on the Company's financial position or results of operations.

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

NOTE 5 - INSURANCE PROCEEDS RECOVERABLE

During the year, a flood caused damage to a machine in the plant. This particular machinery was written off and a claim has been submitted to the Company's insurance company.

NOTE 6 - INVENTORIES

Inventories as at December 31, 2005 are summarized as follows:

                  Raw materials          $  884,159
                  Work-In-Process           126,769
                  Finished goods             17,706
                                         ----------
                                         $1,028,634
                                         ==========

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2005 consists of the following:

                                                     2005
                                                 -----------
          Plant, machinery and equipment         $ 2,775,088
          Office equipment                           166,393
          Furniture and fixtures                     374,613
          Vehicles                                    12,014
          Leasehold improvements                     687,266
                                                 -----------
                                                   4,015,374
          Less: accumulated depreciation             725,833
                                                 -----------

                                                 $ 3,289,541
                                                 ===========

The office equipment above includes $ 17,665 in assets under capital lease with a corresponding accumulated depreciation of $ 571 at year ended December 31,2005.

NOTE 8 - REDEEMABLE CLASS A SPECIAL SHARES

700,000 Class A special shares                $ 453,900 (based on the historical
Authorized, issued, and                       exchange rate at the time of
outstanding.                                  issuance.)

The Class A special shares are issued by the Company's wholly-owned subsidiary BBL Technologies, Inc. ("BBL") without par value, and are redeemable on demand by the Holder of the shares which is a private Ontario Corporation at $700,000 CDN (which translates to $600,395 USD at December 31, 2005). As the Class A special shares were issued by the Company's wholly-owned subsidiary BBL, the maximum value upon which the Company is liable is the net book value of BBL. As at December 31, 2005 BBL has an accumulated deficit of $ 1,191,719 USD ($1,843,653 CDN as at December 31, 2005) and therefore, the holder would be unable to redeem the Class A special shares at their ascribed value.

NOTE 9 - CONVERTIBLE DEBENTURES

In September 2004, the Company issued $6,100,000 of convertible debentures in which the basis of conversion into the Company's common stock is $0.50 per share. In conjunction with the debentures, the Company issued warrants to purchase an additional 3.05 million shares of common stock at $1.00 per share. The debentures are for a term of three (3) years and earn interest at the rate of 4%, the principal is due at the end of three years from the date of issuance. The Company has computed the fair-value of the warrants utilizing the Black-Scholes method and apportioned the fair value of the debt and warrants accordingly. As a result, the debentures were discounted by $528,000, which is being amortized over the three (3) year life of the debentures. The effective yield on the debentures is 4.38%. The warrant agreements provide that should the company at any time after the date the warrants are first issued sell additional shares of common stock or equivalents below the then current exercise price, then the Company is required to reduce the current exercise price of the warrant to the price of the new issuance (See Note 10). At the Company's option, the interest on the debentures can be paid in cash or in shares of common stock. The Company elected to issue shares of our common stock as payment of interest earned on our 4% convertible debentures issued in September 2004. A total of 348,571 shares of common stock were issued to 10 debenture holders for the $244,000 of accrued interest through September 13, 2005, as per the terms of the debentures.

AMORTIZATION OF THE DISCOUNT:

             Face value of convertible debenture            6,100,000
             Less: Discounted                                (528,000)
                                                          -----------
             Book value upon issuance                     $ 5,572,000
             Amortization of the discount 2004                 52,197
                                                          -----------
             December 31, 2004                            $ 5,624,197
             Amortization of the discount 2005                176,000
                                                          -----------
             December 31, 2005                            $ 5,800,197
                                                          ===========

NOTE 10 - INCOME TAXES

As at December 31, 2005, there are loss carryforwards for Federal income tax purposes of approximately $10,256,594 available to offset future taxable income in the United States. The carryforwards expire in various years through 2023. The Company does not expect to incur a Federal income tax liability in the foreseeable future. Accordingly, a valuation allowance for the full amount of the related deferred tax asset of approximately $3,589,808 has been established until realizations of the tax benefit from the loss carryforwards are assured.

Additionally, as at December 31, 2005, the Company's two wholly owned Canadian subsidiaries had loss carryforwards of approximately $2,507,950 that may be used, in future periods, to offset taxable income. The deferred tax asset of approximately $905,370 has been fully offset by a valuation allowance until realization of the tax benefit from the loss carryforwards are assured.

                                            For the year ended December 31, 2005

Statutory tax rate:

        U.S                                                               35.0%
        Foreign                                                           36.1%

Loss before income taxes:

        U.S                                                        $ 2,288,682
        Foreign                                                      1,058,545
                                                                   -----------
                                                                   $ 3,347,227
                                                                   -----------
Expected income tax recovery                                       $(1,183,173)

Differences in income taxes resulting from:

        Write down of property, plant, equipment, and patents           24,188
        Depreciation (Foreign operations)                              183,820
                                                                   -----------
                                                                   $  (975,165)
Benefit of losses not recognized                                       975,165
                                                                   -----------
Income tax provision (recovery) per financial statements           $         0
                                                                   -----------

Deferred income tax assets and liabilities consist of the following temporary difference:

                                                         As at December 31, 2005

Assets
           Capital Assets - Tax Basis (Foreign operations only)    $ 1,302,055
           Capital Assets - Book Value (Foreign operations only)    (1,459,267)
                                                                   -----------
           Net Capital Assets                                      $  (157,212)
           Tax loss carry forwards                                  12,764,544
           Allowance for doubtful accounts                              27,414
                                                                   -----------
Net temporary differences (foreign operations only)                $12,634,746
           Valuation Allowance                                     (12,634,746)
                                                                   -----------
           Carrying Value                                          $         0
                                                                   ===========

NOTE 11 - ISSUANCE OF COMMON STOCK

In March, 2004, the Company received $210,106 from the exercise of 1,400,706 warrants to purchase 700,353 shares of common stock, an additional $15,000 from the exercise of 100,000 warrants to purchase 50,000 shares in April 2004 and $37,500 from the exercise of 250,000 warrants to purchase 125,000 shares in July, 2004. The warrants were issued as a part of the Unit Placements in 2002 and 2003 in which participants received one warrant for each unit purchased, that allows for the purchase of one-half share of common stock for each share of common stock purchased in the Unit Placement. Warrants can only be exercised in even lots for full shares for an exercise price of $0.30 per share.

On April 21, 2005, the Company closed an initial traunche of a private placement offering. Pursuant to a subscription agreement with one accredited investor, the Company received gross proceeds $2,000,000 and issued 2,352,941 shares of common stock; three year warrants to purchase 1,300,000 shares of common stock at $0.90 per share; three year warrants to purchase 200,000 shares of common stock at $2.00 per share; and three year warrants to purchase 200,000 shares of common stock at $3.00 per share pursuant to Regulation D of the Securities Act of 1933, as amended. On April 21, 2005, in conjunction with the offering, the Company adjusted the exercise price of 3,050,000 three year warrants previously issued to nine (9) accredited investors including AB Odnia an entity affiliated with Bengt Odner a director of the Company from $1.00 per share to $0.85 per share in accordance with the terms of the warrants previously issued by the Company September 15, 2004.

On July 5, 2005, the Company completed a second traunche of the placement. Pursuant to subscription agreements with three accredited investors, the Company received gross proceeds of $1,850,000 and issued 2,176,470 shares of common stock; three year warrants to purchase 1,202,500 shares of common stock at $0.90 per share; three year warrants to purchase 185,000 shares of common stock at $2.00 per share; and three year warrants to purchase 185,000 shares of common stock at $3.00 per share pursuant to Regulation D of the Securities Act of 1933, as amended.

On November 7, 2005, the Company elected to issue shares of common stock as payment of interest earned on our 4% convertible debentures issued in September 2004. A total of 348,571 shares of common stock were issued to 10 debenture holders per the debentures.

On December 2, 2005 the Company received $26,000 for the exercise of options at $0.50 per share and issued 50,000 shares of common stock.

In December 2005 the Company received $661,147 from the exercise of 4,672,352 warrants to purchase 2,269,999 shares of common stock. The warrants were issued as a part of the Unit Placements in 2002 in which participants received one warrant for each unit purchased, that allows for the purchase of one-half share of common stock for each share of common stock purchased in the Unit Placement. Warrants can only be exercised in even lots for full shares for an exercise price of $0.30 per share.

NOTE 12 - STOCK OPTIONS AND WARRANT GRANTS

The Company adopted Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation" since its inception and adopted Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB No. 123", in December 2002. In conjunction with the adoption of these standards, the Company applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" with pro forma disclosure of net income and earnings per share as if the fair-value based method prescribed by SFAS No. 123. In general, no compensation cost related to the Company's non-qualified stock option plan is recognized as options are issued for no less than 100% of fair market value on date of grant.

In May 2004, the Company awarded 50,000 options to its former Chairman, President and Chief Executive Officer to purchase 50,000 shares of common stock at $0.45 per share (fair market value on the date of grant) for consulting services subsequent to his resignation as an executive officer and director. The Company recorded $18,000 as compensation expense.

In August 2004 the board of directors approved the aggregate award of 2,300,000 stock options to seven (7) employees, two (2) executive officer/directors two
(2) outside directors, and two (2) consultants. The options have immediate vesting with an exercise price of $0.50 per share (fair-market value at the date of grant) with exercise periods ranging from three to five years from the date of award. The Company recorded $10,800 as compensation expense for the two (2) consultants.

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

In December 2005, the board of directors approved the aggregate award of 995,000 stock options to three employees, three executive officer/directors and two outside directors. The options have immediate vesting with an exercise price of $1.00 per share (fair-market value at the date of grant) with an exercise period of five years from the date of award.

Had compensation cost for the Company's stock options that were issued, been determined on the fair value at grant date consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been as follows:

                              PRO FORMA INFORMATION

                             YEAR ENDED DECEMBER 31,

                                                      2005              2004
                                                 -------------------------------

Number for basic and diluted
earnings (loss) per share available
to common stockholders                           $ (3,347,227)     $ (1,721,313)
Deduct: Total stock-based
           Compensation expense
           determined under fair
           value based method, net                   (544,118)         (857,336)
                                                 -------------------------------
Net loss - pro forma                             $ (3,891,345)     $ (2,578,649)
                                                 ===============================
Denominator for basic earnings
(loss) per share -
Weighted average shares outstanding                53,056,422        49,978,095
Effect of dilutive securities:
  Employee stock option                                    --                --
  Warrants                                                 --                --
  Convertible debt conversion                              --                --

Denominator for basic and diluted
earnings (loss) per share -
Weighted average shares outstanding                53,056,422        49,978,095

Earnings (loss) per share
  Basic - Pro forma                              $      (0.07)     $     (0.03)

Potential common shares of 5,323,333 related to ESW's outstanding stock options and potential common shares of 8,234,855 related to ESW's outstanding Warrants and potential common shares of 12,200,000 related to ESW's 4 percent Convertible debentures were excluded from the computation of diluted earnings/(loss) per share for the year ended December 31, 2005 and 2004, as the effect of inclusion of these shares and the related interest expense would have been anti-dilutive.

SFAS No. 123 requires that the fair value of options and warrants issued to non-employees for goods and services be recorded in the financial statements as an expense.

A summary of option transactions, including those granted pursuant to the terms of certain employment and other agreements, is as follows:

                                           STOCK                WEIGHTED
                                          PURCHASE               AVERAGE
                                          OPTIONS            EXERCISE PRICE
                                      ----------------      ----------------

Outstanding, January 1, 2004              3,932,500               $0.63
Granted                                   2,650,000               $0.50
Expired                                  (2,055,833)             ($0.72)
                                         ----------              ------
Outstanding, December 31, 2004            4,526,667               $0.51
Granted                                   1,030,000               $0.98
Expired                                     (50,000)             ($1.50)
Exercised                                   (50,000)             ($0.50)
                                         ----------              ------
Outstanding, December 31, 2005            5,456,667               $0.59

All of the options and warrants granted are exercisable on date of grant, except 500,000 options granted in August of 2003 that vest over a 3 year period. Of these 500,000 options, 333,332 are currently vested, and 166,668 will vest in August 2006.

At December 31, 2005, the outstanding options have a weighted average remaining life of 43 months.

The weighted average fair value of options granted during 2005 and 2004 was $0.49 and $0.31 respectively and was estimated using the Black-Scholes option-pricing model, and the following assumptions:

                                    2005           2004
                                  --------       --------
       Expected volatility             98%        108.00%
       Risk-free interest Rate       4.00%          3.00%
       Expected life               5.0 yrs        5.0 yrs
       Dividend yield                0.00%          0.00%
       Forfeiture rate               0.00%          0.00%

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

At December 31, 2005, the Company had outstanding options as follows:

NUMBER OF SHARES        EXERCISE PRICE      EXPIRATION DATE
----------------        --------------      ---------------
          25,000            0.17            February 12, 2006
         500,000            0.27            August 6, 2013
          50,000            0.45            April 20, 2009
         250,000            0.50            April 18, 2006
         250,000            0.50            May 4, 2006
         550,000            0.50            August 11, 2007
       1,750,000            0.50            August 11, 2009
         300,000            0.50            December 1, 2009
          35,000            0.50            January 6, 2008
          85,000            0.60            December 10, 2006
         666,667            0.66            September 10,2008
         995,000            1.00            December 31, 2010
 ---------------
       5,456,667

Warrants issued in connection with various private placements of equity securities, are treated as a cost of capital and no income statement recognition is required. A summary of warrant transactions is as follows:

                                                               WEIGHTED
                                          WARRANT               AVERAGE
                                           SHARES           EXERCISE PRICE
                                         ----------         --------------
Outstanding, January 1, 2004              5,873,881              $0.33
Granted                                   3,050,000              $1.00
Exercised                                (1,625,350)            ($0.24)
                                         ----------            -------
Outstanding, December 31, 2004            7,298,531              $0.58
Granted                                   3,272,500              $1.28
Exercised                                (2,336,176)            ($0.30)
                                         ----------            -------
Outstanding, December 31, 2005            8,234,855              $1.14

Outstanding warrants as of December 31, 2005 :

NUMBER OF WARRANT SHARES     EXERCISE PRICE             EXPIRATION DATE
------------------------     --------------             -----------------
       750,000                  0.17    (A)&(E)         April 27, 2006
       838,237                  0.30    (B)&(F)         April 27, 2006
       324,118                  0.30    (B)             March 31, 2006
     3,050,000                  0.85    (C)& (D)        September 13, 2007
     1,300,000                  0.90    (B)             April 21, 2008
       200,000                  2.00                    April 21, 2008
       200,000                  3.00                    April 21, 2008
     1,202,500                  0.90    (B)             July 5, 2008
       185,000                  2.00                    July 5, 2008
       185,000                  3.00                    July 5, 2008
     ---------
     8,234,855

(A) Originally exercisable at $1.20 per share and re-priced in September 2001 and subsequently in 2002.

(A, B & C) Contain certain antidilutive protections.

(D) Originally exercisable at $1.00 per share and adjusted in April 2005.

(E) Effective October 3, 2005 the Company extended the expiry date from October 10, 2005 to April 27, 2006, for 750,000 warrants issued in the Company's October 2000 Private Placement.

(F) Effective November 3, 2005, the Company extended the expiry date from November 14, 2005 to April 27, 2006, for these warrants previously issued in the second traunch of the Company's Unit Private Placement in October 2002. The Company recorded $14,350 as warrant extension expense.

On June 23, 2005, the company, with shareholder approval, amended its 2002 Stock Option Plan, to increase the underlying shares available under the plan to 5,000,000 shares of common stock.

NOTE 13 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2005 and 2004, the Company paid shareholders and their affiliates nil and $25,028, respectively for various services rendered in addition to salaries and reimbursement of business expenses. All transactions are recorded at the exchange amounts. No one transaction or combination attributed to one individual or entity exceeding $60,000 on an annual basis.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

LEASES

Effective November 24, 2004, the Company's wholly owned subsidiary ESW America, Inc. entered into a lease agreement with Nappen & Associates for approximately 40,220 square feet of leasehold space at 2 Bethlehem Pike Industrial Center, Montgomery Township, Pennsylvania. The leasehold space houses the Company's research and development facilities. The lease commenced on January 15, 2005 and expires January 31, 2010.

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

The following breakdown is the total, of the minimum annual lease payments, for both leases.

                            2006        441,390
                            2007        441,390
                            2008        446,815
                            2009        452,240
                            2010        150,707

CAPITAL LEASE OBLIGATION

The Company is committed to the following lease payments in connection with the acquisition of capital assets under capital leases:

           2006                                     $   4,393
           2007                                         4,393
           2008                                         4,393
           2009                                         4,393
           2010                                         3,294
                                                    ---------
                                                    $  20,864

           Less imputed interest at 7.902%              3,199
                                                    ---------
           Total obligation under capital lease        17,665

           Less current portion                         3,120
                                                    ---------
           Total long-term portion                  $  14,545
                                                    =========

The Company has incurred $162 interest expense on capital leases for the year.

NOTE 15 - COMPARATIVE FIGURES

Certain 2004 figures have been reclassified to conform to the financial statements presentation adopted in 2005.

NOTE 16 - SUBSEQUENT EVENTS

On February 10, 2006, the Company received $4,250 from the exercise of options to purchase 25,000 shares of common stock.

Until March 28, 2006, the Company received $72,000 from the exercise of 688,235 warrants to purchase 296,668 shares of common stock. The warrants were issued as a part of the Unit Placements in 2002.

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

ITEM 8A CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURE

The Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" as of the end of the period covered by this report. This evaluation was done with the participation of management, under the supervision of the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO").

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

ITEM 8B OTHER INFORMATION

None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information required by this item will be included in the Proxy Statement with respect to the 2006 Annual Meeting of Stockholders to be filed with the Commission within 120 days following December 31, 2005 under the captions "Election of Directors," and "Directors and Executive Officers of the Registrant" and is incorporated herein by this reference as if set forth in full herein.

ITEM 10. EXECUTIVE COMPENSATION

The information required by this item will be included in the Proxy Statement with respect to the 2006 Annual Meeting of Stockholders to be filed with the Commission within 120 days following December 31, 2005 under the captions "Summary Annual Compensation Table," "Option Grants during Fiscal Year 2005," "Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values," and "Remuneration of Non-Management Directors" and is incorporated herein by this reference as if set forth in full herein.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item will be included in the Proxy Statement with respect to the 2006 Annual Meeting of Stockholders to be filed with the Commission within 120 days following December 31, 2005 under the caption "Security Ownership of Certain Beneficial Owners" and is incorporated herein by this reference as if set forth in full herein.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be included in the Proxy Statement with respect to the 2006 Annual Meeting of Stockholders to be filed with the Commission within 120 days following December 31, 2005 under the caption "Certain Relationships and Related Transactions" and is incorporated herein by this reference as if set forth in full herein.

ITEM 13. EXHIBITS

a) Exhibits are incorporated by reference to the Index of Exhibits provided at the end of this Report on Form 10-KSB.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES: The Company paid its principal accountant Mintz & Partners LLP $30,434 to date in audit fees for the audit of the Company's annual financial statements for 2005 and review of the financial statements included in its Form 10-QSB for the each of the three quarterly reports in 2005.

TAX AND OTHER FEES: The Company paid its principal accountant Mintz & Partners LLP $5,521 for tax compliance services for 2005.

The Company paid its principal accountant Mintz & Partners LLP $22,500 in audit fees for the audit of the Company's annual financial statements for 2004 and review of the financial statements included in its Form 10-QSB for September 30, 2004.

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

TAX FEES: The Company paid its principal accountant Goldstein and Morris Certified Public Accountants, P.C $2,500 for tax compliance for 2004.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned; thereunto duly authorized this 30th day of March 2006 in the city of Concord, Province of Ontario.

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                                  (Registrant)

               BY: /S/ DAVID J. JOHNSON
                   ------------------------------------------
                   DAVID J. JOHNSON
                   PRESIDENT AND CHIEF EXECUTIVE OFFICER

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below, by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURES                              TITLE                       DATE

/S/ NITIN M. AMERSEY           CHAIRMAN AND DIRECTOR           MARCH 30, 2006
----------------------------
NITIN M. AMERSEY

/S/ DAVID J. JOHNSON           PRESIDENT, CHIEF                MARCH 30, 2006
---------------------------    EXECUTIVE OFFICER,
DAVID J. JOHNSON               AND DIRECTOR

/S/ STAN KOLARIC               CHIEF OPERATING OFFICER         MARCH 30, 2006
---------------------------    AND DIRECTOR
STAN KOLARIC

/S/ JOEY SCHWARTZ              CHIEF FINANCIAL OFFICER         MARCH 30, 2006
----------------------------   AND DIRECTOR
JOEY SCHWARTZ

/S/ BENGT G. ODNER             DIRECTOR                        MARCH 30, 2006
----------------------------
BENGT G. ODNER

/S/ MICHAEL F. ALBANESE        DIRECTOR                        MARCH 30, 2006
----------------------------
MICHAEL F. ALBANESE

EXHIBIT
NUMBER    DESCRIPTION

3.1       Articles of Incorporation of the Company. (1)

3.2       Bylaws of the Company. (1)

3.3 Articles of Incorporation of the Company, as amended as of November 29, 2001.(Originally filed as exhibit 3.2) (5)

3.4 Articles of Incorporation of the Company as amended July 20, 2005. (Originally filed as exhibit 3.3) (13)

3.5       Bylaws of the Company as amended January 3, 2006

4.1       Form of Warrant Certificate issued April, 1999. (1)

4.2       Form of Warrant Certificate for 2002 Unit Private Placement (7)

4.3 Form of three (3) year Warrant Certificate exercisable at $0.90 per share issued on April and July 2005. (13)

4.4 Form of three (3) year Warrant Certificate exercisable at $2.00 per share issued on April and July 2005. (13)

4.5 Form of three (3) year Warrant Certificate exercisable at $3.00 per share issued on April and July 2005. (13)

4.6       Specimen of Common Stock Certificate.(Originally filed as exhibit4.1)

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

10.2 Consulting Agreement dated March 31, 1999 by and between May Davis Group and the Company. (1)

10.3 Commission Agreement dated March 31, 1999 by and between May Davis Group and the Company. (1)

10.4 Option Agreement dated June 21, 1999, between David Coates o/a Fifth Business and the Company. (1)

10.5 Option Agreement dated June 21 1999 between Zoya Financial Corp. and the Company. (1)

10.6      Consulting Agreement with Bruno Liber dated January 29, 2000. (2)

10.7 Office Offer to Lease for Environmental Solutions Worldwide Inc. dated October 6, 1999. (2)

10.8 Financial relations agreement with Continental Capital & Equity Corporation dated December 5, 2000. (4)

10.9 Employment Agreement between John A. Donohoe, Jr. and the Company dated as of September 10, 2003. (6)

10.10 Employment Agreement between Robert R. Marino and the Company dated as of September 10, 2003. (6)

10.11 Employment Agreement between David J. Johnson and the Company dated as of September 10, 2003. (6)

10.12     Subscription Agreement for 2001 Common Stock Placement. (7)

10.13 Subscription Agreement for 2002 Unit Private Placement and related representation letters. (7)

10.14 Form of unsecured subordinated promissory note issued by the Company to AB Odinia, dated August 27,2004.(Originally filed as exhibit 10.1)
          (8)

10.15 Form of Securities Subscription Agreement between the Company and Investor for the purchase of 4% Convertible Debentures and three (3) year warrant exercisable at $1.00 per share dated September, 2004.(Originally filed as exhibit 10.1) (9)

10.16 Form of 4% Three (3) Year Debenture issued by the Company dated September, 2004.(Originally filed as exhibit 10.2) (9)

10.17 Form of Three (3) Year Warrant to purchase the Company's Common Stock at $1.00 a share dated September, 2004.(Originally filed as exhibit 10.3) (9)

10.18     Form of Registration Rights Agreement dated September,
          2004.(Originally filed as exhibit 10.4) (9)

10.19 Lease agreement and amended lease agreement between the Company's wholly owned subsidiary ESW America Inc. and Nappen & Associates dated on November 16, 2004. (12)*

10.20 Form of Subscription Agreement dated April and July 2005 for Common Stock at $0.85 and Warrants exercisable at $0.90, $2.00 and $3.00 per share. (13)

10.21     Form of Registration rights Agreement dated April and July 2005. (13)

14.1 Code of ethics adopted March 28, 2005 by the Company's Board Of directors. (12)

14.2 Code of ethics as amended March 28, 2005 by the Company's Board Of directors.

16.1      Letter from James E. Scheifley & Associates, P. C. (1)

16.2 Letter from Daren, Martenfeld, Carr, Testa and Company LLP dated February 2001. (3)

16.3 Letter of resignation from Goldstein and Morris Certified Public Account P.C. dated October 20, 2004 (10)

16.4 Letter from Goldstein and Morris Certified Public Account P.C. dated November 23, 2004 (11)

21.1      List of subsidiaries. (1)

31.1 Certification of Chief Executive Officer pursuant to The Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to The Sarbanes-Oxley Act of 2002.

32.1 Certification Pursuant to 18 U. S. C. Section 1350 as Adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

32.2 Certification Pursuant to 18 U. S. C. Section 1350 as Adopted pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.

(1) Incorporated herein by reference from the Registrant's Form 10 Registration Statement (SEC File No. 000-30392) filed with the Securities and Exchange Commission of November 18, 1999

(2) Incorporated herein by reference from the Registrant's 10-K filed with the Securities and Exchange Commission on March 30, 2000.

(3) Incorporated herein by reference from the Registrant's Form 8-K/A filed with the Securities and Exchange Commission on March 14, 2001.

(4) Incorporated herein by reference from the Registrant's 10-KSB filed with the Securities and Exchange Commission on April 16, 2001.

(5) Incorporated herein by reference from the Registrants Form 10-KSB filed with the Securities and Exchange Commission on April 01, 2002.

(6) Incorporated herein by reference from the Registrant's Form 10-QSB/A filed with the Securities and Exchange Commission on November 26, 2003.

(7) Incorporated by reference from an exhibit filed with the Registrant's Registration Statement on Form S-2 (File No. 333-112125) filed on January 22, 2004.

(8) Incorporated herein by reference from the Registrants Form 8-K filed with the Securities and Exchange Commission on September 2, 2004.

(9) Incorporated herein by reference from the Registrants Form 8-K filed with the Securities and Exchange Commission on September 17, 2004.

(10) Incorporated herein by reference from the Registrants Form 8-K filed with the Securities and Exchange Commission on October 22, 2004.

(11) Incorporated herein by reference from the Registrants Form 8-K/A filed with the Securities and Exchange Commission on December 2, 2004. (12) Incorporated by reference to the Registrant's Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005.

(13) Incorporated herein by reference from the Registrants Form 10-QSB filed with the Securities and Exchange Commission on August 15,2005.

(14) Incorporated herein by reference from the Registrants Form S-8 Registration Statement SEC File No. 333-127549) filed on August 15, 2005.

* Confidential treatment requested for a portion of this exhibit