Form 10KSB/A
period 2005-12-31
ENVIRONMENTAL SOLUTIONS WORLDWIDE INC
filed 2006-04-27
CIK 1082278

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $31,720,422 as of April 13, 2006 based upon the closing sale price reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the registrant.

There were 57,724,492 shares of the registrant's Common Stock outstanding as of April 13, 2006.

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

Name                     Position                      Date Elected/Appointed
----                     --------                      ----------------------
Nitin Amersey            Chairman                      January 2003

David J. Johnson         Director, President and       September 2000
                         Chief Executive Officer

Stan Kolaric             Director, Chief               June 2005
                         Operating Officer

Joey Schwartz            Director, Chief               June 2005
                         Financial Officer
                         and Corporate
                         Secretary

Michael F. Albanese      Director                      February 2006

Bengt G. Odner           Director                      September 2000

Set forth below is information relating to the business experience of each of the directors and executive officer of the Company.

NITIN M. AMERSEY, age 54, has over thirty years of experience in international trade, marketing and corporate management. Mr. Amersey was elected as a director and commenced serving on the board in January 2003. Mr. Amersey was appointed interim Chairman of the Board in May 2004 and subsequently was appointed Chairman of the Board in December 2004. Since 1978, Mr. Amersey has been Chairman of Scothalls Limited, a private trading firm. Mr. Amersey served as President of Circletex Corp., a financial consulting management firm since 2001. From 1988 to 2000, he was Chairman and CEO of the Caribbean Sea Island Cotton Company LTD. From 2003 to 2006 he was Chairman of RMD Entertainment Group. He is also a director of Hudson Engineering Industries Pvt. LTD. in India and other private companies. He also is Chairman of Wide E-Convergence Technology America Corp. of Midas Touch Global Media Corp. Mr. Amersey has a Masters of Business Administration degree from the University of Rochester, Rochester, N.Y. and a Bachelor of Science in Business from Miami University , Oxford, Ohio. He graduated from Miami University as a member of Phi Beta Kappa and Phi Kappa Phi.

DAVID J. JOHNSON, age 43, served as the Company's Chief Operating Officer from August 2000 through November 2001 and served as Senior Vice President of Sales and Marketing from November 2001 until May 2004. Mr. Johnson was elected as a director in September 2000. In addition to serving as a director, On May 1, 2004 he was appointed as the Interim Chief Executive Officer and President and was subsequently appointed President, Chief Executive Officer. Mr. Johnson also served as acting Chief Financial Officer from December 2004 through May 2005. From 1989 to 1999, Mr. Johnson was a strategy and marketing consultant to National Warehousing, Inc. Toronto, Ontario. Mr. Johnson attended Tollgate Tech. Secondary, Mohawk Collage and Devry Institute of Technologies.

STAN KOLARIC, age 59, was appointed as Chief Operating Officer effective May 23, 2005. Mr. Kolaric served as a consultant to the Company and it's wholly owned subsidiary ESW Canada Inc. since September 2004. Over the past thirty years, Mr. Kolaric has worked with BIC Incorporated as the Engineering Manager for North America from 1972 to 1984, Sommerville Belkin Group (currently Cascade Inc.) as their Engineering-Operation Manager from 1984 to 1996 and Thermo Tech Technologies (TTRIF) as Vice-President of Engineering 1996 to 1997. Since 1997 Mr. Kolaric has consulted with various companies. He currently is a director of IBL Structural Steel, Inc. Mr. Kolaric graduated from the University of Ljubljana with Master Degree of Science and Mechanics.

JOEY SCHWARTZ, age 45, has 23 years experience in financial management, business strategy development and marketing. Mr. Schwartz was appointed as Chief Financial Officer effective May 23, 2005. During various periods from February 2001 to September 2004, Mr. Schwartz served in various consulting positions involving organizational development, corporate compliance, legal affairs and finance for ESW and it's wholly owned subsidiary ESW Canada, Inc. Prior to his association with the Company, Mr. Schwartz consulted for several companies in different industries including Identicam Systems Canada Ltd., which was acquired under the GE Infrastructure security group of companies. He was President of Empereau Manufacturing, for over 18 years, a manufacturing company supplying products to the commercial specification and construction industry as well as government procurement. Mr. Schwartz graduated on the dean's honor roll from York University where he received a Bachelor of Arts Degree in Economics and Mathematics.

MICHAEL F. ALBANESE, CPA, age 52, has over 30 years financial experience including roles as CFO and COO. Currently he is the president of Cost Reduction Solutions (CRS), a CPA consulting firm providing services to both private & public companies as well as to the banking industry. From 1978-1986 Mr. Albanese was instrumental in the development of Hertz Penske's One Way Consumer Rental business. Since 2000 he has performed auditing and collateral examination services for such banks as PNC Business Credit, North Fork Bank, Sterling National Bank, Sovereign Bank and many others. Mr. Albanese received a Bachelors of Science degree in Accounting and is a licensed CPA practicing in New Jersey. He is a member of the AICPA and NJSCPA, The Garden State Credit Association and is a registered accountant with the SEC's Public Company Accounting Oversight Board (PCAOB).

BENGT G. ODNER, age 53, has served as a director since September 2000. He served as the Company's Chairman from September 2000 through October 2002. Mr. Odner has also served as our Chief Executive Officer from August 1999 through September 2000 and as interim Chief Executive Officer from February 2002 to July 2002. Mr. Odner was a director of Crystal Fund Ltd., a Bermuda mutual fund, and was a director of Crystal Fund Managers, Ltd. from 1996 until January 2003. From 1990 through 1995, Mr. Odner was the Chairman of Altus Nord AB, a property holding company specializing in Scandinavian properties and a wholly owned subsidiary of Credit Lyonais Bank Paris. Mr. Odner holds a masters degree in Business Administration from Babson College.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Under the securities laws of the United States, the Company's directors, executive officers, and any persons holding more than ten percent of the Company's common stock are required to report their initial ownership of the Company's common stock and any subsequent changes in their ownership to the Securities and Exchange Commission. Specific due dates have been established by the Commission, and the Company is required to disclose any failure to file by those dates. Based upon (1) the copies of Section 16 (a) reports that the Company received from such persons for their 2005 fiscal year transactions, the Company believes there has been compliance with all Section 16 (a) filing requirements applicable to such officers, directors and ten-percent beneficial owners for such fiscal year.

CODE OF ETHICS

ESW's Board of Directors has adopted a Code of Business Conduct and Ethics which provides a framework for directors, officers and employees on the conduct and ethical decision-making integral to their work. The Audit Committee is responsible for monitoring compliance with this code of ethics and any waivers or amendments thereto can only be made by the Board or a Board committee. The Code of Ethics is available on www.sec.gov as an exhibit with the Company's Form 10KSB filed with the Securities and Exchange Commission on April 3, 2006.

AUDIT COMMITTEE COMPOSITION

The Company has a separately designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Michael F. Albanese (Chairman), Nitin M. Amersey and Bengt G. Odner are members of the audit committee. At least one person on the Audit Committee, Michael F. Albanese, qualifies as a "financial expert" as defined by SEC rules implementing Section 406 of the Sarbanes-Oxley Act. As well, the Board has determined that Michael F. Albanese meets the SEC definition of an "independent" director.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation for each of the last three (3) fiscal years earned by the Chief Executive Officer and each of the most highly compensated executive officers (the "Named Executives").

                           SUMMARY COMPENSATION TABLE

                                            ANNUAL COMPENSATION               LONG-TERM COMPENSATION
                                                                                                       UNDERLYING
                                                        ANNUAL      OTHER       STOCK       OTHER      SECURITIES
                                    YEAR     SALARY      BONUS  COMPENSATION   AWARDS   COMPENSATION    OPTIONS
                                    -----------------------------------------------------------------------------
NAME AND PRINCIPAL POSITION

David Johnson (1)                   2005    $150,000    $   --     $17,538                              200,000
Director, Chief Executive Officer   2004    $150,000    $3,125     $17,538                              600,000
And President                       2003    $ 72,000    $   --     $    --

Joey Schwartz (2)                   2005    $ 72,500               $ 9,230                              200,000
Director and, Chief                 2004
Financial Officer                   2003

Stan Kolaric                        2005    $ 72,500                                                    200,000
Director and Chief                  2004
Operating Officer                   2003

Robert R. Marino (4)                2005    $ 74,423    $   --          --
                                    2004    $150,000    $3,125     $ 7,325                              150,000
                                    2003    $ 75,000    $   --     $    --                              150,000

1 In 2003, Mr. Johnson as an employee of the Company's wholly owned subsidiary, ESW Canada, Inc. was paid at the annual rate of $72,000. He also received options to purchase 150,000 shares of common stock under the Company's 2002 Stock Option Plan with a per share exercise price of $0.27 (fair market value at the date of grant). The options expire ten years from the date of issuance and vest over three years. In August 2004, Mr. Johnson also received options to purchase 600,000 shares with a per share exercise price of $0.50 (fair market value on the date of grant). The options expire five years from issuance. In December 2005, Mr. Johnson also received options to purchase 200,000 shares of Common Stock with a per share exercise price of $1.00 (above the fair market value on the date of grant). The options expire five years from issuance.

2 Prior to his appointment as an executive officer and election to the Board of Directors, Mr. Schwartz served as a consultant and received consulting fees. He became an executive officer of the Company in May 2005. In December 2005, Mr. Schwartz received options for 200,000 shares of Common Stock with a per share exercise price of $1.00 (above the fair market value on the date of grant). The options expire five years from issuance.

3 Prior to his appointment as an executive officer and election to the Board of Directors, Mr. Kolaric served as a consultant and received consulting fees. He became an executive officer of the Company in May 2005. In December 2005, Mr. Kolaric received options for 200,000 shares of Common Stock with a per share exercise price of $1.00 (above the fair market value on the date of grant). The options expire five years from issuance.

4 In fiscal 2002, Mr. Marino became a full time employee of the Company's subsidiary, ESW America, Inc. and received and continues to be paid compensation of $150,000 per annum. Mr. Marino also received options to purchase 150,000 shares under the Company's 2002 Stock Option Plan with a per share exercise price of $0.27 (fair market value at the date of grant). The options expire ten years from the date of issuance and vest over three years. In August 2004, Mr. Marino was granted options to purchase 150,000 shares with a per share exercise price of $0.50.
      (fair market value on the date of grant). The options expire five years from issuance. Mr. Marino elected not to stand for re-election to the Board and effective with the Company's annual meeting of shareholders on June 23, 2005, and resigned his position as an executive officer of the Company. Mr. Marino did not have any disputes or disagreements with the Company and its business practices. He remains employed by the Company's wholly owned subsidiary ESW America, Inc.

OPTION GRANTS DURING FISCAL 2005

In December 2005, the board of directors approved the aggregate award of 900,000 stock options to three executive officer/directors and two outside directors. The options have immediate vesting with an exercise price of $1.00 per share (above the fair market value at the date of grant) with an exercise period of five years from the date of award.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

---------------------------------------------------------------------------------------------------------------------
    NAME            NUMBER OF      PERCENT OF TOTAL    EXERCISE OR      EXPIRATION        POTENTIAL REALIZABLE VALUE
                    SECURITIES      OPTIONS/SAR'S      BASE PRICE          DATE            AT ASSSUMED ANNUAL RATES
                    UNDERLYING        GRANTED TO         ($/SH)                           OF STOCK PRICE APPRECIATION
                  OPTIONS/SAR'S      EMPLOYEES IN                                               FOR OPTION TERM
                   GRANTED (#)       FISCAL YEAR                                          ---------------------------
                                                                                              5%($)        10%($)
---------------------------------------------------------------------------------------------------------------------
David J. Johnson     200,000            19.42%            $1.00      December 30, 2010      $(21,320)     $25,470
Joey Schwartz        200,000            19.42%            $1.00      December 30, 2010      $(21,320)     $25,470
Stan Kolaric         200,000            19.42%            $1.00      December 30, 2010      $(21,320)     $25,470
Bengt Odner          150,000            14.56%            $1.00      December 30, 2010      $(15,990)     $19,102
Nitin Amersey        150,000            14.56%            $1.00      December 30, 2010      $(15,990)     $19,102
---------------------------------------------------------------------------------------------------------------------

OPTION EXERCISES AND HOLDINGS

The following table sets forth information concerning the exercise of options during the last fiscal year and unexercised options held as of the end of the fiscal year with respect to each of the named directors and executives:

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

                    SHARES                         NUMBER OF SHARES               VALUE OF UNEXERCISED
                   ACQUIRED       VALUE           UNDERLYING OPTIONS              IN-THE-MONEY OPTIONS
                  ON EXERCISE   REALIZED         AT DECEMBER 31, 2005           AT DECEMBER 31, 2005 (1)
NAME                   #            $       EXERCISABLE     UNEXERCISABLE    EXERCISABLE     UNEXERCISABLE
David Johnson         --           --        1,150,000          50,000        $213,000          $21,500
Joey Schwartz         --           --          600,000              --         $80,000               --
Stan Kolaric          --           --          350,000              --         $30,000               --
Bengt Odner           --           --        1,033,333          16,667        $184,333           $7,166
Nitin Amersey         --           --          333,333          16,667         $44,333           $7,166
Robert Marino*        --           --          250,000          50,000         $73,000          $21,500

(1) Calculated by multiplying the number of shares underlying options by the difference between the closing price of the Common Stock as quoted on the Over-The-Counter Bulletin Board on December 31, 2005 and the exercise price of the options.


*     Denotes a former director or executive officer who resigned during fiscal
      2005.


COMPENSATION OF NON-MANAGEMENT DIRECTORS

During 2005 the Company did not compensate its directors for their attendance at meetings of the Board of Directors, however, non-management directors were reimbursed for verifiable expenses incurred during the course of service to the board and/or Company provided said expenses were approved by the Company. In 2006 the Company instituted monthly compensation for outside directors of $2,500, as well as reimbursement for verifiable expenses incurred during the course of service to the Company provided said expenses are approved by the Company.

THE 2002 STOCK OPTION PLAN

On June 23, 2005, the company, with shareholder approval, amended its 2002 Stock Option Plan, to increase the underlying shares of common stock available under the plan to 5,000,000 shares. The 2002 Stock Option Plan is the successor plan to the 2000 Nonqualified Stock Option Plan. All stock options outstanding under the 2000 Nonqualified Stock Option Plan remain in effect according to their terms and conditions (including vesting requirements). Under the Company's 2002 Stock Option Plan, the compensation committee may grant equity incentive awards to directors, officers, employees and service providers of the Company, in the form of incentive stock options, non-qualified stock options, and other performance-related or non-restricted stock awards. The selection of participants in the 2002 Plan, the determination of the award vehicles to be utilized and the number of stock options or shares subject to an award are determined by the committee, in its sole discretion, within the approved allocation of shares. The committee shall determine any service requirements and/or performance requirements pertaining to any stock awards under the 2002 Plan. The Plan permits the Company to provide its employees with incentive compensation opportunities which are motivational and which afford the most favorable tax and accounting treatments to the Company. The exercise price of any option granted under the 2002 Plan shall not be less than the fair market value of the common stock of the Company on the date of grant.

EMPLOYMENT AGREEMENTS

Effective September 10, 2003, the Company entered into Employment Agreements with Robert R. Marino, Vice President and Technical Director of Research and Development and David J. Johnson, Senior Vice President of Sales and Business Development of the Company for a period of two (2) years and twenty (20) days from the effective date. Both Messrs. Marino and Johnson were paid a base salary of $150,000 in accordance with the Company's payroll practices. Additionally, both Messrs. Marino and Johnson were entitled to a vehicle allowance of $6,000 annually. Mr. Johnson was appointed interim President and Chief Executive Officer in May 2004, and was subsequently appointed President and Chief Executive Officer, and served as Acting Chief financial Officer from December 2004 through May 2005.

The term of Mr. Johnson's employment agreement with the Company has lapsed; however, he continues to receive annual compensation of $150,000 for his service as Chief Executive Officer and President under the terms of the expired agreement.

The term of Mr. Marino's employment agreement with the Company has also lapsed. In addition, Mr. Marino has resigned from his position as an executive officer with the Company. Mr. Marino continues to be employed by the Company's wholly owned subsidiary ESW America, Inc. and receives annual compensation of $150,000.

Messrs. Kolaric and Schwartz, each received total compensation that would be $120,000 on an annual basis. Both Mr. Kolaric and Mr. Schwartz continue to receive compensation in their current positions in accordance with the terms of their prior agreements with the Company and its subsidiary.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, to the best knowledge of the Company, as of April 13, 2006, certain information with respect to (1) beneficial owners of more than ten percent (10%) of the outstanding common stock of the Company, (2) beneficial ownership of shares of the Company's common stock by each director and named executive, (3) beneficial ownership of shares of common stock of the Company by all directors and officers as a group.

Unless otherwise noted, all shares are beneficially owned and the sole voting and investment power is held by the persons/entities indicated.

Based upon the aggregate of all shares of common stock issued and outstanding as of April 13, 2006 in addition to shares issuable upon exercise of options or warrants currently exercisable or becoming exercisable within 60 days and which are held by the individuals named on the table.

                                   SHARES OF                     TOTAL             % OF
                                    COMMON      OPTIONS/       BENEFICIAL      COMMON STOCK
NAME OF BENEFICIAL OWNER            STOCK        OTHER         OWNERSHIP(1)     OUTSTANDING
Nitin M. Amersey, Chairman          155,000      333,333(2)       488,333          0.84%
 335 Connie Crescent
 Concord, ON L4K 5R2

David Johnson,                           --    1,150,000(3)     1,150,000          1.95%
Chief Executive Officer,
President and Director
 335 Connie Crescent
 Concord, ON L4K 5R2

Bengt Odner, Director             4,848,134    4,158,333        9,006,467(4)      14.55%
 335 Connie Crescent
 Concord, ON L4K 5R2

Joey Schwartz,                       10,000      600,000(14)      610,000          1.05%
Chief Financial Officer and
Director
 335 Connie Crescent
 Concord, ON L4K 5R2

Stan Kolaric                         20,000      350,000(15)      370,000          0.64%
Chief Operation Officer and
Director
 335 Connie Crescent
 Concord, ON L4K 5R2

Black Family 1997 Trust (5)       1,614,286    5,000,000(13)    6,614,286         10.54%
 1301 Avenue of the Americas
 New York, NY 10019

Leon D. Black (6)                   178,571    8,014,286        8,192,857         12.78%
 1301 Avenue of the Americas
 New York, NY 10019

Leon D. Black Trust UAD (8)         517,647      333,823(7)       851,470          1.47%
 11/30/92 FBO Alexander Black
 1301 Avenue of the Americas
 New York, NY 10019

Leon D. Black Trust UAD (9)         517,647      333,823(7)       851,470          1.47%
 11/30/92 FBO Benjamin Black
 1301 Avenue of the Americas
 New York, NY 10019

Leon D. Black Trust UAD (10)        517,647      333,823(7)       851,470          1.47%
 11/30/92 FBO Joshua Black
 1301 Avenue of the Americas
 New York, NY 10019

Leon D. Black Trust UAD (11)        517,647      333,823(7)       851,470          1.47%
 11/30/92 FBO Victoria Black
 1301 Avenue of the Americas
 New York, NY 10019

Robert C. Fanch(12)               3,513,024    3,180,000        6,693,024         10.99%

All current directors and         5,033,134    6,591,666       11,624,800         18.07%
 executive officers as a group
(five persons)

(1) On the basis of 57,724,492 shares of common stock outstanding, plus, in the case of any person deemed to own shares of common stock as a result of owning options, warrants, or rights to purchase common stock exercisable within 60 days of April 13, 2006.

(2) Includes options to purchase 33,333 shares of common stock at $0.27 per share expiring August 6, 2013, options to purchase 150,000 shares of common stock at $0.50 per share expiring August 11, 2009,and options to purchase 150,000 shares of common stock at $1.00 per share expiring December 30, 2010.

(3) Includes 250,000 options exercisable at $0.50, which expire May 4, 2006. Also includes options to purchase 100,000 shares of common stock at $0.27 per share expiring August 6, 2013. Also includes options to purchase 600,000 shares of common stock at $0.50 per share expiring August 11, 2009. Also includes options to purchase 200,000 shares of common stock at $1.00 per share expiring December 30, 2010.

(4) Mr. Bengt George Odner is a director of Environmental Solutions Worldwide, Inc. as well as AB Odnia and the beneficiary of a trust that controls Ledelle Holdings Limited. Includes 2,096,429 shares of common stock, 2,500,000 shares of common stock underlying a convertible debenture and 625,000 shares of common stock underlying warrants directly beneficially owned by AB Odnia. Also includes 517,000 shares of common stock directly owned by Ledelle Holdings Limited, a corporation organized under the Laws of Cyprus. Further includes: (i) 2,234,705 shares of common stock and (ii) 1,033,333 shares of common stock underlying options.

(5) Includes shares and warrants owned by Leon D. Black, Leon D. Black Trust UAD 11/30/92 FBO Alexander Black, Leon D. Black Trust UAD 11/30/92 FBO Benjamin Black, Leon D. Black Trust UAD 11/30/92 FBO Joshua Black and Leon
      D. Black Trust UAD 11/30/92 FBO Victoria Black for which beneficial ownership is disclaimed.

(6) Includes shares and warrants owned by Black Family 1997 Trust, Leon D. Black Trust UAD 11/30/92 FBO Alexander Black, Leon D. Black Trust UAD 11/30/92 FBO Benjamin Black, Leon D. Black Trust UAD 11/30/92 FBO Joshua Black and Leon D. Black Trust UAD 11/30/92 FBO Victoria Black which the beneficial ownership is disclaimed.

(7)   Warrants to purchase 333,823 shares of common stock.

(8) Excludes shares and warrants owned by Black Family 1997 Trust, Leon D. Black, Leon D. Black Trust UAD 11/30/92 FBO Benjamin Black, Leon D. Black Trust UAD 11/30/92 FBO Joshua Black and Leon D. Black Trust UAD 11/30/92 FBO Victoria Black for which beneficial ownership is disclaimed.

(9) Excludes shares and warrants owned by Black Family 1997 Trust, Leon D. Black, Leon D. Black Trust UAD 11/30/92 FBO Alexander Black, Leon D. Black Trust UAD 11/30/92 FBO Joshua Black and Leon D. Black Trust UAD 11/30/92 FBO Victoria Black for which beneficial ownership is disclaimed.

(10) Excludes shares and warrants owned by Black Family 1997 Trust, Leon D. Black, Leon D. Black Trust UAD 11/30/92 FBO Alexander Black, Leon D. Black Trust UAD 11/30/92 FBO Benjamin Black, Leon D. Black Trust UAD 11/30/92 FBO Victoria Black for which beneficial ownership is disclaimed.

(11) Excludes shares and warrants owned by Black Family 1997 Trust, Leon D. Black, Leon D. Black Trust UAD 11/30/92 FBO Alexander Black, Leon D. Black Trust UAD 11/30/92 FBO Benjamin Black and Leon D. Black Trust UAD 11/30/92 FBO Joshua Black for which beneficial ownership is disclaimed.

(12)  Includes (i) 750,000 shares of Common Stock beneficially owned by Robert
      C. Fanch., (ii) 2,763,024 shares of Common Stock directly beneficially owned by Robert C. Fanch Revocable Trust ("Trust"), a trust of which Robert C. Fanch is the trustee and beneficiary, (iii) 1,180,000 shares of Common Stock issuable upon the exercise of warrants directly beneficially owned by Trust and(iv) 2,000,000 shares of Common Stock issuable upon conversion of convertible debentures directly beneficially owned by the Trust.

(13) Includes 1,000,000 shares of Common Stock issuable upon the exercise of warrants, and 4,000,000 shares of Common Stock issuable upon conversion of convertible debentures.

(14) Includes 250,000 options exercisable at $0.50, which expire May 4, 2006 and 150,000 options exercisable at $0.50 which expire December 1, 2009. Also includes options to purchase 200,000 shares of common stock at $1.00 per share expiring December 30, 2010.

(15) Includes 150,000 options exercisable at $0.50 which expire December 1, 2009. Also includes options to purchase 200,000 shares of common stock at $1.00 per share expiring December 30, 2010.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In August 2004 the Company issued a $1.25 million unsecured subordinated promissory note to AB Odnia, an entity that is affiliated with Mr. Odner, a director of the Company. AB Odnia subsequently exchanged its unsecured subordinated promissory note to a $1.25 million convertible debenture, in September 2004 as a part of the $6.1 million in convertible debentures issued by the Company.

Mr. Amersey the Company's Chairman of the Board is the owner of Langford Business Services LLC, a company that is party to a sales representative agreement dated March 15, 2002, with the Company's wholly owned subsidiary, ESW Canada, Inc. whereby Langford and its subagent, Hudson Engineering Industries Pvt. Ltd. (Bombay), also owned by Mr. Amersey and his family, serve as ESW Canada's exclusive representative in India for the sale and after sale support of certain products of the Company in India. To date, no sales transactions have taken place under the agreement between ESW Canada and Langford.

ITEM 13. EXHIBITS.

An index to exhibits appears directly at the end of this report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned; thereunto duly authorized this 26th day of April 2006 in the city of Concord, Province of Ontario.

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

SIGNATURES                              TITLE                       DATE


/S/ NITIN M. AMERSEY           CHAIRMAN AND DIRECTOR           APRIL 26, 2006
----------------------------
NITIN M. AMERSEY


/S/ DAVID J. JOHNSON           PRESIDENT, CHIEF                APRIL 26, 2006
---------------------------    EXECUTIVE OFFICER,
DAVID J. JOHNSON               AND DIRECTOR


/S/ STAN KOLARIC               CHIEF OPERATING OFFICER         APRIL 26, 2006
---------------------------    AND DIRECTOR
STAN KOLARIC


/S/ JOEY SCHWARTZ              CHIEF FINANCIAL OFFICER         APRIL 26, 2006
----------------------------   AND DIRECTOR
JOEY SCHWARTZ


/S/ BENGT G. ODNER             DIRECTOR                        APRIL 26, 2006
----------------------------
BENGT G. ODNER


/S/ MICHAEL F. ALBANESE        DIRECTOR                        APRIL 26, 2006
----------------------------
MICHAEL F. ALBANESE

EXHIBIT
NUMBER      DESCRIPTION

3.1         Articles of Incorporation of the Company. (1)

3.2         Bylaws of the Company. (1)

3.3 Articles of Incorporation of the Company, as amended as of November 29, 2001.(Originally filed as exhibit 3.2) (5)

3.4         Articles of Incorporation of the Company as amended July 20, 2005.
            (Originally filed as exhibit 3.3) (13)

3.5         Bylaws of the Company as amended January 3, 2006 (15)

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

14.2 Code of ethics as amended March 28, 2006 by the Company's Board Of directors. (15)

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

(14) Incorporated herein by reference from the Registrants Form S-8 Registration Statement SEC File No. 333-127549) filed on August 15, 2005.

(15) Incorporated herein by reference from the Registrants Form 10-KSB filed with the Securities and Exchange Commission on April 3, 2006.

*     Confidential treatment requested for a portion of this exhibit