Form 10QSB
period 2006-03-31
ENVIRONMENTAL SOLUTIONS WORLDWIDE INC
filed 2006-05-15
CIK 1082278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

                          [x] Quarterly report pursuant
                                       to
                                  Section 13 or
                     15(d) of the Securities Exchange Act of
                                  1934 for the
                    quarterly period ended - March 31, 2006.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the 12 months (or for such shorter period that the Company was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES [x] NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [x]

The issuer had 59,265,938 shares of common stock, par value $0.001 outstanding as of April 28, 2006.

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
                                   FORM 10-QSB


                                      INDEX

PART I    FINANCIAL INFORMATION                                         PAGE NO.

  ITEM 1  Financial Statements (unaudited)
            Consolidated Condensed Balance Sheet as of                        F2
              March 31, 2006
            Consolidated Condensed Statements of Operations for the           F3
              Three Months Ended March 31, 2006 and 2005

         Consolidated Condensed Statement of Changes in Stockholders'         F4
                Equity for the Three Months Ended March 31, 2006

           Consolidated Condensed Statements of Cash Flows for the            F5
                   Three Months Ended March 31, 2006 and 2005

            Notes to Consolidated Condensed Financial Statements         F6- F15

  ITEM 2  Management's Discussion and Analysis of Operations                   2

  ITEM 3  Controls and Procedures                                             10

PART II   OTHER INFORMATION

  ITEM 5  Other Information -- Subsequent Events                              11

ITEM 1. FINANCIAL STATEMENTS

SEE FINANCIAL STATEMENTS



                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                              AS AT MARCH 31, 2006
                                   (UNAUDITED)


ASSETS

Current assets
      Cash and cash equivalents (Note 4)                           $  1,093,791
      Accounts receivable - net of allowance of $25,071 (Note 2)        609,959
      Insurance proceeds recoverable (Note 5)                           150,302
      Inventory (Note 6)                                              1,189,391
      Prepaid expenses                                                  261,782
                                                                   ------------

           Total current assets                                       3,305,225

Property, plant and equipment, net of accumulated
      depreciation of $ 853,964 (Note 7)                              3,919,442

Patents and trademarks, net of accumulated
      amortization of $1,104,547                                      1,003,221
                                                                   ------------

                                                                   $  8,227,888
                                                                   ============

LIABILITIES AND STOCKHOLDERS EQUITY

Current Liabilities
      Accounts payable and accrued liabilities                     $    631,370

      Redeemable Class A special shares (Note 8)                        453,900

      Current portion of capital lease obligation (Note 14)               3,200
                                                                   ------------

           Total current liabilities                                  1,088,470

Long Term Liabilities
      Captial lease obligation (Note 14)                                 13,572

      Convertible debentures  (Note 9)                                5,844,197
                                                                   ------------

           Total liabilities                                          6,946,239
                                                                   ------------

Stockholders Equity (Note 11)
      Common stock, $0.001 par value, 125,000,000
           shares authorized; 57,724,492 shares
           issued and outstanding                                        57,724
      Additional paid-in capital                                     17,504,645
      Accumulated deficit                                           (16,280,720)
                                                                   ------------

           Total stockholders' equity                                 1,281,649
                                                                   ------------

                                                                   $  8,227,888
                                                                   ============


   The accompanying notes are an integral part of these financial statements


                                       F2


                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  FOR THE THREE MONTH PERIODS ENDING MARCH 31,
                                   (UNAUDITED)



                                                           2006            2005
                                                   ------------    ------------
Revenue
       Net sales                                   $    235,143    $    466,731

Cost of sales                                           346,819         270,893
                                                   ------------    ------------

Gross profit                                           (111,676)        195,838
                                                   ------------    ------------

Operating expenses
       Marketing, office and general costs              919,654         528,752
       Research and development costs                    71,495          91,996
       Officers' compensation and directors fees        117,222          74,423
       Consulting and professional fees                  23,843         102,784
       Interest on long term debt                        61,000          61,000
       Foreign exchange loss / (gain)                     2,999          (8,908)
       Depreciation and amortization                     83,791          65,591
                                                   ------------    ------------

                                                      1,280,004         915,638
                                                   ------------    ------------

Loss from operations                                 (1,391,680)       (719,800)

Interest Income                                          19,469          15,882
                                                   ------------    ------------

Net Loss                                           $ (1,372,211)   $   (703,918)
                                                   ============    ============


Loss per share                                     $      (0.02)   $      (0.01)
                                                   ============    ============


Weighted average number of shares outstanding        57,537,083      50,224,843
                                                   ============    ============





    The accompanying notes are an integral part of these financial statements




                                       F3



                                          ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                           CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                     FOR THE THREE MONTH PERIOD ENDING MARCH 31, 2006
                                                        (UNAUDITED)


                                                        Common Stock           Additional     Accumulated
                                                    Shares         Amount   Paid-In Capital     Deficit          Total

January 1, 2006                                   57,422,824   $     57,422   $ 17,434,697   $(14,908,509)   $  2,583,610

Net Loss                                                --             --             --       (1,372,211)     (1,372,211)

Common stock issued from exercise of options          25,000             25          4,225           --             4,250

Common stock issued from exercise of warrants        276,668            277         65,723           --            66,000

                                                ------------   ------------   ------------   ------------    ------------

March 31, 2006                                    57,724,492   $     57,724   $ 17,504,645   $(16,280,720)   $  1,281,649
                                                ============   ============   ============   ============    ============



         See accompanying notes to the consolidated financial statements



                                       F4


                                 ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                             CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                               FOR THE THREE MONTH PERIODS ENDING MARCH 31,
                                               (UNAUDITED)

                                                                                     2006           2005
                                                                              -----------    -----------

Net loss                                                                      $(1,372,211)   $  (703,918)

Adjustments to reconcile net loss to net cash used in operating activities:
            Depreciation                                                          128,130         43,802
            Amortization                                                           52,731         53,789
            Recovery for uncollectible accounts                                    (2,343)          --
         Interest on debentures                                                    61,000         61,000
            Amortization of debenture warrant fair value                           44,000         44,000
Increase (decrease) in cash flows from operating activities resulting from changes in:
            Accounts receivable                                                   213,389         49,266
         Insurance proceeds recoverable                                            (1,802)          --
            Inventory                                                            (160,757)      (420,576)
            Prepaid expenses                                                       (2,505)      (238,260)
            Accounts payable and accrued liabilities                             (259,900)       171,980
                                                                              -----------    -----------

Net cash used in operating activities                                          (1,300,268)      (938,917)
                                                                              -----------    -----------

Investing activities:
            Acquisition of property, plant and equipment, net                    (758,032)      (451,307)
            Increase in patents and trademarks                                       (639)        (2,188)
                                                                              -----------    -----------

Net cash used in investing activities                                            (758,671)      (453,495)
                                                                              -----------    -----------

Financing activities:
            Issuance of common stock, net                                          70,250           --
            Capital lease obligaition                                                (893)          --
                                                                              -----------    -----------


Net cash provided by financing activities                                          69,357           --
                                                                              -----------    -----------

Net decrease in cash                                                           (1,989,582)    (1,392,412)

Cash & cash equivalents, beginning of year                                      3,083,373      4,633,013
                                                                              -----------    -----------


Cash & cash equivalents, end of period                                        $ 1,093,791    $ 3,240,601
                                                                              ===========    ===========


Supplemental disclosures:
Interest received                                                             $    19,469    $    15,882
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

The accompanying consolidated condensed financial statements have been prepared without audit in conformity with U.S. generally accepted accounting principles, which contemplate continuation of the company as a going concern. The Company, however, has sustained continuing operating losses and presently lacks a sufficient source of commercial income, which creates uncertainty about the Company's ability to continue as a going concern. The Company's ability to continue operations as a going concern and to realize its assets and to discharge its liabilities is dependent upon obtaining additional financing sufficient for continued operations as well as the achievement and maintenance of a profitable level of operations. Management believes the current business plan if successfully implemented may provide an opportunity for the Company to achieve profitable operations and allow it to continue as a going concern. These statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Forms 10-KSB and 10-KSB/A, as filed with the Securities and Exchange Commission for the year ended December 31, 2005.

Revenues and operating results for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries, ESW America, Inc., ESW Technologies, Inc., ESW Canada, Inc. and BBL Technologies, Inc. All inter-company transactions have been eliminated.

ESTIMATES

The preparation of consolidated condensed financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported period. Actual results could differ from those estimates.

CONCENTRATIONS OF CREDIT RISK

The Company's cash balances are maintained in various banks in Canada and the United States. Deposits held in banks in the United States are insured up to $100,000 for each bank by the Federal Deposit Insurance Corporation. The balances at times may exceed these limits.

Accounts Receivable and Concentrations of Credit Risk: The Company performs on-going credit evaluations of its customer's financial condition and generally does not require collateral from those customers. Three customers accounted for 25.8%, 25.6% and 15.1% of the Company's revenue for the three months ended March 31, 2006. Three customers accounted for 61.1%, 11.8% and 9.5% of the Company's accounts receivable as at March 31, 2006.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is estimated and recorded based on management's assessment of the credit history with the customer and current relationships with them. On this basis management has determined that a reserve of $25,071 was appropriate as at March 31, 2006.

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

Patents and trademarks are being amortized on a straight-line basis over their estimated life of ten years. Amortization expense for the three months ended March 31, 2006 and 2005 were $52,731 and $53,789 respectively.

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

The Company also derives revenue (less than 1.5% of total revenue) from providing air testing and environmental certification services. Revenues from these services are recognized upon performance.

RESEARCH AND DEVELOPMENT

The Company is engaged in research and development work. Research and development costs, other than for the acquisition of capital assets, are charged as operating expense of the Company as incurred. In the first three months of 2006 the Company expensed $71,495 (2005 - $91,996) towards research and development costs.

NOTE 3 - CHANGE IN ACCOUNTING POLICY

In December 2004, the FASB issued Revised Statement of Financial Accounting Standards No. 123, Share-Based Payment (FAS 123R), which replaced FAS 123 and superseded APB Opinion No. 25, Accounting for Stock Issued to Employees. FAS 123R requires companies to measure the cost of services received in exchange for an award of equity instruments based on the grant-date fair value of the award, and to recognize the cost over the requisite service period.

Effective January 1, 2006, the Company adopted SFAS 123 (revised 2004), SHARE-BASED PAYMENT ("SFAS 123R"), which revises SFAS 123 and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS 123R requires all share-based payments to employees to be recognized in the financial statements based on their fair values using an option-pricing model, such as the Black-Scholes model, at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). The Company elected to use the modified prospective method for adoption, which requires compensation expense to be recorded for all unvested stock options and restricted shares beginning in the first quarter of adoption. Compensation cost for awards granted prior to, but not vested as of, the date the Company adopted SFAS 123R were based on the grant date fair value and attributes originally used to value those awards.

NOTE 4 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase.

NOTE 5 - INSURANCE PROCEEDS RECOVERABLE

During the previous year, a flood caused damage to a machine in the plant. The machinery was written off and a claim has been submitted to the Company's insurance company.

NOTE 6 - INVENTORY

Inventories as at March 31, 2006 are summarized as follows:


Raw materials          $  913,532
Work-In-Process           242,219
Finished goods             33,640
                       ----------
                       $1,189,391
                       ==========


NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at March 31, 2006 consists of the following:


                                           2006
                                       -----------
Plant, machinery and equipment         $ 3,345,253
Office equipment                           171,085
Furniture and fixtures                     396,622
Vehicles                                    12,014
Leasehold improvements                     848,436
                                       -----------

                                         4,773,406
Less: accumulated depreciation             853,964
                                       -----------

                                       $ 3,919,442
                                       ===========

The office equipment above includes $ 17,665 in assets under capital lease with a corresponding accumulated depreciation of $1,443 at March 31, 2006.

NOTE 8 - REDEEMABLE CLASS A SPECIAL SHARES

700,000 Class A special shares       $ 453,900 (based on the historical exchange
outstanding.                         rate at the time of Authorized, issued, and
                                     issuance.)

The Class A special shares are issued by the Company's wholly-owned subsidiary BBL Technologies, Inc. ("BBL") without par value, and are redeemable on demand by the Holder of the shares which is a private Ontario Corporation at $700,000 CDN (which translates to $599,315 USD at March 31, 2006). As the Class A special shares were issued by the Company's wholly-owned subsidiary BBL, the maximum value upon which the Company is liable is the net book value of BBL. As at March 31, 2006 BBL has an accumulated deficit of $ 1,192,783 USD ($1,844,918 CDN as at March 31, 2006) and therefore, the holder would be unable to redeem the Class A special shares at their ascribed value.



NOTE 9 - CONVERTIBLE DEBENTURES

In September 2004, the Company issued $6,100,000 of convertible debentures in which the basis of conversion into the Company's common stock is $0.50 per share. In conjunction with the debentures, the Company issued warrants to purchase an additional 3.05 million shares of common stock at $1.00 per share. The debentures are for a term of three (3) years and earn interest at the rate of 4%, the principal is due at the end of three years from the date of issuance. The Company has computed the fair-value of the warrants utilizing the Black-Scholes method and apportioned the fair value of the debt and warrants accordingly. As a result, the debentures were discounted by $528,000, which is being amortized over the three (3) year life of the debentures. The effective yield on the debentures is 4.38%. The warrant agreements provide that should the company at any time after the date the warrants are first issued sell additional shares of common stock or equivalents below the then current exercise price, then the Company is required to reduce the current exercise price of the warrant to the price of the new issuance (See Note 12). At the Company's option, the interest on the debentures can be paid in cash or in shares of common stock. As per the terms of the debentures, in September 2005, the Company elected to issue shares of our common stock as payment of interest earned on our 4% convertible debentures issued in September 2004 and therefore, a total of 348,571 shares of common stock were issued to 10 debenture holders for the $244,000 of accrued interest through September 13, 2005. As of March 31, 2006, interest in the amount of $ 61,000 on these has been accrued in accounts payable and accrued liabilities.

AMORTIZATION OF THE DISCOUNT:

           Face value of convertible debenture              6,100,000
           Less: Discounted                                 (528,000)
                                                         -------------
           Book value upon issuance                       $ 5,572,000
           Amortization of the discount 2004                   52,197
                                                         -------------
           December 31, 2004                              $ 5,624,197
           Amortization of the discount 2005                  176,000
                                                         -------------
           December 31, 2005                              $ 5,800,197
           Amortization of the discount 2006                   44,000
                                                         -------------
           March 31, 2006                                 $ 5,844,197
                                                         =============

NOTE 10 - INCOME TAXES

As at March 31, 2006, there are loss carryforwards for Federal income tax purposes of approximately $11,037,565 available to offset future taxable income in the United States. The carryforwards expire in various years through 2023. The Company does not expect to incur a Federal income tax liability in the foreseeable future. Accordingly, a valuation allowance for the full amount of the related deferred tax asset of approximately $3,863,148 has been established until realizations of the tax benefit from the loss carryforwards are assured.

Additionally, as at March 31, 2006, the Company's two wholly owned Canadian subsidiaries had loss carryforwards of approximately $3,522,359 that may be used, in future periods, to offset taxable income. The deferred tax asset of approximately $1,271,572 has been fully offset by a valuation allowance until realization of the tax benefit from the loss carryforwards are assured.

                       FOR THE PERIOD ENDED MARCH 31, 2006

Statutory tax rate:
         U.S.                                                         35.0%
         Foreign                                                      36.1%

Loss before income taxes:
         U.S.                                                 $    791,811
         Foreign                                                   580,400
                                                              ------------
                                                               $ 1,372,211

Expected income tax recovery                                  $   (486,774)

Differences in income taxes resulting from:
         Depreciation (Foreign operations)                         (87,317)
                                                              ------------
                                                                $ (574,091)
Benefit of losses not recognized                                   574,091
                                                              -------------
Income tax provision (recovery) per financial statements      $          0
                                                              -------------


Deferred income tax assets and liabilities consist of the following temporary difference:

                                                     AS AT MARCH 31, 2006

Assets
         Capital Assets - Tax Basis (Foreign operations only) $ 1,650,639 Capital Assets - Book Value (Foreign operations only) (1,849,770)
         Net Capital Assets                                     $ (199,131)
         Tax loss carry forwards                                14,559,924
         Allowance for doubtful accounts                            25,071
Net deductible temporary differences                           $14,385,864
                                                               ===========
         Net deferred income tax asset                         $ 5,072,000
         Valuation Allowance                                    (5,072,000)
                                                               -----------
         Carrying Value                                        $         0
                                                               ===========

NOTE 11 - ISSUANCE OF COMMON STOCK

There was nil issuance of common stocks during the three month period ended March 31, 2005.

On February 10, 2006 the Company received $4,250 for the exercise of options at $0.17 per share and issued 25,000 shares of common stock.

During January to March 2006 the Company received $66,000 from the exercise of 648,235 warrants to purchase 276,688 shares of common stock. The warrants were issued as a part of the Unit Placements in 2002 in which participants received one warrant for each unit purchased, that allows for the purchase of one-half share of common stock for each share of common stock purchased in the Unit Placement. Warrants can only be exercised in even lots for full shares for an exercise price of $0.30 per share.


NOTE 12 - STOCK OPTIONS AND WARRANT GRANTS

In January 2005, the Company issued 35,000 stock options to one employee at an exercise price of $0.50 per share (fair-market value at the date of grant). These options expire three years from the date of grant.

In December 2005, the board of directors approved the aggregate award of 995,000 stock options to three employees, three executive officer/directors and two outside directors. The options have immediate vesting with an exercise price of $1.00 per share (a premium to the fair-market value of the stock at the date of grant) with an exercise period of five years from the date of award.


Had compensation cost for the Company's stock options that were issued during the three month period ended March 31, 2005, been determined on the fair value at grant date consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been as follows:

                              PRO FORMA INFORMATION
                          THREE MONTHS ENDED MARCH 31,


                                                           2005
                                                       ------------

Number for basic and diluted
earnings (loss) per share available
to common stockholders                                 $   (703,918)
Deduct: Total stock-based
           Compensation expense
           determined under fair
           value based method, net                           (9,800)
                                                       ------------
Net loss - pro forma                                   $   (713,718)
                                                       ============
Denominator for basic earnings
(loss) per share -
Weighted average shares outstanding                      50,224,843
Effect of dilutive securities:
  Employee stock option                                        --
  Warrants                                                     --
  Convertible debt conversion                                  --

Denominator for basic and diluted
earnings (loss) per share -
Weighted average shares outstanding                      50,224,843

Earnings (loss) per share
  Basic - Pro forma                                    $      (0.01)

Potential common shares of 5,431,667 related to ESW's outstanding stock options and potential common shares of 7,910,737 related to ESW's outstanding Warrants and potential common shares of 12,200,000 related to ESW's 4 percent Convertible debentures were excluded from the computation of diluted earnings/(loss) per share for the three month period ended March 31, 2006, as the effect of inclusion of these shares and the related interest expense would have been anti-dilutive.

A summary of option transactions, including those granted pursuant to the terms of certain employment and other agreements, is as follows:


                                           STOCK                WEIGHTED
                                          PURCHASE               AVERAGE
                                          OPTIONS             EXERCISE PRICE
                                      ----------------      ----------------

Outstanding, January 1, 2005              4,526,667              $0.51
Granted                                   1,030,000              $0.98
Expired                                     (50,000)            ($1.50)
Exercised                                   (50,000)            ($0.50)
                                          ----------            --------
Outstanding, December 31, 2005            5,456,667              $0.59
Granted                                           0                 --
Expired                                      (    0)                --
Exercised                                   (25,000)            ($0.17)
                                          ----------            --------
Outstanding, March 31, 2006               5,431,667              $0.59
                                          ----------            --------



All of the options and warrants granted are exercisable on date of grant, except 500,000 options granted in August of 2003 that vest over a 3 year period. Of these 500,000 options, 416,666 are currently vested, and 83,334 will vest in August 2006.

At March 31, 2006, the outstanding options have a weighted average remaining life of 40 months.

The weighted average fair value of options granted during the first quarter of 2006 and 2005 was Nil and $0.50 respectively and was estimated using the Black-Scholes option-pricing model, and the following assumptions:


                               March 31,2005
                               -------------
Expected volatility               98.00%
Risk-free interest Rate            4.00%
Expected life                    5.0 yrs
Dividend yield                     0.00%
Forfeiture rate                    0.00%

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

At March 31, 2006, the Company had outstanding options as follows:


NUMBER OF SHARES        EXERCISE PRICE      EXPIRATION DATE
----------------        --------------      ---------------
         500,000            0.27            August 6, 2013
          50,000            0.45            April 20, 2009
         250,000            0.50            May 4, 2006
         250,000            0.50            May 4, 2006
         550,000            0.50            August 11, 2007
       1,750,000            0.50            August 11, 2009
         300,000            0.50            December 1, 2009
          35,000            0.50            January 6, 2008
          85,000            0.60            December 10, 2006
         666,667            0.66            September 10,2008
         995,000            1.00            December 31, 2010
 ---------------
       5,431,667
 ---------------



Warrants issued in connection with various private placements of equity securities, are treated as a cost of capital and no income statement recognition is required. A summary of warrant transactions is as follows:


                                                                WEIGHTED
                                          WARRANT               AVERAGE
                                          SHARES             EXERCISE PRICE
                                      ----------------      ----------------

Outstanding, January 1, 2005              7,298,531              $0.58
Granted                                   3,272,500              $1.28
Exercised                                (2,336,176)            ($0.30)
                                          ----------            --------
Outstanding, December 31, 2005            8,234,855              $1.14
Granted                                         --                  --
Exercised                                  (324,118)            ($0.30)
                                          ----------            --------

Outstanding, March 31, 2006               7,910,737              $1.11
                                          ----------            --------


Outstanding warrants as of March 31, 2006 :


NUMBER OF WARRANT SHARES     EXERCISE PRICE             EXPIRATION DATE
------------------------     --------------             -----------------
       750,000                  0.17    (A)&(E)         April 27, 2006
       838,237                  0.30    (B)&(F)         April 27, 2006
     3,050,000                  0.85    (C)& (D)        September 13, 2007
     1,300,000                  0.90    (B)             April 21, 2008
       200,000                  2.00                    April 21, 2008
       200,000                  3.00                    April 21, 2008
     1,202,500                  0.90    (B)             July 5, 2008
       185,000                  2.00                    July 5, 2008
       185,000                  3.00                    July 5, 2008
     ---------
     7,910,737
     ---------

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

On June 23, 2005, the company, with shareholder approval, amended its 2002 Stock Option Plan, to increase the underlying shares authorized under the plan to 5,000,000 shares of common stock.

NOTE 13 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2006 and 2005, the Company paid shareholders and their affiliates for salaries and reimbursement of business expenses. All transactions are recorded at the exchange amounts. No one transaction or combination attributed to one individual or entity exceeding $60,000 on an annual basis.

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

The following breakdown is the total, of the minimum annual lease payments, for both leases.


                     2006      375,939
                     2007      440,922
                     2008      446,337
                     2009      451,752
                     2010      150,463

CAPITAL LEASE OBLIGATION

The Company is committed to the following lease payments in connection with the acquisition of capital assets under capital leases:

         2006                                        $  3,288
         2007                                           4,385
         2008                                           4,385
         2009                                           4,385
         2010                                           3,288
                                                     ---------
                                                     $ 19,731

         Less imputed interest at 7.902%                2,959
                                                     ---------

         Total obligation under capital lease          16,772

         Less current portion                           3,200
                                                     ---------

         Total long-term portion                     $ 13,572
                                                     =========

The Company has incurred $475 interest expense on capital leases for the period.

NOTE 15 - COMPARATIVE FIGURES

Certain 2005 figures have been reclassified to conform to the financial statements presentation adopted in the current period.

NOTE 16 - SUBSEQUENT EVENTS

On April 25, 2006 the Company received $220,588 from the exercise of warrants. The warrants were issued as a part of the Company's Unit Placement in 2002 in which subscribers received one share of the Company's common stock, par value $0.001 (the "Common Stock") and one warrant exercisable for the purchase of one-half a share of common stock (the "Unit Warrants"). The Unit Warrants can only be exercised in even lots for full shares of Common Stock at an exercise price of $0.30 for one share of Common Stock.

On April 25, 2006 the Company also received $127,500 from the exercise of warrants that had an exercise price of $0.17 for one share of Common Stock. The warrants were issued as a part of the Company's Unit Placements in 2000 in which subscribers received one warrant for each unit purchased.

On May 3, 2006 the Company extended the term of 250,000 options exercisable at $0.50 a share, previously issued to two executive officers through May 1, 2009.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

The following discussion should be read in conjunction with our Financial Statements and Notes thereto included elsewhere in this Report.

This Form 10-QSB contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of our business. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release any modifications or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we caution investors that actual financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, us. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. This report should be read in conjunction with our Annual Report on Forms 10-KSB and 10-KSB/A (No. 1) for the year ended December 31, 2005 as filed with the Securities and Exchange Commission.

GENERAL

We develop, manufacture and sell environmental technology solutions, and are currently focused on the international automotive, transportation and utility engine industries. We manufacture and markets a line of catalytic control products including a line of finished catalytic muffler products, proprietary catalytic converter substrates and catalytic conversion technologies for a number of applications. We also offer emissions testing and certification services.

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

Our catalyst products have been extensively tested in-house, as well as by Original Equipment Manufactures (OEM's) and by independent third parties. Management believes they demonstrate superior performance to comparable competing products. Our customers have incorporated our products to meet their own needs, and have, in specific instances, received certification for their product applications from the Environmental Protection Agency (EPA) and the California Air Resources Board (CARB). Customers have had their engines certified using our Clean Cat (R), Pro Cat (TM), Quiet Cat (TM) catalyst products and services. Our catalyst products are being marketed both domestically and internationally, including in such continents as Asia, Europe and countries as Canada and Mexico.

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


VALUATION OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

We assess the impairment on long-lived assets and intangible assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

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

COMPARISON OF THREE MONTH PERIOD ENDED MARCH 31, 2006 TO THREE MONTH PERIOD ENDED MARCH 31, 2005

RESULTS OF OPERATIONS

The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Forms 10-KSB and 10-KSB/A (No. 1) for the year ended December 31, 2005.

Our financial performance is heavily dependent upon the sales volume achieved. Revenues for the three month period ended March 31, 2006 decreased by $231,588 or 49.6 percent, to $ 235,143 from $ 466,731 for the three month period ended March 31, 2005. The decrease in revenue was due in part to the balance of an order received in 2005, totaling approximately $480,000 that was to be produced and shipped during this period has been delayed and put on hold as a result of our customer having a lower sales volume than they anticipated. We anticipate that this order will be fulfilled sometime in 2006. Management believes 2006 looks positive for the Company and for the industry in general and that net sales will improve in the remaining quarters of fiscal year 2006 over the same periods in the prior fiscal year as a portion of newly developed products are introduced and sold, assuming continued demand in the overall emissions reductions solutions market.

Cost of sales for the three month period ended March 31, 2006 increased by $75,926 or 28.0 percent, to $346,819 from $270,893 for the three month period ended March 31, 2005. Cost of sales as a percentage of revenues for the three month period ended March 31, 2006 was 147.5 percent compared to 58.0 percent for the three month period ended March 31, 2005. The gross margin for the three month period ended March 31, 2006 was negative 47.5 percent as compared to a gross margin of 42.0 percent for the three month period ended March 31, 2005. The reasons for the higher costs of sales include: (i) we experienced certain inefficiencies in production which related to higher direct labor costs as the new plants commenced operations (ii) Certain sales were made at lower selling prices in order to gain market share resulting in higher material costs and (iii) higher depreciation costs as a result of the two plants coming on line whereas last year we operated in one smaller location.

Marketing, office and general expenses for the three month period ended March 31, 2006 increased by $390,902 or 73.9 percent, to $919,654 from $528,752 for the three month period ended March 31, 2005. The primary reason for the increase was due to the addition of a plant in Canada, and consisted of (i) $211,097 increase in administrative payroll costs, (ii) $45,475 increase in facility costs, mainly attributable to rent, (iii) an increase of $66,756 in plant set-up, (iv) $51,781 increase in marketing and sales as the company added sales people, attended more trade shows and handed out more samples, (v) $30,478 increase in office and miscellaneous, and (vi) $14,685 decrease in investor relations as less presentations were performed. As a percentage of revenue, marketing, office and general expenses increased to 391.1 percent for the three month period ended March 31, 2006, compared to 113.3 percent for the three month period ended March 31, 2005.

We experienced a modest decrease in research and development costs. For the three month period ended March 31, 2006 research and development costs decreased by $20,501, or 22.3 percent to $71,495 from $91,996 for the three month period ended March 31, 2005.

Officers' compensation and directors' fees for the three month period ended March 31, 2006 increased by $42,799, or 57.5 percent, to $117,222 from $74,423 for the three month period ended March 31, 2005. As a percentage of revenue, officers' compensation and directors' fees increased to 49.9 percent for the three month period ended March 31, 2006, compared to 15.9 percent for the three month period ended March 31, 2005. In 2006, we instituted monthly compensation for outside directors of $2,500. Compensation to outside directors for the first quarter amounted to $18,750.

Consulting and professional fees for the three month period ended March 31, 2006 decreased by $78,491 to $23,843 from $102,784 for the three month period ended March 31, 2005. The decrease is due to fees paid in the three month ended March 31, 2005 for consulting fees related to the development and implementation of our two new facilities. As a percentage of revenue, consulting and professional fees decreased to 10.1 percent for the three month period ended March 31, 2006, compared to 22.0 percent for the three month period ended March 31, 2005.

Interest expense on long-term debt was $61,000 for the three month period ended March 31, 2006 which is consistent with the three month period ended March 31, 2005. In September 2004, we issued $6.1 million of convertible debentures in which the basis of conversion into our common stock is $0.50 per share, which includes warrants to purchase an additional 3.05 million shares of common stock at $1.00 per share which subsequently have been adjusted to $0.85 effective April 21, 2005. The debentures are for a term of three (3) years and earn interest at the rate of 4%.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of operating capital have been the proceeds of our various financing transactions. As of March 31, 2006, we had cash and cash equivalents of $1,093,791.

Net Cash used in operating activities for the three month period ended March 31, 2006 amounted to $ 1,300,268 as compared to $ 938,917 for the three month period ended March 31, 2005. The increase was mainly attributable to the loss, net of depreciation, amortization, recovery for uncollectible accounts, interest and amortization of the fair value of the debenture warrant of $ 1,088,693. As well as an increase in operating assets and liabilities of $ 211,575 which was primarily due to a decrease in accounts receivable, an increase of inventory, offset by a decrease in accounts payable and accrued liabilities, primarily due to accounts payable attributed to planned expansions at its manufacturing facilities.

Net Cash used in investing activities was $ 758,671 for the three month period ended March 31, 2006 as compared to $ 453,495 for the three month period ended March 31, 2005. The capital expenditures in the first quarter of 2006 were primarily dedicated to the purchase of equipment and leaseholds for our research and development facilities located in Montgomery Township, Pennsylvania, and the manufacturing facility in Concord Ontario, Canada.

Net cash provided in financing activities totaled $ 69,357 for the three month period ended March 31, 2006 as compared to nil for the three month period ended March 31, 2005. The funds were received through the exercise of options and warrants.

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

These capital expenditures and our intent to capitalize on an anticipated increase in demand for our products are the steps that we are taking to try to become profitable and generate positive cash flow. However, there can be no assurances that these steps will be completed or that we will become profitable. Based on our current operating plan, management believes that at March 31, 2006, cash balances, anticipated cash flows from operating activities, or other available financing sources, such as the issuance of debt or equity securities will be sufficient to meet its working capital needs on a short-term basis for at least the next six months. Overall capital adequacy is monitored on an ongoing basis by our management and reviewed quarterly by the Board of Directors.

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

The principal of this debenture is payable in U.S. currency or, at our option, in shares of common stock, par value $0.001 per share, at $.50 per share. At our option, interest on the debenture will be payable in cash or shares of common stock under a conversion formulas as provided in the debenture as per the terms of the debentures. We elected to issue shares of our common stock as payment of the first year's interest earned on our 4% convertible debentures issued in September 2004. A total of 348,571 shares of common stock were issued to 10 debenture holders for the $244,000 of accrued interest through September 13, 2005.

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

FOREIGN CURRENCY TRANSACTIONS

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

Our strategy for management of currency risk relies primarily upon conducting our operations in the countries' respective currency and we may, from time to time, engage in hedging intended to reduce our exposure to currency fluctuations. At March 31, 2006, we had no outstanding forward exchange contracts.


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

(b) CHANGES IN INTERNAL CONTROLS

Not applicable.


                            PART II OTHER INFORMATION

ITEM 5. OTHER INFORMATION

SUBSEQUENT EVENTS

On April 25, 2006 the Company received $220,588 from the exercise of warrants. The warrants were issued as a part of the Company's Unit Placement in 2002 in which subscribers received one share of the Company's common stock, par value $0.001 (the "Common Stock") and one warrant exercisable for the purchase of one-half a share of common stock (the "Unit Warrants"). The Unit Warrants can only be exercised in even lots for full shares of Common Stock at an exercise price of $0.30 for one share of Common Stock.

On April 25, 2006 the Company also received $127,500 from the exercise of warrants that had an exercise price of $0.17 for one share of Common Stock. The warrants were issued as a part of the Company's Unit Placements in 2000 in which subscribers received one warrant for each unit purchased.

On May 3, 2006 the Company extended the term of 250,000 options exercisable at $0.50 a share, previously issued to two executive officers through May 1, 2009.

On May 5, 2006 the Company filed a post effective amendment No.1 on Form SB-2 (Registration No. 333-129579) to its Registration Statement declared effective by the Securities and Exchange Commission on December 22, 2005. Post-Effective Amendment No. 1 to the Registration Statement on Form SB-2 (Registration No. 333-129579) amends the Company's Registration Statement declared effective by the Securities and Exchange Commission on December 22, 2005 to include information from its Form 10-KSB, filed with the Commission on April 3, 2006 and our Form 10-KSB/A (No. 1) filed with the Commission on April 27, 2006, and to update financial information to include the Company's December 31, 2005 results.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS:

31.1 Certification of Chief Executive Officer and President pursuant to the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer, pursuant to the Sarbanes-Oxley Act of 2002.

32.1    Certification pursuant to 18 U.S.C. Section 1350, as amended pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.

32.2    Certification pursuant to 18 U.S.C. Section 1350, as amended pursuant to
        Section 906 of the Sarbanes-Oxley Act of 2002.

(B) Reports on Form 8-K

On January 3, 2006, the Company filed a current report on Form 8-K dated the same date with respect to an amendment to the Company's by-laws permitting the Board to appoint additional persons to serve as board members in accordance with the By-laws until the next annual general meeting of shareholders.

On February 17, 2006, the Company filed a Current Report on Form 8-K dated February 16, 2006 reporting the election of Michael F. Albanese to the Board of Directors and his appointment to serve as the Chairperson of the Audit Committee and as a member of the Compensation Committee.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: May 12, 2006
Concord, Ontario CANADA

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.



BY: /S/ DAVID J. JOHNSON
    --------------------
    DAVID J. JOHNSON
    CHIEF EXECUTIVE OFFICER AND PRESIDENT