Form 10QSB
period 2006-06-30
ENVIRONMENTAL SOLUTIONS WORLDWIDE INC
filed 2006-08-14
CIK 1082278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

                        [x] Quarterly report pursuant to
                                  Section 13 or
                     15(d) of the Securities Exchange Act of
                                  1934 for the
                     quarterly period ended - June 30, 2006.

     [ ] Transition report pursuant to Section 13 or 15(d) of the Securities
                          Exchange Act of 1934 for the
            Transition period from ______________ to _______________.

                        COMMISSION FILE NUMBER 000-30392

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.

        (Exact name of small business issuer as specified in its charter)

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

                                 (905) 695-4142
                (Issuer's telephone number, including area code)

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

The issuer had 59,265,938 shares of common stock, par value $0.001 outstanding as of August 10, 2006.

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.


                                   FORM 10-QSB

                                      INDEX

PART I FINANCIAL INFORMATION                                         PAGE NO.

  ITEM 1  Financial Statements (unaudited)
          Consolidated Condensed Balance Sheet as of                    F2
            June 30, 2006
          Consolidated Condensed Statements of Operations for the       F3
            Three and Six Months Ended June 30, 2006 and 2005

          Consolidated Condensed Statement of Changes in Stockholders'  F4
            Equity for the six Months Ended June 30, 2006

          Consolidated Condensed Statements of Cash Flows for the       F5
            six Months Ended June 30, 2006 and 2005

          Notes to Consolidated Condensed Financial Statements        F6- F14

  ITEM 2  Management's Discussion and Analysis of Operations             2

  ITEM 3  Controls and Procedures                                       12

PART II OTHER INFORMATION

  ITEM 5  Other Information -- Subsequent Events                        13

  ITEM 6 Exhibits                                                       15

ITEM 1. FINANCIAL STATEMENTS



                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                               AS AT JUNE 30, 2006
                                   (UNAUDITED)


ASSETS

Current assets
      Cash and cash equivalents (Note 5)                      $  1,288,482
      Accounts receivable (Note 2)                                 541,446
      Inventory (Note 6)                                         1,098,614
      Prepaid expenses and sundry assets                           345,435
                                                              ------------

           Total current assets                                  3,273,977

Property, plant and equipment under construction (Note 7)          340,043

Property, plant and equipment, net of accumulated
      depreciation of $ 988,583 (Note 7)                         3,917,519

Patents and trademarks, net of accumulated
      amortization of $1,157,294                                   950,813
                                                              ------------

                                                              $  8,482,352
                                                              ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Accounts payable and accrued liabilities                $    573,386
      Note payable (Note 8)                                      1,200,000
      Redeemable Class A special shares (Note 9)                   453,900
      Current portion of capital lease obligation (Note 15)          3,570
                                                              ------------

           Total current liabilities                             2,230,856

Long Term Liabilities
      Capital lease obligation (Note 15)                            13,316

      Convertible debentures  (Note 10)                          5,888,197
                                                              ------------

           Total liabilities                                     8,132,369
                                                              ------------

Stockholders' Equity (Note 12)
      Common stock, $0.001 par value, 125,000,000
           shares authorized; 59,265,938 shares
           issued and outstanding                                   59,265
      Additional paid-in capital                                17,973,197
      Accumulated deficit                                      (17,682,479)
                                                              ------------

           Total stockholders' equity                              349,983
                                                              ------------
                                                              $  8,482,352
                                                              ============


   The accompanying notes are an integral part of these financial statements


                                       F2


                                    ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTH AND SIX MONTH PERIODS ENDING JUNE 30,
                                                  (UNAUDITED)


                                                    SIX MONTHS ENDED JUNE 30       THREE MONTHS ENDED JUNE 30,
                                                       2006           2005           2006             2005
                                                  ------------    ------------    ------------    ------------
Revenue
      Net sales                                   $    395,716    $  1,310,826    $    160,573    $    844,095

Cost of sales                                          396,049         764,151         136,592         493,258
                                                  ------------    ------------    ------------    ------------

Gross profit                                              (333)        546,675          23,981         350,837
                                                  ------------    ------------    ------------    ------------

Operating expenses
      Marketing, office and general costs            1,718,696       1,090,810         799,042         562,059
      Research and development costs                   230,041         264,788         158,546         172,792
      Officers' compensation and directors fees        359,974         174,423         242,752         100,000
      Consulting and professional fees                  48,775         202,088          24,932          99,303
      Interest on long term debt                       122,000         122,000          61,000          61,000
      Foreign exchange loss / (gain)                   (30,294)         (3,711)        (33,293)          5,196
      Depreciation and amortization                    349,078         167,035         177,925         101,445
                                                  ------------    ------------    ------------    ------------

                                                     2,798,270       2,017,433       1,430,904       1,101,795
                                                  ------------    ------------    ------------    ------------

Loss from operations                                (2,798,603)     (1,470,758)     (1,406,923)       (750,958)

Interest Income                                         24,633          39,689           5,164          23,807
                                                  ------------    ------------    ------------    ------------

Net Loss                                          $ (2,773,970)   $ (1,431,069)   $ (1,401,759)   $   (727,151)
                                                  ============    ============    ============    ============


Loss per share                                    $      (0.05)   $      (0.03)   $      (0.02)   $      (0.01)
                                                  ============    ============    ============    ============


Weighted average number of shares outstanding       58,166,785      51,147,820      58,902,570      52,060,654
                                                  ============    ============    ============    ============



                The accompanying notes are an integral part of these financial statements




                                       F3




                               ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                            FOR THE SIX MONTH PERIOD ENDING JUNE 30, 2006
                                             (UNAUDITED)

                                                           ADDITIONAL
                                    COMMON STOCK            PAID-IN       ACCUMULATED
                               SHARES         AMOUNT        CAPITAL         DEFICIT           TOTAL
                               ------         ------        -------         -------           -----

January 1, 2006              57,422,824   $     57,422   $ 17,434,697    $(14,908,509)   $  2,583,610

Net Loss                           --             --             --        (2,773,970)     (2,773,970)

Common stock issued from
  exercise of options            25,000             25          4,225            --             4,250

Common stock issued from
  exercise of warrants          276,668            277         65,723            --            66,000

Common stock issued from
  exercise of warrants           56,150             56            (56)           --              --

Common stock issued from
  exercise of warrants        1,485,296          1,485        346,603            --           348,088

Stock based compensation           --             --          122,005            --           122,005

                           ------------   ------------   ------------    ------------    ------------

June 30, 2006                59,265,938   $     59,265   $ 17,973,197    $(17,682,479)   $    349,983
                           ============   ============   ============    ============    ============




                     See accompanying notes to the consolidated financial statements



                                                  F4




                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                     FOR THE SIX MONTH PERIOD ENDED JUNE 30,
                                   (UNAUDITED)

                                                                                 2006           2005
                                                                              -----------    -----------

Net loss                                                                      $(2,773,970)   $(1,431,069)

Adjustments to reconcile net loss to net cash used in operating activities:
            Depreciation                                                          263,263         91,445
            Amortization                                                          105,477        107,590
            Provision (Recovery) for uncollectible accounts                          --           (3,389)
            Interest on debentures                                                122,000        122,000
            Amortization of debenture warrant fair value                           88,000         88,000
            Stock Based Compensation                                              122,005           --
Increase (decrease) in cash flows from operating
         activities resulting from changes in:
            Accounts receivable                                                   279,559        (76,756)
            Insurance proceeds recoverable                                        148,500           --
            Inventory                                                             (98,912)      (477,123)
            Prepaid expenses                                                      (86,158)       (31,356)
            Accounts payable and accrued liabilities                             (378,885)       567,400
                                                                              -----------    -----------

Net cash used in operating activities                                          (2,209,121)    (1,043,258)
                                                                              -----------    -----------

Investing activities:
            Property, plant and equipment under construction                     (311,111)          --
            Acquisition of property, plant and equipment, net                    (891,241)    (1,752,489)
            Increase in patents and trademarks                                       (977)        (3,262)
                                                                              -----------    -----------

Net cash used in investing activities                                          (1,203,329)    (1,755,751)
                                                                              -----------    -----------

Financing activities:
            Note payable                                                        1,200,000           --
            Issuance of common stock, net                                         418,338      2,000,000
            Capital lease obligation                                                 (779)          --
                                                                              -----------    -----------


Net cash provided by financing activities                                       1,617,559      2,000,000
                                                                              -----------    -----------

Net decrease in cash                                                           (1,794,891)      (799,009)

Cash and cash equivalents, beginning of year                                    3,083,373      4,633,013
                                                                              -----------    -----------


Cash and cash equivalents, end of period                                      $ 1,288,482    $ 3,834,004
                                                                              ===========    ===========


Supplemental disclosures:
Interest received                                                             $    24,633    $    39,689
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

The accompanying consolidated condensed financial statements have been prepared without audit in conformity with U.S. generally accepted accounting principles, which contemplate continuation of the company as a going concern. The Company, however, has sustained continuing operating losses and presently lacks a sufficient source of commercial income, which creates uncertainty about the Company's ability to continue as a going concern. The Company's ability to continue operations as a going concern and to realize its assets and to discharge its liabilities is dependent upon obtaining additional financing sufficient for continued operations as well as the achievement and maintenance of a profitable level of operations. Management believes the current business plan if successfully implemented may provide an opportunity for the Company to achieve profitable operations and allow it to continue as a going concern. These statements have not been audited and should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Forms 10-KSB and 10-KSB/A, as filed with the Securities and Exchange Commission for the year ended December 31, 2005. The methods and policies set forth in the year-end audited consolidated financial statements are followed in these interim consolidated financial statements.

All adjustments considered necessary for fair presentation and of a normal recurring nature have been included in these interim consolidated financial statements. Revenues and operating results for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

Accounts Receivable and Concentrations of Credit Risk: The Company performs on-going credit evaluations of its customer's financial condition and generally does not require collateral from those customers. Three customers accounted for 30.1%, 15.3% and 12.1% of the Company's revenue for the six months ended June 30, 2006. Three customers accounted for 73.7%, 6.2% and 7.5% of the Company's accounts receivable as at June 30, 2006.


                                       F6

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is estimated and recorded based on management's assessment of the credit history with the customer and current relationships with them. On this basis management has determined that a reserve of nil and $27,414 was appropriate as at June 30, 2006 and December 31, 2005 respectively.

PROPERTY, PLANT AND EQUIPMENT UNDER CONSTRUCTION

The Company capitalizes at cost, customized equipment built to be used in the future day to day operations. Once complete and available for use, the cost for accounting purposes is transferred to property, plant and equipment, where normal depreciation rules apply.

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

Patents and trademarks are being amortized on a straight-line basis over their estimated life of ten years. Amortization expense for the six months ended June 30, 2006 and 2005 were $105,477 and $107,558 respectively.

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

The Company also derives revenue (less than 5.3% of total revenue) from providing air testing and environmental certification services. Revenues from these services are recognized upon performance.

RESEARCH AND DEVELOPMENT

The Company is engaged in research and development work. Research and development costs, other than for the acquisition of capital assets, are charged as operating expense of the Company as incurred. In the first six months of 2006 the Company expensed $230,041 (2005 $264,788) towards research and development costs.

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


                                       F7

NOTE 4 - RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of these uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect that this Interpretation will have a material impact on its financial position, results of operations or cash flows.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets ("SFAS No. 156"), which amends FASB Statement No. 140 ("SFAS No.140"). SFAS 156 may be adopted as early as January 1, 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after September 15, 2006 (e.g., January 1, 2007, for calendar year-end entities). The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting. Specifically, the FASB said FAS No. 156 permits a servicer using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value. The Company does not expect that this Interpretation will have a material impact on its financial position, results of operations or cash flows.

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140." SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and also resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS No. 155 was issued to eliminate the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for in a similar fashion, regardless of the instrument's form. The Company does not believe that its financial position, results of operations or cash flows will be impacted by SFAS No. 155 as the Company does not currently hold any hybrid financial instruments.


NOTE 5 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase.


NOTE 6 - INVENTORY

Inventories as at June 30, 2006 are summarized as follows:


Raw materials          $  953,144
Work-In-Process           139,662
Finished goods              5,808
                       ----------
                       $1,098,614
                       ==========


NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30, 2006 consists of the following:



                                           2006
                                       -----------
Plant, machinery and equipment         $ 3,447,892
Office equipment                           174,433
Furniture and fixtures                     397,855
Vehicles                                    12,014
Leasehold improvements                     873,908
                                       -----------

                                         4,906,102
Less: accumulated depreciation             988,583
                                       -----------

                                       $ 3,917,519
                                       ===========



                                       F8

As at June 30, 2006, the Company had $340,043 of customized equipment under construction.

The office equipment above includes $17,665 in assets under capital lease with a corresponding accumulated depreciation of $2,401 at June 30, 2006.


NOTE 8 - NOTE PAYABLE

On June 27, 2006 the Company issued a $1.2 million unsecured subordinated promissory note to a company controlled by a trust to which a director and shareholder of our Company is the beneficiary. The note bears interest at 9% per annum. Principal and interest is due on October 31, 2006.

The holder has the option to receive payment of principal and all accrued interest in the form of restricted shares of the Company's common stock, par value ($0.001) with cost free piggyback registration rights. Under this repayment option, interest will be calculated at 12% per annum.

NOTE 9 - REDEEMABLE CLASS A SPECIAL SHARES

700,000 Class A special shares              $ 453,900 (based on the historical
Authorized, issued, and outstanding.        exchange rate at the time of
                                            issuance.)

The Class A special shares are issued by the Company's wholly-owned subsidiary BBL Technologies, Inc. ("BBL") without par value, and are redeemable on demand by the Holder of the shares which is a private Ontario Corporation at $700,000 CDN (which translates to $627,128 USD at June 30, 2006). As the Class A special shares were issued by the Company's wholly-owned subsidiary BBL, the maximum value upon which the Company is liable is the net book value of BBL. As at June 30, 2006 BBL has an accumulated deficit of $1,193,837 ($1,846,101 CDN as at June 30, 2006) and therefore, the holder would be unable to redeem the Class A special shares at their ascribed value.



NOTE 10 - CONVERTIBLE DEBENTURES

In September 2004, the Company issued $6,100,000 of convertible debentures in which the basis of conversion into the Company's common stock is $0.50 per share. In conjunction with the debentures, the Company issued warrants to purchase an additional 3.05 million shares of common stock at $1.00 per share. The debentures are for a term of three (3) years and earn interest at the rate of 4% per annum, the principal is due at the end of the third year from the date of issuance. The Company has computed the fair-value of the warrants utilizing the Black-Scholes method and apportioned the fair value of the debt and warrants accordingly. As a result, the debentures were discounted by $528,000, which is being amortized over the three (3) year life of the debentures. The effective yield on the debentures is 4.38%. The warrant agreements provide that should the company at any time after the date the warrants are first issued sell additional shares of common stock or equivalents below the then current exercise price, then the Company is required to reduce the current exercise price of the warrant to the price of the new issuance (See Note 12). At the Company's option, the interest on the debentures can be paid in cash or in shares of common stock. As per the terms of the debentures, in September 2005, the Company elected to issue shares of our common stock as payment of interest earned on our 4% convertible debentures issued in September 2004 and therefore a total of 348,571 shares of common stock were issued to 10 debenture holders for the $244,000 of accrued interest through September 13, 2005. As of June 30, 2006, interest in the amount of $122,000 has accrued in accounts payable and accrued liabilities.

AMORTIZATION OF THE DISCOUNT:

           Face value of convertible debenture                  6,100,000
           Less: Discounted                                      (528,000)
                                                         ----------------
           Book value upon issuance                           $ 5,572,000
           Amortization of the discount 2004                       52,197
                                                         ----------------
           December 31, 2004                                  $ 5,624,197
           Amortization of the discount 2005                      176,000
                                                         ----------------
           December 31, 2005                                  $ 5,800,197
           Amortization of the discount 2006                       88,000
                                                         ----------------
           June 30, 2006                                      $ 5,888,197
                                                         ================



                                       F9

NOTE 11 - INCOME TAXES

As at June 30, 2006, there are loss carryforwards for Federal income tax purposes of approximately $11,060,463 available to offset future taxable income in the United States. The carryforwards expire in various years through 2023. The Company does not expect to incur a Federal income tax liability in the foreseeable future. Accordingly, a valuation allowance for the full amount of the related deferred tax asset of approximately $3,871,162 has been established until realizations of the tax benefit from the loss carryforwards are assured.

Additionally, as at June 30, 2006, the Company's two wholly owned Canadian subsidiaries had loss carryforwards of approximately $5,092,954 that may be used, in future periods, to offset taxable income. The deferred tax asset of approximately $1,838,556 has been fully offset by a valuation allowance until realization of the tax benefit from the loss carryforwards are assured.

                                            FOR THE PERIOD ENDED JUNE 30, 2006
                                            ----------------------------------

Statutory tax rate:
         U.S.                                                       35.0%
         Foreign                                                    36.1%

Loss before income taxes:
         U.S                                                    $ 1,286,472
         Foreign                                                  1,487,498
                                                                -----------
                                                                $ 2,773,970

Expected income tax recovery                                    $  (987,252)

Differences in income taxes resulting from:
         Depreciation (Foreign operations)                          (71,767)
                                                                -----------
                                                                $(1,059,019)
Benefit of losses not recognized                                  1,059,019
                                                                -----------
Income tax provision (recovery) per financial statements        $         0
                                                                -----------


Deferred income tax assets and liabilities consist of the following temporary difference:

                                                            AS AT JUNE 30, 2006
                                                            -------------------

Assets
   Capital Assets - Tax Basis (Foreign operations only)        $  1,567,978
   Capital Assets - Book Value (Foreign operations only)         (1,802,969)
                                                               ------------
   Net Capital Assets                                          $   (234,991)
   Tax loss carry forwards                                       16,153,417
                                                               ------------
Net deductible temporary differences                           $ 15,918,426
                                                               ============
   Net deferred income tax asset                               $  5,624,887
   Valuation Allowance                                           (5,624,887)
                                                               ------------
   Carrying Value                                              $          0
                                                               ============




                                      F10

NOTE 12 - ISSUANCE OF COMMON STOCK

On April 28, 2006 the Company received $348,088 for the exercise of 2,220,592 warrants to purchase 1,485,296 shares of common stock.

On April 26, 2006 the Company received nil proceeds for a cashless exercise of 102,941 warrants to purchase 56,150 shares of common stock.

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


NOTE 13 - STOCK OPTIONS AND WARRANT GRANTS

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


Had compensation cost for the Company's stock options that were issued during the six month period ended June 30, 2005, been determined on the fair value at grant date consistent with the provisions of SFAS No. 123, the Company's net loss and loss per share would have been as follows:

                              PRO FORMA INFORMATION
                            SIX MONTHS ENDED JUNE 30,

                                                                2005
                                                             ------------


Earnings (loss) per share available
to common stockholders                                       $ (1,431,069)
Deduct: Total stock-based
           Compensation expense
           determined under fair
           value based method, net                                 (9,800)
                                                             ------------
Net loss - pro forma                                         $ (1,440,869)

                                                             ============
Denominator for basic earnings
(loss) per share -
Weighted average shares outstanding                            51,147,280
Effect of dilutive securities:
  Employee stock option                                              --
  Warrants                                                           --
  Convertible debt conversion                                        --

Denominator for basic and diluted
earnings (loss) per share -
Weighted average shares outstanding                            51,147,280

Earnings (loss) per share
  Basic - Pro forma                                          $     (0.028)



                                      F11

Potential common shares of 5,431,667 related to ESW's outstanding stock options and potential common shares of 6,322,500 related to ESW's outstanding Warrants and potential common shares of 12,200,000 related to ESW's 4% Convertible Debentures were excluded from the computation of diluted earnings/(loss) per share for the six month period ended June 30, 2006, as the effect of inclusion of these shares and the related interest expense would have been anti-dilutive.

A summary of option transactions, including those granted pursuant to the terms of certain employment and other agreements, is as follows:



                                           STOCK                WEIGHTED
                                          PURCHASE               AVERAGE
                                          OPTIONS             EXERCISE PRICE
                                      ----------------      ----------------

Outstanding, January 1, 2005              4,526,667             $   0.51
Granted                                   1,030,000             $   0.98
Expired                                     (50,000)            ($  1.50)
Exercised                                   (50,000)            ($  0.50)
                                         ----------             --------
Outstanding, December 31, 2005            5,456,667             $   0.59
Granted                                           0              --
Expired                                          (0)             --
Exercised                                   (25,000)            ($  0.17)
                                         ----------             --------
Outstanding, June 30, 2006                5,431,667             $   0.59
                                         ----------             --------


All of the options and warrants granted are exercisable on date of grant, except 500,000 options granted in August of 2003 that vest over a 3 year period. Of these 500,000 options, 333,332 are currently vested, and 166,668 will vest in August 2006.

A total of $122,005 for stock based compensation has been recorded as at June 30, 2006. Of this amount $8,000 is for 166,668 options due to vest in August 2006, and $114,005 is for 500,000 options that the company extended in April 2006 for a period of 3 additional years. The 166,668 options were issued to two directors, one director/officer and one employee. The 500,000 options were issued to two directors/officers.

At June 30 2006, the outstanding options have a weighted average remaining life of 40 months.

The weighted average fair value of options granted during the first six months of 2006 and 2005 was nil and $0.50 respectively and was estimated using the Black-Scholes option-pricing model, and the following assumptions:



                               June 30,2005
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



                                      F12

At June 30, 2006, the Company had outstanding options as follows:



NUMBER OF SHARES        EXERCISE PRICE      EXPIRATION DATE
----------------        --------------      ---------------
         500,000            0.27            August 6, 2013
          50,000            0.45            April 20, 2009
         500,000            0.50            May 1, 2009
         550,000            0.50            August 11, 2007
       1,750,000            0.50            August 11, 2009
         300,000            0.50            December 1, 2009
          35,000            0.50            January 6, 2008
          85,000            0.60            December 10, 2006
         666,667            0.66            September 10,2008
         995,000            1.00            December 31, 2010
 ---------------
       5,431,667
 ---------------


Warrants issued in connection with various private placements of equity securities, are treated as a cost of capital and no income statement recognition is required. A summary of warrant transactions is as follows:


                                                                 WEIGHTED
                                          WARRANT                AVERAGE
                                          SHARES             EXERCISE PRICE
                                      ----------------      ----------------

Outstanding, January 1, 2005            7,298,531              $   0.58
Granted                                 3,272,500              $   1.28
Exercised                              (2,336,176)             ($  0.30)
                                       ----------              --------
Outstanding, December 31, 2005          8,234,855              $   1.14
Granted                                      --                 --
Exercised                              (1,912,355)             ($  0.25)
                                       ----------              --------

Outstanding, June 30, 2006              6,322,500              $   0.93
                                       ----------              --------

Outstanding warrants as of June 30, 2006 :



NUMBER OF WARRANT SHARES     EXERCISE PRICE             EXPIRATION DATE
------------------------     --------------             -----------------

     3,050,000                  0.85    (A)&(B)         September 13, 2007
     1,300,000                  0.90    (A)             April 21, 2008
       200,000                  2.00                    April 21, 2008
       200,000                  3.00                    April 21, 2008
     1,202,500                  0.90    (A)             July 5, 2008
       185,000                  2.00                    July 5, 2008
       185,000                  3.00                    July 5, 2008
     ---------
     6,322,500
     ---------



(A) Contain certain anti-dilution provisions.

(B) Originally exercisable at $1.00 per share and adjusted in April 2005.

On June 23, 2005, the company, with shareholder approval, amended its 2002 Stock Option Plan, to increase the underlying shares available under the plan to 5,000,000 shares of common stock.


                                      F13

NOTE 14 - RELATED PARTY TRANSACTIONS

During the six months ended June 30, 2006 and 2005, the Company paid shareholders and their affiliates for salaries and reimbursement of business expenses. All transactions are recorded at the exchange amounts. No one transaction or combination thereof attributed to one individual or entity exceeding $60,000 on an annual basis.

On June 27, 2006, a company controlled by a trust of which a director and shareholder is the beneficiary loaned the Company $1,200,000. Terms of the note are described in note 8.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

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

The following breakdown is the total, of the minimum annual lease payments, for both leases.


                   2006      226,492
                   2007      452,984
                   2008      458,651
                   2009      464,317
                   2010      156,746


CAPITAL LEASE OBLIGATION

The Company is committed to the following lease payments in connection with the acquisition of capital assets under capital leases:

        2006                                            $ 2,294
        2007                                              4,588
        2008                                              4,588
        2009                                              4,588
        2010                                              3,441
                                                        -------
                                                        $19,499

        Less imputed interest at 7.902%                   2,613
                                                        -------

        Total obligation under capital lease             16,886

        Less current portion                              3,570
                                                        -------

        Total long-term portion                         $13,316
                                                        =======

The Company has incurred $487 interest expense on capital leases for the period.

NOTE 16 - COMPARATIVE FIGURES

Certain 2005 figures have been reclassified to conform to the financial statements presentation adopted in the current period.


                                      F14

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


We have recently developed a lightweight, stainless steel muffler system custom-designed for the United States Military Marine's amphibious Light Armored Vehicles (LAV's). The unit construction incorporates our proprietary catalyzed wire mesh substrate integrated into an advanced sound abatement system. The stainless steel muffler system, was specifically engineered to decrease the vehicles overall signature by reducing the diesel engines black smoke (soot), eye and throat irritating noxious diesel engine emissions, temperature and sound. Our wholly owned subsidiary ESW Canada (ESWC) has entered into an agreement to supply 1000 catalyst/muffler units. We have also developed a proprietary substrate/catalyst branded M CAT(TM) specifically for the use in production equipment used in the mining industry. The M CAT(TM) has been performance tested by the Mine Safety and Health Administration (MSHA) for applications in the coal mining sector. The M Cat(TM) utilizes our proprietary wire mesh substrate and a high performance catalyst coating formula. This durable combination has demonstrated its ability to reduce toxic emissions from diesel powered mining equipment in their extremely demanding working environment. The M Cat(TM), as tested by MSHA, when installed on an Isuzu 4JG1T-MAP diesel engine using on-highway D2 diesel fuel, exhibited significant PM reduction, and excellent reductions in Carbon Monoxide (CO), while Nitrogen Dioxide (NO2) levels remained within MSHA's standards.

In September 2004, we received a Level II California Air Resources Board (CARB) Executive Order for our proprietary advanced Diesel Catalyst (Particulate Reactor TM) for all diesel engine models from the 1991 through 1993 model years used in on-road applications operating on standard CARB diesel fuel, and subsequently requested the Executive Order be expanded to include Medium Heavy Duty applications (up to and including 8 liter) for engine models from 1994 through 1997. In July 2006 CARB granted the extension. Additionally, we have received an Executive Order from CARB, which permits sale of catalytic converters for use on 4 liter or smaller gas engines for all model years up to 1995 on which GVW (gross vehicle weight) is 3,750 pounds or less.

Our subsidiary ESW America Inc. is in full compliance with ISO 9001:2000, the ISO standards developed by the International Organization for Standardization which provide an international benchmark for quality systems and foundation for continuous improvement and assurance in design, development and manufacturing. The ISO mandates that we follow strict quality guidelines, administrative protocol and safety procedures to a recognized international standardized code. ISO auditors confirm compliance by auditing us periodically. We passed our most recent surveillance audit in June 2006, and are in full compliance with the ISO requirements. We currently hold a full registration certificate effective until March of 2007. Our subsidiary ESW Canada Inc. in its new manufacturing facility is ISO 9001:2000 pending; registration scheduled for November 2006. Management considers an ISO certification essential for us to do business with many export customers.

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

Our catalyst products have been extensively tested in-house, as well as by Original Equipment Manufactures (OEM's) and by independent third parties. Management believes they demonstrate superior performance to comparable competing products. Our customers have incorporated our products to meet their own needs, and have, in specific instances, received certification for their product applications from the Environmental Protection Agency (EPA) and the California Air Resources Board (CARB). Customers have had their engines certified using our Clean Cat (R), Pro Cat (TM), Quiet Cat (TM) catalyst products and services. Our catalyst products are being marketed both domestically and internationally, including in such continents as Asia, Europe and North America.

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

The estimates and judgments we make that affect the reported amount of assets, liabilities, revenues and expenses are based on our historical experience and on various other factors, which we believe to be reasonable in the circumstances under which they are made. Actual results may differ from these estimates under different assumptions or conditions. We consider our accounting policies related to revenue recognition, the valuation of inventories, research and development and accounting for the value of long-lived assets and intangible assets to be critical accounting policies.

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



COMPARISON OF THREE MONTH PERIOD ENDED JUNE 30, 2006 TO THREE MONTH PERIOD ENDED JUNE 30, 2005

RESULTS OF OPERATIONS

The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Forms 10-KSB and 10-KSB/A (No. 1) for the year ended December 31, 2005.


Our financial performance is heavily dependent upon the sales volume achieved. Revenues for the three month period ended June 30, 2006 decreased by $683,522 or
81.0 percent, to $160,573 from $844,095 for the three month period ended June 30, 2005. Factors that favorably impacted revenue during the three months ended June 30, 2005 included a large order from one of the our customers for diesel substrates, which was not repeated for the second quarter of 2006. We believe the balance of 2006 looks positive assuming continued demand in the overall emissions reductions solutions market and that our net sales will improve in the remaining quarters of fiscal year 2006 over the same periods in the prior fiscal year as a portion of our newly introduced products are introduced and sold.

Cost of sales for the three month period ended June 30, 2006 decreased by $356,666 or 72.3 percent, to $136,592 from $493,258 for the three month period ended June 30, 2005. Cost of sales as a percentage of revenues for the three month period ended June 30, 2006 was 85.0 percent compared to 58.4 percent for the three month period ended June 30, 2005. The gross margin for the three month period ended June 30, 2006 was 14.9 percent as compared to a gross margin of
41.6 percent for the three month period ended June 30, 2005. The reasons for the higher costs of sales are: (i) we experienced higher direct labor costs as the new plants were just getting started, (ii) Certain sales were made at lower selling prices in order to gain market share resulting in higher material costs, and (iii) higher fixed overhead cost such as rent and depreciation as a result of the two plants coming on line whereas in the prior year we operated in one smaller location.

Marketing, office and general expenses for the three month period ended June 30, 2006 increased by $236,983 or 42.2 percent, to $799,042 from $562,059 for the three month period ended June 30, 2005. The primary reason for the increase was due to the addition of a plant in Canada becoming operational, and consisted of
(i) $88,445 increase in administrative payroll costs, (ii) $38,673 increase in facility costs, mainly attributable to rent, (iii) an increase of $67,398 in plant and tool room expenses, (iv) $105,259 increase in marketing and sales as the company added sales people, attended more trade shows and handed out more samples, (v) $35,111 decrease in office and miscellaneous, and (vi) $27,681 decrease in investor relations as less presentations were performed. As a percentage of revenue, marketing, office and general expenses increased to 497.6 percent for the three month period ended June 30, 2006 compared to 66.6 percent for the three month period ended June 30, 2005.

We experienced a modest decrease in research and development costs. For the three month period ended June 30, 2006 research and development costs decreased by $14,246, or 8.2 percent to $158,546 from $172,792 for the three month period ended June 30, 2005.

Officer's compensation and director's fees for the three month period ended June 30, 2006 increased by $142,752 or 142.8 percent, to $242,752 from $100,000 for the three month period ended June 30, 2005. As a percentage of revenue, officer's compensation and director's fees increased to 151.2 percent for the three month period ended June 30, 2006, compared to 11.8 percent for the three month period ended June 30, 2005. The primary reason for the increase was due to a non cash stock compensation expense of $122,005 recorded in the second quarter of 2006 (nil in 2005). In 2006, we instituted monthly compensation for outside directors of $2,500. Compensation to outside directors for the second quarter amounted to $22,500.

Consulting and professional fees for the three month period ended June 30, 2006 decreased by $74,371 or 74.9 percent, to $24,932 from $99,303 for the three month period ended June 30, 2005. The decrease is due to fees paid in the three month ended June 30, 2005 for consulting fees related to the development and implementation of our two new facilities. As a percentage of revenue, consulting and professional fees increased to 15.5 percent for the three month period ended June 30, 2006, compared to 11.8 percent for the three month period ended June 30, 2005.

Interest expense on long-term debt was $61,000 for the three month period ended June 30, 2006 which is consistent with the three month period ended June 30, 2005. In September 2004, we issued $6.1 million of convertible debentures in which the basis of conversion into our common stock is $0.50 per share, which includes warrants to purchase an additional 3.05 million shares of common stock at $1.00 per share which subsequently have been adjusted to $0.85 effective April 21, 2005. The debentures are for a term of three (3) years and earn interest at the rate of 4% per annum.

Depreciation and amortization expense for the three month period ended June 30, 2006 of $177,925 includes $89,599 which would have been allocated to cost of goods sales had we been operating at full capacity.

COMPARISON OF SIX MONTH PERIOD ENDED JUNE 30, 2006 TO SIX MONTH PERIOD ENDED JUNE 30, 2005

RESULTS OF OPERATIONS

Revenues for the six month period ended June 30, 2006 decreased by $915,110, or
69.8 percent, to $395,716 from $1,310,826 for the six month period ended June 30, 2005. Factors that favorably impacted revenue during the six months ended June 30, 2005 included a large order from one of the our customers for diesel substrates as well as an increase for the company's diesel finished converter products.

Cost of sales for the six month period ended June 30, 2006 decreased by 368,102 or 48.2 percent, to $396,049 from $764,151 for the six month period ended June 30, 2005. Cost of sales as a percentage of revenues for the six month period ended June 30, 2006 was 100.1 percent, compared to 58.3 percent for the six month period ended June 30, 2005. The gross margin for the six month period ended June 30, 2006 was nil percent as compared to a gross margin of 41.7 percent for the six month period ended June 30, 2005. The reasons for the higher costs of sales are: (i) we experienced higher direct labor costs as the new plants were just getting started, (ii) Certain sales were made at lower selling prices in order to gain market share resulting in higher material costs, and
(iii) higher fixed overhead cost such as rent and depreciation as a result of the two plants coming on line whereas in the prior year we operated in one smaller location.

Marketing, office and general expenses for the six month period ended June 30, 2006 increased by $627,886 or 57.6 percent, to $1,718,696 from $1,090,810 for the six month period ended June 30, 2005. The primary reason for the increase was due to the addition of a plant in Canada, and consisted of (i) $299,543 increase in administrative payroll costs, (ii) $84,148 increase in facility costs, mainly attributable to rent, (iii) an increase of $134,154 in plant and tool room expenses, (iv) $157,039 increase in marketing and sales as the company added sales people, attended more trade shows and handed out more samples, (v) $4,633 decrease in office and miscellaneous, and (vi) $42,365 decrease in investor relations as less presentations were performed. As a percentage of revenue, marketing, office and general expenses increased to 434.3 percent for the six month period ended June 30, 2006 compared to 83.2 percent for the six month period ended June 30, 2005.

We experienced a modest decrease in research and development costs. For the six month period ended June 30, 2006 research and development costs decreased by $34,747, or 13.1 percent to $230,041 from $264,788 for the six month period ended June 30, 2005.

Officer's compensation and director's fees for the six month period ended June 30, 2006 increased by $185,551 or 106.4 percent, to $359,974 from $174,423 for the six month period ended June 30, 2005. As a percentage of revenue, officer's compensation and director's fees increased to 91.0 percent for the six month period ended June 30, 2006, compared to 13.3 percent for the six month period ended June 30, 2005. The primary reason for the increase was due to a non cash stock option expense of $122,005 recorded for the six month period ended June 30, 2006 (nil for six month period ended June 30, 2005). In 2006, we instituted monthly compensation for outside directors of $2,500. Compensation to outside directors for the six month period ended June 30, 2006 amounted to $41,250.

Consulting and professional fees for the six month period ended June 30, 2006 decreased by $153,313, or 75.9 percent, to $48,775 from $202,088 for the six month period ended June 30, 2005. The decrease is due to fees paid in the six month ended June 30, 2005 for consulting fees related to the development and implementation of our two new facilities. As a percentage of revenue, consulting and professional fees decreased to 12.3 percent for the six month period ended June 30, 2006, compared to 15.4 percent for the six month period ended June 30, 2005.

Interest expense on long-term debt was $122,000 for the six month period ended June 30, 2006 which is consistent with the six month period ended June 30, 2005. In September 2004, we issued $6.1 million of convertible debentures in which the basis of conversion into our common stock is $0.50 per share, which includes warrants to purchase an additional 3.05 million shares of common stock at $1.00 per share which subsequently have been adjusted to $0.85 effective April 21, 2005. The debentures are for a term of three (3) years and earn interest at the rate of 4% per annum.

Depreciation and amortization expense for the six month period ended June 30, 2006 of $349,078 includes $176,961 which would have been allocated to cost of goods sales had we been operating at full capacity.


LIQUIDITY AND CAPITAL RESOURCES


Our principal sources of operating capital have been the proceeds of our various financing transactions. As of June 30, 2006, the Company had cash and cash equivalents of $ 1,288,482.

Net Cash used in operating activities for the six month period ended June 30, 2006 amounted to $2,209,121 as compared to $1,043,258 for the six month period ended June 30, 2005. The increase was mainly attributable to (i) the net loss of $2,773,970, (ii) less the non cash transactions such as depreciation, amortization, interest and amortization of the fair value of the debenture warrant, and stock compensation expense all totaling to $700,745, and (iii) plus an increase in operating assets and liabilities of $135,896 which was primarily due to an increase in accounts receivable, an increase of inventory, offset by a decrease in accounts payable and accrued liabilities.

Net Cash used in investing activities was $1,203,329 for the six month period ended June 30, 2006 as compared to $1,755,751 for the six month period ended June 30, 2005. The capital expenditures in the first half of 2006 were primarily dedicated to the purchase of equipment and leaseholds for the Company's research and development facilities located in Montgomeryville Township, Pennsylvania and the manufacturing facility in Concord Ontario, Canada.

Net cash provided in financing activities totaled $1,617,559 for the six month period ended June 30, 2006 as compared to $2,000,000 for the six month period ended June 30, 2005. For the six month period ended June 30, 2006, $1,200,000 was received by way of a note payable and the $418,338 through the exercise of warrants. For the six month period ended June 30, 2005, $2,000,000 was received through a private placement.

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

Our principal source of liquidity is cash provided by financing activities. Our principal use of liquidity will be to finance capital expenditures and to provide working capital availability. We expect that total capital expenditures for 2006 will be approximately $1,600,000. These capital expenditures will be used primarily for equipment and the completion of the facilities.

We believe this capital expenditure will improve our retention of small to medium-sized customers while at the same time provide us with added sales capacity for higher-end selling solutions. As previously noted earlier, our wholly owned subsidiary ESW Canada (ESWC) is manufacturing 1000 catalyst/muffler units for the United States Military Marine's amphibious Light Armored Vehicles (LAV's). Delivery for these units are anticipated to be completed between September and December 2006.It is anticipated that the expansion of our testing facilities at ESW America, will bring increase revenue in the future , as ATS will now have the capacity to service larger customers.

These capital expenditures and our intent to capitalize on an anticipated increase in demand for our products are the steps that we are taking to try to become profitable and generate positive cash flow. However, there can be no assurances that these steps will be completed or that we will become profitable. Based on our current operating plan, management believes that at June 30, 2006, cash balances, anticipated cash flows from operating activities, and, if necessary or appropriate, borrowings under a future credit facility or other available financing sources, such as the issuance of debt or equity securities will be sufficient to meet its working capital needs on a short-term basis for at least the next six months. Overall capital adequacy is monitored on an ongoing basis by our management and reviewed quarterly by the Board of Directors.

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

DEBT STRUCTURE

On June 27, 2006, we issued a $1.2 Million unsecured subordinated promissory note to Ledelle Holding Limited. Ledelle Holding is a corporation organized under the laws of Cyprus which is controlled by a trust of which Mr. Bengt George Odner, a director of the Company is the beneficiary. The Note bears interest at 9% per annum if principal and interest are paid in cash or at 12% per annum if principal and interest are paid in shares of restricted common stock of the Company. The Note is due and payable October 31, 2006 and may be extended at the option of the holder on a month to month basis. The Company may also prepay the Note at any time without penalty.

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

Our ability to service our indebtedness in cash will depend on our future performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors. Certain of these factors are beyond our control. We believe that, based upon our current business plan, we will be able to meet our debt service obligations when due. Significant assumptions underlie this belief, including, among other things, that we will be successful in implementing our business strategy and that there will be no material adverse developments in our business, liquidity or capital requirements. If we cannot generate sufficient cash flow from operations to service our indebtedness and to meet our other obligations and commitments, we might be required to refinance our debt or to dispose of assets to obtain funds for such purpose. There is no assurance that refinancing or asset dispositions could be effected on a timely basis or on satisfactory terms, if at all, or raise funds through asset sales, sales of equity or otherwise, its ability to pay principal of, and interest on, our debt would be impaired. On such circumstance, we would have to issue shares of our common stock as repayment of this debt, which would be of a dilutive nature to its present shareholders.

NEW ACCOUNTING PRONOUNCEMENTS.

In June 2006 the FASB issued Interpretation No. 48 (FIN 48), "Accounting for Uncertainty in Income Taxes," which prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. Under FIN 48, the financial statements will reflect expected future tax consequences of such positions presuming the taxing authorities' full knowledge of the position and all relevant facts, but without considering time values. Application of FIN 48 is required in financial statements effective for periods ending after December 15, 2006. We are currently evaluating the impact that this interpretation may have on our consolidated financial statements. The Company does not expect that this Interpretation will have a material impact on its financial position, results of operations or cash flows.

Effective January 1, 2006, we adopted the fair value recognition provisions of FASB Statement of Financial Accounting Standard No. 123(R), "Share-Based Payments," (SFAS 123-R), using the modified prospective application method. Under this transition method, the Company will record compensation expense for all stock option awards granted after the date of adoption and for the unvested portion of previously granted stock option awards that remain outstanding at the date of adoption. The amount of compensation cost recognized was based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123. Results for prior periods have not been restated.

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

Our strategy for management of currency risk relies primarily upon conducting our operations in the countries' respective currency and we may, from time to time, engage in hedging intended to reduce our exposure to currency fluctuations. At June 30, 2006, we had no outstanding forward exchange contracts.

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

(b) CHANGES IN INTERNAL CONTROLS

Not applicable.

                            PART II OTHER INFORMATION

ITEM 5. OTHER INFORMATION

SUBSEQUENT EVENTS

On June 22, 2006 the Securities and Exchange Commission declared effective, the Company's May 5, 2006 post effective amendment No.1 to Form SB-2 (Registration No. 333-129579) effective.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS:

           31.1    Certification of Chief Executive Officer and
                   President pursuant to the Sarbanes-Oxley Act of 2002.

           31.2 Certification of Chief Financial Officer, pursuant to the Sarbanes-Oxley Act of 2002.

           32.1    Certification pursuant to 18 U.S.C. Section
                   1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

           32.2    Certification pursuant to 18 U.S.C. Section
                   1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(B) Reports on Form 8-K

On June 27, 2006, the Company filed a Current Report on Form 8-K dated June 30, 2006 reporting the issuance of a $1.2 Million unsecured subordinated promissory note (the "Note") to Ledelle Holding Limited. The Company intends to use the funds from the Note for the purchase of raw materials to fulfill purchase orders from customers as well as for general working capital.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 11, 2006
Concord, Ontario CANADA

                                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.

                                    BY: /S/ DAVID J. JOHNSON
                                        --------------------
                                        DAVID J. JOHNSON
                                        CHIEF EXECUTIVE OFFICER AND PRESIDENT