Form 10QSB
period 2006-09-30
ENVIRONMENTAL SOLUTIONS WORLDWIDE INC
filed 2006-11-13
CIK 1082278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

                        [x] Quarterly report pursuant to
                                  Section 13 or
                     15(d) of the Securities Exchange Act of
                                  1934 for the
                  quarterly period ended - September 30, 2006.

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

The issuer had 59,753,240 shares of common stock, par value $0.001 outstanding as of November 6, 2006.

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.

                                   FORM 10-QSB

                                      INDEX

                          PART I FINANCIAL INFORMATION                  PAGE NO.

  ITEM 1  Financial Statements (unaudited)
          Consolidated Condensed Balance Sheet as of                         F2
            September 30, 2006
          Consolidated Condensed Statements of Operations for the            F3
            Three and Nine Months Ended September 30, 2006 and 2005

          Consolidated Condensed Statement of Changes in Stockholders'       F4
            Equity for the Nine Months Ended September 30, 2006

          Consolidated Condensed Statements of Cash Flows for the            F5
            Nine Months Ended September 30, 2006 and 2005

          Notes to Consolidated Condensed Financial Statements         F6 - F14

  ITEM 2  Management's Discussion and Analysis of Operations                  2

  ITEM 3  Controls and Procedures                                            14

PART II OTHER INFORMATION

  ITEM 2  Unregistered Sale of Equity Securities And Use Of Proceeds         14

  ITEM 5  Other Information -- Subsequent Events                             15

  ITEM 6  Exhibits                                                           15

ITEM 1. FINANCIAL STATEMENTS


                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                            AS AT SEPTEMBER 30, 2006
                                   (UNAUDITED)


ASSETS

Current assets
      Cash and cash equivalents (Note 5)                           $    738,471
      Accounts receivable (Note 2)                                      385,159
      Inventory (Note 6)                                              1,801,324
      Prepaid expenses and sundry assets                                171,505
                                                                   ------------

           Total current assets                                       3,096,459

Property, plant and equipment under construction (Note 7)               115,365

Property, plant and equipment, net of accumulated
      depreciation of $ 1,199,825 (Note 7)                            4,654,527

Patents and trademarks, net of accumulated
      amortization of $1,210,090                                        900,041
                                                                   ------------

                                                                   $  8,766,392
                                                                   ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Accounts payable and accrued liabilities                     $    762,418
      Deferred revenue                                                   87,360
      Note payable (Note 8)                                           2,200,000
      Redeemable Class A special shares (Note 9)                        453,900
      Convertible debentures  (Note 10)                               5,932,197
      Current portion of capital lease obligation (Note 15)               3,542
                                                                   ------------

           Total current liabilities                                  9,439,417

Long Term Liabilities
      Capital lease obligation (Note 15)                                 12,628

           Total liabilities                                          9,452,045
                                                                   ------------

Stockholders' Equity (Note 12)
      Common stock, $0.001 par value, 125,000,000
           shares authorized; 59,753,240 shares
           issued and outstanding                                        59,752
      Additional paid-in capital                                     18,243,710
      Accumulated deficit                                           (18,989,115)
                                                                   ------------

           Total stockholders' equity                                  (685,653)
                                                                   ------------

                                                                   $  8,766,392
                                                                   ============


   The accompanying notes are an integral part of these financial statements


                                       F2




                                    ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                        FOR THE THREE MONTH AND NINE MONTH PERIODS ENDING SEPTEMBER 30,
                                                  (UNAUDITED)

                                                        NINE MONTHS ENDED              THREE MONTHS ENDED
                                                          SEPTEMBER 30                    SEPTEMBER 30,
                                                       2006           2005            2006             2005
                                                  ------------    ------------    ------------    ------------
Revenue
      Net sales                                   $    900,252    $  2,223,605    $    496,025    $    912,779

Cost of sales                                          688,852       1,267,290         284,291         503,139
                                                  ------------    ------------    ------------    ------------

Gross profit                                           211,400         956,315         211,734         409,640
                                                  ------------    ------------    ------------    ------------

Operating expenses
      Marketing, office and general costs            2,654,858       1,924,621         936,163         833,813
      Research and development costs                   325,574         401,123          95,533         136,334
      Officers' compensation and directors fees        478,255         266,731         118,281          92,308
      Consulting and professional fees                  81,167         278,825          32,392          76,737
      Interest on long term debt                       183,000         183,000          61,000          61,000
      Interest on notes                                 36,542            --            36,542            --
      Foreign exchange loss / (gain)                   (31,052)         (4,369)           (758)           (658)
      Depreciation and amortization                    596,546         278,156         247,468         111,121
                                                  ------------    ------------    ------------    ------------

                                                     4,324,890       3,328,087       1,526,621       1,310,655
                                                  ------------    ------------    ------------    ------------

Loss from operations                                (4,113,490)     (2,371,772)     (1,314,887)       (901,015)

Interest Income                                         32,884          74,949           8,251          35,261
                                                  ------------    ------------    ------------    ------------

Net Loss                                          $ (4,080,606)   $ (2,296,823)   $ (1,306,636)   $   (865,754)
                                                  ============    ============    ============    ============


Loss per share                                    $      (0.07)   $      (0.04)   $      (0.02)   $      (0.02)
                                                  ============    ============    ============    ============


Weighted average number of
  shares outstanding                                58,558,615      52,323,313      60,830,197      54,635,968
                                                  ============    ============    ============    ============






                   The accompanying notes are an integral part of these financial statements


                                                       F3




                                    ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                     CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                              FOR THE NINE MONTH PERIOD ENDING SEPTEMBER 30, 2006
                                                  (UNAUDITED)


                                           Common Stock           Additional      Accumulated
                                       Shares         Amount    Paid-In Capital     Deficit          Total
                                       ------         ------    ---------------     -------          -----

January 1, 2006                      57,422,824   $     57,422   $ 17,434,697    $(14,908,509)   $  2,583,610

Net Loss                                   --             --             --        (4,080,606)     (4,080,606)

Common stock issued from
  exercise of options                    25,000             25          4,225            --             4,250

Common stock issued from
  exercise of warrants                  276,668            277         65,723            --            66,000

Common stock issued from
  exercise of warrants                   56,150             56            (56)           --              --

Common stock issued from
  exercise of warrants                1,485,296          1,485        346,603            --           348,088

Stock based compensation                   --             --          122,005            --           122,005

Common stock issued from
  exercise of options                   100,000            100         26,900            --            27,000

Issuance of common stock against
  interest on debentures                387,302            387        243,613            --           244,000

                                   ------------   ------------   ------------    ------------    ------------

September 30, 2006                   59,753,240   $     59,752   $ 18,243,710    $(18,989,115)   $   (685,653)
                                   ============   ============   ============    ============    ============





                        See accompanying notes to the consolidated financial statements



                                       F4



                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                         2006           2005
                                                     -----------    -----------

Net loss                                             $(4,080,606)   $(2,296,823)

Adjustments to reconcile net loss to net cash
  used in operating activities:
            Depreciation                                 483,710        148,689
            Amortization                                 158,273        161,466
            Provision (Recovery) for
              uncollectible accounts                     (27,414)       (13,161)
         Interest on debentures                          183,000           --
         Interest on notes                                36,542           --
            Amortization of debenture
              warrant fair value                         132,000        132,000
         Write down of Property, plant and
              equipment and patents                       15,315           --
         Stock Based Compensation                        122,005           --
Increase (decrease) in cash flows from
  operating activities resulting from
         changes in:
            Accounts receivable                           54,587       (237,638)
         Insurance proceeds recoverable                  148,500
            Inventory                                   (364,017)      (625,703)
            Prepaid expenses                              87,772        (58,404)
            Accounts payable and accrued
              liabilities                                (43,395)       500,166
            Deferred revenue                              87,360           --
                                                     -----------    -----------

Net cash used in operating activities                 (3,006,368)    (2,289,408)
                                                     -----------    -----------

Investing activities:
         Property, plant and equipment
            under construction                          (115,365)          --
            Acquisition of property, plant
              and equipment, net                      (1,864,011)    (2,320,832)
            Increase in patents and trademarks            (3,001)        (4,407)
                                                     -----------    -----------

Net cash used in investing activities                 (1,982,377)    (2,325,239)
                                                     -----------    -----------

Financing activities:
            Note payable                               2,200,000           --
            Issuance of common stock, net                445,338      3,844,374
            Capital lease obligation                      (1,495)          --
                                                     -----------    -----------


Net cash provided by financing activities              2,643,843      3,844,374
                                                     -----------    -----------

Net decrease in cash                                  (2,344,902)      (770,273)

Cash and cash equivalents, beginning of year           3,083,373      4,633,013
                                                     -----------    -----------


Cash and cash equivalents, end of period             $   738,471    $ 3,862,740
                                                     ===========    ===========


Supplemental disclosures:
Interest received                                    $    32,884    $    74,949
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

All adjustments considered necessary for fair presentation and of a normal recurring nature have been included in these interim consolidated financial statements. Revenues and operating results for the nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

Accounts Receivable and Concentrations of Credit Risk: The Company performs on-going credit evaluations of its customer's financial condition and generally does not require collateral from those customers. Three customers accounted for 30.2%, 17.6% and 11.9% of the Company's revenue for the nine months ended September 30, 2006. Three customers accounted for 76.2%, 7.9% and 3.3% of the Company's accounts receivable as at September 30, 2006.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is estimated and recorded based on management's assessment of the credit history with the customer and current relationships with them. On this basis management has determined that a reserve of nil and $2,343 was appropriate as at September 30, 2006 and 2005 respectively.


                                       F6

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

Patents and trademarks are being amortized on a straight-line basis over their estimated life of ten years. Amortization expense for the nine months ended September 30, 2006 and 2005 were $158,273 and $161,466 respectively.

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

The Company also derives revenue (8.9 % of total revenue) from providing air testing and environmental certification services. Revenues from these services are recognized upon performance.

RESEARCH AND DEVELOPMENT

The Company is engaged in research and development work. Research and development costs, other than for the acquisition of capital assets, are charged as operating expense of the Company as incurred. In the first nine months of 2006 the Company expensed $325,574 (2005 $401,123) towards research and development costs.

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

NOTE 4 - RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 158, which requires companies to fully recognize the funded status of each pension and other postretirement benefit plan as a liability or asset on their balance sheets with all unrecognized amounts to be recorded in other comprehensive income. SFAS No. 158 is effective as of the end of the fiscal year ending after Dec. 15, 2006. The Company does not expect that this Interpretation will have a material impact on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, which enhances existing guidance for measuring assets and liabilities using fair value. SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after Nov. 15, 2007. The Company is evaluating the impact of SFAS No. 157 on its financial position and results of operations.


                                       F7

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

NOTE 6 - INVENTORY

Inventories as at September 30, 2006 are summarized as follows:

                     Raw materials         $ 1,058,739
                     Work-In-Process           261,228
                     Finished goods            481,357
                                            ----------
                                            $1,801,324
                                            ==========

Included in Finished goods Inventory is $408,673 of purchased Generators held for resale.


NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at September 30, 2006 consists of the following:

                                                                2006
                                                            -----------
                     Plant, machinery and equipment         $ 4,394,295
                     Office equipment                           177,653
                     Furniture and fixtures                     400,808
                     Vehicles                                    12,014
                     Leasehold improvements                     869,582
                                                            -----------

                                                              5,854,352
                     Less: accumulated depreciation           1,199,825
                                                            -----------

                                                            $ 4,654,527
                                                            ===========

                                       F8

As at September 30, 2006, the Company had $115,365 of customized equipment under construction.

The office equipment above includes 17,665 in assets under capital lease with a corresponding accumulated depreciation of $3,239 at September 30, 2006.

NOTE 8 - NOTE PAYABLE

On September 1, 2006 the Company issued a $1 million unsecured subordinated promissory note to a company controlled by a trust to which a director and shareholder of our Company is the beneficiary. The note bears interest at 9% per annum. Principal and interest is due on December 31, 2006.

On June 27, 2006 the Company issued a $1.2 million unsecured subordinated promissory note to a company controlled by a trust to which a director and shareholder of our Company is the beneficiary. The note bears interest at 9% per annum. Principal and interest is due on October 31, 2006. Subsequent to the end of the quarter and within the applicable grace period per the terms of the Note, the maturity on the note was extended for one month to November 30,2006.

The holder of these notes has the option to receive payment of principal and all accrued interest in the form of restricted shares of the Company's common stock, par value ($0.001) with cost free piggyback registration rights. Under this repayment option, interest will be calculated at 12% per annum.

NOTE 9 - REDEEMABLE CLASS A SPECIAL SHARES

 700,000 Class A special shares                  $ 453,900 (based on the
 Authorized, issued, and outstanding.            historical exchange rate at the
                                                 time of issuance.)


The Class A special shares are issued by the Company's wholly-owned subsidiary BBL Technologies, Inc. ("BBL") without par value, and are redeemable on demand by the Holder of the shares which is a private Ontario Corporation at $700,000 CDN (which translates to $626,286 USD at September 30, 2006). As the Class A special shares were issued by the Company's wholly-owned subsidiary BBL, the maximum value upon which the Company is liable is the net book value of BBL. As at September 30, 2006 BBL has an accumulated deficit of $1,194,856 ($1,847,243 CDN as at September 30, 2006) and therefore, the holder would be unable to redeem the Class A special shares at their ascribed value.

NOTE 10 - CONVERTIBLE DEBENTURES

In September 2004, the Company issued $6,100,000 of convertible debentures in which the basis of conversion into the Company's common stock is $0.50 per share. In conjunction with the debentures, the Company issued warrants to purchase an additional 3.05 million shares of common stock at $1.00 per share. The debentures are for a term of three (3) years and earn interest at the rate of 4% per annum, the principal is due at the end of the third year from the date of issuance. The principal is payable at the Company's option in either shares of the Company's common stock or cash. The Company has computed the fair-value of the warrants utilizing the Black-Scholes method and apportioned the fair value of the debt and warrants accordingly. As a result, the debentures were discounted by $528,000, which is being amortized over the three (3) year life of the debentures. The effective yield on the debentures is 4.38%. The warrant agreements provide that should the company at any time after the date the warrants are first issued sell additional shares of common stock or equivalents below the then current exercise price, then the Company is required to reduce the current exercise price of the warrant to the price of the new issuance (See
Note 12). At the Company's option, the interest on the debentures can be paid in cash or in shares of common stock. As per the terms of the debentures, the Company elected to issue shares of our common stock as payment of interest earned on our 4% convertible debentures issued in September 2004. Therefore a total of 387,302 and 348,571 shares of common stock were issued to 10 debenture holders for the $244,000 of accrued interest through September 13, 2006 and 2005 respectively. As of September 30, 2006, interest in the amount of $11,368 has accrued in accounts payable and accrued liabilities.

AMORTIZATION OF THE DISCOUNT:

                     Face value of convertible debenture              6,100,000
                     Less: Discounted                                  (528,000)
                                                                   ------------
                     Book value upon issuance                       $ 5,572,000
                     Amortization of the discount 2004                   52,197
                                                                   ------------
                     December 31, 2004                              $ 5,624,197
                     Amortization of the discount 2005                  176,000
                                                                   ------------
                     December 31, 2005                              $ 5,800,197
                     Amortization of the discount 2006                  132,000
                                                                   ------------
                     September 30, 2006                             $ 5,932,197
                                                                   ============



                                       F9

NOTE 11 - INCOME TAXES

As at September 30, 2006, there are loss carryforwards for Federal income tax purposes of approximately $12,185,949 available to offset future taxable income in the United States. The carryforwards expire in various years through 2023. The Company does not expect to incur a Federal income tax liability in the foreseeable future. Accordingly, a valuation allowance for the full amount of the related deferred tax asset of approximately $4,265,082 has been established until realizations of the tax benefit from the loss carryforwards are assured.

Additionally, as at September 30, 2006, the Company's two wholly owned Canadian subsidiaries had loss carryforwards of approximately $5,660,649 that may be used, in future periods, to offset taxable income. The deferred tax asset of approximately $2,043,494 has been fully offset by a valuation allowance until realization of the tax benefit from the loss carryforwards are assured.

                     FOR THE PERIOD ENDED SEPTEMBER 30, 2006

           Statutory tax rate:
                    U.S. 35.0%
                    Foreign 36.1%

           Loss before income taxes:
                    U.S                                       $ 1,848,208
                    Foreign                                     2,232,398
                                                              -----------
                                                              $ 4,080,606
                                                              -----------

           Expected income tax recovery                       $(1,452,769)

           Differences in income taxes resulting from:
                    Depreciation (Foreign operations)            (175,532)
                                                              -----------
                                                              $(1,628,301)
           Benefit of losses not recognized                     1,628,301
                                                              -----------
           Income tax provision (recovery) per
                  financial statements                        $         0
                                                              -----------


Deferred income tax assets and liabilities consist of the following temporary difference:

                            AS AT SEPTEMBER 30, 2006

           Assets
              Capital Assets - Tax Basis
                  (Foreign operations only)                 $  1,781,907
              Capital Assets - Book Value
                  (Foreign operations only)                  (1,963,248)
                                                            ------------
              Net Capital Assets                            $   (181,341)
              Tax loss carry forwards                         17,846,598
                                                            ------------
           Net deductible temporary differences             $ 17,665,257
                                                            ============
              Net deferred income tax asset                 $  6,243,112
              Valuation Allowance                             (6,243,112)
                                                            ------------
              Carrying Value                                $          0
                                                            ============

                                      F10

NOTE 12 - ISSUANCE OF COMMON STOCK



On September 18, 2006 the Company received $27,000 for the exercise of 100,000 options exercisable at $0.27 per share and issued 100,000 shares of common stock.

On September 18, 2006 the Company issued 387,302 shares of common stock, as payment for $244,000 of accrued interest through September 13, 2006 as per the terms of the debentures. (see Note 10)

On April 28, 2006 the Company received $348,088 for the exercise of 2,220,592 warrants to purchase 1,485,296 shares of common stock.

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

                              PRO FORMA INFORMATION
                         NINE MONTHS ENDED SEPTEMBER 30,

                                      2005

           Earnings (loss) per share available
           to common stockholders                                 $ (2,296,832)
           Deduct: Total stock-based
                      Compensation expense
                      determined under fair
                      value based method, net                           (9,800)
                                                                  ------------
           Net loss - pro forma                                   $ (2,306,623)

                                                                  ============
           Denominator for basic earnings
           (loss) per share -
           Weighted average shares outstanding 52,323,313
           Effect of dilutive securities:
             Employee stock option                                        --
             Warrants                                                     --
             Convertible debt conversion                                  --

           Denominator for basic and diluted
           earnings (loss) per share -
           Weighted average shares outstanding                      52,323,313

           Earnings (loss) per share
             Basic - Pro forma                                    $     (0.044)


                                      F11

Potential common shares of 5,331,667 related to ESW's outstanding stock options and potential common shares of 6,322,500 related to ESW's outstanding Warrants and potential common shares of 12,200,000 related to ESW's 4% Convertible Debentures were excluded from the computation of diluted earnings/(loss) per share for the nine month period ended September 30, 2006, as the effect of inclusion of these shares and the related interest expense would have been anti-dilutive.

A summary of option transactions, including those granted pursuant to the terms of certain employment and other agreements is as follows:

                                                    STOCK           WEIGHTED
                                                   PURCHASE          AVERAGE
                                                   OPTIONS        EXERCISE PRICE
                                                 ------------     --------------

           Outstanding, January 1, 2005            4,526,667        $   0.51
           Granted                                 1,030,000        $   0.98
           Expired                                   (50,000)       ($  1.50)
           Exercised                                 (50,000)       ($  0.50)
                                                  ----------        --------
           Outstanding, December 31, 2005          5,456,667        $   0.59
           Granted                                         0         --
           Expired                                        (0)        --
           Exercised                                (125,000)       ($  0.25)
                                                  ----------        --------
           Outstanding, September 30, 2006         5,331,667        $   0.60
                                                  ----------        --------


A total of $122,005 for stock based compensation has been recorded as at September 30, 2006. Of this amount $8,000 is for 166,668 options that vested in August 2006, and $114,005 is for 500,000 options that the company extended in April 2006 for a period of 3 additional years. The 166,668 options were issued to two directors, one director/officer and one employee. The 500,000 options were issued to two directors/officers.

At September 30, 2006, the outstanding options have a weighted average remaining life of 36 months.

The weighted average fair value of options granted during the first nine months of 2006 and 2005 was nil and $0.50 respectively and was estimated using the Black-Scholes option-pricing model, and the following assumptions:

                                                            September 30,2005
                                                            -----------------
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

At September 30, 2006, the Company had outstanding options as follows:

           NUMBER OF SHARES        EXERCISE PRICE      EXPIRATION DATE
           ----------------        --------------      ---------------
                    400,000            0.27            August 6, 2013
                     50,000            0.45            April 20, 2009
                    500,000            0.50            May 1, 2009
                    550,000            0.50            August 11, 2007
                  1,750,000            0.50            August 11, 2009
                    300,000            0.50            December 1, 2009
                     35,000            0.50            January 6, 2008
                     85,000            0.60            December 10, 2006
                    666,667            0.66            September 10,2008
                    995,000            1.00            December 31, 2010
            ---------------
                  5,331,667
            ---------------


                                      F12

Warrants issued in connection with various private placements of equity securities, are treated as a cost of capital and no income statement recognition is required. A summary of warrant transactions is as follows:

                                                                   WEIGHTED
                                                     WARRANT       AVERAGE
                                                     SHARES     EXERCISE PRICE
                                                 ------------  ----------------

           Outstanding, January 1, 2005            7,298,531      $   0.58
           Granted                                 3,272,500      $   1.28
           Exercised                              (2,336,176)     ($  0.30)
                                                  ----------      --------
           Outstanding, December 31, 2005          8,234,855      $   1.14
           Granted                                      --         --
           Exercised                              (1,912,355)     ($  0.25)
                                                  ----------      --------

           Outstanding, September 30, 2006         6,322,500      $   0.93
                                                  ----------      --------


Outstanding warrants as of September 30, 2006:

           NUMBER OF WARRANT SHARES     EXERCISE PRICE       EXPIRATION DATE
           ------------------------     --------------       -----------------

                3,050,000                  0.85    (A)&(B)   September 13, 2007
                1,300,000                  0.90    (A)       April 21, 2008
                  200,000                  2.00              April 21, 2008
                  200,000                  3.00              April 21, 2008
                1,202,500                  0.90    (A)       July 5, 2008
                  185,000                  2.00              July 5, 2008
                  185,000                  3.00              July 5, 2008
                ---------
                6,322,500
                ---------


(A) Contain certain anti-dilution provisions.

(B) Originally exercisable at $1.00 per share and adjusted in April 2005.

On June 23, 2005, the company, with shareholder approval, amended its 2002 Stock Option Plan, to increase the underlying shares available under the plan to 5,000,000 shares of common stock.

NOTE 14 - RELATED PARTY TRANSACTIONS

During the nine months ended September 30, 2006 and 2005, the Company paid shareholders and their affiliates for salaries and reimbursement of business expenses. All transactions are recorded at the exchange amounts. No one transaction or combination thereof attributed to one individual or entity exceeding $60,000 on an annual basis.

On June 27, 2006 and September 1, 2006 a company controlled by a trust of which a director and shareholder is the beneficiary loaned the Company $1,200,000 and $1,000,000 respectively. (see Note 8)

NOTE 15 - COMMITMENTS AND CONTINGENCIES

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




                                      F13

The following breakdown is the total, of the minimum annual lease payments, for both leases:

2006 - $113,155
2007 - $452,619
2008 - $458,278
2009 - $463,937
2010 - $156,556

CAPITAL LEASE OBLIGATION

The Company is committed to the following lease payments in connection with the acquisition of capital assets under capital leases:

                     2006                                            $ 1,146
                     2007                                              4,582
                     2008                                              4,582
                     2009                                              4,582
                     2010                                              3,436
                                                                     -------
                                                                     $18,328

                     Less imputed interest at 7.902%                   2,158
                                                                     -------

                     Total obligation under capital lease             16,170

                     Less current portion                              3,542
                                                                     -------

                     Total long-term portion                         $12,628
                                                                     =======


The Company has incurred $451 interest expense on capital leases for the period.

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

Our main line of business is the production of catalyzed substrates. Catalyzed substrates are an integral part of catalytic converter systems sold worldwide. Our company serves both original equipment vehicle manufacturers ("OEMs") and the replacement markets, or aftermarket, worldwide. For 2007 we are organizing into two major operating segments of business. The manufacturing of catalytic converters and emission control solutions, as well as the emissions certification and verification of internal combustion engines ranging from 0.5 to 600 horse power.

Our primary business objective is to capitalize on the growing global requirement of reducing emissions, by offering catalyst technology solutions to the market. We have and continue to seek to develop relationships with OEM's of engines for both automotive and other markets. As part of our efforts to grow our business, as well as to achieve increased production and distribution efficiencies we have and continue to make capital investments in manufacturing capability to support our products as well as expensing money on research and development for new products to serve potential customers.

We have recently developed a lightweight, stainless steel muffler system custom-designed for the United States Military Marine's amphibious Light Armored Vehicles (LAV's). The unit construction incorporates our proprietary catalyzed wire mesh substrate integrated into an advanced sound abatement system. The stainless steel muffler system, was specifically engineered to decrease the vehicles overall signature by reducing the diesel engines black smoke (soot), eye and throat irritating noxious diesel engine emissions, temperature and sound. Our wholly owned subsidiary ESW Canada (ESWC) has entered into an agreement to supply 1000 catalyst/muffler units. As of November 6, 2006, these units have been successfully shipped. We have also developed a proprietary substrate/catalyst branded M CAT(TM) specifically for the use in production equipment used in the mining industry. The M CAT(TM) has been performance tested by the Mine Safety and Health Administration (MSHA) for applications in the coal mining sector. The M Cat(TM) utilizes our proprietary wire mesh substrate and a high performance catalyst coating formula. This durable combination has demonstrated its ability to reduce toxic emissions from diesel powered mining equipment in their extremely demanding working environment. The M Cat(TM), as tested by MSHA, when installed on an Isuzu 4JG1T-MAP diesel engine using on-highway D2 diesel fuel, exhibited significant particulate matter (PM) reduction, and excellent reductions in Carbon Monoxide (CO), while Nitrogen Dioxide (NO2) levels remained within MSHA's standards.

We have also received an order for TempMax (TM) catalyst enabling exhaust tubes in excess of one million dollars, slated for delivery through 2007. This new product is an engine exhaust tube designed to be installed as a direct replacement to the existing OEM factory unit. TempMax(TM) delivers the engines exhaust heat energy with very little temperature loss directly to the aftertreatment device, sustaining long term catalyst performance in its application.

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

Our catalyst products have been extensively tested in-house, as well as by OEM's and by independent third parties. Management believes they demonstrate superior performance to comparable competing products. Our customers have incorporated our products to meet their own needs, and have, in specific instances, received certification for their product applications from the Environmental Protection Agency (EPA) and the California Air Resources Board (CARB). Customers have had their engines certified using our Clean Cat (R), Pro Cat (TM), Quiet Cat (TM) catalyst products and services. Our catalyst products are being marketed both domestically and internationally, including in such continents as Asia, and Europe.

Factors that are critical to our success include winning new business, managing our manufacturing capabilities to ensure proper levels correspond with business needs, maintaining competitive wages and benefits, maximizing efficiencies in manufacturing processes, and reducing overall costs. In addition, our ability to adapt to key industry trends, such as increasing technologically sophisticated products, changing aftermarket distribution partners, and increasing environmental standards, also plays a critical role in our success. Other factors that are critical to our success include adjusting to environmental and economic challenges such as increases in the cost of raw materials and our ability to successfully reduce the impact of any such cost increases through material substitutions, cost reduction initiatives and other methods.

We have a substantial amount of indebtedness. As such, our ability to generate cash, both to fund operations and service our debt, is also a significant area of focus for our company. See "Liquidity and Capital Resources" below for further discussion of cash flows.

SIGNIFICANT ACCOUNTING POLICIES AND ACCOUNTING STANDARDS

GENERAL

Our discussion and analysis of the financial condition and results of operations is based upon our consolidated condensed financial statements, which have been prepared in accordance with United States Generally Accepted Accounting Principles.

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

REVENUE RECOGNITION

We recognize revenue when it is realized or realizable and earned. We consider revenue realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred, the amount is fixed and determinable, risk of ownership has passed to the customer and collection of the resulting receivable is reasonably assured.

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

COMPARISON OF THREE MONTH PERIOD ENDED SEPTEMBER 30, 2006 TO THREE MONTH PERIOD ENDED SEPTEMBER 30, 2005

RESULTS OF OPERATIONS

The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Forms 10-KSB and 10-KSB/A (No. 1) for the year ended December 31, 2005.

Our financial performance is heavily dependent upon the sales volume achieved. Revenues for the three month period ended September 30, 2006 decreased by $416,754 or 45.7 percent, to $496,025 from $912,779 for the three month period ended September 30, 2005. During the third quarter of 2006, most of our production was geared to preparation and subassembly for the production of the 1000 units for the military muffler project. Only ten percent of the revenue from this order was realized in the third quarter. The balance will be recognized in the fourth quarter.

We believe that the balance of 2006 and 2007 looks positive assuming continued demand in the overall emissions reductions solutions market and that our net sales will improve in the quarters ahead over the same periods in the prior fiscal year as a portion of our newly developed products are introduced and sold.

Cost of sales for the three month period ended September 30, 2006 decreased by $218,848 or 43.5 percent, to $284,291 from $503,139 for the three month period ended September 30, 2005. Cost of sales as a percentage of revenues for the three month period ended September 30, 2006 was 57.3 percent compared to 55.1 percent for the three month period ended September 30, 2005. The gross margin for the three month period ended September 30, 2006 was 42.7 percent as compared to a gross margin of 44.9 percent for the three month period ended September 30, 2005. The reasons for the higher costs of sales are: (i) we experienced higher direct labor costs as the new plants were just getting started, (ii) Certain sales were made at lower selling prices in order to gain market share resulting in higher material costs on a percentage basis, and (iii) higher fixed overhead cost such as rent and depreciation as a result of the two plants coming on line whereas in the prior year we operated in one smaller location.

Marketing, office and general expenses for the three month period ended September 30, 2006 increased by $102,350 or 12.3 percent, to $936,163 from $833,813 for the three month period ended September 30, 2005. The primary reason for the increase was due to the addition of a plant in Canada becoming operational, and consisted of (i) $928 increase in administrative payroll costs,
(ii) $75,107 decrease in facility costs, mainly attributable to a higher portion of rent allocated to the plant and tool room , (iii) an increase of $220,730 in plant and tool room expenses, (iv) $1,251 decrease in marketing and sales, (v) $33,967 decrease in office and miscellaneous, and (vi) $8,983 decrease in investor relations as less presentations were performed, As a percentage of revenue, marketing, office and general expenses increased to 188.7 percent for the three month period ended September 30, 2006 compared to 91.3 percent for the three month period ended September 30, 2005.

We experienced a decrease in research and development costs. For the three month period ended September 30, 2006 research and development costs decreased by $40,801, or 29.9 percent to $95,533 from $136,334 for the three month period ended September 30, 2005.

Officer's compensation and director's fees for the three month period ended September 30, 2006 increased by $25,973 or 28.1 percent, to $118,281 from $92,308 for the three month period ended September 30, 2005. As a percentage of revenue, officer's compensation and director's fees increased to 23.8 percent for the three month period ended September 30, 2006, compared to 10.1 percent for the three month period ended September 30, 2005. The primary reason for the increase was due to the monthly compensation for outside directors of $2,500. Compensation to outside directors for the third quarter amounted to $22,500.


Consulting and professional fees for the three month period ended September 30, 2006 decreased by $44,345 or 57.8 percent, to $32,392 from $76,737 for the three month period ended September 30, 2005. The decrease is due to fees paid in the three month ended September 30, 2005 for consulting fees related to the development and implementation of our two new facilities. As a percentage of revenue, consulting and professional fees decreased to 6.5 percent for the three month period ended September 30, 2006, compared to 8.4 percent for the three month period ended September 30, 2005.


Interest expense on long-term debt was $61,000 for the three month period ended September 30, 2006 which is consistent with the three month period ended September 30, 2005. In September 2004, we issued $6.1 million of convertible debentures in which the basis of conversion into our common stock is $0.50 per share, which includes warrants to purchase an additional 3.05 million shares of common stock at $1.00 per share which subsequently have been adjusted to $0.85 effective April 21, 2005. The debentures are for a term of three (3) years and earn interest at the rate of 4% per annum.

Interest expense on notes payable was $38,307 for the three month period ended September 30, 2006 as compared to nil for the three month period ended September 30, 2005. On June 27, 2006 and September 1, 2006, the Company issued a $1.2 million and a $1.0 million unsecured subordinated promissory note respectively. The notes bear interest at 9% per annum and are due October 31, 2006 and December 31, 2006 respectively. Subsequent to the end of the quarter and within the applicable grace period, the $1.2 Million note was extended for an additional month in accordance with the provisions of the note. The holder of the Notes, a company controlled by a trust to which a director and shareholder of our Company is the beneficiary, has the option to receive payment of principal and all accrued interest in the form of restricted shares of the Company's common stock, par value ($0.001) with cost free piggyback registration rights. Under this repayment option, interest will be calculated at 12% per annum.

Depreciation and amortization expense for the three month period ended September 30, 2006 of $247,468 includes $149,461 which would have been allocated to cost of goods sold had we been operating at full capacity.

COMPARISON OF NINE MONTH PERIOD ENDED SEPTEMBER 30, 2006 TO NINE MONTH PERIOD ENDED SEPTEMBER 30, 2005

RESULTS OF OPERATIONS

Revenues for the nine month period ended September 30, 2006 decreased by $1,323,353 or 59.5 percent, to $900,252 from $2,223,605 for the nine month period ended September 30, 2005. Factors that favorably impacted revenue during the nine months ended September 30, 2005 included a large order from one of the our customers for diesel substrates as well as an increase for the company's diesel finished converter products.

Cost of sales for the nine month period ended September 30, 2006 decreased by 578,438 or 45.6 percent, to $688,825 from $1,267,290 for the nine month period ended September 30, 2005. Cost of sales as a percentage of revenues for the nine month period ended September 30, 2006 was 76.5 percent, compared to 57.0 percent for the nine month period ended September 30, 2005. The gross margin for the nine month period ended September 30, 2006 was 23.5 percent as compared to a gross margin of 43.0 percent for the nine month period ended September 30, 2005. Reasons for the higher costs of sales are: (i) we experienced higher direct labor costs as the new plants were just getting started, (ii) certain sales were made at lower selling prices in order to gain market share resulting in higher material costs on a percentage basis, and (iii) higher fixed overhead cost such as rent and depreciation as a result of the two plants coming on line whereas in the prior year we operated in one smaller location.

Marketing, office and general expenses for the nine month period ended September 30, 2006 increased by $730,237 or 37.6 percent, to $2,654,858 from $1,924,621 for the nine month period ended September 30, 2005. The primary reason for the increase was due to the addition of a plant in Canada, and consisted of (i) $300,469 increase in administrative payroll costs, (ii) $9,041 increase in facility costs, mainly attributable to rent, (iii) an increase of $354,886 in plant and tool room expenses, (iv) $155,788 increase in marketing and sales as the company added sales people, attended more trade shows and handed out more samples, (v) $38,599 decrease in office and miscellaneous, and (vi) $51,348 decrease in investor relations as less presentations were performed. As a percentage of revenue, marketing, office and general expenses increased to 294.9 percent for the nine month period ended September 30, 2006 compared to 86.6 percent for the nine month period ended September 30, 2005.

We experienced a modest decrease in research and development costs. For the nine month period ended September 30, 2006 research and development costs decreased by $75,549, or 18.8 percent to $325,574 from $401,123 for the nine month period ended September 30, 2005.

Officer's compensation and director's fees for the nine month period ended September 30, 2006 increased by $211,524 or 79.3 percent, to $478,225 from $266,731 for the nine month period ended September 30, 2005. As a percentage of revenue, officer's compensation and director's fees increased to 53.1 percent for the nine month period ended September 30, 2006, compared to 12.0 percent for the nine month period ended September 30, 2005. The primary reason for the increase was due to a non cash stock option expense of $122,005 recorded for the nine month period ended September 30, 2006 (nil for nine month period ended September 30, 2005). In 2006, we instituted monthly compensation for outside directors of $2,500. Compensation to outside directors for the nine month period ended September 30, 2006 amounted to $63,750.

Consulting and professional fees for the nine month period ended September 30, 2006 decreased by $197,658, or 70.9 percent, to $81,167 from $278,825 for the nine month period ended September 30, 2005. The decrease is due to fees paid in the nine month ended September 30, 2005 for consulting fees related to the development and implementation of our two new facilities. As a percentage of revenue, consulting and professional fees decreased to 9.0 percent for the nine month period ended September 30, 2006, compared to 12.5 percent for the nine month period ended September 30, 2005.

Interest expense on long-term debt was $183,000 for the nine month period ended September 30, 2006 which is consistent with the nine month period ended September 30, 2005. In September 2004, we issued $6.1 million of convertible debentures in which the basis of conversion into our common stock is $0.50 per share, which includes warrants to purchase an additional 3.05 million shares of common stock at $1.00 per share which subsequently have been adjusted to $0.85 effective April 21, 2005. The debentures are for a term of three (3) years and earn interest at the rate of 4% per annum.

Interest expense on notes payable was $38,307 for the Nine month period ended September 30, 2006 as compared to nil for the Nine month period ended September 30, 2005. On June 27, 2006 and September 1, 2006, the Company issued a $1.2 million and a $1.0 million unsecured subordinated promissory note respectively. The notes bear interest at 9% per annum and are due October 31, 2006 and December 31, 2006 respectively. Subsequent to the end of the quarter and within the applicable grace period, the $1.2 Million note was extended for an additional month in accordance with the provisions of the note. The holder of the Notes, a company controlled by a trust to which a director and shareholder of our Company is the beneficiary, has the option to receive payment of principal and all accrued interest in the form of restricted shares of the Company's common stock, par value ($0.001) with cost free piggyback registration rights. Under this repayment option, interest will be calculated at 12% per annum.

Depreciation and amortization expense for the nine month period ended September 30, 2006 of $596,546 includes $334,404 which would have been allocated to cost of goods sold had we been operating at full capacity.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of operating capital have been the proceeds from our various financing transactions. As of September 30, 2006, the Company had cash and cash equivalents of $ 738,471.

Net Cash used in operating activities for the nine month period ended September 30, 2006 amounted to $3,006,368 as compared to $2,289,408 for the nine month period ended September 30, 2005. The increase was mainly attributable to (i) the net loss of $4,080,606, (ii) less the non cash transactions such as depreciation, amortization, interest and amortization of the fair value of the debenture warrant, and stock compensation expense all totaling to $1,103,431, and (iii) plus a decrease in operating assets and liabilities of $29,193.which was primarily due to an increase in inventory offset by an decrease in accounts payable and accrued liabilities and a decrease in accounts receivable and insurance proceeds recoverable as well as deferred revenue in the amount of $87,360.

Net Cash used in investing activities was $1,982,337 for the nine month period ended September 30, 2006 as compared to $2,325,239 for the nine month period ended September 30, 2005. The capital expenditures in the first nine months of 2006 were primarily dedicated to the purchase of equipment and leaseholds for the Company's research and development facilities located in Montgomeryville Township, Pennsylvania and the manufacturing facility in Concord Ontario, Canada.

Net cash provided in financing activities totaled $2,643,843 for the nine month period ended September 30, 2006 as compared to $3,844,374 for the nine month period ended September 30, 2005. For the nine month period ended September 30, 2006, $2,200,000 was received by way of two notes payable and the $445,338 through the exercise of warrants and options. For the nine month period ended September 30, 2005, $3,844,374 was received through a private placement.

We made substantial capital investments in manufacturing capability to support our products. We are in the final stages of the completion of the plants. When fully complete, our new substrate manufacturing plant located in Concord, Ontario, Canada, is intended to enable us to control the complete manufacturing process required for production of catalyzed substrates. Catalyzed substrates are the integral part of all catalytic converter systems sold worldwide.

We have also made a substantial capital investment in our new Tech Center based in Montgomeryville Pennsylvania. This facility provides the catalytic and chemical wash coat products for the new Concord, Ontario plant. As well, all of our emission testing laboratories and testing capabilities are located there. The new 40,200 sq ft facility houses a state of the art 18,000 sq ft expansion of "Air Testing Services", our EPA/CARB recognized engine/vehicle emissions testing lab. The facilities include several new testing systems. In addition to our existing laboratory testing capabilities, we have acquired additional heavy duty and light duty truck chassis dynamometers, as well as a heavy-duty-diesel transient engine emissions test dynamometer, and additional analytical test instruments.

Our principal source of liquidity is cash provided by financing activities. Our principal use of liquidity will be to finance capital expenditures and to provide working capital availability. We expect that total capital expenditures for 2006 will be approximately $2,000,000. These capital expenditures will be used primarily for equipment and the completion of the facilities.

We believe this capital expenditure will improve our retention of small to medium-sized customers while at the same time provide us with added sales capacity for higher-end selling solutions. As previously noted, our wholly-owned subsidiary ESW Canada (ESWC) has successfully manufactured and shipped 1000 catalyst/muffler units for the United States Military Marine's amphibious Light Armored Vehicles (LAV's). It is anticipated that the expansion of our testing facilities at ESW America will bring increase revenue in the future , as ATS will now have the capacity to service larger customers.

These capital expenditures and our intent to capitalize on an anticipated increase in demand for our products are the steps that we are taking to try to become profitable and generate positive cash flow. However, there can be no assurances that these steps will be completed or that we will become profitable. Based on our current operating plan, management believes that at September 30, 2006, cash balances, anticipated cash flows from operating activities, and, if necessary or appropriate, borrowings under a future credit facility or other available financing sources, such as the issuance of debt or equity securities will be sufficient to meet our working capital needs on a short-term basis for at least the next six months. Overall, capital adequacy is monitored on an ongoing basis by our management and reviewed quarterly by the Board of Directors.

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

DEBT STRUCTURE

On September 1, 2006 and on June 27, 2006, we issued a $1.0 Million and a $1.2 Million unsecured subordinated promissory notes respectively, to Ledelle Holding Limited. Ledelle Holding is a corporation organized under the laws of Cyprus which is controlled by a trust of which Mr. Bengt George Odner, a director of the Company is the beneficiary. The Notes bear interest at 9% per annum if principal and interest are paid in cash or at 12% per annum if principal and interest are paid in shares of restricted common stock of the Company. The Notes are due and payable December 31, 2006 and October 31, 2006 respectively and may be extended at the option of the holder on a month to month basis. The Company may also prepay the Note at any time without penalty. On November 6, 2006 the $1.2 Million Note was extended for one month to November 30, 2006.

In September 2004, we issued $6.1 million of convertible debentures in which the basis of conversion into our common stock is $0.50 per share, which includes warrants to purchase an additional 3.05 million shares of common stock at $1.00 per share which were subsequently adjusted to $0.85 on April 21, 2005, in accordance with the terms of the warrants. The debentures are for a term of three (3) years and earn interest at the rate of 4% per annum. We have computed the fair-value of the warrants utilizing the Black-Scholes method and apportioned the fair value of the debt and warrants accordingly. As a result, the debentures were discounted by $528,000, which is being amortized over the three (3) year life of the debentures. The effective yield on the debenture is 4.38%.

The principal of this debenture is payable in U.S. currency or, at our option, in shares of common stock, par value $0.001 per share, at $.50 per share. At our option, interest on the debenture is payable in cash or shares of common stock under a conversion formulas as provided in the debenture. We elected to issue shares of our common stock as payment of the first year's interest earned on our 4% convertible debentures issued in September 2004. A total of 348,571 shares of common stock were issued to 10 debenture holders for the $244,000 of accrued interest through September 13, 2005. As well, we elected to issue shares of our common stock as payment of the Second year's interest earned. A total of 387,302 shares of common stock were issued to 10 debenture holders for the $244,000 of accrued interest through September 13, 2006.

Our ability to service our indebtedness in cash will depend on our future performance, which will be affected by prevailing economic conditions, financial, business, regulatory and other factors. Certain of these factors are beyond our control. We believe that, based upon our current business plan, we will be able to meet our debt service obligations when due. Significant assumptions underlie this belief, including, among other things, that we will be successful in implementing our business strategy and that there will be no material adverse developments in our business, liquidity or capital requirements. If we cannot generate sufficient cash flow from operations to service our indebtedness and to meet our other obligations and commitments, we might be required to refinance our debt or to dispose of assets to obtain funds for such purpose. There is no assurance that refinancing or asset dispositions could be effected on a timely basis or on satisfactory terms, if at all, or raise funds through asset sales, sales of equity or otherwise, our ability to pay principal and interest on our debt would be impaired. On such circumstance, we would have to issue shares of our common stock as repayment of this debt, which would be of a dilutive nature to our present shareholders.

NEW ACCOUNTING PRONOUNCEMENTS.

In September 2006, the FASB issued SFAS No. 157, which enhances existing guidance for measuring assets and liabilities using fair value. SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after Nov. 15, 2007. The Company is evaluating the impact of SFAS No. 157 on its financial position and results of operations.

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

Our strategy for management of currency risk relies primarily upon conducting our operations in the countries' respective currency and we may, from time to time, engage in hedging intended to reduce our exposure to currency fluctuations. At September 30, 2006, we had no outstanding forward exchange contracts.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCCEDS.

On August 10, 2006 the Company resolved to issue shares of our common stock as payment of interest earned on our 4% convertible debentures issued in September 2004. A total of 387,302 shares of common stock were issued on September 18, 2006 to 10 debenture holders for the $244,000 of accrued interest through September 13, 2005, as per the terms of the debentures.

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

(b) CHANGES IN INTERNAL CONTROLS

Not applicable.

PART II OTHER INFORMATION

ITEM 5. OTHER INFORMATION

SUBSEQUENT EVENTS

As reported in our Form 8-K filed with the Securities and Exchange Commission June 30, 2006, we issued a $1.2 Million unsecured subordinated promissory note to Ledelle Holding Limited on June 27, 2006. Ledelle Holding is a corporation organized under the laws of Cyprus which is controlled by a trust of which Mr. Bengt George Odner, a director of the Company is the beneficiary. The Note bears interest at 9% per annum if principal and interest are paid in cash or at 12% per annum if principal and interest are paid in shares of restricted common stock of the Company. This Note that was due and payable October 31, 2006 was extended on November 6, 2006 (within the applicable ten day grace period) at the option of the holder for one month to November 30, 2006.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS:

31.1 Certification of Chief Executive Officer and President pursuant to the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer, pursuant to the Sarbanes-Oxley Act of 2002.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification pursuant to 18 U.S.C. Section 1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B) Reports on Form 8-K

On September 7, 2006, the Company filed a Current Report on Form 8-K dated September 1, 2006 reporting the issuance of a $1.0 Million unsecured subordinated promissory note (the "Note") to Ledelle Holding Limited. The Company intends to use the funds from the Note for the purchase of raw materials to fulfill purchase orders from customers as well as for general working capital.

On October 12, 2006, the Company filed a Current Report on Form 8-K dated October 12, 2006 reporting that the Services of the Company's Chief Operating officer were discontinued.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: November 10, 2006
Concord, Ontario CANADA

                                         ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.

                                           BY: /S/ DAVID J. JOHNSON
                                               --------------------
                                           DAVID J. JOHNSON
                                           CHIEF EXECUTIVE OFFICER AND PRESIDENT