Form 10KSB
period 2006-12-31
ENVIRONMENTAL SOLUTIONS WORLDWIDE INC
filed 2007-03-30
CIK 1082278

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR

                        15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  for the fiscal year ended - December 31, 2006

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

The issuer's revenues for its most recent fiscal year were $3,195,176

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $37,330,783 as of March 14, 2007 based upon the closing sale price reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the registrant.

There were 59,903,240 shares of the registrant's Common Stock outstanding as of March 14, 2007.

The following documents are incorporated by reference into this Form 10-KSB: The issuer's Schedule 14(a) Proxy Statement for its Annual Meeting of Shareholders for the Fiscal Year ended December 31, 2006 to be filed within one hundred and twenty (120) days of the end of the issuer's fiscal year or by May 1, 2007.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT. YES [ ] NO [X]

INDEX

PART I
                                                                        PAGE NO.
   ITEM 1   Description of Business ........................................  2
   ITEM 2   Description of Property ........................................ 20
   ITEM 3   Legal Proceedings .............................................. 20
   ITEM 4   Submission of Matters to a Vote of Security Holders ............ 20

PART II
   ITEM 5   Market for Common Equity and Related Stockholder Matters ....... 20
   ITEM 6   Management's Discussion and Analysis ........................... 21
   ITEM 7   Financial Statements ................................ F-1 thru F-22
   ITEM 8   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ....................................... 43
   ITEM 8A  Controls and Procedures ........................................ 43
   ITEM 8B  Other Information .............................................. 44

PART III
   ITEM 9   Directors, Executive Officers, Promoters and Control
            Persons Compliance with Section 16 (a) of the Exchange Act ..... 44
   ITEM 10  Executive Compensation ......................................... 44
   ITEM 11  Security Ownership of Certain Beneficial Owners and Management . 44
   ITEM 12  Certain Relationships and Related Transactions ................. 44
   ITEM 13  Exhibits ....................................................... 44
   ITEM 14  Principal Accountant Fees and Services ......................... 44

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

ITEM 1.  DESCRIPTION OF THE BUSINESS

GENERAL

Environmental Solutions Worldwide, Inc. ("ESW"), was formed in 1987 in the State of Florida as BBC Stock Market, Inc. ("BBC") as a development stage enterprise. ESW did not engage in any significant business until January 1999 when it acquired all of the issued and outstanding shares of BBL Technologies Inc., a private company based in Ontario, Canada ("BBL"). BBC subsequently changed its name to Environmental Solutions Worldwide, Inc. From 1999 to 2001, ESW was a development stage company. In 2005, ESW relocated offices to its present location, along with its new high volume manufacturing facility located at 335 Connie Crescent, Concord, Ontario L4K 5R2 Canada. Their prototyping and custom manufacturing and testing facility is in Montgomeryville, Pennsylvania. ESW's telephone number is (905) 695-4142.

ESW, through its wholly owned subsidiaries, is engaged in the design, development, manufacturing and sales of environmental technologies and testing services with its primary focus on the international on-road and off-road diesel market. ESW currently manufactures and markets a line of catalytic emission control and enabling technologies for a number of applications. Our main line of business is the production of catalyzed substrates as an integral part of our catalytic converter systems and diesel oxidation catalyst systems sold worldwide. Our company serves original equipment vehicle manufacturers ("OEMs"), as well as the retrofit and aftermarket sectors of the industry.

ESW operates through three wholly owned subsidiaries:

ESW America, Inc. (a Delaware based corporation) is our technical, research and development division. ESW America houses our U.S. Environmental Protection Agency ("EPA") and California Air Resources Board ("CARB") recognized engine emissions testing laboratory and certification services known under the trade name "Air Testing Services(TM) ("ATS"). ATS is also recognized by Mine Safety and Health Administration ("MSHA") as being capable of performing verification testing on diesel engine aftertreatment devices. ESW America's capabilities include certification and verification of internal combustion and compression engines ranging from 0.5 to 600 horse power as well as vehicle chassis testing capabilities up to 1000 horse power. ESW America also houses our catalyst coating laboratory and production facilities and continues to manufacture our custom catalytic solution systems and various other catalyst systems for our customers. ESW America is a fully compliant ISO 9001:2000 certified manufacturing and laboratory testing facility.

ESW Canada, Inc. (an Ontario corporation) serves as our high volume production and substrate manufacturing facility, as well as houses our sales division, managing all sales and marketing globally for our catalytic product lines as well as our development and testing services. ESW Canada houses our manufacturing line for all of our military products including the Stlth Cat(TM) and Scat-IR-Shield(TM) exhaust shielding technology. ESW Canada also serves as the base distribution center for our Original Equipment Manufacturers ("OEM") customers as well as our business partners worldwide.

ESW Technologies, Inc. (a Delaware based corporation) holds our intellectual property, and/or rights to the same.

INDUSTRY TRENDS

Our performance and growth is directly related to certain trends within the global market. One example is the need to reduce harmful emissions exhausting from all types of combustion and compression engines, which is directly related to the global response and efforts by world governments, at all levels, to implement the legislative requirements upon both manufacturers as well as re-sellers of both combustion, and compression engines and equipment, to comply with the ever increasing more stringent requirements for reducing the emissions being emitted from these engines into our environment.

Compression and internal combustion engines include on road applications such as cars, trucks and busses, as well as numerous off road applications such as construction equipment, farm equipment, industrial equipment, lawn and garden equipment, railway trains, mining equipment and recreational vehicles. Pressure continues to build for lower emissions to be emitted from engines in all of these sectors, with diesel Particulate Matter ("PM") standing out as a major contributor to these toxic emissions.

The U.S. Environmental Protection Agency (EPA), the California Air Resources Board (CARB) and the Mine Safety and Health Administration (MSHA) as well as individual country environmental agencies continue to place great emphasis on compliance with emission reduction standards. Since PM is now recognized as a toxic air contaminant, there has been a push to further reduce Particulate Matter (PM) emissions from both new as well as existing in-use diesel vehicles and equipment.

Both the U.S. Federal and California regulatory bodies currently impose stringent emission control requirements on motor vehicles sold in their respective jurisdictions and it is anticipated that these emission requirements will become even more stringent in the future. As a result, we believe that the markets for off-road vehicles, utility engines and retrofitting existing vehicles will also have great potential for our products in future years.

Emerging market regions such as Asia, Latin America and Eastern Europe are expected to experience significant growth in vehicle demand over the next ten years. Suppliers and OEMs of internal combustion and compression engines are looking for cost effective ways to bring their engines into compliance with the current emissions reduction targets demanded upon them. OEMs, resellers of engines and buyers of retrofit applications, are increasingly requiring their suppliers to have the capability to design and manufacture their products to help meet with this demand.

In addition to the current market sectors targeted, ESW has recently engaged in the niche mining market sector with extremely positive results. Again following the global trend of legislation aimed at improving the level of safety, in addition to the air quality present inside of the mines. ESW has developed a specific catalyst system, the "M Cat(TM)" as well as formed several partnerships to develop complete package system solutions, the "Terra Cat(TM) System", both aimed at reducing the harmful emissions and improving the level of safety in the mining environment. In addition to the development of these new products, ESW is working with MSHA (Mining Safety and Heath Administration) in an effort to increase the scope and capabilities of the Air Testing Services (ATS) division. We are currently in the process of having our facility recognized for MSHA laboratory certification for engine verification work. ATS is currently recognized by MSHA as being capable of performing verification testing on diesel engine after treatment devices.

In 2006, ESW began research and development of a specific aftertreatment technology to be applied to US Marines Light Armored Vehicle (LAV) platforms. ESW Canada's engineering/design division developed a lightweight, stainless steel muffler system custom-designed for the LAV application. The unit construction incorporates the Company's proprietary catalyzed wire mesh substrate integrated into an advanced sound abatement system. The units were specifically engineered to decrease the vehicles overall signature by reducing the diesel engines black smoke (soot), eye and throat irritating noxious diesel engine emissions, temperature and sound.

In July of 2006, ESWC received an order from International Truck and Engine Corporation (International(R)) for 1000 STLTH CAT(TM) catalytic muffler systems, in a U.S. Army Tank-automotive and Armaments Command (TACOM) contract. These units were manufactured and delivered to TACOM in the 4th quarter of 2006. The STLTH CAT(TM) is currently being applied to the LAV's as a component in the US Marines upgrade program with new composite armor technology in an endeavor to extend the effectiveness and service life of the vehicles.

The LAV originally manufactured by General Motors Defense of London, Ontario is a wheeled combat vehicle with eight-wheel drive (8x8) powered by a Detroit Diesel Corporation (DDC) 6V-53T two stroke diesel engine. It is capable of traveling in rugged terrain, cruising at more than 60 mph on roads and crossing rivers, streams and lakes in amphibious operations. The Marine Corps' intention is to continue to operate this vehicle well into the future until the Marine Expeditionary Family of Fighting Vehicles (MEFFV) is introduced sometime beyond 2020. In an effort to keep the LAV reliable, capable, and lethal until that time, the LAV is currently undergoing a Service Life Extension Program (SLEP).

In March, 2007. ESW announced that the Company's wholly owned subsidiary ESW Canada Inc. (ESWC), received an order for its proprietary heat/infrared reduction and exhaust shielding system branded SCAT-IR-SHIELD(TM) valued at US $7.4m. The 1000 units are scheduled for completion and delivery by the 3rd quarter of 2007. This inative technology, designed by ESWC's engineering/design division, operates in combination with the Company's proprietary STLTH CAT(TM), a high performance catalyzed military muffler. The complete system is engineered to reduce the overall heat/infrared, sound and exhaust signature of the US Marines' Light Armored Vehicle (LAV). The SCAT-IR-SHIELD(TM) system is designed as a single component installation on all eight (8) types of LAV vehicle from the LAV-25 to the LAV-C(2).


BUSINESS STRATEGY

Our primary business objective is to capitalize on the growing global requirement of reducing emissions, by offering catalyst technology solutions and build upon our military product lines to continue sales to the US and NATO countries. We intend to continue to execute on the following key strategies in order to leverage our strengths and position ourselves for long-term growth and success:

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

o Maximizing production capabilities, we are continually implementing strategic initiatives designed to improve product quality while reducing manufacturing costs. In addition, we periodically evaluate opportunities to maximize facility and asset utilization. We also evaluate our opportunities to expand our manufacturing capabilities in low-cost regions of the world, which are projected to develop into future domestic sales to emerging markets.

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

In early 2001, we launched our first commercially viable product, The Quiet Cat(TM), a product for small engine applications, which serves as a catalytic converter within the muffler unit. We also developed commercially viable catalytic converter technologies both for diesel and gasoline products. The Clean Cat(R) product line is utilized in diesel applications and the Enviro Cat(TM) product line is employed in gasoline applications. The market for our products include OEM of engines for automotive, off-road and utility products and other manufacturers of equipment using internal combustion and compression combustion engines together with the replacement and retrofit markets for these products. We also launched our Air Sentinel(TM) product line targeted at the large-scale off-road diesel engine market in late 2001. Pro Cat(TM) was also launched during 2001, this catalyst product was designed specifically for CNG/LPG (alternative fuels) engines for the customers in the utility, on-road, off-road and heavy-duty markets. In 2005 we launched our two stroke diesel engine XTRM Cat(TM) product, aimed toward the locomotive and marine industry. In 2006 we launched our M Cat(TM) and Terra Cat(TM) products which target the mining industry and associated equipment and vehicles. We also launched our military catalyst/muffler system branded Stlth Cat(TM) for usage on military vehicles and equipment.

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

Our customers have integrated our products as a component to meet their own needs, and have, where appropriate, received certification by the EPA, CARB, and other authorities for engine products containing our catalyst products as a component and requirement in the certification. Customers have had their engines certified using the our Clean Cat (R), Pro Cat (TM), and Quiet Cat (TM) products. Our products are now being marketed both domestically and internationally, including Asia, Europe and Mexico. We offer, and are developing catalyst products which we believe will permit our customers to comply with environmental regulations currently in effect as well as the regulations and increases in these requirements already mandated for the future.

Our catalyst products have been EPA/CARB certified as a component in numerous customer diesel and gas powered engines. Our product has been used for third party engine / vehicle certification programs by the Mexican Government for a 1.4; 1.6; 1.8; 2.8 litre on-road application, as well as certification programs by the Mexican Government for a 5.7; 5.9; 6.8 litre on-road application utilizing CNG/LPG fuels. In March 2003, we became the first company to receive a Performance Verification from ETV Canada for our High Performance Diesel Oxidation Catalyst ("DOC"), for utility engines, achieving a 66.7% PM reduction by weighted average. In 2004 we received an ETV Canada Certificate in an award ceremony at the Globe 2004 Environmental Exposition. We received a Gasoline Passenger Vehicle CARB Verification in August 2004. We are the first company in the world to achieve the Level II designation without the usage of a secondary technology and received in September 2004 an over the road Heavy Duty Diesel DOC Level II CARB Verification.

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

Our target markets include the following five markets:

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

o Mining Industry, including all equipment and vehicles operating in and around the mine.

o Military Sector, including catalyst products and support technologies.

We market our catalyst products using the trade names, Clean Cat(R), Enviro-Cat
(TM), Quiet Cat(TM), Pro Cat(TM), Air Sentinel(TM), XTRM Cat(TM), MCat (TM), Terra Cat (TM) Particulate Reactor(TM), Stlth Cat(TM) and the Scat-IR-Shield(TM). These products are marketed for spark ignited gasoline, CNG/LPG (alternative fuels) and diesel engine emissions control, and range in sizes from utility applications to large industrial uses. Some of our products are presently being used by customers who have had their engines certified using ESW catalysts. In addition to manufacturing our own products, we have established relationships with outside catalytic converter assemblers and marketers that fabricate ready to install products that can incorporate our substrates. This has allowed us to concentrate on what we believe is our core technological competency, which is in the development and manufacturing of catalyzed substrates.

The products we have introduced and are currently marketing include:

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

o M Cat(TM) is a market specific catalyst, specially developed for use in the Mining industry and has demonstrated stand alone PM reduction above 40%.

o Terra Cat(TM), to be released in 2007 is our new line of combination high temperature fiberglass filter and M Cat(TM) diesel oxidation catalyst (DOC). It is an off-road level III verified technology product designed for all size off-road combustion and compression engines, yielding 85% or greater PM reduction efficiency.

o Stlth Cat(TM) unit construction incorporates the Company's proprietary catalyzed wire mesh substrate integrated into an advanced sound abatement system. The units were specifically engineered to decrease military vehicles and equipments overall signature by reducing the diesel engines black smoke (soot), eye and throat irritating noxious diesel engine emissions, temperature and sound.

o Scat-IR-Shield(TM) This innovative technology, operates in combination with the Company's proprietary STLTH CAT(TM), a high performance catalyzed military muffler. The complete system is engineered to reduce the overall heat/infrared, sound and exhaust signature of military vehicles and equipment.

o TempMax(TM). This new product is an engine exhaust tube designed to be installed as a direct replacement to the existing OEM factory unit. TempMax(TM) delivers the engines exhaust heat energy with very little temperature loss directly to the aftertreatment device, sustaining long term catalyst performance in its application.


The recent expansion of our Air Testing Services (ATS) testing facility enables us to expand our existing certification and verification services to OEM's by providing advanced research, engineering and testing capabilities on a vast array of engine types and sizes.

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

We have also allied ourselves with distribution and engine groups throughout the world. We are currently working with key OEM's to develop first fit catalyst applications. We also are currently working with key distributors in both the European and Asian Markets at the government and local levels to develop retrofit catalyst applications. Our sales and marketing staff works closely with our design and engineering personnel to prepare the materials used for bidding on new business as well as to provide a consistent interface between our organization and our key customers.

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

We believe that Corning Industries is a competitor to ESW products as Corning produces ceramic substrates on a worldwide basis. We believe that we are cost competitive to Corning's ceramic laminar/flow based substrates and that our product uses less precious metals to achieve similar emission reductions when compared to many Corning based catalyzed substrates allowing for increased margins and reduced market costs. ESW's Particulate Reactor(TM) has proven it has higher emissions reductions compared to conventional catalyzed ceramic diesel oxidation catalyst (DOC) substrates.

With our new Air Testing Services and facility, we are also engaged in the lucrative, yet very competitive market of pay for service emissions testing. Competition is this arena is primarily driven by price and reputation. Our major competitors in this area are Southwest Research Institute (SWRi), Clean Air Engineering, and several smaller testing facilities across the US and Canada.

RAW MATERIALS

The primary raw materials used in the manufacture of our products includes, but is not limited to stainless steel, aluminized steel tubing, precious metals such as platinum and palladium and other components. ESW does not carry large inventories of raw materials or finished products in excess of those reasonably required to meet production and shipping schedules. Overall, raw steel and precious metals accounted for the most significant component of ESW's raw materials costs in 2006. We do spot buys of steel from suppliers to meet customer demand. Platinum prices remained high during 2006 at around $1200 per ounce. Due to a possible increase in steel and precious metal prices in 2007, we expect to implement a strategy in an effort to mitigate the effect of rising prices on our results of operations. This strategy includes delaying increases from raw material suppliers; selling steel off cuts and scrap at the highest possible price; increase cost reduction programs throughout the business; and negotiate price relief from customers. We do not currently hedge any of our raw materials; however we would consider this approach as demand for our products increase. ESW's results of operations will continue to be adversely affected by higher steel and precious metal prices unless it is successful in passing along these increases to customers or otherwise offset these operating costs.

Other raw materials or components purchased by ESW include tools, jigs, fasteners, other steel and component products, as well as a variety of custom alloy materials and chemicals, all of which are available from numerous sources.

CUSTOMERS

We recorded sales from approximately 32 customers in Fiscal 2006 as compared to 29 in Fiscal 2005. One of these customers accounted for 72% and two other customers accounted for 8% and 6% of our revenue in Fiscal 2006. In Fiscal 2005, one customer accounted for 50% and two other customers each accounted for 11% of our revenue. We anticipate continuing our program of establishing long-term relationships with our existing customers. Our sales and marketing efforts are designed to create overall awareness of our technology solutions and our manufacturing capabilities in order to have ESW considered and selected to supply its products for new and retrofit applications. Most of our sales and marketing personnel have engineering backgrounds which enable them to understand and participate in the design and engineering aspects of acquiring new business as well as ongoing customer service. When deemed appropriate, ESW also participates in industry trade shows. The loss of, or major reduction in business from, one or more of our major customers could have a material adverse effect on our liquidity, financial position, or results of operations.



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

The California Air Resource Board has established three primary technology levels for diesel catalyst verifications.

               LEVEL I:    Particulate Matter (PM) reduction greater than 25%
               LEVEL II:   PM reduction greater than 50%
               LEVEL III:  PM reduction greater than 85%


In September 2004, we received a Level II CARB Executive Order for our advanced Diesel Catalyst (Particulate Reactor (TM)) for all diesel engine models from the 1991 through 1993 model years used in on-road applications operating on standard CARB diesel fuel, and subsequently requested the Executive Order be expanded to include Medium Heavy Duty applications (up to and including 8 litre) for engine models from 1994 through 1997. In July 2006 CARB granted the extension. Additionally, we have received an Executive Order from CARB which permits sale of catalytic converters for use on 4 litre or smaller gas engines for all model years up to 1995 on which GVW (gross vehicle weight) is 3,750 pounds or less.

ESW is currently pursuing the expansion of its current product verification for a wider vehicle application range.

Our metallic wire mesh substrate catalytic converter system has been used by one of our customers to obtain verification as a gasoline retrofit device in the Mexico Government initiated on-road PIREC program. This verification covers engine sizes from 1.4 displacement litre to 2.8 litre.

Our metallic wire mesh substrate catalytic converter system has been used by a customer to obtain verification as a CNG/LPG retrofit device. This certification is valid when our product is used in conjunction with an IMPCO or a LOVATO fuel management technology. This certification has been issued by the Mexico Government for on-road vehicles with engine sizes ranging from 5.7 litre displacement to 6.8 litre.

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

MANUFACTURING

We have made capital investments in manufacturing capability to support our products. We have recently completed construction of our production line in order to supply our metallic substrates from the base materials, along with the equipment needed to apply the final chemical wash coat and catalyst materials. Our substrate manufacturing plant located in Concord Ontario, Canada, is enables us to control the complete manufacturing process required for production of catalyzed substrates. Catalyzed substrates are the integral part of all catalytic converter systems sold worldwide.

We have also made significant capital investment in our Tech Center based in Montgomeryville Pennsylvania. This facility will be manufacturing and providing the catalytic and chemical wash coat solutions for the new Concord Ontario plant. As well, all of our emission testing laboratories and testing capabilities are located there. The 40,200 sq ft facility houses a state of the art 18,000 sq ft expansion of "Air Testing Services", our EPA/CARB recognized engine/vehicle emissions testing lab. The new facilities include several new testing systems, including six dedicated engine and vehicle chassis test cells. These cells are used for certification and verification for engines ranging from
0.5 to 1000 horse power.

It is our belief that the Air Testing Services ("ATS") group will now be equipped to better service our clientele for engine testing as well as EPA/CARB emissions testing and certification programs. ATS will also be in a better position to provide additional testing support for our internal research and development ("R&D") programs.

The upgrading of our manufacturing and testing capabilities were required to increase the flexibility, efficiency and improve the operating quality, while minimizing the overall effective costs, to produce our products.

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

RESEARCH AND DEVELOPMENT

Prior to fiscal 2001, we were a development stage company. Starting in fiscal 2001, we began the transition from a development stage to an operating (manufacturing) company. During the last three fiscal years, $962,945 was spent on research and development activities. In 2006 this amount was $417,768, as we aggressively pursued testing and research and development for new products to serve potential customers. We believe that, through a combination of proprietary methods for improving our catalyzed substrates there are prospects for the development of innovative applications outside of our present product line. We continue to expense further resources on new research and development projects.

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

EMPLOYEES

ESW and its subsidiaries presently employ 59 full-time and 5 part-time employees. We do not have any collective bargaining agreements and considers our relationship with our employees to be good.

                                  RISK FACTORS

IF CASHFLOW FROM OPERATIONS ARE NOT SUFFICIENT AND IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDING THEN, WE MAY HAVE TO SIGNIFICANTLY CURTAIL THE SCOPE OF OUR OPERATIONS AND ALTER OUR BUSINESS MODEL.

Our sales and revenues continue to be unpredictable. In the event that profitable operations are not achieved, our present financial resources should allow us to continue operations through at least the next twelve months. Should we receive a large order (defined by management as one in which monthly production and deliveries would exceed $1 million), we believe that we would need to either negotiate extremely favorable payment terms providing for at least some advance payment or we will need to obtain either debt or equity financing to allow us to purchase sufficient raw materials and meet our working capital needs. We have recently obtained a work in progress credit facility that will provide us working capital related to export orders, however we need to be profitable and meet certain financial covenants. If additional financing is required and not available when required or is not available on acceptable terms, we may be unable to continue our operations at current levels or satisfy the requirements necessary to fill a large order. We continue to impose actions designed to minimize our operating loses. We would consider strategic opportunities, including investment in us, a merger or other acceptable transactions, to sustain our operations. There can be no assurances that additional capital will be available to us on acceptable terms, or at all.

WE HAVE INCURRED LOSSES IN THE PAST AND WE EXPECT TO INCUR LOSSES IN THE FUTURE SHOULD OUR BUISNESS PLAN NOT BE EFFECTIVE.

We have incurred losses in each year since our inception. Our net loss for the fiscal year ended December 31, 2006 was $4,423,046 and our accumulated deficit as of December 31, 2006 was $19,331,555. As our sales and revenue continue to be unpredictable, we expect to experience additional periods with operating losses.

THE PRICE OF OUR SHARES MAY BE ADVERSELY AFFECTED BY THE PUBLIC SALE OF A SIGNIFICANT NUMBER OF THE SHARES ELIGIBLE FOR FUTURE SALE.

There are 39,559,508 shares eligible for resale included in our SB-2/A(No.1) registration statement Reg No.333-129579, declared effective by the SEC on June 22, 2006. Sales of a large amount of our common stock in the public market could materially adversely affect the market price of our common stock. Such sales may also inhibit our ability to obtain future equity or equity-related financing on acceptable terms. At our Annual Meeting of Stockholders on June 23, 2005, our stockholders approved an increase in the number of authorized shares of the common stock from 100,000,000 to 125,000,000. The issuance of additional shares could have a significant adverse effect on the trading price of our common stock.

We currently have outstanding $6,100,000 in debentures that mature in September 2007. We may at our option satisfy these debentures by issuing common stock. If we were to issue shares of our common stock to satisfy the debentures in full, we would issue approximately 12,200,000 shares that may be immediately eligible for re-sale under Rule 144.

WE HAVE PREVIOUSLY ISSUED CERTAIN WARRANTS THAT CONTAIN PRICE ADJUSTMENT PROTECTION THAT MAY HAVE AN ADVERSE EFFECT ON THE TRADING PRICE OF OUR COMMON STOCK.

We have previously issued warrants that if exercised would result in 6,322,500 shares of our common stock being issued. These warrants have various price protections that allow for reduction in the exercise price in the event we undertake an offering with more favorable terms.




                RISKS RELATED TO THE MARKET FOR OUR COMMON STOCK

THE PRICE OF OUR COMMON STOCK HAS BEEN HIGHLY VOLATILE.

Our common stock has traded as low as $0.49 per share and as high as $0.84 per share in the twelve (12) month ended December 31, 2006 and as high as $0.89 per share in our current fiscal year. Some of the factors leading to the volatility include:

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

OUR COMMON STOCK IS CURRENTLY TRADED ON THE OVER-THE-COUNTER-BULLETIN-BOARD AND THE FRANKFURT EXCHANGE AND AN INVESTOR'S ABILITY TO TRADE OUR COMMON STOCK MAY BE LIMITED BY TRADING VOLUME.

The trading volume in our common stock has been relatively limited. A consistently active trading market for our common stock may not continue on the Over-The-Counter-Bulletin-Board or the Frankfurt stock exchange. The average daily trading volume in our common stock on the Over-The-Counter-Bulletin-Board for the month ended February 28, 2007 was approximately 93,800 shares. While our common stock recently started trading on the Frankfurt Exchange on March 16, 2007, we have a very limited trading history and there can be no assurances that there will be increased liquidity in our stock.

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

o The extent to which our converter products obtain market acceptance.

o The timing and size of customer purchases.

o Customer concerns about the stability of our business which could cause them to seek alternatives to our product.

WE ARE CURRENTLY DEPENDENT ON A FEW MAJOR CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUES.

We recorded sales from approximately 32 customers in Fiscal 2006 as compared to 29 in Fiscal 2005. One of these customers accounted for 72% and two other customers accounted for 8% and 6% of our revenue in Fiscal 2006. In Fiscal 2005, one customer accounted for 50% and two other customers each accounted for 11% of our revenue. We anticipate continuing our program of establishing long-term relationships with our existing customers. The loss of, or major reduction in business from, one or more of our major customers could have a material adverse effect on our liquidity, financial position, or results of operations.

WE DO NOT HAVE A LONG HISTORY OF SELLING AND MARKETING OUR PRODUCTS.

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

WE DEPEND UPON THE MARKETABILITY OF ONLY A FEW PRODUCTS.

Catalytic converters are our primary products. We may have to cease operations if our primary products fails to achieve market acceptance and/or generates significant revenues. Additionally, the marketability of our products is dependent upon obtaining certifications as well as the effectiveness of the product in relation to various environmental regulations in the various jurisdictions we market and sell our products.

WE MAY NOT BE ABLE TO SUCCESSFULLY DEVELOP AND MARKET NEW PRODUCTS THAT WE PLAN TO INTRODUCE OR OBTAIN DIRECT OR INDIRECT CERTIFICATION APPROVALS WITH RESPECT TO OUR PRODUCTS.

We plan to develop other catalytic converter products and support technologies. There are numerous developmental and certification issues that may preclude the introduction of these products into commercial sale. If we are unable to demonstrate the feasibility of these products or obtain certifications for our products from such agencies as the Environmental Protection Agency (EPA), the Mexico Department of Ecology, or the California Air Resources Board (CARB), we may have to abandon them or alter our business plan. Such modifications to our business plan will have an adverse effect on revenue and our ability to achieve profitability.

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

WE DO NOT HAVE A LONG HISTORY OF MANUFACTURING OUR PRODUCTS AND LITTLE EXPERIENCE IN MANUFACTURING OUR PRODUCTS IN COMMERCIAL QUANTITIES.

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

WE ARE DEPENDANT UPON KEY SUPPLIERS FOR CERTAIN PRECIOUS METALS WHICH ARE ONE OF THE NECESSARY COMPONENT OF OUR PRODUCTS.

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

WE DO NOT HAVE A SIGNIFICANT LEVEL OF PRODUCT LIABILITY INSURANCE DUE TO ITS HIGH COST.

We develop, market and sell catalytic converter products and support technologies. Any failure of our products may result in a claim against us. Due to the high cost of product liability insurance, we do not maintain significant amounts of insurance to protect against claims associated with use of our product. Any claim against us, whether or not successful, may result in our expenditure of substantial funds and litigation. Further, any claims may require management's time and use of our resources and may have a materially adverse impact on us.

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

On March 16, 2007 the Company's Common Stock became listed on the Frankfurt Stock exchange (FWB), under the trading symbol "EOW".

The following table sets forth the high and low bid prices, on the OTC Bulletin Board, for the Common Stock for the quarters indicated, as reported by Bloomberg Reporting Service. Such market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions:

     Fiscal 2007                                          HIGH         LOW

           1ST Quarter through March 14,2006            $   0.89     $   0.60

     Fiscal 2006                                          HIGH         LOW

           1ST QUARTER                                  $   0.79     $   0.55
           2ND QUARTER                                      0.71         0.56
           3RD QUARTER                                      0.84         0.54
           4TH QUARTER                                      0.70         0.49

     Fiscal 2005                                          HIGH         LOW

           1ST QUARTER                                  $   1.24     $   0.44
           2ND QUARTER                                      1.01         0.59
           3RD QUARTER                                      0.85         0.63
           4TH QUARTER                                      0.87         0.54


At March 14, 2007 there were approximately 347 holders of record of the Company's Common Stock. The Company estimates there are approximately 4,000 additional stockholders with stock held in street name. On March 14, 2007, there were 59,903,240 shares of common stock outstanding.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth as at December 31, 2006 securities authorized for issuance under equity compensation plans.


                                              EQUITY COMPENSATION PLAN INFORMATION

                                                    (A) (B) (C)
----------------------------------------------------------------------------------------------------------------------------------
            Plan Category                  Number of Securities    Weighted-average       Number of securities remaining available
                                           to be issued upon       exercise price of      for future issuance under equity
                                           exercise of out-        outstanding options,   compensation plans (excluding securities
                                           standing options,                              in column (a)
                                           warrants and rights
----------------------------------------------------------------------------------------------------------------------------------
2002 Stock Option Plan (Shareholder
Approved. Authorized - 5,000,000 shares)     1,730,000                 $0.73                3,270,000
----------------------------------------------------------------------------------------------------------------------------------
2000 Stock Option Plan (Shareholder
Approved. Authorized - 10,000,000 shares)      500,000                 $0.50                    --
----------------------------------------------------------------------------------------------------------------------------------

The 2002 Stock Option Plan is the successor plan to the 2000 Stock Option Plan, however, all previously granted stock options currently outstanding to employees and/or consultants under the 2000 Nonqualified Stock Option Plan remain in effect according to their terms.

As reflected in the aggregate numbers above, there were no options awarded under the Company's 2002 stock plan in fiscal 2006.

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

o Further certification of ESW's products by various governmental agencies including but not limited to the Environmental Protection Agency (EPA), California Air Resources Board (CARB),ETV Canada and the Mine Safety and Health Administration (MSHA)

o Costs and availability of raw materials, including precious metals necessary for the production of the Company's products.

o Developments with respect to intellectual property, patents or proprietary rights.

o Changes in environmental policy or regulations in the United States or abroad.

o Fluctuations in market demand for and supply of the Company's products.

o Litigation against the company that may direct resources away from business development

OVERVIEW

Environmental Solutions Worldwide, Inc. is a publicly traded company engaged through its wholly owned subsidiaries ESW Canada, Inc. and ESW America, Inc. (the ESW Group of Companies) in the design, development, ISO 9001:2000 certified manufacturing and sales of environmental technologies. The ESW Group of Companies currently manufacture and market a diversified line of catalytic emission control products and support technologies for diesel, gasoline and alternative fueled engines. The ESW Group of Companies also operates a comprehensive EPA/CARB/MSHA recognized emissions testing and verification laboratory.

We have begun to use the trade style name "The ESW Group of Companies" when referencing business related to the involvement of our wholly owned subsidiaries ESW Canada, Inc. and ESW America, Inc. This new trade style is being used to help identify the Company's potential participation in business opportunities other than engine emissions controls.

We develop, manufacture and sell internal combustion engine emission reduction technologies, and are currently focused on the international automotive, utility engine, off-road, mining and military industries. We also manufacture and market a line of catalytic control and enabling products including a line of finished catalytic muffler products, proprietary catalytic converter substrates, catalytic conversion technologies and exhaust tubes for a number of applications. We also offer engine and aftertreatment emissions verification testing and certification services.

Our main line of business is the production of catalyzed substrates. Catalyzed substrates are an integral part of catalytic converter systems sold worldwide. Our company serves both original equipment vehicle manufacturers ("OEMs") and the replacement markets, or aftermarket, worldwide. We are organized into two major operating segments of business. The manufacturing of catalytic converters and emission control solutions and support technologies, as well as the emissions certification and verification of internal combustion engines and aftertreatment devices for engines ranging from 0.5 to 600 horse power.

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

We have recently developed a lightweight, stainless steel catalyst/muffler system branded STLTH Cat(TM) custom-designed for the United States Military Marine's amphibious Light Armored Vehicles (LAV's). The unit construction incorporates our proprietary catalyzed wire mesh substrate integrated into an advanced sound abatement system. The stainless steel muffler system, was specifically engineered to decrease the vehicles overall signature by reducing the diesel engines black smoke (soot), eye and throat irritating noxious diesel engine emissions, temperature and sound.

Due to the success of the STLTH Cat(TM) diesel mufflers order, we were commissioned by the military with the design and development of a proprietary heat and infrared reduction shield system, branded as the Scat-R-shield. A contract order for 7.4 million dollars has been received for delivery of 1000 units by the third quarter of 2007. This innovative technology, designed by ESWC's engineering/design division, operates in conjunction with the Company's proprietary STLTH Cat(TM) high performance catalyzed military muffler. The complete system is engineered to reduce the overall heat/infrared, sound and exhaust signature of the US Marines' Light Armored Vehicle (LAV). Due to the success of our initial product and solution offering to the US Military, we have setup a new internal division to continue to work with the U.S. and other NATO (North Atlantic Treaty Organization) military organizations on future programs. We believe that there is a potential for widespread deployment of our products across a large segment of diesel powered military vehicles, generators and off-road equipment.

We have also developed a proprietary substrate/catalyst branded M Cat(TM) specifically for the use in production equipment used in the mining industry. The M Cat(TM) has been performance tested and approved by the Mine Safety and Health Administration (MSHA) for applications in the metal/non-metal mining sector. The M Cat(TM) utilizes our proprietary wire mesh substrate and a high performance catalyst coating formula. This durable combination has demonstrated its ability to reduce toxic emissions from diesel powered mining equipment in their extremely demanding working environment.

We have also received an order for TempMax(TM) catalyst enabling exhaust tubes for 1.2 million dollars, slated for delivery through 2007. This new product is an engine exhaust tube designed to be installed as a direct replacement to the existing OEM factory unit. TempMax(TM) delivers the engines exhaust heat energy with very little temperature loss directly to the aftertreatment device, sustaining long term catalyst performance in its application.

We are currently evaluating the economics of installing a complete set of robotic welding stations which will be used to increase our response time to our customers needs while keeping our overheads low. These stations will also allow us to perform more detailed and specific manufacturing of complex components and difficult materials like aluminum and titanium with extreme repeatability.

Our catalyst products have been extensively tested in-house, as well as by OEM's and by independent third parties. Management believes they demonstrate superior performance to comparable competing products. Our customers have incorporated our products to meet their own needs, and have, in specific instances, received certification for their product applications from the Environmental Protection Agency (EPA), the California Air Resources Board (CARB) and the Mine Safety and Health Administration (MSHA). Customers have had their engines certified using our Clean Cat(R), Pro Cat(TM), Quiet Cat(TM) catalyst products and utilized our emission testing facility "Air Testing Services" to administer their programs. Our catalyst products are being marketed both domestically and internationally, including such continents as Asia, and Europe.

In September 2004, we received the worlds first designation of a "Level II" verified technology without the use of a secondary technology by the California Air Resources Board (CARB) Executive Order for our proprietary advanced Diesel Catalyst Particulate Reactor(TM) for all diesel engine models from the 1991 through 1993 model years used in on-road applications operating on standard CARB diesel fuel, and subsequently had the Executive Order expanded to include Medium Heavy Duty applications (up to and including 8 litre) for engine models from 1994 through 1997. Additionally, we have received an Executive Order from CARB, which permits sale of catalytic converters for use on 4 litre or smaller gas engines for all model years up to 1995 on which GVW (gross vehicle weight) is 3,750 pounds or less.

Our wholly owned subsidiary ESW America Inc. is in full compliance with ISO 9001:2000, the ISO standards developed by the International Organization for Standardization which provide an international benchmark for quality systems and foundation for continuous improvement and assurance in all of its processes. The ISO mandates that we follow strict quality guidelines, administrative protocol and safety procedures to a recognized international standardized code. ISO auditors (3rd party) confirm compliance by audit every six months. We passed our most recent surveillance audit in December 2006, and are in full compliance with the ISO 9001:2000 requirements. We currently hold a full registration certificate effective until March of 2010. ESW America is currently working towards the implementation the ISO 14001:2004 International Standard for environmental management. This shall be integrated with the requirements of the ISO 9001:2000 standards.

Our wholly owned subsidiary ESW Canada Inc. in its new manufacturing facility is ISO 9001:2000 certified, after having passed its first 3rd party audit in November 2006; registration certificate effective until January 2010. Management considers an ISO 9001:2000 certification essential for us to do business with all customers.

In the first quarter of 2007 the company engaged the services of an IR firm in Germany for the purposes of increasing market and shareholder awareness of the company among European fund mangers.

As well as of March 16, 2007 the Company's Common stock was listed on the Frankfurt exchange.

COMPARISON OF YEAR ENDED DECEMBER 31, 2006 TO YEAR ENDED DECEMBER 31, 2005

RESULTS OF OPERATIONS

Revenues for the year ended December 31, 2006 increased by $122,940, or 4.0 percent, to $3,195,176 from $3,072,236 for the year ended December 31, 2005. In the current year, we delivered on a $2,000,000 contract for producing our STLTH Cat(TM) diesel mufflers. This is the first large contract the company produced as we seek to transition to larger contracts and bigger markets from our products.

Cost of sales for the year ended December 31, 2006 decreased by $275,278, or
14.2 percent, to $1,660,433 from 1,935,711 for the year ended December 31, 2005. Cost of sales as a percentage of revenues for the year ended December 31, 2006 was 52.0 percent, which is lower as compared to 63.0 percent for the year ended December 31, 2005. The gross margin for the year ended December 31, 2006 was
48.0 percent as compared to a gross margin of 37.0 percent for the year ended December 31, 2005. There are two primary reasons for the increase in gross margins. Firstly, larger contracts in the current period enabled us to produce more efficiently and with economies of scale over the prior year. And secondly, we were able to generate higher margins on product that are proprietary to us, by selling for higher prices.

Marketing, office and general expenses for the year ended December 31, 2006 increased by $851,930, or 31.3 percent, to $3,573,140 from $2,721,210 for the year ended December 31, 2005. The increase is primarily due to an increase in marketing through trade shows and samples of $124,716. There was an increase in rent and utilities of $84,985 as the company's two new facilities in Canada and the Unites States were fully operation for the whole year. There was an increase in wages and subcontract services of $266,748 due to both plants being operational for a full year and the increase costs for services related to production and design engineers required for specific projects. Plant related expenses increased by $497,445 due to costs related to reorganization of the new facilities to improve efficiency, re-setup of machines and calibration of the ATS equipment at ESW America our testing facility, as well as the initial cost to purchase small tools and consumables in the set up of our Toolroom. Investor relation expenses decreased by $103,697 as the Company saved on legal and filing fees as well as lower expenses for presentations. General and Administration expenses decreased by $18,267. As a percentage of revenue, marketing, office and general expenses increased to 111.8 percent for the year ended December 31, 2006, compared to 88.6 percent for the year ended December 31, 2005.

R & D for the year ended December 31, 2006 decreased by $124,043 to $417,768 from $541,811 for the year ended December 31, 2005. We continue to aggressively pursue testing and research and development in our efforts to develop innovative products to serve our customers and improve our product mix and profit margins. We believe that this expenditure will result in increase orders for our products. As a percentage of revenue R & D expense decreased to 13.1% for the year ended December 31, 2006 compared to 17.6% for the year ended December 31, 2005.

Officer's compensation and director's fees for the year ended December 31, 2006 increased by $186,709, or 46.2 percent, to $591,250 from $404,541 for the year ended December 31, 2005. As a percentage of revenue, officer's compensation and director's fees increased to 18.5 percent for the year ended December 31, 2006, compared to 13.2 percent for the year ended December 31, 2005. There are two primary reasons for the increase. Firstly, we booked non cash stock based compensation of $122,005 in the current period compared to $14,350 in the prior period. Secondly, starting in 2006, outside directors were paid directors fees of $2,500 per month for an eight month period.

Consulting and professional fees for the year ended December 31, 2006 decreased by $46,974, or 18.2 percent, to $210,992 from $257,966 for the year ended December 31, 2005. The decrease is due to less fees paid in 2006 for legal and accounting fees. As a percentage of revenue, consulting and professional fees decreased to 6.6 percent for the year ended December 31, 2006, compared to 8.4 percent for the year ended December 31, 2005.

Interest expense on long-term debt was $244,000 for the year ended December
31, 2006 and 2005 respectively. In September 2004, we issued $6.1 million of convertible debentures in which the basis of conversion into our common stock is $0.50 per share, which includes warrants to purchase an additional 3.05 million shares of common stock exercisable at $1.00 per share which subsequently has been adjusted to an exercise price of $0.85 a share effective April 21, 2005. The debentures are for a term of three (3) years and earn interest at the rate of 4% per annum.

Interest expense on notes payable was $92,121 for the year ended December 31, 2006 as compared to nil for the year ended December 31, 2005. During the current year, we issued three unsecured subordinated promissory notes of $0.5 million, $1 million, and $1.2 million totaling $2.7 million to a company controlled by a trust to which a director and shareholder of our Company is the beneficiary. The notes bear interest at 9% per annum. The holder of the $1 million and $1.2 million notes issued on September 1, 2006 and June 27, 2006 respectively, has the option to receive payment of principal and all accrued interest in the form of restricted shares of the Company's common stock, par value ($0.001) with cost free piggyback registration rights. Under this repayment option, interest will be calculated at 12% per annum.

Depreciation and amortization expense for the year ended December 31, 2006 increased by $507,668, or 144.9 percent to $858,044 from $350,376 for the year ended December 31, 2005. The increase in depreciation was due to the additional purchases of property, plant and equipment, in the current period.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of operating capital in 2006 were the proceeds of our various financing transactions. As of December 31, 2006, the Company had cash and cash equivalents of $1,393,294.

Net Cash used in operating activities for the year ended December 31, 2006 amounted to $2,717,574. This amount was attributable to the loss of 4,423,046, less noncash expenses such as depreciation, amortization, amortization of the fair value of the debenture warrant and others of $1,587,234, and a decrease in operating assets and liabilities of $118,238.

Net Cash used in investing activities was $2,115,639 for the year ended December 31, 2006 as compared to $2,879,774 for the year ended December 31, 2005. The capital expenditures in the year 2006 were primarily dedicated to the purchase of equipment and leaseholds for our research and development facilities located in Montgomery Township, Pennsylvania, and the manufacturing facility in Concord Ontario, Canada.

Net cash provided in financing activities totaled $3,143,134 for the year ended December 31, 2006 as compared to $4,522,432 for the year ended December 31, 2005. A total of $2.7 million was received through the issuance of promissory notes.

On November 13, 2006 the Company issued a $0.5 million unsecured subordinated promissory note to a company controlled by a trust to which a director and shareholder of our Company is the beneficiary. The note bears interest at 9% per annum. Principal and interest was due on December 31, 2006. In accordance with the terms of the note, the note was repaid within the allowable grace period, on January 9, 2007.

On September 1, 2006 the Company issued a $1 million unsecured subordinated promissory note to a company controlled by a trust to which a director and shareholder of our Company is the beneficiary. The note bears interest at 9% per annum. Principal and interest was due on December 31, 2006. Subsequently and within the applicable grace period per the terms of the Note, the term of the note was extended to January 31, 2007.

On June 27, 2006 the Company issued a $1.2 million unsecured subordinated promissory note to a company controlled by a trust to which a director and shareholder of our Company is the beneficiary. The note bears interest at 9% per annum. Principal and interest was due on October 31, 2006. Subsequently and within the applicable grace period per the term of the Note, the term was extended to January 31, 2007. The holder of the $1 million and the $1.2 million notes issued on September 1, 2006 and June 27, 2006 respectively, has the option to receive payment of principal and all accrued interest in the form of restricted shares of the Company's common stock, par value ($0.001) with cost free piggyback registration rights. Under this repayment option, interest will be calculated at 12% per annum.

During the year $445,338 was received through the issuance of shares from the exercise of options and warrants. On February 10, 2006, we received $4,250 for the exercise of options at $0.17 per share and issued 25,000 common shares. During January to March 2006, we received $66,000 for the exercise of 648,235 warrants to purchase 276,668 shares of common stock. On April 28, 2006 we received $348,088 for the exercise of 2,220,592 warrants to purchase 1,485,296 shares of common stock. On September 18, 2006, we received $27,000 for the exercise of options at $0.27 per share and issued 100,000 common shares.

During the year, we elected to issue shares of common stock as payment of interest earned on our 4% convertible debentures that were issued in September 2004. On September 18, 2006 a total of 387,302 shares of common stock were issued to 10 debenture holders per the debentures.

During the year $2,204 was repaid under our capital lease obligation.

We made substantial capital investments in manufacturing capability to support our products. Our new substrate manufacturing plant located in Concord, Ontario, Canada, is intended to enable us to control the complete manufacturing process required for production of catalyzed substrates. Catalyzed substrates are the integral part of all catalytic converter systems sold worldwide.

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

We believe this capital expenditure will improve our retention of our current customers while at the same time provide us with added sales capacity for higher-end selling solutions. As previously noted, our wholly-owned subsidiary ESW Canada (ESWC) has successfully manufactured and shipped 1000 catalyst/ muffler units for the United States Military Marine's amphibious Light
Armored Vehicles (LAV's). It is anticipated that the expansion of our testing facilities at ESW America will bring increase revenue in the future, as ATS will now have the capacity to service larger customers.

These capital expenditures and our intent to capitalize on an anticipated increase in demand for our products are the steps that we have taken to try to become profitable and generate positive cash flow. Based on our current operating plan, management believes that at December 31, 2006, cash balances, anticipated cash flows from operating activities, and, if necessary or appropriate, borrowings under our future credit facility and other available financing sources, such as the issuance of debt or equity securities will be sufficient to meet our working capital needs on a short-term basis for at least the next twelve months. Overall, capital adequacy is monitored on an ongoing basis by our management and reviewed quarterly by the Board of Directors.

Our principal source of liquidity in 2006 was cash provided from prior financing activities. It is anticipated that the Company will produce cash from operations in 2007 to support our expenditures. Our principal use of liquidity will be to finance any further capital expenditures needed and to provide working capital availability. We do not expect that total capital expenditures for 2007 will amount to more than $500,000. These capital expenditures will be used primarily for equipment.

Effective March 20, 2007, the Company's subsidiary, ESW Canada entered into a $2.5 Million revolving credit facility with Royal Bank of Canada, to financing orders on hand. This credit line will provide the Company with the necessary working capital to complete larger contracts.

Should we not become profitable, we will need to continue to finance our operations through other capital financings. We continue to seek, equity financing and/or debt financing in the form of private placements at favorable terms, or the exercise of currently outstanding options or warrants that would provide additional capital. However, such additional financing may not be available to us, when and if needed, on acceptable terms or at all. We intend to retain any future earnings to retire debt, finance the expansion of our business and any necessary capital expenditures, and for general corporate purposes.

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

A priority for us in fiscal 2007 is core growth, which is the gaining of market share in underrepresented markets, and the targeting of our products in which demand is growing the fastest. We are seeking to expand into markets such as Europe and Asia, as new opportunities within that region are opening up, in an effort to build solidly on our core business. To ensure that we capture the fastest growing product technologies, we continue to explore possible joint venture agreements and or the introduction of new products and or technologies. Our success is dependent upon our ability to charge adequate prices for the products and services we offer. Depending on competitive market factors, future prices we can charge for our products and services we offer may vary and may impact our profitability. Competition is based largely upon technology, performance, pricing, quality, reliability, distribution, and customer support. A number of companies worldwide with significant financial resources or customer relationships compete with us to provide similar products and services, such as Johnson Matthey, Engelhard and OMG (Degussa). Our competitors may be positioned to offer more favorable product and service terms to the marketplace, resulting in reduced profitability and loss of market share for us. Financial pressures faced by our competitors may cause them to engage in uneconomic pricing practices, which could cause the prices that we are able to charge in the future for our products and services to be less than we have historically charged. Our future success is based in large part upon our ability to successfully compete in the markets we currently serve and to expand into additional product and service offerings. Our failure to do so could lead to a loss of market share for us, resulting in a material adverse effect on our results of operations.

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

We expect an increase in consulting and audit fees related to the impact of our Sarbanes-Oxley internal control certification efforts, with which we are required to be in compliance by December 31, 2008.

Prior to January 1, 2006, we utilized the intrinsic value method to account for our stock-based compensation plans in accordance with Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees." Using the modified prospective application method, effective January 1, 2006, we account for our stock-based compensation plans in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment" which requires a fair value method of accounting for compensation costs related to our stock-based compensation plans. Under the fair value method recognition provision of the statement, a share-based payment is measured at the grant date based upon the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards requires judgment in estimating employee and market behavior. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted. Under APB No. 25, for the twelve months ended December 31, 2005, we estimated that the pro forma net income impact under SFAS No. 123(R) would have been approximately $544 thousand. For the twelve months ended December 31, 2006, the results of adopting SFAS No. 123(R) on our results of operations was additional expense of approximately $122 thousand.

We have 700,000 Class A special shares of $453,900 (based on the historical exchange rate at the time of issuance.), authorized, issued, and outstanding. The Class A special shares are issued by our wholly-owned subsidiary BBL Technologies, Inc. ("BBL") without par value, and are redeemable on demand by the Holder of the shares which is a private Ontario Corporation at $700,000 CDN (which translates to ($600,704 USD) at December 31, 2006. As the Class A special shares were issued by our wholly-owned subsidiary BBL, the maximum value upon which we are liable is the net book value of BBL. At December 31, 2006 BBL had an accumulated deficit and therefore would be unable to redeem the Class A special shares at their ascribed value.

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

The principal of this debenture is payable in U.S. currency or, at our option, in shares of common stock, par value $0.001 per share, at $0.50 per share. At our option, interest on the debenture is payable in cash or shares of common stock under a conversion formula as provided in the debenture. We elected to issue shares of our common stock as payment of the first year's interest earned on our 4% convertible debentures issued in September 2004. A total of 348,571 shares of common stock were issued to 10 debenture holders for the $244,000 of accrued interest through September 13, 2005. As well, we elected to issue shares of our common stock as payment of the second year's interest earned. A total of 387,302 shares of common stock were issued to 10 debenture holders for the $244,000 of accrued interest through September 13, 2006. It is anticipated that the principal amount of the debentures, in the amount of $6.1 million, will be paid to the debenture holders by way of issuance of 12,200,000 shares of common stock when due.

During the current year, we issued three unsecured subordinated promissory notes of $0.5 million, $1million, and $1.2 million totaling $2.7 million to a company controlled by a trust to which a director and shareholder of our Company is the beneficiary. The notes bear interest at 9% per annum. The holder of the $1 million and $1.2 million notes issued on September 1, 2006 and June 27, 2006 respectively, has the option to receive payment of principal and all accrued interest in the form of restricted shares of the Company's common stock, par value ($0.001) with cost free piggyback registration rights. Under this repayment option, interest will be calculated at 12% per annum. On January 9, 2007, the Company paid back the $0.5 million subordinated promissory note it had previously issued on November 13, 2006 in the principal amount of $500,000 by paying the Holder the sum of $506,780 in cash, representing $500,000 principal and $6,780 interest. Subsequently, On February 9, 2007, the above two unsecured subordinated promissory notes in the principal amount of $1.0 million and $1.2 million were consolidated into one unsecured subordinated demand note with principal amount of $2,308,147. This Consolidated Note, is due and payable to Holder upon demand. As with the original Promissory Notes, the Consolidated Note will continue to bear interest at a rate of 9% per annum if principal and interest are paid by the Company in cash, or if principal and interest are paid in shares of restricted common stock of the Company, the Consolidated Note will bear interest at a rate of 12% per annum. The Company may prepay the Consolidated Note without penalty at any time.

On February 15, 2007 the Company issued a $500,000 unsecured subordinated demand promissory note to a member of the Company's Board of Directors. This Note also bears interest at 9% per annum and is payable upon demand. Subsequently, on March 7, 2007, the Company entered into an agreement whereby it borrowed an additional sum of $500,000 from a member of the Company's Board of Directors and consolidated this sum with the principal and accrued interest of the $500,000 unsecured demand promissory note previously issued on February 15, 2007. This Consolidated Note is in the principal amount of $1,002,589 and bears interest at a rate of 9% per annum and is payable upon demand. The Company may prepay the Consolidated Note without penalty at any time.

Effective March 20, 2007 the Company's subsidiary, ESW Canada Inc. entered into a revolving credit agreement ("Revolving Credit Agreement") with a Canadian banking institution to provide for up to $2.5 million in secured revolving loans. The Company's revolving credit agreement allows for available borrowings of up to $2.5 million, to cover direct costs such as material and labour for specific sales orders. The facility has been guaranteed to the bank under Export Development Canada's (EDC) pre shipment financing program. Subject to the loan amount outstanding at any given time the company considers the total cost of the financing to be on favorable terms.

The amount of availability at any time is dependent upon various factors, including, the amount of open export orders on hand, and the amount of eligible receivables.

Obligations under the revolving credit agreement are collateralized by a first-priority lien on the assets of the Company and its subsidiary ESW Canada Inc. including, accounts receivable, inventory, equipment and other tangible and intangible property, including the capital stock of all direct subsidiaries.

Borrowings under the revolving credit agreement bear interest at 1 1/2 percent above prime. The terms relating to the credit agreement specifically note that at the time of any borrowing under the credit agreement, the Company's subsidiary ESW Canada Inc. maintain a tangible net worth of at least $2.5 million.

The credit agreement contains, among other things, covenants, representations and warranties and events of default customary for a facility of this type for both the Company and its subsidiary ESWC. Such covenants include certain restrictions on the incurrence of additional indebtedness, liens, acquisitions and other investments, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other repurchases in respect of capital stock, voluntary prepayments of certain other indebtedness, capital expenditures and transactions with affiliates, subject to certain exceptions.

Under certain conditions amounts outstanding under the credit agreements may be accelerated. Such events include failure to pay any principal, interest or other amounts when due, failure to comply with covenants, breach of representations or warranties in any material respect, non-payment or acceleration of other material debt, entry of material judgments not covered by insurance, or a change of control of the Company.

Our ability to service our indebtedness in cash will depend on our future performance, which will be affected by prevailing economic conditions, financial, business, regulatory and other factors. Certain of these factors are beyond our control. We believe that, based upon our current business plan, we will be able to meet our debt service obligations when due. We believe that by the third quarter of 2007 we will have a much stronger balance sheet. Significant assumptions underlie this belief, including, among other things, that we will be successful in implementing our business strategy and that there will be no material adverse developments in our business, liquidity or capital requirements. If we cannot generate sufficient cash flow from operations to service our indebtedness and to meet our other obligations and commitments, we might be required to refinance our debt or to dispose of assets to obtain funds for such purpose. There is no assurance that refinancing or asset dispositions could be effected on a timely basis or on satisfactory terms, if at all, or raise funds through asset sales, sales of equity or otherwise, our ability to pay principal and interest on our debt would be impaired. On such circumstance, we would have to issue shares of our common stock as repayment of this debt, which would be of a dilutive nature to our present shareholders.

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


The following breakdown as at December 31, 2006 is the total, of the minimum annual lease payments, for both leases.

                       2007      440,484
                       2008      445,890
                       2009      451,296
                       2010      150,236

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

NEW ACCOUNTING PRONOUNCEMENTS.

In September 2006, the FASB issued SFAS No. 158, which requires companies to fully recognize the funded status of each pension and other postretirement benefit plan as a liability or asset on their balance sheets with all unrecognized amounts to be recorded in other comprehensive income. SFAS No. 158 is effective as of the end of the fiscal year ending after December 15, 2006. The Company does not expect that this Interpretation will have a material impact on its financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, which enhances existing guidance for measuring assets and liabilities using fair value. SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is evaluating the impact of SFAS No. 157 on its financial position and results of operations.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (SAB Topic 1N), "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"), which outlines the approach it believes registrants should use to quantify the misstatement of current year financial statements that results from misstatements of prior year financial statements. SAB 108 requires registrants to use a combination of two approaches, the "rollover" approach, which quantifies a misstatement based on the amount of the error originating in the current year income statement and the "iron curtain" approach, which quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year. SAB 108 requires registrants to adjust their financial statements if the new approach results in a conclusion that an error is material. SAB 108 is effective for an interim period of the first fiscal year ending after November 15, 2006. We do not expect the adoption of this bulletin to have a material impact to our financial statements.

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

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140." SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and also resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS No. 155 was issued to eliminate the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for in a similar fashion, regardless of the instrument's form. The Company does not believe that its financial position, results of operations or cash flows will be impacted by SFAS No. 155.

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

No new accounting pronouncements have been issued during the fiscal year ended December 31, 2006 that would have a material impact on our financial statements. We have reviewed the status of its accounting pronouncements and believe there are no significant changes from that disclosed in this report.

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

Our strategy for management of currency risk relies primarily upon conducting our operations in the countries' respective currency and we may, from time to time, engage in hedging intended to reduce our exposure to currency fluctuations. At December 31, 2006, we had no outstanding forward exchange contracts.

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

ITEM 7. FINANCIAL STATEMENTS



Mintz & Partners LLP
Chartered Accountants





             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Environmental Solutions Worldwide, Inc.
Toronto, Ontario, Canada

We have audited the accompanying consolidated balance sheet of Environmental Solutions Worldwide, Inc. and its subsidiaries as of December 31, 2006 and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements and financial statement schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Environmental Solutions Worldwide, Inc. at December 31, 2006, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.






TORONTO, ONTARIO

                         March 28, 2007             /S/ MINTZ & PARTNERS LLP
                                                    ------------------------
                                                    Chartered Accountants

                                       F-1




                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2006



ASSETS

Current assets
      Cash and cash equivalents (Note 5)                           $  1,393,294
      Accounts receivable (Note 2)                                      429,500
      Inventory (Note 6)                                              1,706,246
      Prepaid expenses and sundry assets                                154,409
                                                                   ------------
           Total current assets                                       3,683,449

Property, plant and equipment under construction (Note 7)               106,050

Property, plant and equipment, net of accumulated
      depreciation of $ 1,408,356 (Note 7)                            4,551,233

Patents and trademarks, net of accumulated
      amortization of $1,262,919 (Note 2)                               848,784
                                                                   ------------

                                                                   $  9,189,516
                                                                   ============
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
      Accounts payable and accrued liabilities                     $  1,072,051
      Notes payable (Note 8)                                          2,700,000
      Redeemable Class A special shares (Note 9)                        453,900
      Convertible debentures  (Note 10)                               5,976,197
      Current portion of capital lease obligation (Note 15)               3,376
                                                                   ------------
           Total current liabilities                                 10,205,524

Long Term Liabilities
      Capital lease obligation (Note 15)                                 12,085
                                                                   ------------
           Total liabilities                                         10,217,609
                                                                   ------------

Stockholders' Deficit (Note 12)
      Common stock, $0.001 par value, 125,000,000
           shares authorized; 59,753,240 shares
           issued and outstanding                                        59,752
      Additional paid-in capital                                     18,243,710
      Accumulated deficit                                           (19,331,555)
                                                                   ------------
          Total stockholders' deficit                                (1,028,093)
                                                                   ------------
                                                                   $  9,189,516
                                                                   ============


   The accompanying notes are an integral part of these financial statements

                                       F2


                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,




                                                       2006            2005
                                                  ------------    ------------
Revenue
      Net sales                                   $  3,195,176    $  3,072,236

Cost of sales                                        1,660,433       1,935,711
                                                  ------------    ------------

Gross profit                                         1,534,743       1,136,525
                                                  ------------    ------------

Operating expenses
      Marketing, office and general                  3,573,140       2,721,210
      Research and development                         417,768         541,811
      Officers' compensation and directors fees        591,250         404,541
      Consulting and professional fees                 210,992         257,966
      Interest on convertible debentures               244,000         244,000
      Interest on notes payable                         92,121            --
      Foreign exchange loss / (gain)                    (7,619)         (3,460)
      Depreciation and amortization                    858,044         350,376
                                                  ------------    ------------

                                                     5,979,696       4,516,444
                                                  ------------    ------------

Loss from operations                                (4,444,953)     (3,379,919)

Write down of property, plant
  and equipment and patents                       $    (15,315)   $    (66,191)

Interest income                                         37,222          98,883
                                                  ------------    ------------

Net Loss                                          $ (4,423,046)   $ (3,347,227)
                                                  ============    ============


Loss per share                                    $      (0.08)   $      (0.06)
                                                  ============    ============


Weighted average number of shares outstanding       58,859,726      53,056,422
                                                  ============    ============




    The accompanying notes are an integral part of these financial statements

                                      F-3




                                               ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                           FOR THE YEARS ENDED DECEMBER 31, 2006 AND 2005


                                                                                   Additional
                                                              Common Stock           Paid-In      Accumulated
                                                       Shares           Amount       Capital        Deficit          Total
                                                       ------           ------       -------        -------          -----

January 1, 2005                                      50,224,843         50,224     12,661,113     (11,561,282)      1,150,055

Net Loss                                                   --             --             --        (3,347,227)     (3,347,227)

Net proceeds from private placements                  4,529,411          4,529      3,830,756            --         3,835,285

Common stock issued from exercise of options             50,000             50         25,950            --            26,000

Common stock issued from exercise of warrants         2,269,999          2,270        658,877            --           661,147

Issuance of common stock against
  interest on convertible debentures                    348,571            349        243,651            --           244,000

Fair value on extension of warrants                        --             --           14,350            --            14,350

                                                   --------------------------------------------------------------------------

January 1, 2006                                      57,422,824   $     57,422   $ 17,434,697    $(14,908,509)   $  2,583,610

Net Loss                                                   --             --             --        (4,423,046)     (4,423,046)

Common stock issued from exercise of options             25,000             25          4,225            --             4,250

Common stock issued from exercise of warrants           276,668            277         65,723            --            66,000

Common stock issued from exercise of warrants            56,150             56            (56)           --              --

Common stock issued from exercise of warrants         1,485,296          1,485        346,603            --           348,088

Stock-based compensation                                   --             --          122,005            --           122,005

Common stock issued from exercise of options            100,000            100         26,900            --            27,000

Issuance of common stock against
  interest on convertible debentures                    387,302            387        243,613            --           244,000

                                                   ------------   ------------   ------------    ------------    ------------

December 31, 2006                                    59,753,240   $     59,752   $ 18,243,710    $(19,331,555)   $ (1,028,093)
                                                   ============   ============   ============    ============    ============





                                         See accompanying notes to the consolidated financial statements


                                                                      F4



                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,


                                                                    2006           2005
                                                                -----------    -----------

Net loss                                                        $(4,423,046)   $(3,347,227)

Adjustments to reconcile net loss to net cash used
  in operating activities:
            Depreciation                                            728,009        262,470
            Amortization                                            211,102        215,373
            Provision (Recovery) for
              uncollectible accounts                                 (1,318)        11,910
         Interest on convertible debentures                         244,000        244,000
         Interest on notes payable                                   92,121           --
            Amortization of debenture
              warrant fair value                                    176,000        176,000
         Stock-Based Compensation                                   122,005         14,350
         Write down of Property, plant and
           equipment and patents                                     15,315         66,191
Increase (decrease) in cash flows from operating
  activities resulting from
         changes in:
            Accounts receivable                                       3,640       (501,311)
         Insurance proceeds recoverable                             148,500       (148,500)
            Inventory                                              (288,429)      (623,023)
            Prepaid expenses and sundry assets                      104,868        (18,926)
            Accounts payable and accrued liabilities                149,659        456,395
                                                                -----------    -----------

Net cash used in operating activities                            (2,717,574)    (3,192,298)
                                                                -----------    -----------

Investing activities:
         property, plant and equipment under construction          (106,050)       (28,933)
            Acquisition of property, plant and equipment, net    (2,005,016)    (2,846,434)
            Increase in patents and trademarks                       (4,573)        (4,407)
                                                                -----------    -----------

Net cash used in investing activities                            (2,115,639)    (2,879,774)
                                                                -----------    -----------

Financing activities:
            Notes payable                                         2,700,000           --
            Issuance of common stock, net                           445,338      4,522,432
            Capital lease obligation                                 (2,204)          --
                                                                -----------    -----------


Net cash provided by financing activities                         3,143,134      4,522,432
                                                                -----------    -----------

Net decrease in cash                                             (1,690,079)    (1,549,640)

Cash and cash equivalents, beginning of year                      3,083,373      4,633,013
                                                                -----------    -----------


Cash and cash equivalents, end of period                        $ 1,393,294    $ 3,083,373
                                                                ===========    ===========


Supplemental disclosures:
Interest received                                               $    37,222    $    98,883
                                                                ===========    ===========


    The accompanying notes are an integral part of these financial statements

                                       F5

NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

The Company is engaged in the design, development, manufacturing and sales of environmental technologies and testing services with it's primary focus on the international on-road and off-road diesel market. ESW currently manufactures and markets a line of catalytic emission control and enabling technologies for a number of applications.

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

The Company has had recurring losses. The company believes the cash flows from operations, together with continued borrowing and financial support from financial institutions will be sufficient to fund anticipated operations for the next 12 months. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

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

Accounts Receivable and Concentrations of Credit Risk: The Company performs on-going credit evaluations of its customer's financial condition and generally does not require collateral from those customers. Three of those customers accounted for 72%, 8%, and 6%, respectively of the Company's revenue in Fiscal 2006 and 73%, 8%, and 8%, respectively of its accounts receivable as at December 31, 2005. Three of those customers accounted for 50%, 11%, and 11%, respectively of the Company's revenue in Fiscal 2005 and 57%, 9%, and 4%, respectively of its accounts receivable as at December 31, 2005.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is estimated and recorded based on management's assessment of the credit history with the customer and current relationships with them. On this basis management has determined that a reserve of nil was appropriate as at December 31, 2006 and that a $27,414 allowance for doubtful accounts was required as at December 31, 2005.

INVENTORY

Inventory is stated at the lower of cost (first-in first-out) or market. Inventory is periodically reviewed for use and obsolescence, and adjusted as necessary.

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

Patents and trademarks are being amortized on a straight-line basis over their estimated life of ten years. Amortization expense for the year ended December 31, 2006 and 2005 were $211,102 and $215,373 respectively.

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

The Company also derives revenue (less than 3% of total revenue) from providing air testing and environmental certification services. Revenues from these services are recognized upon performance.

EARNINGS (LOSS) PER COMMON SHARE

Basic Earnings (loss) per common share is computed by dividing the net income
(loss) by the weighted average number of common shares outstanding during the year. Common stock equivalents are excluded from the computation of diluted earnings (loss) per share when their effect is antidilutive. Therefore diluted loss per share has not been calculated for 2006 and 2005.

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

RESEARCH AND DEVELOPMENT

The Company is engaged in research and development work. Research and development costs, other than for the acquisition of capital assets, are charged as operating expense of the Company as incurred. For the year ended December 31, 2006 and 2005 the Company expensed $417,768 and $541,811 respectively towards research and development costs.

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

COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No.130 (SFAS 130), "Reporting comprehensive income" establishes standards for reporting and display of comprehensive income and its components. For the years ended December 31, 2006 and 2005 comprehensive income was minor and reported in the statement of operations.

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

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (SAB Topic 1N), "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"), which outlines the approach it believes registrants should use to quantify the misstatement of current year financial statements that results from misstatements of prior year financial statements. SAB 108 requires registrants to use a combination of two approaches, the "rollover" approach, which quantifies a misstatement based on the amount of the error originating in the current year income statement and the "iron curtain" approach, which quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year. SAB 108 requires registrants to adjust their financial statements if the new approach results in a conclusion that an error is material. SAB 108 is effective for an interim period of the first fiscal year ending after November 15, 2006. We do not expect the adoption of this bulletin to have a material impact to our financial statements.

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

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140." SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and also resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS No. 155 was issued to eliminate the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for in a similar fashion, regardless of the instrument's form. The Company does not believe that its financial position, results of operations or cash flows will be impacted by SFAS No. 155.

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

NOTE 6 - INVENTORY

Inventory as at December 31, 2006 are summarized as follows:

                              Raw materials         $   855,313
                              Work-In-Process           214,187
                              Finished goods            636,746
                                                     ----------
                                                     $1,706,246
                                                     ==========

Included in Finished goods Inventory is $358,030 of Generators acquired for resale.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at December 31, 2006 consists of the following:

                                                               2006
                                                           -----------
                    Plant, machinery and equipment         $ 4,466,762
                    Office equipment                           178,311
                    Furniture and fixtures                     401,877
                    Vehicles                                    12,014
                    Leasehold improvements                     900,625
                                                           -----------
                                                             5,959,589
                    Less: accumulated depreciation          (1,408.356)
                                                           -----------

                                                           $ 4,551,233
                                                           ===========

As at December 31, 2006, the Company had $106,050 of customized equipment under construction.

The office equipment above includes $17,665 in assets under capital lease with a corresponding accumulated depreciation of $4,121 at year ended December 31, 2006.

NOTE 8 - NOTES PAYABLE

On November 13, 2006 the Company issued a $0.5 million unsecured subordinated promissory note to a company controlled by a trust to which a director and shareholder of our Company is the beneficiary. The note bears interest at 9% per annum. Principal and interest was due on December 31, 2006. Subsequently and within the applicable grace period per the terms of the Note, the note was paid in full on January 9, 2007.

On September 1, 2006 the Company issued a $1 million unsecured subordinated promissory note to a company controlled by a trust to which a director and shareholder of our Company is the beneficiary. The note bears interest at 9% per annum. Principal and interest is due on December 31, 2006. Subsequently and within the applicable grace period per the terms of the Note, the maturity on the note was extended to January 31, 2007.

On June 27, 2006 the Company issued a $1.2 million unsecured subordinated promissory note to a company controlled by a trust to which a director and shareholder of our Company is the beneficiary. The note bears interest at 9% per annum. Principal and interest is due on October 31, 2006. Subsequently and within the applicable grace period per the terms of the Note, the maturity on the note was extended to January 31, 2007.

As at December 31, 2006 $92,121 of interest payable on the $0.5 million, $1 million & a $1.2 million promissory notes has been accrued

The holder of the $1 million and a $1.2 million notes issued on September 1, 2006 and June 27, 2006 respectively, has the option to receive payment of principal and all accrued interest in the form of restricted shares of the Company's common stock, par value ($0.001) with cost free piggyback registration rights. Under this repayment option, interest will be calculated at 12% per annum.

NOTE 9 - REDEEMABLE CLASS A SPECIAL SHARES

         700,000 Class A special shares      $ 453,900 (based on the historical
         Authorized, issued, and             exchange rate at the time of
         outstanding.                        issuance.)


The Class A special shares are issued by the Company's wholly-owned subsidiary BBL Technologies, Inc. ("BBL") without par value, and are redeemable on demand by the Holder of the shares which is a private Ontario Corporation at $700,000 CDN (which translates to $600,704 USD at December 31, 2006). As the Class A special shares were issued by the Company's wholly-owned subsidiary BBL, the maximum value upon which the Company is liable is the net book value of BBL. As at December 31, 2006 BBL has an accumulated deficit of $ 1,195,347 USD ($1,847,944.68 CDN as at December 31, 2006) and therefore, the holder would be unable to redeem the Class A special shares at their ascribed value.

NOTE 10 - CONVERTIBLE DEBENTURES

In September 2004, the Company issued $6,100,000 of convertible debentures in which the basis of conversion into the Company's common stock is $0.50 per share. In conjunction with the debentures, the Company issued warrants to purchase an additional 3.05 million shares of common stock at $1.00 per share. The debentures are for a term of three (3) years and earn interest at the rate of 4%, the principal is due at the end of three years from the date of issuance. The Company has computed the fair-value of the warrants utilizing the Black-Scholes method and apportioned the fair value of the debt and warrants accordingly. As a result, the debentures were discounted by $528,000, which is being amortized over the three (3) year life of the debentures. The effective yield on the debentures is 4.38%. The warrant agreements provide that should the company at any time after the date the warrants are first issued sell additional shares of common stock or equivalents below the then current exercise price, then the Company is required to reduce the current exercise price of the warrant to the price of the new issuance (See Note 12). At the Company's option, the interest on the debentures can be paid in cash or in shares of common stock. The Company elected to issue shares of our common stock as payment of interest earned on our 4% convertible debentures issued in September 2004. Therefore a total of 387,302 and 348,571 shares of common stock were issued to 10 debenture holders for the $244,000 of accrued interest through September 13, 2006 and 2005 respectively. As of December 31, 2006, interest in the amount of $72,364 has accrued in accounts payable and accrued liabilities.

AMORTIZATION OF THE DISCOUNT:

                 Face value of convertible debenture            6,100,000
                 Less: Discounted                                (528,000)
                                                              -----------
                 Book value upon issuance                     $ 5,572,000
                 Amortization of the discount 2004                 52,197
                                                              -----------
                 December 31, 2004                            $ 5,624,197
                 Amortization of the discount 2005                176,000
                                                              -----------
                 December 31, 2005                            $ 5,800,197
                 Amortization of the discount 2006                176,000
                                                              -----------
                                                              $ 5,976,197
                                                              ===========

NOTE 11 - INCOME TAXES

As at December 31, 2006, there are loss carryforwards for Federal income tax purposes of approximately $12,781,692 available to offset future taxable income in the United States. The carryforwards expire in various years through 2024. The Company does not expect to incur a Federal income tax liability in the foreseeable future. Accordingly, a valuation allowance for the full amount of the related deferred tax asset of approximately $4,473,592 has been established until realizations of the tax benefit from the loss carryforwards are assured.

Additionally, as at December 31, 2006, the Company's two wholly owned Canadian subsidiaries had loss carryforwards of approximately $5,226,606 that may be used, in future periods, to offset taxable income. The deferred tax asset of approximately $1,886,805 has been fully offset by a valuation allowance until realization of the tax benefit from the loss carryforwards are assured.



                                            For the year ended December 31, 2006

 Statutory tax rate:

         U.S                                                               35.0%
         Foreign                                                           36.1%

 Loss before income taxes:

         U.S                                                        $ 3,468,806
         Foreign                                                        954,240
                                                                    -----------
                                                                    $ 4,423,046
                                                                    -----------
 Expected income tax recovery                                       $(1,558,563)

 Decrease in income tax recovery resulting from:

         Depreciation (Foreign operations)                          $    49,680
         Amortization of warrants                                   $    61,600
         Accrued interest on loans                                  $    31,850
         Accrued interest on note payable                           $     5,190
                                                                    -----------
                                                                    $   148,320
                                                                    -----------
                                                                    $(1,410,243)
 Benefit of losses not recognized                                     1,410,243
                                                                    -----------
 Income tax provision (recovery) per financial statements           $         0
                                                                    -----------



Deferred income tax assets and liabilities consist of the following temporary difference:

                                                         As at December 31, 2006

 Assets
            Capital Assets - Tax Basis (Foreign operations only)    $ 1,808,904
            Capital Assets - Book Value (Foreign operations only)    (1,824,464)
                                                                    -----------
            Net Capital Assets                                      $   (15,560)
            Tax loss carry forwards                                  18,000,298
                                                                    -----------
 Net temporary differences (foreign operations only)                $17,984,738
            Valuation Allowance                                     (17,984,738)
                                                                    -----------
            Carrying Value                                          $         0
                                                                    ===========

NOTE 12 - ISSUANCE OF COMMON STOCK

In April 21, 2005, the Company closed an initial traunche of a private placement offering. Pursuant to a subscription agreement with one accredited investor, the Company received gross proceeds $2,000,000 and issued 2,352,941 shares of common stock; three year warrants to purchase 1,300,000 shares of common stock at $0.90 per share; three year warrants to purchase 200,000 shares of common stock at $2.00 per share; and three year warrants to purchase 200,000 shares of common stock at $3.00 per share pursuant to Regulation D of the Securities Act of 1933, as amended. On April 21, 2005, in conjunction with the offering, the Company adjusted the exercise price of 3,050,000 three year warrants previously issued to nine (9) accredited investors including AB Odnia an entity affiliated with Bengt Odner a director of the Company from $1.00 per share to $0.85 per share in accordance with the terms of the warrants previously issued by the Company September 15, 2004.

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

NOTE 13 - STOCK OPTIONS AND WARRANT GRANTS

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

                               PRO FORMA INFORMATION

                              YEAR ENDED DECEMBER 31,

                                                                  2005
                                                             -------------

            Number for basic and diluted
            earnings (loss) per share available
            to common stockholders                           $ (3,347,227)
            Deduct: Total stock-based
                       Compensation expense
                       determined under fair
                       value based method, net                   (544,118)
                                                             -------------
            Net loss - pro forma                             $ (3,891,345)
                                                             =============
            Denominator for basic earnings
            (loss) per share -
            Weighted average shares outstanding                53,056,422
            Effect of dilutive securities:
              Employee stock option                                    --
              Warrants                                                 --
              Convertible debt conversion                              --

            Denominator for basic and diluted
            earnings (loss) per share -
            Weighted average shares outstanding                53,056,422

            Earnings (loss) per share
              Basic - Pro forma                              $      (0.07)

Potential common shares of 5,246,667 related to ESW's outstanding stock options and potential common shares of 6,322,500 related to ESW's outstanding Warrants and potential common shares of 12,200,000 related to ESW's 4 percent Convertible debentures were excluded from the computation of diluted earnings/(loss) per share for the year ended December 31, 2006 and 2005, as the effect of inclusion of these shares and the related interest expense would have been anti-dilutive.

A summary of option transactions, including those granted pursuant to the terms of certain employment and other agreements, is as follows:

                                                 STOCK              WEIGHTED
                                                PURCHASE             AVERAGE
                                                OPTIONS          EXERCISE PRICE
                                            ----------------    ----------------

           Outstanding, January 1, 2005         4,526,667             $0.51
           Granted                              1,030,000             $0.98
           Expired                                (50,000)           ($1.50)
           Exercised                              (50,000)           ($0.50)
                                               ----------            ------
           Outstanding, January 1, 2006         5,456,667             $0.59
           Expired                                (85,000)           ($0.60)
           Exercised                             (125,000)           ($0.25)
                                               ----------            ------
           Outstanding, December 31, 2006       5,246,667             $0.60


A total of $122,005 for stock based compensation has been recorded as at December 31, 2006. Of this amount $8,000 is for 166,668 options that vested in August 2006, and $114,005 is for 500,000 options that the company extended in April 2006 for a period of 3 additional years. The 166,668 options were issued to two directors, one director/officer and one employee. The 500,000 options were issued to two directors/officers.

At December 31, 2006, the outstanding options have a weighted average remaining life of 34 months.

The weighted average fair value of options granted during 2006 and 2005 was nil and $0.49 respectively and was estimated using the Black-Scholes option-pricing model, and the following assumptions:

                                                      2006           2005
                                                    --------       --------
                         Expected volatility             81%            98%
                         Risk-free interest Rate       5.58%          4.00%
                         Expected life               3.0 yrs        5.0 yrs
                         Dividend yield                0.00%          0.00%
                         Forfeiture rate               0.00%          0.00%

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

At December 31, 2006, the Company had outstanding options as follows:

           NUMBER OF SHARES        EXERCISE PRICE      EXPIRATION DATE
           ----------------        --------------      ---------------
                    400,000            0.27            August 6, 2013
                     50,000            0.45            April 20, 2009
                    500,000            0.50            May 1, 2009
                    550,000            0.50            August 11, 2007
                  1,750,000            0.50            August 11, 2009
                    300,000            0.50            December 1, 2009
                     35,000            0.50            January 6, 2008
                    666,667            0.66            September 10,2008
                    995,000            1.00            December 31, 2010
            ---------------
                  5,246,667
            ---------------


Warrants issued in connection with various private placements of equity securities, are treated as a cost of capital and no income statement recognition is required. A summary of warrant transactions is as follows:

                                                                     WEIGHTED
                                                      WARRANT        AVERAGE
                                                       SHARES     EXERCISE PRICE
                                                     ----------   --------------
            Outstanding, January 1, 2005              7,298,531      $   0.58
            Granted                                   3,272,500      $   1.28
            Exercised                                (2,336,176)     ($  0.30)
                                                     ----------      --------
            Outstanding, December 31, 2005            8,234,855      $   1.14
            Granted                                        --             --
            Exercised                                (1,912,355)     ($  0.25)
                                                      ----------      --------

            Outstanding, December 31, 2006            6,322,500      $   0.93
                                                      ----------      --------

Outstanding warrants as of December 31, 2006:

           NUMBER OF WARRANT SHARES     EXERCISE PRICE       EXPIRATION DATE
           ------------------------     --------------       -----------------

                3,050,000                  0.85    (A)&(B)   September 13, 2007
                1,300,000                  0.90    (A)       April 21, 2008
                  200,000                  2.00              April 21, 2008
                  200,000                  3.00              April 21, 2008
                1,202,500                  0.90    (A)       July 5, 2008
                  185,000                  2.00              July 5, 2008
                  185,000                  3.00              July 5, 2008
                ---------
                6,322,500
                ---------


(A) Contain certain anti-dilution provisions.

(B) Originally exercisable at $1.00 per share and adjusted in April 2005.

On June 23, 2005, the company, with shareholder approval, amended its 2002 Stock Option Plan, to increase the underlying shares available under the plan to 5,000,000 shares of common stock.

NOTE 14 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2006 and 2005, the Company paid shareholders and their affiliates nil and nil, respectively for various services rendered in addition to salaries and reimbursement of business expenses. All transactions are recorded at the exchange amounts. No one transaction or combination attributed to one individual or entity exceeding $60,000 on an annual basis.

On June 27, 2006, September 1, 2006 and November 13, 2006 a company controlled by a trust of which a director and shareholder is the beneficiary loaned the Company $1,200,000, $1,000,000 and $500,000 respectively. (See Note 8)



NOTE 15 - COMMITMENTS AND CONTINGENCIES

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

Effective December 20, 2004, the Company's wholly owned subsidiary ESW Canada, Inc. entered into an offer to Lease agreement for approximately 50,000 square feet of leasehold space in Concord, Ontario Canada. The leasehold space houses the Company's executive offices and a high volume manufacturing plant. The possession of the leasehold space took place on May 24, 2005 and the term of the lease will run for a period of 5 years from the commencement date of July 15, 2005.

The following breakdown is the total, of the minimum annual lease payments, for both leases.


                                2007        440,484
                                2008        445,890
                                2009        451,296
                                2010        150,236


CAPITAL LEASE OBLIGATION

The Company is committed to the following lease payments in connection with the acquisition of capital assets under capital leases:


                    2007                                         4,395
                    2008                                         4,395
                    2009                                         4,395
                    2010                                         3,295
                                                             ---------
                                                             $  16,480

                    Less imputed interest at 7.902%              1,019
                                                             ---------
                    Total obligation under capital lease        15,461

                    Less current portion                         3,376
                                                             ---------
                    Total long-term portion                  $  12,085
                                                             =========


The Company has incurred $1,019 interest expense on capital leases for the year.

NOTE 16 - COMPARATIVE FIGURES

Certain 2005 figures have been reclassified to conform to the financial statements presentation adopted in 2006.

NOTE 16 - SUBSEQUENT EVENTS

On January 5, 2007 the Company extended the June 26, 2006 unsecured subordinated promissory in the principal amount of $1.2 million; and the August 29, 2006 unsecured subordinated promissory note in the principal amount of $1.0 million, the Notes were extended through to January 31, 2007. (See Note 8)

Effective February 9, 2007, the above two unsecured subordinated promissory notes in the principal amount of $1.2 million and $1.0 million and accrued interest were consolidated into one unsecured subordinated demand note with principal amount of $2,308,147. In accordance with the terms of the Consolidated Note, same will be due and payable to Holder upon demand. As with the original Promissory Notes, the Consolidated Note will continue to bear interest at a rate of 9% per annum if principal and interest are paid by the Company in cash, or if principal and interest are paid in shares of restricted common stock of the Company, the Consolidated Note will bear interest at a rate of 12% per annum. The Company may prepay the Consolidated Note without penalty at any time.

On January 9, 2007, the Company satisfied the subordinated promissory note it had previously issued on November 13, 2006 in the principal amount of $500,000 by paying the Holder the sum of $506,780 in cash, representing the $500,000 principal and $6,780 interest (See Note 8)

On January 24, 2007 the Company received $13,500 for the exercise of 50,000 options exercisable at $0.27 per share and issued 50,000 shares of common stock.

On February 13, 2007 the Company received $13,500 for the exercise of 50,000 options exercisable at $0.27 per share and issued 50,000 shares of common stock.

On March 7, 2007 the Company received $13,500 for the exercise of 50,000 options exercisable at $0.27 per share and issued 50,000 shares of common stock.

On February 15, 2007 the Company issued a $500,000 unsecured subordinated demand promissory note to a member of the Company's Board of Directors. The Note will bear interest at 9% per annum and is payable upon demand.

On March 7, 2007 the Company entered into an agreement whereby it borrowed the sum of $500,000 from a member of the Company's Board of Directors and consolidated this sum with the principal and accrued interest of the $500,000 unsecured demand promissory note previously issued on February 15, 2007 (the "Consolidated Note"). This Consolidated Note is in the principal amount of $1,002,589 and bears interest at a rate of 9% per annum and is payable upon demand. The Company may prepay the Consolidated Note without penalty at any time.

On February 16, 2007 the board of directors approved the aggregate award of 2,450,000 stock options to eight employees, two executive officer/directors and four outside directors. The options have immediate vesting with an exercise price of $0.71 per share (fair-market value at the date of grant) with exercise periods ranging from three and five years from the date of award.

On March 5, 2007 the Company's subsidiary ESW Canada Inc., entered into a $2,500,000 revolving work in progress credit facility to finance costs related to orders.

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

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or th e degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost effective control system, misstatements due to error or fraud may occur and not be detected. The Company conducts periodic evaluations of its internal controls to enhance, where necessary, its procedures and controls.

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

ITEM 8B OTHER INFORMATION

 None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information required by this item will be included in the Proxy Statement with respect to the 2007 Annual Meeting of Stockholders to be filed with the Commission within 120 days following December 31, 2006 under the captions "Election of Directors," and "Directors and Executive Officers of the Registrant" and is incorporated herein by this reference as if set forth in full herein.

ITEM 10. EXECUTIVE COMPENSATION

The information required by this item will be included in the Proxy Statement with respect to the 2007 Annual Meeting of Stockholders to be filed with the Commission within 120 days following December 31, 2006 under the captions "Summary Annual Compensation Table," "Option Grants during Fiscal Year 2006," "Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values," and "Remuneration of Non-Management Directors" and is incorporated herein by this reference as if set forth in full herein.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item will be included in the Proxy Statement with respect to the 2007 Annual Meeting of Stockholders to be filed with the Commission within 120 days following December 31, 2006 under the caption "Security Ownership of Certain Beneficial Owners" and is incorporated herein by this reference as if set forth in full herein.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be included in the Proxy Statement with respect to the 2007 Annual Meeting of Stockholders to be filed with the Commission within 120 days following December 31, 2006 under the caption "Certain Relationships and Related Transactions" and is incorporated herein by this reference as if set forth in full herein.

ITEM 13. EXHIBITS

a) Exhibits are incorporated by reference to the Index of Exhibits provided at the end of this Report on Form 10-KSB.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES: The Company paid its principal accountant Mintz & Partners LLP $35,399 to date in audit fees for the audit of the Company's annual financial statements for 2006 and review of the financial statements included in its Form 10-QSB for the each of the three quarterly reports in 2006.

The Company paid its principal accountant Mintz & Partners LLP $53,606 in audit fees for the audit of the Company's annual financial statements for 2005 and review of the financial statements included in its Form 10-QSB for the each of the three quarterly reports in 2005.

TAX AND OTHER FEES: The Company paid its principal accountant Mintz & Partners LLP Nil and $5,446 for tax compliance services for 2006 and 2005 respectively.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned; thereunto duly authorized this 28th day of March 2007 in the city of Concord, Province of Ontario.

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

SIGNATURES                              TITLE                         DATE

/S/ NITIN M. AMERSEY               CHAIRMAN                     MARCH 28, 2007
----------------------------
NITIN M. AMERSEY

/S/ DAVID J. JOHNSON               PRESIDENT, CHIEF             MARCH 28, 2007
----------------------------       EXECUTIVE OFFICER,
DAVID J. JOHNSON                   AND DIRECTOR


/S/ JOEY SCHWARTZ                  CHIEF FINANCIAL OFFICER      MARCH 28, 2007
----------------------------       AND DIRECTOR
JOEY SCHWARTZ

/S/ MICHAEL F. ALBANESE            DIRECTOR                     MARCH 28, 2007
----------------------------
MICHAEL F. ALBANESE


/S/ JOHN DUNLAP III                DIRECTOR                     MARCH 28, 2007
----------------------------
JOHN DUNLAP


/S/ BENGT G. ODNER                 DIRECTOR                     MARCH 28, 2007
----------------------------
BENGT G. ODNER

EXHIBIT
NUMBER    DESCRIPTION

3.1     Articles of Incorporation of the Company. (1)

3.2     Bylaws of the Company. (1)

3.3 Articles of Incorporation of the Company, as amended as of November 29, 2001. (Originally filed as exhibit 3.2) (5)

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

4.2     Form of Warrant Certificate for 2002 Unit Private Placement (7)

4.3 Form of three (3) year Warrant Certificate exercisable at $0.90 per share issued on April and July 2005. (13)

4.4 Form of three (3) year Warrant Certificate exercisable at $2.00 per share issued on April and July 2005. (13)

4.5 Form of three (3) year Warrant Certificate exercisable at $3.00 per share issued on April and July 2005. (13)

4.6 Form of Specimen of Common Stock Certificate.(Originally filed as exhibit 4.1)

10.1 Form of Agreement dated January 29, 1999 by and between the shareholders of BBL Technologies, Inc. and the Company. (1)

10.2 Form of Consulting Agreement dated March 31, 1999 by and between May Davis Group and the Company. (1)

10.3 Form of Commission Agreement dated March 31, 1999 by and between May Davis Group and the Company. (1)

10.4 Form of Option Agreement dated June 21, 1999, between David Coates o/a Fifth Business and the Company. (1)

10.5 Form of Option Agreement dated June 21 1999 between Zoya Financial Corp. and the Company. (1)

10.6    Form of Consulting Agreement with Bruno Liber dated January 29, 2000.
        (2)

10.7 Form of Office Offer to Lease for Environmental Solutions Worldwide Inc.dated October 6, 1999. (2)

10.8 Form of Financial relations agreement with Continental Capital & Equity Corporation dated December 5, 2000. (4)

10.9 Form of Employment Agreement between John A. Donohoe, Jr. and the Company dated as of September 10, 2003. (6)

10.10 Form of Employment Agreement between Robert R. Marino and the Company dated as of September 10, 2003. (6)

10.11 Form of Employment Agreement between David J. Johnson and the Company dated as of September 10, 2003. (6)

10.12   Form of Subscription Agreement for 2001 Common Stock Placement. (7)

10.13 Form of Subscription Agreement for 2002 Unit Private Placement and related representation letters. (7)

10.14 Form of unsecured subordinated promissory note issued by the Company to AB Odinia, dated August 27,2004.(Originally filed as exhibit 10.1) (8)

10.15 Form of Securities Subscription Agreement between the Company and Investor for the purchase of 4% Convertible Debentures and three (3) year warrant exercisable at $1.00 per share dated September, 2004.(Originally filed as exhibit 10.1) (9)

10.16 Form of 4% Three (3) Year Debenture issued by the Company dated September, 2004. (Originally filed as exhibit 10.2) (9)

10.17 Form of Three (3) Year Warrant to purchase the Company's Common Stock at $1.00 a share dated September, 2004.(Originally filed as exhibit 10.3)
        (9)

10.18 Form of Registration Rights Agreement dated September, 2004. (Originally filed as exhibit 10.4) (9)

10.19 Form of Lease agreement and amended lease agreement between the Company's wholly owned subsidiary ESW America Inc. and Nappen & Associates dated on November 16, 2004. (12)*

10.20 Form of Subscription Agreement dated April and July 2005 for Common Stock at $0.85 and Warrants exercisable at $0.90, $2.00 and $3.00 per share. (13)

10.21   Form of Registration rights Agreement dated April and July 2005. (13)

10.22 Form of $1.2 Million Unsecured Subordinated Promissory Note dated June 30, 2006. (16)

10.23 Form of $1 Million Unsecured Subordinated Promissory Note dated September 7, 2006. (17)

10.24 Form of Separation Agreement and Release of Claims by and between the Company and Stan Kolaric dated October 12, 2006.

10.25 Form of $500,000 Unsecured Subordinated Promissory Note dated November 17, 2006. (18)

10.26 Form of Contract for Investor Relations Service by and between the Company and Delta 2005 AG dated December 12, 2006.

10.27 Form of Consolidated $2.3 Million Unsecured Subordinated Demand Promissory Note dated February 9, 2007.

10.28 Form of $500,000 Unsecured Subordinated Demand Promissory Note by and between the Company and Mr. Bengt Odner, dated February 15, 2007.

10.29 Form of Employment Agreement between David J. Johnson and the Company dated as of January 1, 2007.

10.30 Form of Assignment by Inventor by and between the Company and David Johnson dated February 16, 2007.

10.31 Form of Consolidated 1.002 Million Note by and between the company and Mr. Bengt Odner dated March 13, 2007.

10.32 Form of $2.5 Million Financing Loan Agreement by and between ESW Canada Inc and Royal Bank of Canada dated March 5, 2007

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

16.1    Letter from James E. Scheifley & Associates, P. C. (1)

16.2 Letter from Daren, Martenfeld, Carr, Testa and Company LLP dated February 2001. (3)

16.3 Letter of resignation from Goldstein and Morris Certified Public Account P.C. dated October 20, 2004 (10)

16.4 Letter from Goldstein and Morris Certified Public Account P.C. dated November 23, 2004 (11)

21.1    List of subsidiaries. (1)

31.1    Certification Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002

31.2    Certification Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002

32.1    Certification Pursuant To 18 U.S. C. Section 1350 as Adopted Pursuant To
        Section 906 of The Sarbanes-Oxley Act Of 2002

32.2 Certification Pursuant To 18 U. S. C. Section 1350 as Adopted Pursuant To Section 906 of The Sarbanes-Oxley Act Of 2002

99.1    Form of Compensation Committee Charter dated February 14, 2007. (19)

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

(9) Incorporated herein by reference from the Registrants Form 8-K filed with the Securities and Exchange Commission on September 17, 2004.

(10) Incorporated herein by reference from the Registrants Form 8-K filed with the Securities and Exchange Commission on October 22, 2004.

(11) Incorporated herein by reference from the Registrants Form 8-K/A filed with the Securities and Exchange Commission on December 2, 2004.

(12) Incorporated by reference to the Registrant's Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005.

(13) Incorporated herein by reference from the Registrants Form 10-QSB filed with the Securities and Exchange Commission on August 15, 2005.

(14) Incorporated herein by reference from the Registrants Form S-8 Registration Statement SEC File No. 333-127549) filed on August 15, 2005.

(15) Incorporated herein by reference from the Registrants Form 10-KSB filed with the Securities and Exchange Commission on April 3, 2006.

(16) Incorporated herein by reference from the Registrants Form 8-K filed with the Securities and Exchange Commission on June 30, 2006.

(17) Incorporated herein by reference from the Registrants Form 8-K filed with the Securities and Exchange Commission on September 7, 2006.

(18) Incorporated herein by reference from the Registrants Form 8-K filed with the Securities and Exchange Commission on November 17, 2006.

(19) Incorporated herein by reference from the Registrants Form 8-K filed with the Securities and Exchange Commission on February 14, 2007.




*       Confidential treatment requested for a portion of this exhibit


**      Previously filed with Form SB-2.