Form 10KSB/A
period 2006-12-31
ENVIRONMENTAL SOLUTIONS WORLDWIDE INC
filed 2007-04-27
CIK 1082278

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

         (Address of principal executive offices, including postal code)

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

The issuer's revenues for its most recent fiscal year were $3,195,176

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $36,227,006 as of April 17, 2007 based upon the closing sale price reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the registrant.

There were 59,943,240 shares of the registrant's Common Stock outstanding as of April 17, 2007.

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

                                                              Date Elected/
       Name                     Position                      Appointed
       ----                     --------                      ---------------
       Nitin Amersey            Chairman                      January 2003

       David J. Johnson         Director, President and       September 2000
                                Chief Executive Officer

       Joey Schwartz            Director, Chief               June 2005
                                Financial Officer
                                and Corporate
                                Secretary

       Bengt G. Odner           Director                      September 2000


       Michael F. Albanese      Director                      February 2006

       John Dunlap III          Director                      February 2007




Set forth below is information relating to the business experience of each of the directors and executive officer of the Company.

NITIN M. AMERSEY, age 55, has over thirty years of experience in international trade, marketing and corporate management. Mr. Amersey was elected as a director of Environmental Solutions Worldwide and has served as a member of the board since January 2003. Mr. Amersey was appointed interim Chairman of the Board in May 2004 and subsequently was appointed Chairman of the Board in December 2004. In addition to his service as a board member of Environmental Solutions Worldwide, Mr. Amersey has been Chairman of Scothalls Limited, a private trading firm since 1978. Mr. Amersey has also served as President of Circletex Corp., a financial consulting management firm since 2001 and has served as chairman of Midas Touch Global Media Corp from 2005 to the present. He is also currently a director of Hudson Engineering Industries Pvt. LTD. a private company domiciled in India. From 2003 to 2006 Mr. Amersey was Chairman of RMD Entertainment Group and also served during the same period as chairman of Wide E-Convergence Technology America Corp. Mr. Amersey is also the owner of Langford Business Services LLC. Mr. Amersey has a Masters of Business Administration Degree from the University of Rochester, Rochester, N.Y. and a Bachelor of Science in Business from Miami University, Oxford, Ohio. He graduated from Miami University as a member of Phi Beta Kappa and Phi Kappa Phi. He is the sole member manager of Amersey Investment Holdings LLC a SEC Registered Investment Advisor. Mr. Amersey also holds a Certificate of Director Education from the NACD Corporate Director's Institute.

DAVID J. JOHNSON, age 46, has 25 years experience in the automotive industry in various aspects of engineering, development of components and systems and as an entrepreneur. Mr. Johnson has served as the Company's Chief Operating Officer from August 2000 through November 2001 and in September 2000 was elected as a Director. In addition to serving as a director of ESW, Mr. Johnson has served as Senior Vice President of Sales and Marketing from November 2001 until May 2004 and served as acting Chief Financial Officer from December 2004 through May 2005. Mr. Johnson was appointed as the Interim Chief Executive Officer and President in May 1, 2004 and was subsequently appointed President, Chief Executive Officer in June of 2005. Mr. Johnson attended Tollgate Tech. Secondary, Mohawk College and Devry Institute of Technologies.

JOEY SCHWARTZ, age 46, has 24 years experience in financial management, business strategy development and marketing. Mr. Schwartz was appointed as Chief Financial Officer effective May 23, 2005. During various periods from February 2001 to September 2004, Mr. Schwartz served in various consulting positions involving organizational development, corporate compliance, legal affairs and finance for ESW and it's wholly owned subsidiary ESW Canada, Inc. Prior to his association with the Company, Mr. Schwartz consulted for several companies in different industries including Identicam Systems Canada Ltd., which was acquired under the GE Infrastructure security group of companies. He was President of Empereau Manufacturing, for over 18 years, a manufacturing company supplying products to the commercial specification and construction industry as well as government procurement. He is currently president of JMC Emerald Corp. a consulting company. Mr. Schwartz graduated on the dean's honor roll from York University where he received a Bachelor of Arts Degree in Economics and Mathematics.

MICHAEL F. ALBANESE, CPA, age 53, has over 30 years financial experience including roles as CFO and COO. Currently he is the president of Cost Reduction Solutions (CRS), a CPA consulting firm providing services to both private & public companies as well as to the banking industry. From 1978-1986 Mr. Albanese was instrumental in the development of Hertz Penske's One Way Consumer Rental business. Since 2000 he has performed auditing and collateral examination services for such banks as PNC Business Credit, North Fork Bank, Sterling National Bank, Sovereign Bank and many others. Mr. Albanese received a Bachelors of Science degree in Accounting and is a licensed CPA practicing in New Jersey. He is a member of the AICPA and NJSCPA, The Garden State Credit Association and is a registered accountant with the SEC's Public Company Accounting Oversight Board (PCAOB).

BENGT G. ODNER, age 54, has served as a director since September 2000. He served as the Company's Chairman from September 2000 through October 2002. Mr. Odner has also served as our Chief Executive Officer from August 1999 through September 2000 and as interim Chief Executive Officer from February 2002 to July 2002. Mr. Odner was a director of Crystal Fund Ltd., a Bermuda mutual fund, and was a director of Crystal Fund Managers, Ltd. from 1996 until January 2003. From 1990 through 1995, Mr. Odner was the Chairman of Altus Nord AB, a property holding company specializing in Scandinavian properties and a wholly owned subsidiary of Credit Lyonais Bank Paris. Mr. Odner holds a masters degree in Business Administration from Babson College.

JOHN DUNLAP, III, 48, served as Chairman of the Board of Directors of the California Air Resources Board (CARB) from 1994 to 1999. In this post, Mr. Dunlap promoted advanced technological solutions to achieve air quality and public health protection gains. During his tenure as Chairman, Mr. Dunlap oversaw the development and implementation of the most far-reaching air quality regulations in the world aimed at fuels, engines and over 200 consumer products. Prior to Mr. Dunlap's tenure at CARB, he served as the Chief Deputy Director of the California Department of Toxic's Substances Control (DTSC) where his responsibilities included, crafting the state's technology advancement program, serving as the lead administration official in securing congressional and U.S. Department of Defense support and funding for military base closure environmental clean-up and in creating a network of ombudsman staff to assist the regulated businesses in demystifying the regulatory process. In addition, Mr. Dunlap spent more than a decade at the South Coast Air Quality Management District (SCAQMD) in a host of regulatory, public affairs and advisory positions where he distinguished himself as the principle liaison with the business and regulatory community. Mr. Dunlap is currently a partner in the Sacramento, California-based advocacy and consulting firm of Dunlap, Van Vleck & Brown, LLC. Mr. Dunlap has a BA degree in Political Science and Business from the University of Redlands (California) and a Master's degree in Public Policy from Claremont Graduate University (California).



COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Under the securities laws of the United States, the Company's directors, executive officers, and any persons holding more than ten percent of the Company's common stock are required to report their initial ownership of the Company's common stock and any subsequent changes in their ownership to the Securities and Exchange Commission. Specific due dates have been established by the Commission, and the Company is required to disclose any failure to file by those dates. Based upon (1) the copies of Section 16 (a) reports that the Company received from such persons for their 2006 fiscal year transactions, the Company believes there has been compliance with all Section 16 (a) filing requirements applicable to such officers, directors and ten-percent beneficial owners for such fiscal year.

CODE OF ETHICS

ESW's Board of Directors has adopted a Code of Business Conduct and Ethics which provides a framework for directors, officers and employees on the conduct and ethical decision-making integral to their work. The Audit Committee is responsible for monitoring compliance with this code of ethics and any waivers or amendments thereto can only be made by the Board or a Board committee. The Code of Ethics is available on www.sec.gov as an exhibit with the Company's Form 10KSB filed with the Securities and Exchange Commission on April 3, 2006. The Company can provide a copy of such Code of Ethics, upon receipt of a written request to the attention of the CFO's Office, at ESW Inc., 335 Connie Crescent, Concord, Ontario, Canada, L4K 5R2. The written request should include the company name, contact person and full mailing address and/or email address of the requestor.

AUDIT COMMITTEE COMPOSITION

The Company has a separately designated standing audit committee comprised of Michael F. Albanese (Chairman), Nitin M. Amersey and Bengt G. Odner. Michael F. Albanese, qualifies as a "financial expert" as defined by SEC rules implementing
Section 406 of the Sarbanes-Oxley Act. The Company's Board has also determined that Michael F. Albanese meets the SEC definition of an "independent" director.


COMPENSATION COMMITTEE COMPOSITION

The Compensation Committee is currently comprised of Nitin Amersey, who serves as Chairman, Bengt George Odner and Michael Albanese. In accordance with its charter, the Compensation Committee is responsible for establishing and reviewing the overall compensation philosophy of the Corporation, establishing and reviewing the corporation's general compensation policies applicable to the chief executive officer and other officers, evaluating the performance of the chief executive officer and other officers and approving their annual compensation, reviewing and recommending the compensation of directors, reviewing and recommending employment, consulting, retirement and severance arrangements involving officers, and directors of the Corporation and reviewing and recommending proposed and existing incentive-compensation plans and equity-based compensation plans for the Corporation's directors, officers, employees and consultants.

Compensation Policy:

The objective of the Compensation Committee with respect to compensation for executive officers is to ensure that compensation packages are designed and implemented to align compensation with both short-term and long-term key corporate objectives and employee performance and to ensure that the Corporation is able to attract, motivate and retain skilled and experienced executives in an effort to enhance Environmental Solutions' success and shareholder value.

The compensation policies are designed to align the interests of management with Environmental Solutions' shareholders. In order to do so, we take into consideration the experience, responsibility and performance of each individual over the longer term and we consider a range of short-and long-term cash, and non-cash compensation elements. We believe this serves the goals of compensating Environmental Solutions' executive officers competitively on a current basis, tying a significant portion of the executives' compensation to company performance, and allowing the executive officers and key employees to gain an ownership stake in Environmental Solutions commensurate with their relative levels of seniority and responsibility. Each year, we perform a review of the executive compensation programs, compensation philosophy, and committee mission and performance. In addition, each year we review the nature and amounts of all elements of the executive officers' compensation, both separately and in the aggregate, to ensure that the total amount of compensation is competitive with respect to Environmental Solutions' peer companies, and that there is an appropriate balance for compensation that is tied to the short- and long-term performance of the Company.



ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation for each of the last two (2) fiscal years earned by the Chief Executive Officer and each of the most highly compensated executive officers (the "Named Executives").



                           SUMMARY COMPENSATION TABLE

                                                                             NON-EQUITY    NONQUALIFIED
                                                                              INCENTIVE      DEFERRED
        NAME/PRINCIPAL                                STOCK      OPTION         PLAN       COMPENSATION   ALL OTHER
           POSITION        YEAR     SALARY    BONUS   AWARDS   AWARDS (4)   COMPENSATION     EARNINGS    COMPENSATION    TOTAL

David Johnson (1)          2006    $150,000     -       -        $60,002          -              -           $20,934    $230,936
Director,                  2005    $150,000     -       -                         -              -           $20,934    $170,934
Chief Executive Officer
And President

Joey Schwartz (2)          2006    $120,000     -       -        $57,002          -              -           $12,626    $189,628
Director and, Chief        2005     $72,500     -       -                         -              -           $12,626     $85,126
Financial Officer

Stan Kolaric (3)           2006     $90,000     -       -                         -              -          $103,396    $193,396
Director and Chief         2005     $72,500     -       -           -             -              -            $3,396     $75,896
Operating Officer


1. Mr. Johnson was paid at the annual rate of $150,000. In December 2005, Mr. Johnson received options to purchase 200,000 shares of Common Stock with a per share exercise price of $1.00 (exercise price greater than the fair market value on the date of grant). In 2006, Mr. Johnson received the following compensation, $161,538 as salary and fees, a car allowance of $6,000 per annum and standard medical and dental benefits provided by the Company totaling $3,396.

2. Prior to his appointment as an executive officer and election to the Board of Directors, Mr. Schwartz served as a consultant and received consulting fees. He became an executive officer of the Company in May 2005. In December 2005, Mr. Schwartz received options for 200,000 shares of Common Stock with a per share exercise price of $1.00 (exercise price greater than the fair market value on the date of grant). In 2006, Mr. Schwartz received the following compensation, $129,230 as salary and fees, and standard medical and dental benefits provided by the Company totaling $3,396.

3. Prior to his appointment as an executive officer and election to the Board of Directors, Mr. Kolaric served as a consultant and received consulting fees. He became an executive officer of the Company in May 2005. In December 2005, Mr. Kolaric received options for 200,000 shares of Common Stock with a per share exercise price of $1.00 (exercise price greater than the fair market value on the date of grant). Mr. Kolaric's Agreement with the Company was terminated effective as of October 5, 2006. In 2006 Mr. Kolaric received the following compensation, $90,000 as salary and fees, and $100,000 upon the execution of a Separation Agreement with the Company. Mr Kolaric also received standard medical and dental benefits provided by the Company totaling $3,396.



4. Represents the cost of the compensation expense recorded by the company for option extensions and vesting amounts in accordance with FAS123R. In April 2006 the company extended for a period of 3 additional years 250,000 options to Mr. Johnson and Mr. Schwartz.


EMPLOYMENT AGREEMENTS

The term of David Johnson's prior employment agreement with the Company expired October, 2005; however, he continued to receive annual compensation of $150,000 for his service as Chief Executive Officer and President under the terms of his expired agreement during 2006. In February 2007, The Company entered into a new employment agreement with Mr. Johnson as President and Chief Executive Officer. The new agreement provides, among other things, for an annual salary for 2007 of $240,000, as well as an award of 600,000 options exercisable for a term of five
(5) years at an exercise price of $0.71 per share (fair market value of the Company's stock as of the date of grant). The agreement also provides that, other than in connection with a change-in-control, if Mr. Johnson's employment is terminated by us other than for death, disability, conviction of a felony or nonperformance of duties, he will be paid the balance of his contract. The employment agreement also provide for participation in benefit plans we offer to our employees, and a car allowance of $1,000 per month.

Mr. Schwartz, the Company's Chief Financial Officer receives total compensation of $120,000 on an annual basis plus benefit plans we offer to our employees. Mr. Schwartz continues to receive compensation in his capacity as CFO in accordance with the terms of his prior agreements with the Company and its subsidiary.

Mr. Kolaric, the Company's former Chief operating Officer's agreements with the Company terminated effective as of October 5, 2006. During 2006 he received total compensation that would be $120,000 on an annual basis, plus benefit plans we offered to our employees.



OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows certain information regarding the outstanding equity awards held by the Named Executives at the end of 2006. No new stock awards or stock options were granted to the named executive officers in 2006; however in April 2006 the Company extended the exercise term for 250,000 options previously granted to Messrs Johnson and Schwartz for 3 additional years.

                        Number of
                        Securities
                        Underlying            Option
                       Unexercised           Exercise               Option
                       Options (#)             Price              Expiration
        NAME           Exercisable              ($)                  Date
--------------------- --------------------------------------------------------
David J. Johnson          250,000              $0.50                5/1/2009
                          600,000*             $0.50               8/11/2009
                          150,000              $0.27                8/6/2009
                          200,000              $1.00              12/30/2010

Joey Schwartz             250,000              $0.50                5/1/2009
                          150,000              $0.50               12/1/2009
                          200,000              $1.00              12/30/2010

Stan Kolaric              150,000              $0.50               7/31/2008
                          200,000              $1.00               7/31/2008

* The 600,000 options are not part of a Stock Option Plan; however these options are currently registered under the company's SB-2 registration statement (SEC File No 333-129579).


THE 2002 STOCK OPTION PLAN

On June 23, 2005, the Company, with shareholder approval, amended its 2002 Stock Option Plan, to increase the underlying shares of common stock available under the plan to 5,000,000 shares. The 2002 Stock Option Plan is the successor plan to the 2000 Nonqualified Stock Option Plan. All stock options outstanding under the 2000 Nonqualified Stock Option Plan remain in effect according to there terms and conditions (including vesting requirements). Under the Company's 2002 Stock Option Plan, the compensation committee may grant equity incentive awards to directors, officers, employees and service providers of the Company, in the form of incentive stock options, non-qualified stock options, and other performance-related or non-restricted stock awards. The selection of participants in the 2002 Plan, the determination of the award vehicles to be utilized and the number of stock options or shares subject to an award are determined by the compensation committee, in its sole discretion, within the approved allocation of shares. The committee shall determine any service requirements and/or performance requirements pertaining to any stock awards under the 2002 Plan. The Plan permits the Company to provide its employees with incentive compensation opportunities which are motivational and which afford the most favorable tax and accounting treatments to the Company. The exercise price of any option granted under the 2002 Plan shall not be less than the fair market value of the common stock of the Company on the date of grant.

COMPENSATION OF NON-MANAGEMENT DIRECTORS

During 2006 the Company did not compensate its directors for their attendance at individual meetings of the Board of Directors, however, non-management directors were reimbursed for verifiable expenses incurred during the course of service to the board and/or Company provided said expenses were approved by the Company. In 2006 the Company instituted monthly compensation for outside directors of $2,500.


                          Fees earned       Option
Name of Outside               or          Awards (1)
Director                 Paid in cash        ($)            Total
------------------------ -------------- --------------- --------------
Nitin M. Amersey             $30,000        $1,000          $31,000
Michael Albanese             $22,500         $0.00          $22,500
Bengt G. Odner               $30,000        $1,000          $31,000


1. Represents the cost of the compensation expense recorded by the company in accordance with FAS123R.



The following table shows certain information regarding the outstanding equity awards held by the outside Directors at the end of 2006. No stock awards or stock options were granted to the outside Directors in 2006.


                                            Option
                           Number of       Exercise        Option
                          Options (#)       Price         Expiration
     NAME                 Outstanding        ($)             Date
------------------------ -------------- --------------- --------------
Nitin M. Amersey             150,000 *      $0.50          8/11/2009
                              50,000        $0.27           8/6/2013
                             150,000        $1.00         12/30/2010

Bengt G. Odner               850,000 *      $0.50          8/11/2009
                              50,000        $0.27           8/6/2013
                             150,000        $1.00         12/30/2010



* These options are not part of a Stock Option Plan; however these options are currently registered under the company's SB-2 registration statement (SEC File No 333-129579).

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, to the best knowledge of the Company, as of April 17, 2007, certain information with respect to (1) beneficial owners of more than five percent (5%) of the outstanding common stock of the Company, (2) beneficial ownership of shares of the Company's common stock by each director and named executive, (3) beneficial ownership of shares of common stock of the Company by all directors and officers as a group.

Unless otherwise noted, all shares are beneficially owned and the sole voting and investment power is held by the persons/entities indicated.

Based upon the aggregate of all shares of common stock issued and outstanding as of April 17, 2007 in addition to shares issuable upon exercise of options or warrants currently exercisable or becoming exercisable within 60 days and which are held by the individuals named on the table.



                                         TOTAL
  NAME AND ADRESS                     BENEFICIAL                   PERCENT OF
OF BENEFICIAL OWNER                  OWNERSHIP (1)                    CLASS
--------------------------------------------------------------------------------

Nitin M. Amersey, Chairman               805,000  (2)                  1.33%
c/o 335 Connie Crescent
Concord, ON L4K 5R2

David Johnson,                         1,900,000  (3)                  3.07%
Chief Executive Officer,
President and Director
c/o 335 Connie Crescent
Concord, ON L4K 5R2

Bengt Odner, Director                  9,885,499  (4)                 15.35%
c/o 335 Connie Crescent
Concord, ON L4K 5R2

Joey Schwartz,                           710,000  (5)                  1.17%
Chief Financial Officer and
Director
c/o 335 Connie Crescent
Concord, ON L4K 5R2

Albanese, Michael, Director              450,000  (6)                  0.75%
c/o 335 Connie Crescent
Concord, ON L4K 5R2

Dunlap, John III, Director               300,000  (7)                  0.50%
c/o 335 Connie Crescent
Concord, ON L4K 5R2

                                         TOTAL
  NAME AND ADRESS                     BENEFICIAL                   PERCENT OF
OF BENEFICIAL OWNER                  OWNERSHIP (1)                    CLASS
--------------------------------------------------------------------------------

Black Family 1997 Trust                6,741,240  (8)                 10.38%
c/o 1301 Avenue of the Americas
New York, NY 10019

Leon D. Black                          8,351,587  (9)                 12.62%
c/o 1301 Avenue of the Americas
New York, NY 10019

Leon D. Black Trust UAD                  851,470 (10)                  1.42%
11/30/92 FBO Alexander Black
c/o 1301 Avenue of the Americas
New York, NY 10019

Leon D. Black Trust UAD                  851,470 (11)                  1.42%
11/30/92 FBO Benjamin Black
c/o 1301 Avenue of the Americas
New York, NY 10019

Leon D. Black Trust UAD                  851,470 (12)                  1.42%
11/30/92 FBO Joshua Black
c/o 1301 Avenue of the Americas
New York, NY 10019

Leon D. Black Trust UAD                  851,470 (13)                  1.42%
11/30/92 FBO Victoria Black
c/o 1301 Avenue of the Americas
New York, NY 10019

Louis E. Edmondson                     7,326,668 (14)                 12.02%

Robert C. Fanch                        6,756,516 (15)                 10.70%

All current directors and             14,050,499                      20.54%
executive officers as a group
(Six persons)


(1) On the basis of 59,943,240 shares of common stock outstanding, plus, in the case of any person deemed to own shares of common stock as a result of owning options, warrants, or rights to purchase common stock exercisable within 60 days of April 17, 2007.

(2) Includes 155,000 shares of Common Stock and includes options to purchase 50,000 shares of common stock at $0.27 per share expiring August 6, 2013, options to purchase 150,000 shares of common stock at $0.50 per share expiring August 11, 2009, options to purchase 150,000 shares of common stock at $1.00 per share expiring December 30, 2010, and options to purchase 300,000 shares of common stock at $0.71 per share expiring February 16, 2012.

(3) Includes 250,000 options exercisable at $0.50, which expire May 1, 2009, options to purchase 150,000 shares of common stock at $0.27 per share expiring August 6, 2013, includes options to purchase 600,000 shares of common stock at $0.50 per share expiring August 11, 2009, includes options to purchase 200,000 shares of common stock at $1.00 per share expiring December 30, 2010 and options to purchase 700,000 shares of common stock at $0.71 per share expiring February 16, 2012

(4) Mr. Bengt George Odner is a director of Environmental Solutions Worldwide, Inc. as well as AB Odnia and the beneficiary of a trust that controls Ledelle Holdings Limited. Includes 2,175,794 shares of common stock, 2,500,000 shares of common stock underlying a convertible debenture and 625,000 shares of common stock underlying warrants directly beneficially owned by AB Odnia. Also includes 1,000,000 shares of common stock directly owned by Ledelle Holdings Limited, a corporation organized under the Laws of Cyprus. Further includes: (i) 2,234,705 shares of common stock and (ii) 1,350,000 shares of common stock underlying options.

(5) Includes 10,000 shares of Common Stock and includes 250,000 options exercisable at $0.50, which expire May 1, 2009, options to purchase 150,000 shares of common stock at $0.50 per share expiring December 1, 2009, includes options to purchase 200,000 shares of common stock at $1.00 per share expiring December 30, 2010 and options to purchase 100,000 shares of common stock at $0.71 per share expiring February 16, 2012.

(6) Includes 450,000 options to purchase 450,000 shares of common stock at $0.71 per share expiring February 16, 2012.

(7) Includes 300,000 options to purchase 300,000 shares of common stock at $0.71 per share expiring February 16, 2012.

(8) Includes shares and warrants owned by Leon D. Black, Leon D. Black Trust UAD 11/30/92 FBO Alexander Black, Leon D. Black Trust UAD 11/30/92 FBO Benjamin Black, Leon D. Black Trust UAD 11/30/92 FBO Joshua Black and Leon D. Black Trust UAD 11/30/92 FBO Victoria Black for which beneficial ownership is disclaimed.

(9) Includes shares and warrants owned by Black Family 1997 Trust, Leon D.
Black Trust UAD 11/30/92 FBO Alexander Black, Leon D. Black Trust UAD 11/30/92 FBO Benjamin Black, Leon D. Black Trust UAD 11/30/92 FBO Joshua Black and Leon
D. Black Trust UAD 11/30/92 FBO Victoria Black which the beneficial ownership is disclaimed.

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

(14) Includes (i) 2,404,298 shares of Common Stock, 30,000 shares of Common Stock issuable upon the exercise of warrants and 120,000 shares of Common Stock issuable upon conversion of convertible debentures beneficially owned by Louis
E. Edmondson. (ii) 1,176,470 shares of Common Stock, 850,000 shares of Common Stock issuable upon the exercise of warrants beneficially owned by Louis E. Edmondson, Trust Dated July 26th, 2000 and (iii) includes 2,745,900 shares of Common Stock beneficially owned by Pinnacle Services Group Inc.

(15) Includes (i) 750,000 shares of Common Stock beneficially owned by Robert C. Fanch., (ii) 2,826,516 shares of Common Stock directly beneficially owned by Robert C. Fanch Revocable Trust ("Trust"), a trust of which Robert C. Fanch is the trustee and beneficiary, (iii) 1,180,000 shares of Common Stock issuable upon the exercise of warrants directly beneficially owned by Trust and(iv) 2,000,000 shares of Common Stock issuable upon conversion of convertible debentures directly beneficially owned by the Trust.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On June 27, 2006, September 1, 2006 and November 13, 2006 Ledelle Holdings Limited a company controlled by a trust of which Bengt George Odner, a director and shareholder of the Company is the beneficiary loaned the Company $1,200,000, $1,000,000 and $500,000 on the respective dates pursuant to the following terms.

On November 13, 2006 the Company issued a $0.5 million unsecured subordinated promissory note to Ledelle. The note bears interest at 9% per annum. Principal and interest was due on December 31, 2006. Within the applicable grace period per the terms of the Note, the note was paid in full on January 9, 2007.

On September 1, 2006 the Company issued a $1 million unsecured subordinated promissory note and on June 27, 2006 the Company issued a $1.2 million unsecured subordinated promissory note. The notes bear interest at 9% per annum. The holder of the notes has the option to receive payment of principal and all accrued interest in the form of restricted shares of the Company's common stock, par value ($0.001) with cost free piggyback registration rights. Under this repayment option, interest will be calculated at 12% per annum. Effective February 9, 2007, the above two unsecured subordinated promissory notes in the principal amount of $1.2 million and $1.0 million and accrued interest were consolidated into one unsecured subordinated demand note with principal amount of $2,308,147. In accordance with the terms of the Consolidated Note, same will be due and payable to Holder upon demand. As with the original Promissory Notes, the Consolidated Note will continue to bear interest at a rate of 9% per annum if principal and interest are paid by the Company in cash, or if principal and interest are paid in shares of restricted common stock of the Company, the Consolidated Note will bear interest at a rate of 12% per annum. The Company may prepay the Consolidated Note without penalty at any time.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned; thereunto duly authorized this 26th day of April 2007 in the city of Concord, Province of Ontario.

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

SIGNATURES                              TITLE                       DATE


/S/ NITIN M. AMERSEY           CHAIRMAN AND DIRECTOR           APRIL 26, 2007
----------------------------
NITIN M. AMERSEY


/S/ DAVID J. JOHNSON           PRESIDENT, CHIEF                APRIL 26, 2007
---------------------------    EXECUTIVE OFFICER,
DAVID J. JOHNSON               AND DIRECTOR


/S/ JOEY SCHWARTZ              CHIEF FINANCIAL OFFICER         APRIL 26, 2007
----------------------------   AND DIRECTOR
JOEY SCHWARTZ


/S/ BENGT G. ODNER             DIRECTOR                        APRIL 26, 2007
----------------------------
BENGT G. ODNER


/S/ MICHAEL F. ALBANESE        DIRECTOR                        APRIL 26, 2007
----------------------------
MICHAEL F. ALBANESE


/S/ JOHN DUNLAP III            DIRECTOR                        APRIL 26, 2007
----------------------------
JOHN DUNLAP III

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

4.6 Form of Specimen of Common Stock Certificate. (Originally filed as exhibit 4.1)

10.1 Form of Agreement dated January 29, 1999 by and between the shareholders of BBL Technologies, Inc. and the Company. (1)

10.2 Form of Consulting Agreement dated March 31, 1999 by and between May Davis Group and the Company. (1)

10.3 Form of Commission Agreement dated March 31, 1999 by and between May Davis Group and the Company. (1)

10.4 Form of Option Agreement dated June 21, 1999, between David Coates o/a Fifth Business and the Company. (1)

10.5 Form of Option Agreement dated June 21 1999 between Zoya Financial Corp.and the Company. (1)

10.6      Form of Consulting Agreement with Bruno Liber dated January 29,
          2000.(2)

10.7 Form of Office Offer to Lease for Environmental Solutions Worldwide Inc. dated October 6, 1999. (2)

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

10.11 Form of Employment Agreement between David J. Johnson and the Company dated as of September 10, 2003. (6)

10.12     Form of Subscription Agreement for 2001 Common Stock Placement. (7)

10.13 Form of Subscription Agreement for 2002 Unit Private Placement and related representation letters. (7)

10.14 Form of unsecured subordinated promissory note issued by the Company to AB Odinia, dated August 27,2004.(Originally filed as exhibit 10.1)
          (8)

10.15 Form of Securities Subscription Agreement between the Company and Investor for the purchase of 4% Convertible Debentures and three
          (3)year warrant exercisable at $1.00 per share dated September, 2004.(Originally filed as exhibit 10.1) (9)

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

10.22 Form of $1.2 Million Unsecured Subordinated Promissory Note dated June 30, 2006. (16)

10.23 Form of $1 Million Unsecured Subordinated Promissory Note dated September 7, 2006. (17)

10.24 Form of Separation Agreement and Release of Claims by and between the Company and Stan Kolaric dated October 12, 2006. (20)

10.25 Form of $500,000 Unsecured Subordinated Promissory Note dated November 17, 2006. (18)

10.26 Form of Contract for Investor Relations Service by and between the Company and Delta 2005 AG dated December 12, 2006. (20)

10.27 Form of Consolidated $2.3 Million Unsecured Subordinated Demand Promissory Note dated February 9, 2007. (20)

10.28 Form of $500,000 Unsecured Subordinated Demand Promissory Note by and between the Company and Mr. Bengt Odner, dated February 15, 2007. (20)

10.29 Form of Employment Agreement between David J. Johnson and the Company dated as of January 1, 2007. (20)

10.30 Form of Assignment by Inventor by and between the Company and David Johnson dated February 16, 2007. (20)

10.31 Form of Consolidated 1.002 Million Note by and between the company and Mr. Bengt Odner dated March 13, 2007. (20)

10.32 Form of $2.5 Million Financing Loan Agreement by and between ESW Canada Inc and Royal Bank of Canada dated March 5, 2007 (20)

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

(16) Incorporated herein by reference from the Registrants Form 8-K filed with the Securities and Exchange Commission on June 30, 2006.

(17) Incorporated herein by reference from the Registrants Form 8-K filed with the Securities and Exchange Commission on September 7, 2006.

(18) Incorporated herein by reference from the Registrants Form 8-K filed with the Securities and Exchange Commission on November 17, 2006.

(19) Incorporated herein by reference from the Registrants Form 8-K filed with the Securities and Exchange Commission on February 14, 2007.

(20) Incorporated herein by reference from the Registrants Form 10-KSB with the Securities and Exchange Commission on March 30, 2007.


* Confidential treatment requested for a portion of this exhibit ** Previously filed with Form SB-2.