Form 10QSB
period 2007-03-31
ENVIRONMENTAL SOLUTIONS WORLDWIDE INC
filed 2007-05-15
CIK 1082278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

                        [x] Quarterly report pursuant to
                                  Section 13 or
                             15(d) of the Securities
                          Exchange Act of 1934 for the
                    quarterly period ended - March 31, 2007.

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

The issuer had 59,949,962 shares of common stock, par value $0.001 outstanding as of May 2, 2007.

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.

                                   FORM 10-QSB

                                      INDEX

                      PART I FINANCIAL INFORMATION
PAGE NO.

ITEM 1  Financial Statements (unaudited)
        Consolidated Condensed Balance Sheet as of March 31, 2007             F2

        Consolidated Condensed Statements of Operations for the               F3
          Three Months Ended March 31, 2007 and 2006

         Consolidated Condensed Statement of Changes in Stockholders'         F4
                Equity for the Three Months Ended March 31, 2007

           Consolidated Condensed Statements of Cash Flows for the            F5
                   Three Months Ended March 31, 2007 and 2006

          Notes to Consolidated Condensed Financial Statements          F6 - F19

ITEM 2    Management's Discussion and Analysis of Operations                   2

ITEM 3    Controls and Procedures                                             15

PART II OTHER INFORMATION

ITEM 6 Exhibits                                                               16



                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                 MARCH 31, 2007
                                   (UNAUDITED)


ASSETS

Current assets
        Cash and cash equivalents (Note 5)                         $  1,747,590
        Accounts receivable (Note 2)                                  2,044,506
        Inventory (Note 6)                                            1,325,894
        Prepaid expenses and sundry assets                              149,379
                                                                   ------------

               Total current assets                                   5,267,369

Property, plant and equipment under construction (Note 7)               149,296

Property, plant and equipment, net of accumulated
        depreciation of $ 1,654,110 (Note 7)                          4,439,745

Patents and trademarks, net of accumulated
        amortization of $1,315,795                                      797,808
                                                                   ------------

                                                                   $ 10,654,218
                                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
        Bank loan (Note 8)                                         $    692,881
        Accounts payable and accrued liabilities                        758,011
        Notes payable (Note 9)                                        3,310,737
        Redeemable Class A special shares (Note 10)                     453,900
        Convertible debentures  (Note 11)                             6,020,197
        Current portion of capital lease obligation (Note 16)             3,476
                                                                   ------------

               Total current liabilities                             11,239,202

Long Term Liabilities
        Capital lease obligation (Note 16)                               11,253

               Total liabilities                                     11,250,455
                                                                   ------------

Stockholders' Deficit (Note 13)
        Common stock, $0.001 par value, 125,000,000
               shares authorized; 59,903,240 shares
               issued and outstanding                                    59,902
        Additional paid-in capital                                   19,060,331
        Accumulated deficit                                         (19,716,470)
                                                                   ------------

               Total stockholders' deficit                             (596,237)
                                                                   ------------

                                                                   $ 10,654,218
                                                                   ============


The accompanying notes are an integral part of these financial statements


                                       F2


                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS PERIOD ENDED MARCH 31,
                                   (UNAUDITED)



                                                              2007            2006
                                                          ------------    ------------
Revenue
        Net sales                                         $  3,326,845    $    235,143

Cost of sales                                                1,353,997         346,819
                                                          ------------    ------------

Gross profit                                                 1,972,848        (111,676)
                                                          ------------    ------------

Operating expenses
        Marketing, office and general costs                    932,969         919,654
        Research and development costs                         122,506          71,495
        Officers' compensation and directors fees              126,905         117,222
        Consulting and professional fees                        22,237          23,843
        Interest on long term debt                              61,000          61,000
        Interest on notes                                       59,787            --
        Foreign exchange loss / (gain)                          (2,210)          2,999
        Depreciation and amortization                          262,740          83,791
        Stock based compensation (Note 14)                     776,271               0
                                                          ------------    ------------

                                                             2,362,205       1,280,004
                                                          ------------    ------------

Loss before interest income                                   (389,357)     (1,391,680)

Interest Income                                                  4,442          19,469
                                                          ------------    ------------

Net (Loss)                                                $   (384,915)   $ (1,372,211)
                                                          ============    ============


(Loss) per share                                          $      (0.01)   $      (0.02)
                                                          ============    ============


Weighted average number of shares outstanding               58,941,393      57,537,083
                                                          ============    ============










   The accompanying notes are an integral part of these financial statements



                                       F3


                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
 CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                FOR THE THREE MONTHS PERIOD ENDED MARCH 31, 2007



                                                      Common Stock           Additional      Accumulated
                                                  Shares         Amount    Paid-In Capital     Deficit          Total

January 1, 2007                                  59,753,240   $     59,752   $ 18,243,710   $(19,331,555)   $ (1,028,093)

Net loss                                               --             --             --         (384,915)       (384,915)

Common stock issued from exercise of options        150,000            150         40,350           --            40,500

Stock based compensation                               --             --          776,271           --           776,271

                                               ------------   ------------   ------------   ------------    ------------

March 31, 2007                                   59,903,240   $     59,902   $ 19,060,331   $(19,716,470)   $   (596,237)

                                               ============   ============   ============   ============    ============


         See accompanying notes to the consolidated financial statements


                                       F4




                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS PERIOD ENDED MARCH 31,


                                                                                  2007           2006
                                                                              -----------    -----------

Net earnings / (loss)                                                         $  (384,915)   $(1,372,211)

Adjustments to reconcile net loss to net cash used in operating activities:
               Depreciation                                                       245,754        128,130
               Amortization                                                        52,876         52,731
               Provision (Recovery) for uncollectible accounts                       --           (2,343)
            Interest on debentures                                                 61,000         61,000
            Interest on notes                                                      59,787           --
               Amortization of debenture warrant fair value                        44,000         44,000
            Stock Based Compensation                                              776,271           --
Increase (decrease) in cash flows from operating activities resulting from changes in:
               Accounts receivable                                             (1,615,006)       213,389
            Insurance proceeds recoverable                                           --           (1,802)
               Inventory                                                          380,352       (160,757)
               Prepaid expenses                                                     5,030         (2,505)
               Accounts payable and accrued liabilities                          (434,827)      (259,900)
                                                                              -----------    -----------

Net cash used in operating activities                                            (809,678)    (1,300,268)
                                                                              -----------    -----------

Investing activities:
            Property, plant and equipment under construction                      (43,246)          --
               Acquisition of property, plant and equipment, net                 (134,266)      (758,032)
               Increase in patents and trademarks                                  (1,900)          (639)
                                                                              -----------    -----------

Net cash used in investing activities                                            (179,412)      (758,671)
                                                                              -----------    -----------

Financing activities:
               Bank loan                                                          692,881
               Notes payable                                                      610,737           --
               Issuance of common stock, net                                       40,500         70,250
               Capital lease obligation                                              (732)          (893)
                                                                              -----------    -----------


Net cash provided by financing activities                                       1,343,386         69,357
                                                                              -----------    -----------

Net increase (decrease) in cash                                                   354,296     (1,989,582)

Cash and cash equivalents, beginning of year                                    1,393,294      3,083,373
                                                                              -----------    -----------


Cash and cash equivalents, end of period                                      $ 1,747,590    $ 1,093,791
                                                                              ===========    ===========


Supplemental disclosures:
Interest received                                                             $     4,442    $    19,469
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

The accompanying consolidated condensed financial statements have been prepared without audit in conformity with generally accepted accounting principles, which contemplate continuation of the company as a going concern. The Company, however, has sustained continuing operating losses and presently lacks a sufficient source of commercial income, which creates uncertainty about the Company's ability to continue as a going concern. The Company's ability to continue operations as a going concern and to realize its assets and to discharge its liabilities is dependent upon obtaining additional financing sufficient for continued operations as well as the achievement and maintenance of a profitable level of operations. Management believes the current business plan if successfully implemented may provide an opportunity for the Company to achieve profitable operations and allow it to continue as a going concern.

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

These statements have not been audited and should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Forms 10-KSB and 10-KSB/A, as filed with the Securities and Exchange Commission for the year ended December 31, 2006. The methods and policies set forth in the year-end audited consolidated financial statements are followed in these interim consolidated financial statements.

All adjustments considered necessary for fair presentation and of a normal recurring nature have been included in these interim consolidated financial statements. Revenues and operating results for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.


                                       F6

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

Accounts Receivable and Concentrations of Credit Risk: The Company performs on-going credit evaluations of its customer's financial condition and generally does not require collateral from those customers. Three customers accounted for 93.0%, 3.0% and 1.2% of the Company's revenue for the three months ended March 31, 2007. Three customers accounted for 93.0%, 2.5% and 1.8% of the Company's accounts receivable as at March 31, 2007.



ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is estimated and recorded based on management's assessment of the credit history with the customer and current relationships with them. On this basis management has determined that a reserve of nil was appropriate as at March 31, 2007 and that a $25,071 allowance for doubtful accounts was required as at March 31, 2006.

PROPERTY, PLANT AND EQUIPMENT UNDER CONSTRUCTION
The Company capitalizes at cost, customized equipment built to be used in the future day to day operations. Once complete and available for use, the cost for accounting purposes is transferred to property, plant and equipment, where normal depreciation rules apply.


                                       F7

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

Patents and trademarks are being amortized on a straight-line basis over their estimated life of ten years. Amortization expense for the year ended March 31, 2007 and 2006 were $52,876 and $52,731 respectively.

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

The Company also derives revenue (less than 0.8% of total revenue) from providing air testing and environmental certification services. Revenues from these services are recognized upon performance.

RESEARCH AND DEVELOPMENT

The Company is engaged in research and development work. Research and development costs, other than for the acquisition of capital assets, are charged as operating expense of the Company as incurred. For the three month period ended March 31, 2007 and 2006 the Company expensed $122,506 and $71,495 respectively towards research and development costs.


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


                                       F8

NOTE 4 - RECENTLY ISSUED ACCOUNTING STANDARDS

Financial Accounting Standards Board Interpretation No. 48 ("FIN 48"), "Accounting FOR UNCERTAINTY IN INCOME TAXES -- AN INTERPRETATION OF FASB STATEMENT NO. 109", specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim-period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result is effective in the first quarter of calendar 2007. We adopted FIN No. 48 as of January 1, 2007, and the Company does not anticipate that total unrecognized tax benefits will change significantly within 12 months of the date of adoption.

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115," (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). SFAS 159 becomes effective for the Company on January 1, 2008. The Company is currently evaluating the potential impact of SFAS 159 on the financial statements.


NOTE 5 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase.

NOTE 6 - INVENTORY

Inventory as at March 31, 2007 are summarized as follows:

                     Raw materials         $   793,734
                     Work-In-Process           209,166
                     Finished goods            322,994
                                            ----------
                                            $1,325,894
                                            ==========

Included in Finished goods Inventory is $306,007 of Generators acquired for resale.

                                       F9

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at March 31, 2007 consists of the following:

                                                                   2007
                                                               -----------
                        Plant, machinery and equipment         $ 4,591,748
                        Office equipment                           186,106
                        Furniture and fixtures                     403,362
                        Vehicles                                    12,014
                        Leasehold improvements                     900,625
                                                               -----------
                                                                 6,093,855
                        Less: accumulated depreciation          (1,654,110)
                                                               -----------

                                                               $ 4,439,745
                                                               ===========


As at March 31, 2007, the Company had $149,296 of customized equipment under construction.

The office equipment above includes $14,729 in assets under capital lease with a corresponding accumulated depreciation of $4,979 at the period ended March 31, 2007.


NOTE 8 - BANK LOAN PAYABLE


Effective March 20, 2007 the Company's subsidiary, ESW Canada Inc. entered into a revolving credit agreement ("Revolving Credit Agreement") with a Canadian banking institution to provide for up to $2.5 million in secured revolving loans. The Company's revolving credit agreement allows for available borrowings of up to $2.5 million, to cover direct costs such as material and labour for specific sales orders. The facility has been guaranteed to the bank under Export Development Canada's (EDC) pre shipment financing program. Borrowings under the revolving credit agreement bear interest at 1 1/2 percent above the institution's prime rate. Repayments of the loan are required no later than one year from the date of the advancement of the loan. Obligations under the revolving credit agreement are collateralized by a first-priority lien on the assets of the Company and its subsidiary ESW Canada Inc. including, accounts receivable, inventory, equipment and other tangible and intangible property, including the capital stock of all direct subsidiaries.

NOTE 9 - NOTES PAYABLE

On January 9, 2007, the Company satisfied the subordinated promissory note it had previously issued on November 13, 2006 in the principal amount of $500,000 by paying the Holder the sum of $506,780 in cash, representing the $500,000 principal and $6,780 interest.

                                      F10

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


                                      F11

NOTE 10 - REDEEMABLE CLASS A SPECIAL SHARES

         700,000 Class A special shares      $ 453,900 (based on the historical
         Authorized, issued, and             exchange rate at the time of
         outstanding.                        issuance.)


The Class A special shares are issued by the Company's wholly-owned subsidiary BBL Technologies, Inc. ("BBL") without par value, and are redeemable on demand by the Holder of the shares which is a private Ontario Corporation at $700,000 CDN (which translates to $606,271 USD at March 31, 2007). As the Class A special shares were issued by the Company's wholly-owned subsidiary BBL, the maximum value upon which the Company is liable is the net book value of BBL. As at March 31, 2007 BBL has an accumulated deficit of $ 1,195,507 USD ($1,848,124 CDN as at March 31, 2007) and therefore, the holder would be unable to redeem the Class A special shares at their ascribed value.


NOTE 11 - CONVERTIBLE DEBENTURES

In September 2004, the Company issued $6,100,000 of convertible debentures in which the basis of conversion into the Company's common stock is $0.50 per share. In conjunction with the debentures, the Company issued warrants to purchase an additional 3.05 million shares of common stock at $1.00 per share. The debentures are for a term of three (3) years and earn interest at the rate of 4%, the principal is due at the end of three years from the date of issuance. The Company has computed the fair-value of the warrants utilizing the Black-Scholes method and apportioned the fair value of the debt and warrants accordingly. As a result, the debentures were discounted by $528,000, which is being amortized over the three (3) year life of the debentures. The effective yield on the debentures is 4.38%. The warrant agreements provide that should the company at any time after the date the warrants are first issued sell additional shares of common stock or equivalents below the then current exercise price, then the Company is required to reduce the current exercise price of the warrant to the price of the new issuance (See Note 12). At the Company's option, the interest on the debentures can be paid in cash or in shares of common stock. The Company elected to issue shares of our common stock as payment of interest earned on our 4% convertible debentures issued in September 2004. Therefore a total of 387,302 and 348,571 shares of common stock were issued to 10 debenture holders for the $244,000 of accrued interest through September 13, 2006 and 2005 respectively. As of March 31, 2007, interest in the amount of $133,364 has accrued in accounts payable and accrued liabilities.

                                      F12

AMORTIZATION OF THE DISCOUNT:

               Face value of convertible debenture            6,100,000
               Less: Discounted                                (528,000)
                                                            -----------
               Book value upon issuance                     $ 5,572,000
               Amortization of the discount 2004                 52,197
                                                            -----------
               December 31, 2004                            $ 5,624,197
               Amortization of the discount 2005                176,000
                                                            -----------
               December 31, 2005                            $ 5,800,197
               Amortization of the discount 2006                176,000
                                                            -----------
               December 31, 2006                             $5,976,197
               Amortization of the discount for the
               three months ended March 31, 2007                 44,000
                                                            -----------
                                                            $ 6,020,197
                                                            ===========




                                      F13

NOTE 12 - INCOME TAXES

As at March 31, 2007, there are loss carryforwards for Federal income tax purposes of approximately $15,601,729 available to offset future taxable income in the United States. The carryforwards expire in various years through 2024. The Company does not expect to incur a Federal income tax liability in the foreseeable future. Accordingly, a valuation allowance for the full amount of the related deferred tax asset of approximately $5,460,605 has been established until realizations of the tax benefit from the loss carryforwards are assured.

Additionally, as at March 31, 2007, the Company's two wholly owned Canadian subsidiaries had loss carryforwards of approximately $2,420,219 that may be used, in future periods, to offset taxable income. The carryforwards expire in various years through 2027. The deferred tax asset of approximately $873,699 has been fully offset by a valuation allowance until realization of the tax benefit from the loss carryforwards are assured.



                                             For the period ended March 31, 2007

       Statutory tax rate:

               U.S                                                         35.0%
               Foreign                                                     36.1%

       Loss (income) before income taxes:

               U.S                                                  $ 1,806,930
               Foreign                                               (1,422,015)
                                                                    -----------
                                                                    $   384,915
                                                                    -----------
       Expected income tax recovery                                 $  (119,078)

       Differences in income taxes resulting from:

               Depreciation (Foreign operations)                         17,804
                                                                    -----------
                                                                    $  (101,274)
       Benefit of losses not recognized                                 101,274
                                                                    -----------
       Income tax provision (recovery) per financial statements     $         0
                                                                    -----------


                                      F14

Deferred income tax assets and liabilities consist of the following temporary difference:

                                                          As at March 31, 2007

 Assets
            Capital Assets - Tax Basis (Foreign operations only)    $ 1,693,916
            Capital Assets - Book Value (Foreign operations only)    (1,850,450)
                                                                    -----------
            Net Capital Assets                                      $  (156,534)
            Tax loss carry forwards                                  18,021,948
                                                                    -----------
 Net temporary differences (foreign operations only)                $17,865,414
            Valuation Allowance                                     (17,865,414)
                                                                    -----------
            Carrying Value                                          $         0
                                                                    ===========


NOTE 13 - ISSUANCE OF COMMON STOCK

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


                                      F15

NOTE 14 - STOCK OPTIONS AND WARRANT GRANTS

On February 13, 2007 the board of directors granted the aggregate award of 2,450,000 stock options to eight employees, two executive officer/directors and four outside directors. The options have immediate vesting with an exercise price of $0.71 per share (fair-market value at the date of grant) with exercise periods ranging from three and five years from the date of award.

A total of $776,270 and Nil for stock based compensation has been recorded as at March 31, 2007 and 2006 respectively. The 2,450,000 options were issued to four directors, two director/officer and eight employees. The Company used the simplified method for computing the expected term of the option.

Potential common shares of 7,546,667 related to ESW's outstanding and exercisable stock options and potential common shares of 6,322,500 related to ESW's outstanding and exercisable Warrants and potential common shares of 12,200,000 related to ESW's 4 percent Convertible debentures were excluded from the computation of diluted earnings/(loss) per share for the period ended March 31, 2007 and 2006, as the effect of inclusion of these shares and the related interest expense would have been anti-dilutive.

A summary of option transactions, including those granted pursuant to the terms of certain employment and other agreements is as follows:

                                            STOCK              WEIGHTED
                                           PURCHASE             AVERAGE
                                           OPTIONS          EXERCISE PRICE
                                       ----------------    ----------------

      Outstanding, January 1, 2006         5,456,667             $0.59
      Expired                                (85,000)           ($0.60)
      Exercised                             (125,000)           ($0.25)
                                          ----------            ------
      Outstanding, December 31, 2006       5,246,667             $0.60
      Granted                              2,450,000             $0.71
      Expired                                   -                   -
      Exercised                             (150,000)           ($0.27)
                                          ----------            ------
      Outstanding, March 31, 2007          7,546,667             $0.64

At March 31, 2007, the outstanding options have a weighted average remaining life of 37 months.

The weighted average fair value of options granted during 2007 and 2006 was $0.71 and nil respectively and was estimated using the Black-Scholes option-pricing model, and the following assumptions:

                                              2007           2006
                                            --------       --------
                 Expected volatility          56-69%            81%
                 Risk-free interest Rate       5.00%          5.58%
                 Expected life             1.5 to 2.5 yrs       3.0 yrs
                 Dividend yield                0.00%          0.00%
                 Forfeiture rate               0.00%          0.00%


                                      F16

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

At March 31, 2007, the Company had outstanding options as follows:

                  NUMBER OF SHARES        EXERCISE PRICE      EXPIRATION DATE
                  ----------------        --------------      ---------------
                           250,000            0.27            August 6, 2013
                            50,000            0.45            April 20, 2009
                           500,000            0.50            May 1, 2009
                           550,000            0.50            August 11, 2007
                         1,750,000            0.50            August 11, 2009
                           300,000            0.50            December 1, 2009
                            35,000            0.50            January 6, 2008
                           666,667            0.66            September 10,2008
                           300,000            0.71            February 16, 2010
                         2,150,000            0.71            February 16, 2012
                           995,000            1.00            December 31, 2010
                   ---------------
                         7,546,667
                   ---------------


Warrants issued in connection with various private placements of equity securities, are treated as a cost of capital and no income statement recognition is required. A summary of warrant transactions is as follows:

                                                                    WEIGHTED
                                                     WARRANT        AVERAGE
                                                      SHARES     EXERCISE PRICE
                                                    ----------   --------------
           Outstanding, January 1, 2006              8,234,855      $   1.14
           Granted                                        --             --
           Exercised                                (1,912,355)     ($  0.25)
                                                     ----------      --------
           Outstanding, December 31, 2006            6,322,500      $   0.93
           Granted                                        --             --
           Exercised                                      --             --
                                                     ----------      --------
           Outstanding, March 31, 2007               6,322,500      $   0.93
                                                     ----------      --------


                                      F17

Outstanding warrants as of March 31, 2007:

          NUMBER OF WARRANT SHARES     EXERCISE PRICE       EXPIRATION DATE
          ------------------------     --------------       -----------------

               3,050,000                  0.85    (A)&(B)   September 13, 2007
               1,300,000                  0.90    (A)       April 21, 2008
                 200,000                  2.00              April 21, 2008
                 200,000                  3.00              April 21, 2008
               1,202,500                  0.90    (A)       July 5, 2008
                 185,000                  2.00              July 5, 2008
                 185,000                  3.00              July 5, 2008
               ---------
               6,322,500
               ---------


(A) Contain certain anti-dilution provisions.

(B) Originally exercisable at $1.00 per share and adjusted in April 2005.

On June 23, 2005, the company, with shareholder approval, amended its 2002 Stock Option Plan, to increase the underlying shares available under the plan to 5,000,000 shares of common stock.

NOTE 15 - RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2007 and 2006, the Company paid shareholders and their affiliates for salaries and reimbursement of business expenses. All transactions are recorded at the exchange amounts. No one transaction or combination thereof attributed to one individual or entity exceeding $120,000 on an annual basis.

On January 9, 2007, the Company satisfied the subordinated promissory note it had previously issued, on November 13, 2006, to a member of the Company's Board of Directors, in the principal amount of $500,000 by paying the Holder the sum of $506,780 in cash, representing the $500,000 principal and $6,780 interest.

Effective February 9, 2007 a company controlled by a trust of which a director and shareholder is the beneficiary consolidated two unsecured subordinated promissory notes in the principal amount of $1.2 million and $1.0 million and accrued interest into one unsecured subordinated demand note with principal amount of $2,308,147. Total interest accrued on the consolidated note for the period amounted to $28,456.(See Note 9).

On February 15, 2007 the Company issued a $500,000 unsecured subordinated demand promissory note to a member of the Company's Board of Directors. On March 7, 2007 the Company entered into an agreement whereby it borrowed an additional sum of $500,000 and consolidated this sum with the principal and accrued interest of the $500,000 unsecured demand promissory note previously issued on February 15, 2007. This Consolidated Note is in the principal amount of $1,002,589. Total interest accrued on the consolidated note for the period amounted to $5,933.(See Note 9).

                                      F18

NOTE 16 - COMMITMENTS AND CONTINGENCIES

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

The following breakdown is the total, of the minimum annual lease payments, for both leases.

                            2007        332,166
                            2008        448,345
                            2009        453,801
                            2010        151,488


CAPITAL LEASE OBLIGATION

The Company is committed to the following lease payments in connection with the acquisition of capital assets under capital leases:

                2007                                         3,326
                2008                                         4,436
                2009                                         4,436
                2010                                         3,326
                                                         ---------
                                                         $  15,524

                Less imputed interest at 7.902%               (795)
                                                         ---------
                Total obligation under capital lease        14,729

                Less current portion                        (3,476)
                                                         ---------
                Total long-term portion                  $  11,253
                                                         =========


The Company has incurred $401 interest expense on capital leases for the period.


NOTE 17 - COMPARATIVE FIGURES

Certain 2006 figures have been reclassified to conform to the financial statements presentation adopted in 2007.

NOTE 18 - SUBSEQUENT EVENTS

On April 18, 2007 the Company issued 6,722 shares of common stock for the payment of an account payable in the amount of $5,000 for legal fees. The expense was previously recorded as compensation expense in fiscal year 2005.

On April 12, 2007 the company received $20,0000 for the exercise of 40,000 options exercisable at $0.50 per share and issued 40,000 shares of common stock.

On April 05, 2007 the company repaid the $692,881 outstanding bank loan including interest it previously borrowed, on March 27, 2007. to its bank (See note 8)


                                      F19

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

The following discussion should be read in conjunction with our Financial Statements and Notes thereto included elsewhere in this Report.

This Form 10-QSB contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of our business. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release any modifications or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we caution investors that actual financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, us. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. This report should be read in conjunction with our Annual Report on Forms 10-KSB and 10-KSB/A (No. 1) for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

GENERAL

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

Our primary business objective is to capitalize on the growing global requirement of reducing emissions, by offering catalyst technology solutions to the market and build upon our military product lines to continue sales to the US and NATO countries. We have and continue to seek to develop relationships with OEM's of engines for both automotive and other markets. As part of our efforts to grow our business, as well as to achieve increased production and distribution efficiencies we have and continue to make capital investments in manufacturing capability to support our products as well as expensing money on research and development for new products to serve potential customers.

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

In March, 2007 we announced that the Company's wholly owned subsidiary ESW Canada Inc. (ESWC), received an order for its proprietary heat/infrared reduction and exhaust shielding system branded SCAT-IR-SHIELD(TM) valued at US $7.4 M. The 1000 units are scheduled for completion and delivery by the 3rd quarter of 2007. This innovative technology, designed by ESWC's engineering/design division, operates in combination with the Company's proprietary STLTH CAT(TM), a high performance catalyzed military muffler.

On May 7th, 2007 we announced that the Company re-established its verification status with the California Air Resource Board (CARB) for our proprietary Level II PARTICULATE Reactor(TM) catalyst device. This new Executive Order (EO) DE-04-011-02 allows the Company to market the current Particulate Reactor(TM) for on-road applications through to January 1, 2009.


On May 9, 2007 we announced that our wholly owned subsidiary ESW America (ESWA) has been awarded a $250,000.00 research grant for optimization of the Company's proprietary XTRM Cat(TM) Locomotive & Marine catalyst technology from the Texas Environmental Research Consortium (TERC) and the Houston Advanced Research Center (HARC). The grant awarded to ESWA is made possible by the New Technology Research and Development (NTRD) Program which was created in 2001 by the 77th Texas Legislature. The NTRD Program is funded by the State of Texas through the Texas Commission on Environmental Quality (TCEQ). NTRD grants are designed to expedite the commercialization of new and innovative emission reduction technologies that will improve the air quality of Texas.


Both our facilities are in full compliance with ISO 9001:2000. We currently hold a full registration certificate effective until March of 2010 for ESW America and January 2010 for ESW Canada.

In the first quarter of 2007 the company engaged the services of an IR firm in Germany for the purposes of increasing market and shareholder awareness of the company among European fund mangers. As well as of March 16, 2007 the Company's Common stock was listed on the Frankfurt exchange.

We have a substantial amount of indebtedness. As such, our ability to generate cash, both to fund operations and service our debt, is also a significant area of focus for our company. See "Liquidity and Capitol Resources" below for further discussion of cash flows.


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

VALUATION OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

We assess the impairment on long-lived assets and intangible assets annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

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

COMPARISON OF THREE MONTH PERIOD ENDED MARCH 31, 2007 TO THREE MONTH PERIOD ENDED MARCH 31, 2006

RESULTS OF OPERATIONS

The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Forms 10-KSB and 10-KSB/A (No. 1) for the year ended December 31, 2006.

On a cash basis the Company had net income of $854,773 which was derived from the net loss of $384,915 and adding back all the non-cash expenses, totalling $1,239,688, which includes depreciation, amortization, amortization of the fair value of the debenture warrant stock based compensation and others.

Revenues for the three month period ended March 31, 2007 increased by $3,091,702 or 1314.8 percent, to $3,326,845 from $235,143 for the three month period ended March 31, 2006. This quarter saw the largest sales generated as the Company began the transition to produce larger contracts and deliver on its Scat-R-shield and TempMax(TM) products.

Cost of sales as a percentage of revenues for the three month period ended March 31, 2007 was 40.7 percent compared to 147.5 percent for the three month period ended March 31, 2006. The gross margin for the three month period ended March 31, 2007 was 59.3 percent as compared to a gross margin of negative 47.5 percent for the three month period ended March 31, 2006. There are two primary reasons for the increase in gross margins. Firstly, larger contracts in the current period enabled us to produce more efficiently and with economies of scale over the prior year. And secondly, we were able to generate higher margins on product that are proprietary to us, by selling for higher prices.

Marketing, office and general expenses for the three month period ended March 31, 2007 increased by $13,315 or 1.4 percent, to $932,969 from $919,654 for the three month period ended March 31, 2006. The increase is primarily due to an increase in investor relations expense of $91,818 as the Company participated in an investor show as well as expenses related to Investor relations services and expenses related to the Company being listed on the Frankfurt exchange. Plant related expenses increased by $80,195 as we sold more products. This increase was offset by decreases in the following categories. Rent and facility costs of $36,854, sales and marketing costs of $67,035, administration salaries and wages of $37,246 and general cost of $17,563. As a percentage of revenue, marketing, office and general expenses decreased to 28.0 percent for the three month period ended March 31, 2007 compared to 391.1 percent for the three month period ended March 31, 2006.

We experienced an increase in research and development costs. For the three month period ended March 31, 2007 research and development costs increased by $51,011 or 71.3 percent to $122,506 from $71,495 for the three month period ended March 31, 2006. As a percentage of revenue R & D expense decreased to 3.7% for the three month period ended March 31, 2007 compared to 30.4% for the three month period ended March 31, 2006.

Officer's compensation and director's fees for the three month period ended March 31, 2007 increased by $9,683 or 8.3 percent, to $126,905 from $117,222 for the three month period ended March 31, 2007. As a percentage of revenue, officer's compensation and director's fees decreased to 3.8 percent for the three month period ended March 31, 2007, compared to 49.9 percent for the three month period ended March 31, 2006.

Consulting and professional fees for the three month period ended March 31, 2007 decreased by $1,606 or 6.7 percent, to $22,237 from $23,843 for the three month period ended March 31, 2007. As a percentage of revenue, consulting and professional fees decreased to 0.7 percent for the three month period ended March 31, 2007, compared to 10.1 percent for the three month period ended March 31, 2007.

Interest expense on long-term debt was $61,000 for the three month period ended March 31, 2007 which is consistent with the three month period ended March 31, 2006. In September 2004, we issued $6.1 million of convertible debentures in which the basis of conversion into our common stock is $0.50 per share, which includes warrants to purchase an additional 3.05 million shares of common stock at $1.00 per share which subsequently have been adjusted to $0.85 effective April 21, 2005. The debentures are for a term of three (3) years and earn interest at the rate of 4% per annum.

Interest expense on notes payable was $59,787 for the three month period ended March 31, 2007 as compared to nil for the three month period ended March 31, 2006. During the current year, we consolidated two unsecured subordinated promissory notes previously issued in the principal amount of $1 million, and $1.2 million and accrued interest into one unsecured subordinated demand note with principal amount of $2,308,148, to a company controlled by a trust to which a director and shareholder of our Company is the beneficiary. The note bears interest at 9% per annum. The holder of the consolidated note has the option to receive payment of principal and all accrued interest in the form of restricted shares of the Company's common stock, par value ($0.001) with cost free piggyback registration rights. Under this repayment option, interest will be calculated at 12% per annum. As well the Company issued a $500,000 unsecured subordinated demand promissory note to a member of the Company's Board of Directors and subsequently entered into an agreement whereby it borrowed an additional sum of $500,000 and consolidated this sum with the principal and accrued interest of the $500,000 unsecured demand promissory note previously issued. This Consolidated Note is in the principal amount of $1,002,589 and bears interest at a rate of 9% per annum and is payable upon demand. The Company may prepay the Consolidated Note without penalty at any time.

Depreciation and amortization expense for the three month period ended March 31, 2007 increased by $178,949, or 215.6 percent to $262,740 from $83,791 for the three month period ended March 31, 2006. The increase in depreciation was due to the additional purchases of property, plant and equipment, in the current period and depreciation on equipment purchase during fiscal 2006.

Stock based compensation amounted to of $776,271 in the current period compared to nil in the prior period. On February 13, 2007 the board of directors approved the aggregate award of 2,450,000 stock options to eight employees, two executive officer/directors and four outside directors. The options have immediate vesting with an exercise price of $0.71 per share (fair-market value at the date of grant) with exercise ranging from three and five years from the date of award.

LIQUIDITY AND CAPITAL RESOURCES

Our principal sources of operating capital have been the proceeds from our various financing transactions. As of March 31, 2007, the Company had cash and cash equivalents of $ 1,747,590.

Net Cash used in operating activities for the for the three month period ended March 31, 2007 amounted to $809,678. This amount was attributable to the loss of $384,915 less noncash expenses such as depreciation, amortization, amortization of the fair value of the debenture warrant, stock based compensation and others of $1,239,688 and an increase in net operating assets and liabilities of $1,664,451.

Net Cash used in investing activities was $179,412 for the three month period ended March 31, 2007 as compared to $758,671 for the three month period ended March 31, 2006.

Net cash provided in financing activities totaled $1,343,386 for the three month period ended March 31, 2007 as compared to $69,357 for the three month period ended March 31, 2006. During the three month period ended March 31, 2007, $610,737 was received by way of notes payable, $40,500 through the exercise of options and the company made a draw down on its revolving line of credit in the amount of $692,881. $732 was repaid under our capital lease obligation. For the three month period ended March 31, 2006, $70,250 was received through exercise of options and $892 was repaid under our capital lease obligation.

We made substantial capital investments in manufacturing capability to support our products. Our new substrate manufacturing plant located in Concord, Ontario, Canada, is intended to enable us to control the complete manufacturing process required for production of catalyzed substrates. Catalyzed substrates are the integral part of all catalytic converter systems sold worldwide.

We have also made significant capital investment in our Tech Center based in Montgomeryville, Pennsylvania. This facility will be manufacturing and providing the catalytic and chemical wash coat solutions for the new Concord Ontario plant. As well, all of our emission testing laboratories and testing capabilities are located there. The 40,200 sq ft facility houses a state of the art 18,000 sq ft expansion of "Air Testing Services", our EPA/CARB recognized engine/vehicle emissions testing lab.

It is our belief that the Air Testing Services ("ATS") group will now be equipped to better service our clientele for engine testing as well as EPA/CARB emissions testing and certification programs. ATS will also be in a better position to provide additional testing support for our internal research and development ("R&D") programs.

Due to the success of the STLTH Cat(TM) diesel mufflers order shipped in 2006, we were commissioned by the military with the design and development of a proprietary heat and infrared reduction shield system, branded as the Scat-R-shield. A contract order for 7.4 million dollars has been received for delivery of 1000 units by the third quarter of 2007. Included in sales for the first quarter are 300 of these units.

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

Effective March 20, 2007, the Company's subsidiary, ESW Canada entered into a $2.5 Million revolving credit facility with Royal Bank of Canada, to finance orders on hand. This credit line will provide the Company with the necessary working capital to complete larger contracts.

The capital expenditures made and our intent to capitalize on an anticipated increase in demand for our products are the steps that we have taken to try to become profitable and generate positive cash flow. Based on our current operating plan, management believes that at March 31, 2007 cash balances, anticipated cash flows from operating activities, and, if necessary or appropriate, borrowings under our future credit facility and other available financing sources, such as the issuance of debt or equity securities will be sufficient to meet our working capital needs on a short-term basis for at least the next twelve months. Overall, capital adequacy is monitored on an ongoing basis by our management and reviewed quarterly by the Board of Directors.

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

Our operating profitability requires that we increase our sales and lower our overall cost to manufacture our products and improve both sales and administrative productivity through process and system enhancements. This will be largely dependent on the success of our initiatives to streamline our infrastructure and drive our operational efficiencies across our company. Our failure to successfully implement these initiatives, or the failure of such initiatives to result in improved profit margins, could have a material adverse effect on our liquidity, financial position, and results of operations.

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

During the last fiscal year, we issued three unsecured subordinated promissory notes of $0.5 million, $1million, and $1.2 million totaling $2.7 million to a company controlled by a trust to which a director and shareholder of our Company is the beneficiary. The notes bear interest at 9% per annum. The holder of the $1 million and $1.2 million notes issued on September 1, 2006 and June 27, 2006 respectively, has the option to receive payment of principal and all accrued interest in the form of restricted shares of the Company's common stock, par value ($0.001) with cost free piggyback registration rights. Under this repayment option, interest will be calculated at 12% per annum. On January 9, 2007, the Company paid back the $0.5 million subordinated promissory note it had previously issued on November 13, 2006 in the principal amount of $500,000 by paying the Holder the sum of $506,780 in cash, representing $500,000 principal and $6,780 interest. Subsequently, On February 9, 2007, the above two unsecured subordinated promissory notes in the principal amount of $1.0 million and $1.2 million were consolidated into one unsecured subordinated demand note with principal amount of $2,308,147. This Consolidated Note, is due and payable to Holder upon demand. As with the original Promissory Notes, the Consolidated Note will continue to bear interest at a rate of 9% per annum if principal and interest are paid by the Company in cash, or if principal and interest are paid in shares of restricted common stock of the Company, the Consolidated Note will bear interest at a rate of 12% per annum. The Company may prepay the Consolidated Note without penalty at any time.

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

Borrowings under the revolving credit agreement bear interest at 1 1/2 percent above the institution's prime rate. Repayments of the loan are required no later than one year from the date of the advancement of the loan. Obligations under the revolving credit agreement are collateralized by a first-priority lien on the assets of the Company and its subsidiary ESW Canada Inc. including, accounts receivable, inventory, equipment and other tangible and intangible property, including the capital stock of all direct subsidiaries. As at March 31, 2007 the Company had $692,881 outstanding. On April 05, 2007 the company repaid the $692,881 outstanding bank loan including interest it previously borrowed.

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



NEW ACCOUNTING PRONOUNCEMENTS

Financial Accounting Standards Board Interpretation No. 48 ("FIN 48"), "Accounting FOR UNCERTAINTY IN INCOME TAXES -- AN INTERPRETATION OF FASB STATEMENT NO. 109", specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim-period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result is effective in the first quarter of calendar 2007. We adopted FIN No. 48 as of January 1, 2007, and the Company does not anticipate that total unrecognized tax benefits will change significantly within 12 months of the date of adoption.


In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115," (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). SFAS 159 becomes effective for the Company on January 1, 2008. The Company is currently evaluating the potential impact of SFAS 159 on the financial statements.

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

Our strategy for management of currency risk relies primarily upon conducting our operations in the countries' respective currency and we may, from time to time, engage in hedging intended to reduce our exposure to currency fluctuations. At March 31, 2007, we had no outstanding forward exchange contracts.



ITEM 3. CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURE

EVALUATION OF THE COMPANY'S DISCLOSURE AND INTERNAL CONTROLS

The Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" as of the end of the period covered by this report. This evaluation was done with the participation of management, under the supervision of the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS

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

CONCLUSIONS

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

31.1      Certification of Chief Executive Officer and
          President pursuant to the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer, pursuant to the Sarbanes-Oxley Act of 2002.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification pursuant to 18 U.S.C. Section 1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(B) Reports on Form 8-K

On January 10, 2007 the Company filed a Current Report on Form 8-K/A dated January 5, 2007 reporting that two Promissory Notes previously issued to Ledelle Holding Limited in the principal amount of $1.2 Million & $1.0 Million were extended to January 31, 2007, as well as reporting the satisfaction of a $500, 000 Note previously issued to Ledelle Holding Limited.

On February 2, 2007, the Company filed a Current Report on Form 8-K dated February 1, 2007 reporting the resignation of Stan Kolaric as a member of the Company's Board of Directors.

On February 14, 2007 the Company filed a Current Report on Form 8-K dated February 8, 2007 reporting the appointment of John Dunlap III to the Board of Directors.

On February 14, 2007 the Company filed a Current Report on Form 8-K dated February 9, 2007 reporting the ratification of a charter for its Compensation Committee.

On February 15, 2007 the Company filed a Current Report on Form 8-K/A dated February, 9, 2007 reporting the extension and consolidation of the previously issued consolidated Note of $2.3 Million and the issuance of an unsecured subordinated note for $500 thousand to Bengt Odner, a member of the Company's Board of Directors.

On February 23, 2007 the Company filed a Current Report on Form 8-K dated February 16, 2007 reporting Employment Agreement by and between the Company and Mr. David Johnson as Chief Executive Officer and President.

On March 13, 2007 the Company filed a Current Report on Form 8-K dated March 7, 2007 reporting the issuance of a new Note in the amount of $500,000 to Bengt Odner, a Director of the Company and the subsequent consolidation of same with a previously issued $500,000 Note to Mr. Odner for a consolidated note of $1.002 Million.

On March 20, 2007 the Company filed a Current Report on Form 8-K dated March 16, 2007 reporting that its Common Stock was listed on the Frankfurt Stock Exchange.

On March 23, 2007 the Company filed a Current Report on Form 8-K dated March 19, 2007 reporting a Loan Agreement between the Company's wholly owned Subsidiary ESW Canada, Inc. and Royal Bank of Canada.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: May 14, 2007
Concord, Ontario CANADA

                                  ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.

                                 BY: /S/ DAVID J. JOHNSON
                                     --------------------
                                 DAVID J. JOHNSON
                                 CHIEF EXECUTIVE OFFICER AND PRESIDENT