Form 10QSB
period 2007-06-30
ENVIRONMENTAL SOLUTIONS WORLDWIDE INC
filed 2007-08-14
CIK 1082278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

                        [x] Quarterly report pursuant to
                                  Section 13 or
                             15(d) of the Securities
                          Exchange Act of 1934 for the
                     quarterly period ended - June 30, 2007.

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

The issuer had 60,028,240 shares of common stock, par value $0.001 outstanding as of July 23, 2007.

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.

                                   FORM 10-QSB

                                      INDEX

                          PART I FINANCIAL INFORMATION
                                                                        PAGE NO.

ITEM 1  Financial Statements (unaudited)
        Consolidated Condensed Balance Sheet as of June 30, 2007              F2

        Consolidated Condensed Statements of Operations for the               F3
              Three and Six Months Ended June 30, 2007 and 2006

        Consolidated Condensed Statement of Changes in Stockholders'          F4
               Equity for the Six Months Ended June 30, 2007

        Consolidated Condensed Statements of Cash Flows for the               F5
               Six Months Ended June 30, 2007 and 2006

        Notes to Consolidated Condensed Financial Statements            F6 - F18

ITEM 2  Management's Discussion and Analysis of Operations                     3

ITEM 3  Controls and Procedures                                               17

PART II OTHER INFORMATION

ITEM 6 Exhibits                                                               17

                   ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                  JUNE 30, 2007
                                   (UNAUDITED)


ASSETS

Current assets
        Cash and cash equivalents (Note 5)                         $  1,378,944
        Accounts receivable (Note 2)                                  2,408,378
        Inventory (Note 6)                                            1,566,873
        Prepaid expenses and sundry assets                              256,964
                                                                   ------------

               Total current assets                                   5,611,159

Property, plant and equipment under construction (Note 7)               162,643

Property, plant and equipment, net of accumulated
        depreciation of $ 1,914,567 (Note 7)                          4,407,622

Patents and trademarks, net of accumulated
        amortization of $1,368,767                                      748,239
                                                                   ------------

                                                                   $ 10,929,663
                                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
        Bank loan (Note 8)                                         $       --
        Accounts payable and accrued liabilities                        918,874
        Notes payable (Note (9)                                       3,310,737
        Redeemable Class A special shares (Note 10)                     453,900
        Convertible debentures  (Note 11)                             6,064,197
        Current portion of capital lease obligation (Note 16)            13,493
                                                                   ------------

               Total current liabilities                             10,761,201

Long Term Liabilities
        Capital lease obligation (Note 16)                               33,320

               Total liabilities                                     10,794,521
                                                                   ------------

Stockholders' Equity (Note 13)
        Common stock, $0.001 par value, 125,000,000
               shares authorized; 59,903,240 shares
               issued and outstanding                                    60,033
        Additional paid-in capital                                   19,127,700
        Accumulated deficit                                         (19,052,591)
                                                                   ------------

               Total stockholders' equity                               135,142
                                                                   ------------
                                                                   $ 10,929,663
                                                                   ============


The accompanying notes are an integral part of these financial statements


                                       F2


                                        ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                                    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   FOR THE THREE AND SIX MONTHS PERIOD ENDED JUNE 30,
                                                      (UNAUDITED)


                                                            SIX MONTHS ENDED JUNE 30       THREE MONTHS ENDED JUNE 30,
                                                              2007            2006            2007            2006
                                                          -------------   ------------    ------------   --------------
Revenue
        Net sales                                         $  6,527,267    $    395,716    $  3,200,422    $    160,573

Cost of sales                                                2,366,978         396,049       1,012,982         136,592
                                                          ------------    ------------    ------------    ------------

Gross profit                                                 4,160,289            (333)      2,187,440          23,981
                                                          ------------    ------------    ------------    ------------

Operating expenses
        Marketing, office and general costs                  1,842,339       1,718,696         843,430         799,042
        Research and development costs                         293,069         230,041         170,562         158,546
        Officers' compensation and directors fees              966,235         359,974         129,000         242,752
        Consulting and professional fees                        29,367          48,775           7,130          24,932
        Interest on convertible debentures                     122,000         122,000          61,000          61,000
        Interest on notes payable                              134,074            --            74,287            --
        Foreign exchange gain                                  (25,103)        (30,294)        (22,893)        (33,293)
        Depreciation and amortization                          537,527         349,078         274,786         177,925
                                                          ------------    ------------    ------------    ------------

                                                             3,899,508       2,798,270       1,537,302       1,430,904
                                                          ------------    ------------    ------------    ------------

Earnings / (Loss) from operations                              260,781      (2,798,603)        650,138      (1,406,923)

Write down of property, plant and equipment and patents           (140)           --              (140)           --

Interest Income                                                 18,323          24,633          13,881           5,164
                                                          ------------    ------------    ------------    ------------

Net Earning / (Loss)                                      $    278,964    $ (2,773,970)   $    663,879    $ (1,401,759)
                                                          ============    ============    ============    ============

Earnings / (Loss) per share
      Basic                                               $       0.01    $      (0.05)   $       0.01    $      (0.02)
                                                          ============    ============    ============    ============
      Fully diluted (Note 17)                             $       0.01    $       --      $       0.01    $      --
                                                          ============    ============    ============    ============


Weighted average number of shares outstanding               59,903,207      58,166,785      59,938,013      58,902,570
                                                          ============    ============    ============    ============




    The accompanying notes are an integral part of these financial statements




                                       F3




                                         ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                      CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                      FOR THE SIX MONTHS PERIOD ENDED JUNE 30, 2007



                                                       Common Stock           Additional     Accumulated
                                                   Shares         Amount    Paid-In Capital    Deficit          Total

January 1, 2007                                  59,753,240   $     59,752   $ 18,243,710   $(19,331,555)   $ (1,028,093)

Net Earnings                                           --             --             --          278,964         278,964

Common stock issued from exercise of options        275,000            275        102,725           --           103,000

Common stock issued for services                      6,722              6          4,994           --             5,000

Stock based compensation                               --             --          776,271           --           776,271

                                               ------------   ------------   ------------   ------------    ------------

June 30, 2007                                    60,034,962   $     60,033   $ 19,127,700   $(19,052,591)   $    135,142

                                               ============   ============   ============   ============    ============


         See accompanying notes to the consolidated financial statements



                                       F4


                                 ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 FOR THE SIX MONTHS PERIOD ENDED JUNE 30,


                                                                                  2007            2006
                                                                              ------------     ----------

Net earnings / (loss)                                                         $   278,964    $(2,773,970)

Adjustments to reconcile net loss to net cash used in operating activities:
               Depreciation                                                       507,268        263,263
               Amortization                                                       105,848        105,477
               Provision (Recovery) for uncollectible accounts                      4,330           --
            Interest on debentures                                                122,000        122,000
            Interest on notes                                                     134,074           --
               Amortization of debenture warrant fair value                        88,000         88,000
               Common stock issued for services provided                            5,000           --
            Loss on disposal of property, plant and equipment                         140           --
            Stock Based Compensation                                              776,271        122,005
                                                                              -----------    -----------
                                                                                1,742,931        700,745
Increase (decrease) in cash flows from operating activities resulting from changes in:
               Accounts receivable                                             (1,983,208)       279,559
            Insurance proceeds recoverable                                           --          148,500
               Inventory                                                          139,373        (98,912)
               Prepaid expenses                                                  (102,555)       (86,158)
               Accounts payable and accrued liabilities                          (383,854)      (378,885)
                                                                              -----------    -----------

Net cash used in operating activities                                            (308,349)    (2,209,121)
                                                                              -----------    -----------

Investing activities:
            Property, plant and equipment under construction                      (56,593)      (311,111)
               Acquisition of property, plant and equipment, net                 (363,797)      (891,241)
               Increase in patents and trademarks                                  (5,303)          (977)
                                                                              -----------    -----------

Net cash used in investing activities                                            (425,693)    (1,203,329)
                                                                              -----------    -----------

Financing activities:
               Bank loan                                                             --             --
               Notes payable                                                      585,340      1,200,000
               Issuance of common stock, net                                      103,000        418,338
               Capital lease obligation, net                                       31,352           (779)
                                                                              -----------    -----------


Net cash provided by financing activities                                         719,692      1,617,559
                                                                              -----------    -----------

Net increase (decrease) in cash                                                   (14,350)    (1,794,891)

Cash and cash equivalents, beginning of year                                    1,393,294      3,083,373
                                                                              -----------    -----------


Cash and cash equivalents, end of period                                      $ 1,378,944    $ 1,288,482
                                                                              ===========    ===========


Supplemental disclosures:
Interest received                                                             $    18,323    $    24,633
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

These statements have not been audited and should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Forms 10-KSB and 10-KSB/A No. 1, as filed with the Securities and Exchange Commission for the year ended December 31, 2006. The methods and policies set forth in the year-end audited consolidated financial statements are followed in these interim consolidated financial statements.

All adjustments considered necessary for fair presentation and of a normal recurring nature have been included in these interim consolidated financial statements. Revenues and operating results for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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

Accounts Receivable and Concentrations of Credit Risk: The Company performs on-going credit evaluations of its customer's financial condition and generally does not require collateral from those customers. Three customers accounted for 93.5%, 2.8% and 0.8% of the Company's revenue for the six months ended June 30, 2007. Three customers accounted for 93.9%, 1.4% and 1.6% of the Company's accounts receivable as at June 30, 2007.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is estimated and recorded based on management's assessment of the credit history with the customer and current relationships with them. On this basis management has determined that a reserve of nil was appropriate as at June 30, 2007 and that a nil allowance for doubtful accounts was required as at June 30, 2006.

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

Patents and trademarks are being amortized on a straight-line basis over their estimated life of ten years. Amortization expense for the year ended June 30, 2007 and 2006 were $105,848 and $105,477 respectively.

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

RESEARCH AND DEVELOPMENT

The Company is engaged in research and development work. Research and development costs, other than for the acquisition of capital assets, are charged as operating expense of the Company as incurred. For the six month period ended June 30, 2007 and 2006 the Company expensed $293,069 and $230,041 respectively towards research and development costs.

The Company when entitled to research grants, will account for these using the cost reduction method. Accordingly, grants are recorded as a reduction of the related expenses or capital expenditure in the period in which those costs are incurred.

EARNINGS PER SHARE

Basic and diluted earnings per share have been determined by dividing the consolidated net earnings available to shareholders for the year by the basic and diluted weighted average number of shares outstanding, respectively. The diluted weighted average number of shares outstanding is calculated as if all dilutive options had been exercised at the later of the beginning of the reporting period or date of grant, using the treasury stock method.

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

NOTE 6 - INVENTORY

Inventory as at June 30, 2007 are summarized as follows:

                       Raw materials         $   871,277
                       Work-In-Process           399,661
                       Finished goods            295,935
                                              ----------
                                              $1,566,873
                                              ==========


Included in Finished goods Inventory is $282,448 of Generators acquired for resale.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at June 30, 2007 consists of the following:

                                                         2007
                                                     -----------
              Plant, machinery and equipment         $ 4,742,011
              Office equipment                           222,862
              Furniture and fixtures                     418,344
              Vehicles                                    12,014
              Leasehold improvements                     926,958
                                                     -----------
                                                       6,322,189
              Less: accumulated depreciation          (1,914,567)
                                                     -----------

                                                     $ 4,407,622
                                                     ===========


As at June 30, 2007, the Company had $162,643 of customized equipment under construction.

The office equipment above includes $17,665 in assets under capital lease with a corresponding accumulated depreciation of $5,894 at the period ended June 30, 2007.

The Plant equipment above includes $33,957 in assets under capital lease with a corresponding accumulated depreciation of $579 at the period ended June 30, 2007.

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

Effective February 9, 2007, the above two unsecured subordinated promissory notes in the principal amount of $1.2 million and $1.0 million and accrued interest were consolidated into one unsecured subordinated demand note with principal amount of $2,308,147. In accordance with the terms of the Consolidated Note, same will be due and payable to Holder upon demand. As with the original Promissory Notes, the Consolidated Note will continue to bear interest at a rate of 9% per annum if principal and interest are paid by the Company in cash, or if principal and interest are paid in shares of restricted common stock of the Company, the Consolidated Note will bear interest at a rate of 12% per annum. The Company may repay the Consolidated Note without penalty at any time.

On February 15, 2007 the Company issued a $500,000 unsecured subordinated demand promissory note to a member of the Company's Board of Directors. The Note will bear interest at 9% per annum and is payable upon demand.

On March 7, 2007 the Company entered into an agreement whereby it borrowed the sum of $500,000 from a member of the Company's Board of Directors and consolidated this sum with the principal and accrued interest of the $500,000 unsecured demand promissory note previously issued on February 15, 2007 (the "Consolidated Note"). This Consolidated Note is in the principal amount of $1,002,589 and bears interest at a rate of 9% per annum and is payable upon demand. The Company may repay the Consolidated Note without penalty at any time.

NOTE 10 - REDEEMABLE CLASS A SPECIAL SHARES

        700,000 Class A special shares      $ 453,900 (based on the historical
        Authorized, issued, and             exchange rate at the time of
        outstanding.                        issuance.)


The Class A special shares are issued by the Company's wholly-owned subsidiary BBL Technologies, Inc. ("BBL") without par value, and are redeemable on demand by the Holder of the shares which is a private Ontario Corporation at $700,000 CDN (which translates to $657,030 USD at June 30, 2007). As the Class A special shares were issued by the Company's wholly-owned subsidiary BBL, the maximum value upon which the Company is liable is the net book value of BBL. As at June 30, 2007 BBL has an accumulated deficit of $ 1,196,173 USD ($1,848,804 CDN as at June 30, 2007) and therefore, the holder would be unable to redeem the Class A special shares at their ascribed value.

NOTE 11 - CONVERTIBLE DEBENTURES

In September 2004, the Company issued $6,100,000 of convertible debentures in which the basis of conversion into the Company's common stock is $0.50 per share. In conjunction with the debentures, the Company issued warrants to purchase an additional 3.05 million shares of common stock at $1.00 per share. The debentures are for a term of three (3) years and earn interest at the rate of 4%, the principal is due at the end of three years from the date of issuance. The Company has computed the fair-value of the warrants utilizing the Black-Scholes method and apportioned the fair value of the debt and warrants accordingly. As a result, the debentures were discounted by $528,000, which is being amortized over the three (3) year life of the debentures. The effective yield on the debentures is 4.38%. The warrant agreements provide that should the company at any time after the date the warrants are first issued sell additional shares of common stock or equivalents below the then current exercise price, then the Company is required to reduce the current exercise price of the warrant to the price of the new issuance (See Note 12). At the Company's option, the interest on the debentures can be paid in cash or in shares of common stock. The Company elected to issue shares of our common stock as payment of interest earned on our 4% convertible debentures issued in September 2004. Therefore a total of 387,302 and 348,571 shares of common stock were issued to 10 debenture holders for the $244,000 of accrued interest through September 13, 2006 and 2005 respectively. As of June 30, 2007, interest in the amount of $194,364 has been accrued in accounts payable and accrued liabilities.

AMORTIZATION OF THE DISCOUNT:

                 Face value of convertible debenture            6,100,000
                 Less: Discounted                                (528,000)
                                                              -----------
                 Book value upon issuance                     $ 5,572,000
                 Amortization of the discount 2004                 52,197
                                                              -----------
                 December 31, 2004                            $ 5,624,197
                 Amortization of the discount 2005                176,000
                                                              -----------
                 December 31, 2005                            $ 5,800,197
                 Amortization of the discount 2006                176,000
                                                              -----------
                 December 31, 2006                             $5,976,197
                 Amortization of the discount for the
                 six months ended June 30, 2007                    88,000
                                                              -----------
                                                              $ 6,064,197
                                                              ===========

NOTE 12 - INCOME TAXES

As at June 30, 2007, there are loss carryforwards for Federal income tax purposes of approximately $15,796,922 available to offset future taxable income in the United States. The carryforwards expire in various years through 2024. The Company does not expect to incur a Federal income tax liability in the foreseeable future. Accordingly, a valuation allowance for the full amount of the related deferred tax asset of approximately $5,528,923 has been established until realizations of the tax benefit from the loss carryforwards are assured.

Additionally, as at June 30, 2007, the Company's two wholly owned Canadian subsidiaries had loss carryforwards of approximately $1,059,930 that may be used, in future periods, to offset taxable income. The carryforwards expire in various years through 2027. The deferred tax asset of approximately $382,635 has been fully offset by a valuation allowance until realization of the tax benefit from the loss carryforwards are assured.

                                              For the period ended June 30, 2007

        Statutory tax rate:

                U.S                                                        35.0%
                Foreign                                                    36.1%

        Income (loss) before income taxes:

                U.S                                                 $(2,778,393)
                Foreign                                               3,057,357
                                                                    ------------
                                                                    $   278,964
                                                                    -----------
        Expected income tax recovery                                $   131,268

        Differences in income taxes resulting from:

                Depreciation (Foreign operations)                        43,639
                Stock Based Compensation                                271,694
                                                                    -----------
                                                                    $   446,601
        Benefit of losses not recognized                               (446,601)
                                                                    -----------
        Income tax provision (recovery) per financial statements    $         0
                                                                    -----------

Deferred income tax assets and liabilities consist of the following temporary difference:

                                                         As at June 30, 2007

Assets
           Capital Assets - Tax Basis (Foreign operations only)    $ 1,754,800
           Capital Assets - Book Value (Foreign operations only)    (1,983,681)
                                                                   -----------
           Net Capital Assets                                      $  (228,881)
           Tax loss carry forwards                                  16,856,852
                                                                   -----------
Net temporary differences (foreign operations only)                $16,627,971
           Valuation Allowance                                     (16,627,971)
                                                                   -----------
           Carrying Value                                          $         0
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

On April 12, 2007 the company received $20,000 for the exercise of 40,000 options exercisable at $0.50 per share and issued 40,000 shares of common stock.

On April 18, 2007 the Company issued 6,722 shares of common stock for the payment of an account payable in the amount of $5,000 for legal fees. The expense was previously recorded as compensation expense in fiscal year 2005.

On May 9, 2007 the company received $20,000 for the exercise of 40,000 options exercisable at $0.50 per share and issued 40,000 shares of common stock.

On May 30, 2007 the company received $10,000 for the exercise of 20,000 options exercisable at $0.50 per share and issued 20,000 shares of common stock.

On June 29, 2007 the company received $12,500 for the exercise of 25,000 options exercisable at $0.50 per share and issued 25,000 shares of common stock.

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

A total of $776,270 and Nil for stock based compensation has been recorded as at June 30, 2007 and 2006 respectively. The Company used the simplified method for computing the expected term of the option.

A summary of option transactions, including those granted pursuant to the terms of certain employment and other agreements is as follows:

                                                  STOCK              WEIGHTED
                                                 PURCHASE             AVERAGE
                                                 OPTIONS          EXERCISE PRICE
                                             ----------------    ---------------

            Outstanding, January 1, 2006         5,456,667             $0.59
            Expired                                (85,000)           ($0.60)
            Exercised                             (125,000)           ($0.25)
                                                ----------            ------
            Outstanding, December 31, 2006       5,246,667             $0.60
            Granted                              2,450,000             $0.71
            Expired                                   -                   -
            Exercised                             (275,000)           ($0.27)
                                                ----------            ------
            Outstanding, June 30, 2007           7,421,667             $0.64


At June 30, 2007, the outstanding options have a weighted average remaining life of 34 months.

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

At June 30, 2007, the Company had outstanding options as follows:

          NUMBER OF SHARES        EXERCISE PRICE      EXPIRATION DATE
          ----------------        --------------      ---------------
                   250,000            0.27            August 6, 2013
                    50,000            0.45            April 20, 2009
                   500,000            0.50            May 1, 2009
                   425,000            0.50            August 11, 2007
                 1,750,000            0.50            August 11, 2009
                   150,000            0.50            December 1, 2009
                   150,000            0.50            July 31, 2008
                    35,000            0.50            January 6, 2008
                   666,667            0.66            September 10,2008
                   300,000            0.71            February 16, 2010
                 2,150,000            0.71            February 16, 2012
                   995,000            1.00            December 31, 2010
           ---------------
                 7,421,667
           ---------------

Warrants issued in connection with various private placements of equity securities, are treated as a cost of capital and no income statement recognition is required. A summary of warrant transactions is as follows:

                                                                     WEIGHTED
                                                      WARRANT        AVERAGE
                                                       SHARES     EXERCISE PRICE
                                                     ----------   --------------
            Outstanding, January 1, 2006              8,234,855      $   1.14
            Granted                                        --             --
            Exercised                                (1,912,355)     ($  0.25)
                                                      ----------      --------
            Outstanding, December 31, 2006            6,322,500      $   0.93
            Granted                                        --             --
            Exercised                                      --             --
                                                      ----------      --------
            Outstanding, June 30, 2007                6,322,500      $   0.93
                                                      ----------      --------

Outstanding warrants as of June 30, 2007:

         NUMBER OF WARRANT SHARES     EXERCISE PRICE       EXPIRATION DATE
         ------------------------     --------------       -----------------

              3,050,000                  0.85    (A)&(B)   September 13, 2007
              1,300,000                  0.90    (A)       April 21, 2008
                200,000                  2.00              April 21, 2008
                200,000                  3.00              April 21, 2008
              1,202,500                  0.90    (A)       July 5, 2008
                185,000                  2.00              July 5, 2008
                185,000                  3.00              July 5, 2008
              ---------
              6,322,500
              ---------


(A) Contain certain anti-dilution provisions.

(B) Originally exercisable at $1.00 per share and adjusted in April 2005.

On June 23, 2005, the company, with shareholder approval, amended its 2002 Stock Option Plan, to increase the underlying shares available under the plan to 5,000,000 shares of common stock.

NOTE 15 - RELATED PARTY TRANSACTIONS

In September 2004, a company controlled by a trust of which a director and shareholder is the beneficiary, purchased $1.25 million of convertible debentures in which the basis of conversion into our common stock is $0.50 per share, which included warrants to purchase an additional 625,000 shares of common stock at $0.85 per share. The debentures are for a term of three (3) years and earn interest at the rate of 4% per annum. In accordance with the terms of the debentures, 150,794 shares of our common stock were issued as payment of the first and second year's interest earned. As of June 30, 2007, interest in the amount of $39,829 has accrued in accounts payable and accrued liabilities.

Effective February 9, 2007 a company controlled by a trust of which a director and shareholder is the beneficiary consolidated two unsecured subordinated promissory notes in the principal amount of $1.2 million and $1.0 million and accrued interest into one unsecured subordinated demand note with principal amount of $2,308,147. Total interest accrued on the consolidated note for the period amounted to $51,791.(See Note 9).

On February 15, 2007 the Company issued a $500,000 unsecured subordinated demand promissory note to a member of the Company's Board of Directors. On March 7, 2007 the Company entered into an agreement whereby it borrowed an additional sum of $500,000 and consolidated this sum with the principal and accrued interest of the $500,000 unsecured demand promissory note previously issued on February 15, 2007. This Consolidated Note is in the principal amount of $1,002,589. Total interest accrued on the consolidated note for the period amounted to $22,496. (See Note 9).

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

The following breakdown is the total, of the minimum annual lease payments, for both leases.

                          2007        232,408
                          2008        470,729
                          2009        476,642
                          2010        162,909


CAPITAL LEASE OBLIGATION

The Company is committed to the following lease payments in connection with the acquisition of capital assets under capital leases:

                  2007                                         9,344
                  2008                                        16,284
                  2009                                        16,284
                  2010                                         9,613
                  2011                                         2,101
                  2012                                           875
                                                          ----------
                                                           $  54,501

                  Less imputed interest                       (7,688)
                                                           ---------
                  Total obligation under capital lease        46,813

                  Less current portion                       (13,493)
                                                           ---------
                  Total long-term portion                  $  33,320
                                                           =========


The Company has incurred $884 interest expense on capital leases for the period.

Note 17 - EARNINGS PER SHARE

The reconciliation of the number of shares used to calculate the diluted earnings per share is estimated as follows:



                                                      For the Six Months             For the Three Months
                                                         Ended June 30,                Ended June 30,
                                                     2007           2006            2007            2006
Numerator
Net earnings for the year                       $    278,964    $ (2,773,970)   $    663,879    $ (1,401,759)
Interest on debentures                          $    122,000    $    122,000    $     61,000    $     61,000
Amortization of debenture fair value            $     88,000    $     88,000    $     44,000    $     44,000
Interest on note                                $    101,946    $       --      $     51,791    $       --
                                                ------------------------------------------------------------
                                                $    590,910    $ (2,563,970)   $    820,670    $ (1,296,759)

Denominator
Weighted average number of shares outstanding     59,903,207      58,166,785      59,938,013      58,902,570
Dilutive effect of :
Stock options                                      6,426,667            --         6,551,667            --
Warrants                                                --              --              --              --
Convertible Debt conversion                       12,200,000            --        12,200,000            --
Note Payable Conversion                            3,853,000            --         3,853,000            --
                                                ------------------------------------------------------------
Diluted weighted average shares outstanding       82,382,874            --        82,542,680            --



As at June 30, 2007, 995,000 antidilutive stock options and 6,322,500 antidilutive stock warrants have been excluded from the computation of diluted earnings per share.


NOTE 18 - COMPARATIVE FIGURES

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

We have begun to use the trade name "The ESW Group of Companies" when referencing business related to the involvement of our wholly owned subsidiaries ESW Canada, Inc. and ESW America, Inc. This new trade name is being used in part to identify the Company's potential participation in business opportunities outside its traditional focus of engine emissions controls.

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

On May 7, 2007 we announced that the Company re-established its verification status with the California Air Resource Board (CARB) for our proprietary Level II PARTICULATE Reactor(TM) catalyst device. This new Executive Order (EO) DE-04-011-02 allows the Company to market the current Particulate Reactor(TM) for on-road applications through to January 1, 2009.

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

In the first quarter of 2007 the company engaged the services of an investor relations firm in Germany for the purposes of increasing market and shareholder awareness of the company among European fund mangers. As well as of March 16, 2007 the Company's Common stock was listed on the Frankfurt Exchange.

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

REVENUE RECOGNITION AND EVALUATION OF DOUBTFUL ACCOUNTS

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

Intangible assets are stated at cost less accumulated amortization and are comprised of licenses and patents. Unforeseen events, changes in circumstances and market conditions, and material differences in the value of long-lived and intangible assets due to changes in estimates of future cash flows could affect the fair value of the our assets and require an impairment charge. Intangible assets are reviewed annually to determine if any events have occurred that would warrant further review. In the event that a further assessment is required, we will analyze estimated discounted future cash flows to determine whether the carrying value of the intangible asset will be recovered and if an impairment charge will be required.

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

COMPARISON OF THREE MONTH PERIOD ENDED JUNE 30, 2007 TO THREE MONTH PERIOD ENDED MARCH 31, 2006 RESULTS OF OPERATIONS

The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Forms 10-KSB and 10-KSB/A (No. 1) for the year ended December 31, 2006.

Revenues for the three month period ended June 30, 2007 increased by $3,039,849 or 1893.1 percent, to $3,200,422 from $160,573 for the three month period ended June 30, 2006. Net profit for the quarter amounted to $663,879. This quarter saw the continuation of sales into the military market as we deliver on our contracts for our Scat-R-shield and TempMax(TM) products.

Cost of sales as a percentage of revenues for the three month period ended June 30, 2007 was 31.7 percent compared to 85.1 percent for the three month period ended June 30, 2006. The gross profit for the three month period ended June 30, 2007 was 68.3 percent as compared to a gross profit of 14.9 percent for the three month period ended June 30, 2006. There are two primary reasons for the increase in gross margins. Firstly, delivery of contract orders in the current period enabled us to produce more efficiently and with economies of scale over the prior year. And secondly, we were able to generate higher margins on product that are proprietary to us, by selling for higher prices.

Marketing, office and general expenses for the three month period ended June 30, 2007 showed a small increase by $44,388 or 5.6 percent, to $843,430 from $799,042 for the three month period ended June 30, 2006.The increase is primarily due to an increase in investor relations expense of $14,644 related to Investor relations services and expenses in conjunction with the Company being listed on the Frankfurt exchange. Plant related expenses increased by $61,020 as we sold more products. An increase in administration salaries and wages of $60,121 and general cost of $13,190. These increases were offset by decreases in the following categories. Sales and marketing costs of $84,509 and rent and facility costs of $20,078. As a percentage of revenue, marketing, office and general expenses decreased to 26.4 percent for the three month period ended June 30, 2007 compared to 497.6 percent for the three month period ended June 30, 2006.

We experienced a slight increase in research and development costs. For the three month period ended June 30, 2007 research and development costs increased by $12,016 or 7.6 percent to $170,562 from $158,546 for the three month period ended June 30, 2006. As a percentage of revenue R & D expense decreased to 5.3 percent for the three month period ended June 30, 2007 compared to 98.7 percent for the three month period ended June 30, 2006.

Officer's compensation and director's fees for the three month period ended June 30, 2007 decreased by $113,752 or 46.9 percent, to $129,000 from $242,752 for the three month period ended June 30, 2007. As a percentage of revenue, officer's compensation and director's fees decreased to 4.0 percent for the three month period ended June 30, 2007, compared to 151.2 percent for the three month period ended June 30, 2006.

Consulting and professional fees for the three month period ended June 30, 2007 decreased by $17,802 or 71.4 percent, to $7,130 from $24,932 for the three month period ended June 30, 2006. As a percentage of revenue, consulting and professional fees decreased to 0.2 percent for the three month period ended June 30, 2007, compared to 15.5 percent for the three month period ended June 30, 2006.

Interest expense on long-term debt was $61,000 for the three month period ended June 30, 2007 which is consistent with the three month period ended June 30, 2006. In September 2004, we issued $6.1 million of convertible debentures in which the basis of conversion into our common stock is $0.50 per share, which includes warrants to purchase an additional 3.05 million shares of common stock at $1.00 per share which subsequently have been adjusted to $0.85 effective April 21, 2005. The debentures are for a term of three (3) years and earn interest at the rate of 4% per annum.

Interest expense on notes payable was $74,287 for the three month period ended June 30, 2007 as compared to nil for the three month period ended June 30, 2006. During the current year, we consolidated two unsecured subordinated promissory notes previously issued in the principal amount of $1 million, and $1.2 million and accrued interest into one unsecured subordinated demand note with principal amount of $2,308,148, to a company controlled by a trust to which a director and shareholder of our Company is the beneficiary. The note bears interest at 9% per annum. The holder of the consolidated note has the option to receive payment of principal and all accrued interest in the form of restricted shares of the Company's common stock, (par value $0.001) with cost free piggyback registration rights. Under this repayment option, interest will be calculated at 12% per annum. As well the Company issued a $500,000 unsecured subordinated demand promissory note to a member of the Company's Board of Directors and subsequently entered into an agreement whereby it borrowed an additional sum of $500,000 and consolidated this sum with the principal and accrued interest of the $500,000 unsecured demand promissory note previously issued. This Consolidated Note is in the principal amount of $1,002,589 and bears interest at a rate of 9% per annum and is payable upon demand. The Company may repay the Consolidated Note without penalty at any time.

Depreciation and amortization expense for the three month period ended June 30, 2007 increased by $178,949, or 215.6 percent to $274,786 from $177,925 for the three month period ended June 30, 2006. The increase in depreciation was due to the additional purchases of property, plant and equipment, in the current period and depreciation on equipment purchase during fiscal 2006.

COMPARISON OF SIX MONTH PERIOD ENDED JUNE 30, 2007 TO SIX MONTH PERIOD ENDED JUNE 30, 2006

RESULTS OF OPERATIONS

Revenues for the six month period ended June 30, 2007 increased by $6,131,551 or 1549.5 percent, to $6,527,267 from $395,716 for the six month period ended June 30, 2006. Net profit for the six month period amounted to $278,964. The Company had net income of $2,021,895 which was derived from the net profit of $278,964 and adding back all the non-cash expenses, totaling $1,742,931 which includes depreciation, amortization, amortization of the fair value of the debenture warrant stock based compensation and others.

Cost of sales as a percentage of revenues for the six month period ended June 30, 2007 was 36.3 percent compared to 100 percent for the six month period ended June 30, 2006. The gross profit for the six month period ended June 30, 2007 was
63.7 percent as compared to a gross profit of zero percent for the six month period ended June 30, 2006. There are two primary reasons for the increase in gross margins. Firstly, larger contracts in the current period enabled us to produce more efficiently and with economies of scale over the prior year. And secondly, we were able to generate higher margins on product that are proprietary to us, by selling for higher prices.

Marketing, office and general expenses for the six month period ended June 30, 2007 saw a slight increase by $123,643 or 7.2 percent, to $1,842,339 from $1,718,696 for the six month period ended June 30, 2006. The increase is primarily due to an increase in investor relations expense of $106,462 as the Company participated in an investor show as well as expenses related to Investor relations services and expenses related to the Company being listed on the Frankfurt exchange. Plant related expenses increased by $141,214 as we sold more products. An increase in administration salaries and wages of $88,817.These increases were offset by decreases in the following categories. Rent and facility costs of $56,931, sales and marketing costs of $151,545 and general cost of $4,374. As a percentage of revenue, marketing, office and general expenses decreased to 28.2 percent for the six month period ended June 30, 2007 compared to 434.3 percent for the six month period ended June 30, 2006.

We experienced an increase in research and development costs. For the six month period ended June 30, 2007 research and development costs increased by $63,028 or 27.4 percent to $293,069 from $230,041 for the six month period ended June 30, 2006. As a percentage of revenue research and development expense decreased to 4.5% for the six month period ended June 30, 2007 compared to 58.1% for the six month period ended June 30, 2006.

Officer's compensation and director's fees for the six month period ended June 30, 2007 increased by $728,266 or 202.3 percent, to $966,235 from $359,974 for the six month period ended June 30, 2006. As a percentage of revenue, officer's compensation and director's fees decreased to 14.8 percent for the six month period ended June 30, 2007, compared to 91.0 percent for the six month period ended June 30, 2006. Stock based compensation amounted to $710,330 in the current period compared to $122,005 in the prior period. On February 13, 2007 the board of directors approved the aggregate award of 2,450,000 stock options to eight employees, two executive officer/directors and four outside directors. The options have immediate vesting with an exercise price of $0.71 per share (fair-market value at the date of grant) with exercise ranging from six and five years from the date of award.


Consulting and professional fees for the six month period ended June 30, 2007 decreased by $19,407 or 39.8 percent, to $29,367 from $48,775 for the six month period ended June 30, 2006. As a percentage of revenue, consulting and professional fees decreased to 0.4 percent for the six month period ended June 30, 2007, compared to 12.3 percent for the six month period ended June 30, 2006.

Interest expense on long-term debt was $122,000 for the six month period ended June 30, 2007 which is consistent with the six month period ended June 30, 2006. In September 2004, we issued $6.1 million of convertible debentures in which the basis of conversion into our common stock is $0.50 per share, which includes warrants to purchase an additional 3.05 million shares of common stock at $1.00 per share which subsequently have been adjusted to $0.85 effective April 21, 2005. The debentures are for a term of six (3) years and earn interest at the rate of 4% per annum.

Interest expense on notes payable was $134,074 for the six month period ended June 30, 2007 as compared to nil for the six month period ended June 30, 2006. During the current year, we consolidated two unsecured subordinated promissory notes previously issued in the principal amount of $1 million, and $1.2 million and accrued interest into one unsecured subordinated demand note with principal amount of $2,308,148, to a company controlled by a trust to which a director and shareholder of our Company is the beneficiary. The note bears interest at 9% per annum. The holder of the consolidated note has the option to receive payment of principal and all accrued interest in the form of restricted shares of the Company's common stock, par value ($0.001) with cost free piggyback registration rights. Under this repayment option, interest will be calculated at 12% per annum. As well the Company issued a $500,000 unsecured subordinated demand promissory note to a member of the Company's Board of Directors and subsequently entered into an agreement whereby it borrowed an additional sum of $500,000 and consolidated this sum with the principal and accrued interest of the $500,000 unsecured demand promissory note previously issued. This Consolidated Note is in the principal amount of $1,002,589 and bears interest at a rate of 9% per annum and is payable upon demand. The Company may prepay the Consolidated Note without penalty at any time.

Depreciation and amortization expense for the six month period ended June 30, 2007 increased by $188,449, or 54.0 percent to $537,527 from $349,078 for the six month period ended June 30, 2006. The increase in depreciation was due to the additional purchases of property, plant and equipment, in the current period and depreciation on equipment purchase during fiscal 2006.

LIQUIDITY AND CAPITAL RESOURCES

Prior to 2007, our principal sources of operating capital have been the proceeds from our various financing transactions. As of June 30, 2007, the Company had cash and cash equivalents of $ 1,378,944.

Net Cash used in operating activities for the for the six month period ended June 30, 2007 amounted to $308,349. This amount was attributable to the profit of $278,964 less noncash expenses such as depreciation, amortization, amortization of the fair value of the debenture warrant, stock based compensation and others of $1,742,931 and an increase in net operating assets and liabilities of $2,330,244.

Net Cash used in investing activities was $425,693 for the six month period ended June 30, 2007 as compared to $1,203,329 for the six month period ended June 30, 2006.

Net cash provided in financing activities totaled $719,692 for the six month period ended June 30, 2007 as compared to $1,617,559 for the six month period ended June 30, 2006. During the six month period ended June 30, 2007, $585,340 was received by way of notes payable, $103,000 through the exercise of options and the company made a draw down on its revolving line of credit in the amount of $692,881 which was repaid on April 5, 2007 in full. $31,352 represents additions and repayment under our capital lease obligation. For the six month period ended June 30, 2006, $1,200,000 was received by way of notes payable, $418,338 was received through exercise of options and $779 was repaid under our capital lease obligation.

Our Post-Effective Amendment No. 2 to our Registration Statement on Form SB-2 (Registration No. 333-129579) was declared effective by the Securities and Exchange Commission on May 18, 2007.

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

Due to the success of the STLTH Cat(TM) diesel mufflers order shipped in 2006, we were commissioned by the military with the design and development of a proprietary heat and infrared reduction shield system, branded as the Scat-R-shield. A contract order for 7.4 million dollars has been received for delivery of 1000 units by the third quarter of 2007. Included in sales for the second quarter are 400 of these units.

We have setup a new internal division to continue to work with the U.S. and other NATO (North Atlantic Treaty Organization) military organizations on future programs. We believe that there is a potential for widespread deployment of our products across a large segment of diesel powered military vehicles, generators and off-road equipment.

We have also developed a proprietary substrate/catalyst branded M Cat(TM) specifically for the use in production equipment used in the mining industry. The M Cat(TM) has been performance tested and approved by the Mine Safety and Health Administration in the United States (MSHA) for applications in the metal/non-metal mining sector.

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

The capital expenditures made and our intent to capitalize on an anticipated increase in demand for our products are the steps that we have taken to become profitable and generate positive cash flow. Based on our current operating plan, management believes that at June 30, 2007 cash balances, anticipated cash flows from operating activities, and, if necessary or appropriate, borrowings under our future credit facility and other available financing sources, such as the issuance of debt or equity securities will be sufficient to meet our working capital needs on a short-term basis for at least the next twelve months. Overall, capital adequacy is monitored on an ongoing basis by our management and reviewed quarterly by the Board of Directors.

Our principal source of liquidity in 2006 was cash provided from prior financing activities. It is anticipated that the Company will produce cash from operations in 2007 to support our expenditures. Our principal use of liquidity will be to finance any further capital expenditures needed and to provide working capital availability. We do not expect that total capital expenditures for 2007 will amount to more than $700,000. These capital expenditures will be used primarily for equipment.

Should we not continue to be profitable, we will need to finance our operations through other capital financings. We continue to seek, equity financing and/or debt financing in the form of private placements at favorable terms, or the exercise of currently outstanding options or warrants that would provide additional capital. However, such additional financing may not be available to us, when and if needed, on acceptable terms or at all. We intend to retain any future earnings to retire debt, finance the expansion of our business and any necessary capital expenditures, and for general corporate purposes.

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

During the last fiscal year, we issued three unsecured subordinated promissory notes of $0.5 million, $1million, and $1.2 million totaling $2.7 million to a company controlled by a trust to which a director and shareholder of our Company is the beneficiary. The notes bear interest at 9% per annum. The holder of the $1 million and $1.2 million notes issued on September 1, 2006 and June 27, 2006 respectively, has the option to receive payment of principal and all accrued interest in the form of restricted shares of the Company's common stock, par value ($0.001) with cost free piggyback registration rights. Under this repayment option, interest will be calculated at 12% per annum. On January 9, 2007, the Company paid back the $0.5 million subordinated promissory note it had previously issued on November 13, 2006 in the principal amount of $500,000 by paying the Holder the sum of $506,780 in cash, representing $500,000 principal and $6,780 interest. Subsequently, On February 9, 2007, the above two unsecured subordinated promissory notes in the principal amount of $1.0 million and $1.2 million were consolidated into one unsecured subordinated demand note with principal amount of $2,308,148. This Consolidated Note, is due and payable to Holder upon demand. As with the original Promissory Notes, the Consolidated Note will continue to bear interest at a rate of 9% per annum if principal and interest are paid by the Company in cash, or if principal and interest are paid in shares of restricted common stock of the Company, the Consolidated Note will bear interest at a rate of 12% per annum. The Company may prepay the Consolidated Note without penalty at any time.

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

Borrowings under the revolving credit agreement bear interest at 1 1/2 percent above the institution's prime rate. Repayments of the loan are required no later than one year from the date of the advancement of the loan. Obligations under the revolving credit agreement are collateralized by a first-priority lien on the assets of the Company and its subsidiary ESW Canada Inc. including, accounts receivable, inventory, equipment and other tangible and intangible property, including the capital stock of all direct subsidiaries. On April 05, 2007 the company repaid $692,881 that was outstanding on the bank loan including interest that it had previously borrowed in the first quarter. As at June 30, 2007 the Company had $nil outstanding.

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

Our strategy for management of currency risk relies primarily upon conducting our operations in the countries' respective currency and we may, from time to time, engage in hedging intended to reduce our exposure to currency fluctuations. At June 30, 2007, we had no outstanding forward exchange contracts.

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

   31.1      Certification of Chief Executive Officer and
             President pursuant to the Sarbanes-Oxley Act of 2002.

   31.2 Certification of Chief Financial Officer, pursuant to the Sarbanes-Oxley Act of 2002.

   32.1 Certification pursuant to 18 U.S.C. Section 1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   32.2 Certification pursuant to 18 U.S.C. Section 1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(B) Reports on Form 8-K

On May 15, 2007 the Company filed a Current Report on Form 8-K dated May 15, 2007 reporting a press release issued, discussing the financial results for the first quarter ended March 31, 2007.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 10, 2007
Concord, Ontario CANADA

                                    ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.

                                    BY: /S/ DAVID J. JOHNSON
                                        --------------------
                                    DAVID J. JOHNSON
                                    CHIEF EXECUTIVE OFFICER AND PRESIDENT