Form 10KSB/A
period 2006-12-31
ENVIRONMENTAL SOLUTIONS WORLDWIDE INC
filed 2007-11-09
CIK 1082278

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              FORM 10-KSB/A (No.2)

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

                        COMMISSION FILE NUMBER 000-30392

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.

               (Exact name of Company as specified in its charter)

          Florida                                                13-4172059
------------------------------                               ------------------
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

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT. YES [ ] NO [X]

                                EXPLANATORY NOTE

We are filing this Amendment No. 2 to our Annual Report on Form 10-KSB (the "Amended Report") to amend the original auditors report which inadvertently omitted reference to the year 2005 for the income statement, statement of stockholders' deficit, and statement of cash flows.

No attempt has been made in this Amended Report to modify or update other disclosures presented in the prior filings except as required to reflect the item amended in this Amended Report as described above. The remaining portions of the Prior Filings are not affected by this Amendment. This Amended Report does not reflect events occurring after the filing of the Prior Filings or modifies or updates those disclosures. Information not affected by this Amended Report is unchanged and reflects the disclosure made at the time of the filing of the Prior Filings with the Securities and Exchange Commission. Accordingly, this Amended Report should be read in conjunction with our Prior Filings.

ITEM 7. FINANCIAL STATEMENTS



[GRAPHIC OMITTED][GRAPHIC OMITTED]

MINTZ & PARTNERS LLP




             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of Environmental Solutions Worldwide, Inc.
Toronto, Ontario, Canada

We have audited the accompanying consolidated balance sheet of Environmental Solutions Worldwide, Inc. and its subsidiaries as of December 31, 2006 and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the years ended December 31, 2006 and December 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Environmental Solutions Worldwide, Inc. at December 31, 2006, and the results of its operations and its cash flows for each of the years ended December 31, 2006 and December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

Our report previously issued with the consolidated financial statements for December 31, 2006 with comparative figures for December 31, 2005 only addressed December 31, 2006. This report replaces the previously issued audit report and covers both December 31, 2006 and December 31, 2005.

                                                        /S/ MINTZ & PARTNERS LLP
                                                        ------------------------
                                                           Chartered Accountants
Toronto, Ontario
March 28, 2007

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned; thereunto duly authorized this 7th day of November 2007 in the city of Concord, Province of Ontario.

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

SIGNATURES                              TITLE                         DATE

/S/ NITIN M. AMERSEY               CHAIRMAN                     November 7, 2007
----------------------------
NITIN M. AMERSEY

/S/ DAVID J. JOHNSON               PRESIDENT, CHIEF             November 7, 2007
----------------------------       EXECUTIVE OFFICER,
DAVID J. JOHNSON                   AND DIRECTOR

/S/ JOEY SCHWARTZ                  CHIEF FINANCIAL OFFICER      November 7, 2007
----------------------------       AND DIRECTOR
JOEY SCHWARTZ

/S/ MICHAEL F. ALBANESE            DIRECTOR                     November 7, 2007
----------------------------
MICHAEL F. ALBANESE

/S/ JOHN DUNLAP III                DIRECTOR                     November 7, 2007
----------------------------
JOHN DUNLAP

/S/ BENGT G. ODNER                 DIRECTOR                     November 7, 2007
----------------------------
BENGT G. ODNER

EXHIBIT
NUMBER    DESCRIPTION

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