Form 10QSB
period 2007-09-30
ENVIRONMENTAL SOLUTIONS WORLDWIDE INC
filed 2007-11-14
CIK 1082278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-QSB

                        [x] Quarterly report pursuant to
                                  Section 13 or
                             15(d) of the Securities
                          Exchange Act of 1934 for the
                  quarterly period ended - September 30, 2007.

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

The issuer had 72,973,851 shares of common stock, par value $0.001 outstanding as of November 1, 2007.

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.

                                   FORM 10-QSB

                                      INDEX

                          PART I FINANCIAL INFORMATION
                                                                        PAGE NO.

ITEM 1  Financial Statements (unaudited)
        Consolidated Condensed Balance Sheet as of September 30, 2007         F2

        Consolidated Condensed Statements of Operations for the               F3
              Three and Nine Months Ended September 30, 2007 and 2006

        Consolidated Condensed Statement of Changes in Stockholders'          F4
               Equity for the Nine Months Ended September 30, 2007

        Consolidated Condensed Statements of Cash Flows for the               F5
               Nine Months Ended September 30, 2007 and 2006

        Notes to Consolidated Condensed Financial Statements            F6 - F20

ITEM 2  Management's Discussion and Analysis of Operations                     3

ITEM 3  Controls and Procedures                                               17

PART II OTHER INFORMATION

ITEM 6 Exhibits                                                               18



                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)


ASSETS

Current assets
      Cash and cash equivalents (Note 5)                           $  2,687,399
      Accounts receivable (Note 2)                                    1,647,696
      Inventory (Note 6)                                              1,319,662
      Prepaid expenses and sundry assets                                195,919
                                                                   ------------

           Total current assets                                       5,850,676

Property, plant and equipment under construction (Note 7)               136,155

Property, plant and equipment, net of accumulated
      depreciation of $ 2,189,657 (Note 7)                            4,155,597

Patents and trademarks, net of accumulated
      amortization of $1,421,894                                        701,000
                                                                   ------------

                                                                   $ 10,843,428
                                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
      Accounts payable and accrued liabilities                     $    452,457
      Notes payable (Note 9)                                          3,310,737
      Redeemable Class A special shares (Note 10)                       453,900
      Current portion of capital lease obligation (Note 16)              12,877
                                                                   ------------

           Total current liabilities                                  4,229,971

Long Term Liabilities
      Capital lease obligation (Note 16)                                 31,444
                                                                   ------------

           Total liabilities                                          4,261,415
                                                                   ------------

Stockholders' Equity (Note 13)
      Common stock, $0.001 par value, 125,000,000
           shares authorized; 72,973,851 shares
           issued and outstanding                                        72,972
      Additional paid-in capital                                     25,665,761
      Accumulated other comprehensive income                            198,314
      Accumulated deficit                                           (19,355,034)
                                                                   ------------

           Total stockholders' equity                                 6,582,013
                                                                   ------------

                                                                   $ 10,843,428
                                                                   ============


   The accompanying notes are an integral part of these financial statements


                                       F2


                                   ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                           FOR THE THREE AND NINE MONTH PERIOD ENDED SEPTEMBER 30,
                                                 (UNAUDITED)

                                                      NINE MONTHS ENDED             THREE MONTHS ENDED
                                                         SEPTEMBER 30                  SEPTEMBER 30,
                                                    2007            2006            2007            2006
                                                ------------    ------------    ------------    ------------
Revenue
      Net sales                                 $  8,971,030    $    900,252    $  2,443,763    $    496,025

Cost of sales                                      3,226,551         688,852         859,572         284,291
                                                ------------    ------------    ------------    ------------

Gross profit                                       5,744,479         211,400       1,584,191         211,734
                                                ------------    ------------    ------------    ------------

Operating expenses
      Marketing, office and general costs          2,755,657       2,654,858         913,317         936,163
      Research and development costs                 550,642         325,574         257,573          95,533
      Officers' compensation and
        directors fees                             1,095,235         478,255         129,000         118,281
      Consulting and professional fees                41,184          81,167          11,817          32,392
      Foreign exchange loss / (gain)                 155,893         (31,052)        104,942            (758)
      Depreciation and amortization                  823,123         596,546         285,597         247,468
                                                ------------    ------------    ------------    ------------

                                                   5,421,734       4,105,348       1,702,246       1,429,079
                                                ------------    ------------    ------------    ------------

Earnings / (Loss) from operations                    322,745      (3,893,948)       (118,055)     (1,217,345)

Interest on convertible debentures                  (171,636)       (183,000)        (49,636)        (61,000)
Interest on notes payable                           (209,178)        (36,542)        (75,104)        (36,542)
Write down of property, plant
  and equipment and patents                             (140)           --              --              --
Interest Income                                       34,730          32,884          16,406           8,251
                                                ------------    ------------    ------------    ------------

Net (Loss)                                      $    (23,479)   $ (4,080,606)   $   (226,389)   $ (1,306,636)
                                                ============    ============    ============    ============

(Loss) per share                                $       0.00    $      (0.07)   $       0.00    $      (0.02)
                                                ============    ============    ============    ============

Weighted average number of shares outstanding     60,481,262      58,558,615      61,645,511      60,830,197
                                                ============    ============    ============    ============


                  The accompanying notes are an integral part of these financial statements




                                                     F3


                                             ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                          CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                       FOR THE NINE MONTH PERIOD ENDED SEPETEMBER 30, 2007

                                                                             Accumulated
                                                                                Other
                                        Common Stock          Additional    comprehensive   Accumulated
                                    Shares        Amount    Paid-In Capital     income        Deficit            Total

January 1, 2007                   59,753,240   $     59,752   $ 18,243,710   $       --     $(19,331,555)   $ (1,028,093)

Net Loss                                --             --             --             --          (23,479)        (23,479)

Foreign currency translation
  of Canadian subsidiaries              --             --             --          198,314           --           198,314

Stock based compensation                --             --          776,271           --             --           776,271

Common stock issued from
  exercise of options                655,000            655        292,345           --             --           293,000

Common stock issued for
  services                             6,722              6          4,994           --             --             5,000

Issuance of common stock for
  interest on debentures             338,889            339        243,661           --             --           244,000

Issuance of common stock
  for principal on debentures     12,200,000         12,200      6,087,800           --             --         6,100,000

Common stock issued from
  exercise of warrants                20,000             20         16,980           --             --            17,000


                                ------------   ------------   ------------   ------------   ------------    ------------

September 30, 2007                72,973,851   $     72,972   $ 25,665,761   $    198,314   $(19,355,034)   $  6,582,013
                                ============   ============   ============   ============   ============    ============


                              See accompanying notes to the consolidated financial statements


                                                           F4



                             ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30,


                                                                         2007          2006
                                                                     -----------    -----------

Net earnings / (loss)                                                $   (23,479)   $(4,080,606)
                                                                     -----------    -----------

Adjustments to reconcile net loss to net cash
        used in operating activities:
           Depreciation                                                  782,598        483,710
           Amortization                                                  158,974        158,273
        Interest on debentures                                           171,636        183,000
        Interest on notes                                                234,575         36,542
           Amortization of debenture warrant fair value                  123,803        132,000
           Common stock issued for services provided                       5,000           --
        Loss on disposal of property, plant and equipment                    140         15,315
        Stock Based Compensation                                         776,271        122,005
                                                                     -----------    -----------
                                                                       2,252,997      1,130,845
Increase (decrease) in cash flows from operating
        activities resulting from changes in:
           Accounts receivable                                        (1,218,196)        27,173
        Insurance proceeds recoverable                                      --          148,500
           Inventory                                                     386,584       (364,017)
           Prepaid expenses                                              (41,510)        87,772
           Accounts payable and accrued liabilities                     (756,408)       200,605
        Deferred Revenue                                                    --           87,360
                                                                     -----------    -----------
                                                                      (1,629,530)       187,393

                                                                     -----------    -----------

Net cash provided (used) in operating activities                         599,988     (2,762,368)
                                                                     -----------    -----------

Investing activities:
        Property, plant and equipment under construction                 (30,105)      (115,365)
           Acquisition of property, plant and equipment                 (358,242)    (1,865,506)
           Increase in patents and trademarks                            (11,190)        (3,001)
                                                                     -----------    -----------

Net cash used in investing activities                                   (399,537)    (1,983,872)
                                                                     -----------    -----------

Financing activities:
           Notes payable                                                 585,340      2,200,000
           Issuance of common stock, net                                 310,000        201,338
                                                                     -----------    -----------

Net cash provided by financing activities                                895,340      2,401,338
                                                                     -----------    -----------

Net increase (decrease) in cash                                        1,095,791     (2,344,902)

Effect of foreign currency exchange rate on Canadaian subsidiaries       198,314           --

Cash and cash equivalents, beginning of year                           1,393,294      3,083,373
                                                                     -----------    -----------


Cash and cash equivalents, end of period                             $ 2,687,399    $   738,471
                                                                     ===========    ===========


Supplemental disclosures:
Interest received                                                    $    34,730    $    32,884
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

The accompanying consolidated condensed financial statements have been prepared without audit in conformity with generally accepted accounting principles, which contemplate continuation of the company as a going concern. The Company, however, has sustained operating losses and presently lacks a sufficient source of commercial income, which creates uncertainty about the Company's ability to continue as a going concern. The Company's ability to continue operations as a going concern and to realize its assets and to discharge its liabilities is dependent upon obtaining additional financing sufficient for continued operations as well as the achievement and maintenance of a profitable level of operations. Management believes the current business plan if successfully implemented may provide an opportunity for the Company to achieve profitable operations and allow it to continue as a going concern.

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

These statements have not been audited and should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Forms 10-KSB, and amendments thereto, as filed with the Securities and Exchange Commission for the year ended December 31, 2006. The methods and policies set forth in the year-end audited consolidated financial statements are followed in these interim consolidated financial statements.

All adjustments considered necessary for fair presentation and of a normal recurring nature have been included in these interim consolidated financial statements. Revenues and operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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

Accounts Receivable and Concentrations of Credit Risk: The Company performs on-going credit evaluations of its customer's financial condition and generally does not require collateral from those customers. Three customers accounted for 92.0%, 2.1% and 1.3% of the Company's revenue for the nine months ended September 30, 2007. Three customers accounted for 87.4%, 5.5% and 4.0% of the Company's accounts receivable as at September 30, 2007.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is estimated and recorded based on management's assessment of the credit history with the customer and current relationships with them. On this basis management has determined that a reserve of nil was appropriate as at September 30, 2007 and that a nil allowance for doubtful accounts was required as at September 30, 2006.


                                       F7

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

Patents and trademarks are being amortized on a straight-line basis over their estimated life of ten years. Amortization expense for the year ended September 30, 2007 and 2006 were $158,974 and $158,273 respectively.

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

The Company also derives revenue (less than 1.7% of total revenue) from providing air testing and environmental certification services. Revenues from these services are recognized upon performance.

RESEARCH AND DEVELOPMENT

The Company is engaged in research and development work. Research and development costs, other than for the acquisition of capital assets, are charged as operating expense of the Company as incurred. For the nine month period ended September 30, 2007 and 2006 the Company expensed $550,642 and $325,574 respectively towards research and development costs.

The Company when entitled to research grants, will account for these using the cost reduction method. Accordingly, grants are recorded as a reduction of the related expenses or capital expenditure in the period in which those costs are incurred.

                                       F8

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

                                       F9

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

NOTE 6 - INVENTORY

Inventory as at September 30, 2007 are summarized as follows:

                             Raw materials         $   844,623
                             Work-In-Process           278,038
                             Finished goods            197,001
                                                    ----------
                                                    $1,319,662
                                                    ==========


Included in Finished goods Inventory is $161,697 of Generators acquired for resale.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment at September 30, 2007 consists of the following:

                                                               2007
                                                           -----------
                    Plant, machinery and equipment         $ 4,758,362
                    Office equipment                           232,062
                    Furniture and fixtures                     418,344
                    Vehicles                                    12,014
                    Leasehold improvements                     924,472
                                                           -----------
                                                             6,345,254
                    Less: accumulated depreciation          (2,189,657)
                                                           -----------

                                                           $ 4,155,597
                                                           ===========


As at September 30, 2007, the Company had $136,155 of customized equipment under construction.

The office equipment above includes $17,665 in assets under capital lease with a corresponding accumulated depreciation of $6,856 at the period ended September 30, 2007.

The Plant equipment above includes $33,957 in assets under capital lease with a corresponding accumulated depreciation of $2,404 at the period ended September 30, 2007.


                                      F10

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


The Class A special shares are issued by the Company's wholly-owned subsidiary BBL Technologies, Inc. ("BBL") without par value, and are redeemable on demand by the Holder of the shares which is a private Ontario Corporation at $700,000 CDN (which translates to $696,360 USD at September 30, 2007). As the Class A special shares were issued by the Company's wholly-owned subsidiary BBL, the maximum value upon which the Company is liable is the net book value of BBL. As at September 30, 2007 BBL has an accumulated deficit of $ 1,196,288 USD ($1,848,984 CAD as at September 30, 2007) and therefore, the holder would be unable to redeem the Class A special shares at their ascribed value.

NOTE 11 - CONVERTIBLE DEBENTURES

In September 2004, the Company issued $6,100,000 of convertible debentures in which the basis of conversion into the Company's common stock is $0.50 per share. In conjunction with the debentures, the Company issued warrants to purchase an additional 3.05 million shares of common stock at $1.00 per share. The debentures are for a term of three (3) years and earn interest at the rate of 4%, the principal is due at the end of three years from the date of issuance. The Company has computed the fair-value of the warrants utilizing the Black-Scholes method and apportioned the fair value of the debt and warrants accordingly. As a result, the debentures were discounted by $528,000, which is being amortized over the three (3) year life of the debentures. The effective yield on the debentures is 4.38%. The warrant agreements provide that should the company at any time after the date the warrants are first issued sell additional shares of common stock or equivalents below the then current exercise price, then the Company is required to reduce the current exercise price of the warrant to the price of the new issuance (See Note 12). At the Company's option, the interest on the debentures can be paid in cash or in shares of common stock. The Company elected to issue shares of our common stock as payment of interest earned on our 4% convertible debentures issued in September 2004. Therefore a total of 338,889, 387,302 and 348,571 shares of common stock were issued to 10 debenture holders for the $244,000 of accrued interest earned each year through September 13, 2007, 2006 and 2005 respectively. On September 13, 2007, the Convertible Debentures matured. Pursuant to the terms of the Debentures, the Company elected to satisfy the Debentures through the issuance of 12,200,000 shares of the Company's common stock, $0.001 par value.

                                      F12

AMORTIZATION OF THE DISCOUNT:

              Face value of convertible debenture            6,100,000
              Less: Discounted                                (528,000)
                                                           -----------
              Book value upon issuance                     $ 5,572,000
              Amortization of the discount 2004                 52,197
                                                           -----------
              December 31, 2004                            $ 5,624,197
              Amortization of the discount 2005                176,000
                                                           -----------
              December 31, 2005                            $ 5,800,197
              Amortization of the discount 2006                176,000
                                                           -----------
              December 31, 2006                             $5,976,197
              Amortization of the discount for the
              Nine months ended September 30, 2007             123,803
                                                           -----------
                                                           $ 6,100,000
                                                           ===========


NOTE 12 - INCOME TAXES

As at September 30, 2007, there are loss carryforwards for Federal income tax purposes of approximately $16,854,182 available to offset future taxable income in the United States. The carryforwards expire in various years through 2024. The Company does not expect to incur a Federal income tax liability in the foreseeable future. Accordingly, a valuation allowance for the full amount of the related deferred tax asset of approximately $5,898,964 has been established until realizations of the tax benefit from the loss carryforwards are assured.

Additionally, as at September 30, 2007, the Company's two wholly owned Canadian subsidiaries had loss carryforwards of approximately $381,019 that may be used, in future periods, to offset taxable income. The carryforwards expire in various years through 2027. The deferred tax asset of approximately $137,548 has been fully offset by a valuation allowance until realization of the tax benefit from the loss carryforwards are assured.

                                      F13

                                         For the period ended September 30, 2007

       Statutory tax rate:

               U.S                                                        35.0%
               Foreign                                                    36.1%

       Income (loss) before income taxes:

               U.S                                                 $(3,835,653)
               Foreign                                               3,812,174
                                                                   ------------
                                                                   $   (23,479)
                                                                   -----------
       Expected income tax recovery                                $    33,716

       Differences in income taxes resulting from:

               Depreciation (Foreign operations)                        66,798
               Stock Based Compensation                                271,695
                                                                   -----------
                                                                   $   372,209
       Benefit of losses not recognized                               (372,209)
                                                                   -----------
       Income tax provision (recovery) per financial statements    $         0
                                                                   -----------


Deferred income tax assets and liabilities consist of the following temporary difference:

                                                        As at September 30, 2007

        Assets
                   Capital Assets - Tax Basis
                     (Foreign operations only)                      $ 1,592,416
                   Capital Assets - Book Value
                     (Foreign operations only)                       (1,878,328)
                                                                    -----------
                   Net Capital Assets                               $  (285,912)
                   Tax loss carry forwards                           17,235,201
                                                                    -----------
        Net temporary differences (foreign operations only)         $16,949,289
                   Valuation Allowance                              (16,949,289)
                                                                    -----------
                   Carrying Value                                   $         0
                                                                    ===========


                                      F14

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

In August 2007, the Company received $190,000 for the exercise of 380,000 options exercisable at $0.50 per share and issued 380,000 shares of common stock.

On September 20, 2007 the Company issued 338,889 shares of common stock, as payment for $244,000 of accrued interest through September 13, 2007 as per the terms of the debentures. (see Note 11)

On September 20, 2007, the Company issued 12,200,000 shares of the Company's common stock, $0.001 par value as payment of principal on the Convertible Debentures which matured. (see Note 11)

On September 20, 2007 the Company received $17,000 for the exercise of 20,000 warrants to purchase 20,000 shares of common stock.

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

A total of $776,271 and 122,005 for stock based compensation has been recorded as at September 30, 2007 and 2006 respectively. The Company used the simplified method for computing the expected term of the option.



A summary of option transactions, including those granted pursuant to the terms of certain employment and other agreements is as follows:


                                                  STOCK              WEIGHTED
                                                 PURCHASE             AVERAGE
                                                 OPTIONS          EXERCISE PRICE
                                             ----------------    ---------------

            Outstanding, January 1, 2006         5,456,667             $0.59
            Expired                                (85,000)           ($0.60)
            Exercised                             (125,000)           ($0.25)
                                                ----------            ------
            Outstanding, December 31, 2006       5,246,667             $0.60
            Granted                              2,450,000             $0.71
            Expired                                (45,000)            $0.50
            Exercised                             (655,000)           ($0.40)
                                                ----------            ------
            Outstanding, September 30, 2007      6,996,667             $0.65


At September 30, 2007, the outstanding options have a weighted average remaining life of 36 months.

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

At September 30, 2007, the Company had outstanding options as follows:

                NUMBER OF SHARES        EXERCISE PRICE      EXPIRATION DATE
                ----------------        --------------      ---------------
                         250,000            0.27            August 6, 2013
                          50,000            0.45            April 20, 2009
                         500,000            0.50            May 1, 2009
                       1,750,000            0.50            August 11, 2009
                         150,000            0.50            December 1, 2009
                         150,000            0.50            July 31, 2008
                          35,000            0.50            January 6, 2008
                         666,667            0.66            September 10,2008
                         300,000            0.71            February 16, 2010
                       2,150,000            0.71            February 16, 2012
                         200,000            1.00            July 31, 2008
                         795,000            1.00            December 31, 2010
                 ---------------
                       6,996,667
                 ---------------

Warrants issued in connection with various private placements of equity securities, are treated as a cost of capital and no income statement recognition is required. A summary of warrant transactions is as follows:

                                                                    WEIGHTED
                                                     WARRANT        AVERAGE
                                                      SHARES     EXERCISE PRICE
                                                    ----------   --------------
           Outstanding, January 1, 2006              8,234,855      $   1.14
           Granted                                        --             --
           Exercised                                (1,912,355)     ($  0.25)
                                                     ----------      --------
           Outstanding, December 31, 2006            6,322,500      $   0.93
           Granted                                        --             --
           Exercised                                    20,000           .85
           Expired                                   3,030,000           .85
                                                     ----------      --------
           Outstanding, September 30, 2007           3,272,500      $   1.28
                                                     ----------      --------

                                      F17

Outstanding warrants as of September 30, 2007:

           NUMBER OF WARRANT SHARES     EXERCISE PRICE       EXPIRATION DATE
           ------------------------     --------------       -----------------

                1,300,000                  0.90    (A)       April 21, 2008
                  200,000                  2.00              April 21, 2008
                  200,000                  3.00              April 21, 2008
                1,202,500                  0.90    (A)       July 5, 2008
                  185,000                  2.00              July 5, 2008
                  185,000                  3.00              July 5, 2008
                ---------
                3,272,500
                ---------


(A) Contain certain anti-dilution provisions.

On June 23, 2005, the company, with shareholder approval, amended its 2002 Stock Option Plan, to increase the underlying shares available under the plan to 5,000,000 shares of common stock.

NOTE 15 - RELATED PARTY TRANSACTIONS

In September 2004, a company controlled by a trust of which a director and shareholder is the beneficiary, purchased $1.25 million of convertible debentures in which the basis of conversion into our common stock is $0.50 per share, which included warrants to purchase an additional 625,000 shares of common stock at $0.85 per share. The debentures are for a term of three (3) years and earn interest at the rate of 4% per annum. In accordance with the terms of the debentures, 220,238 shares of our common stock were issued as payment of the first second and third year's interest earned. On September 13, 2007, the Convertible Debenture matured. Pursuant to the terms of the Debentures, the Company elected to satisfy the Debentures through the issuance of 2,500,000 shares of the Company's common stock, $0.001 par value.

Effective February 9, 2007 a company controlled by a trust of which a director and shareholder is the beneficiary consolidated two unsecured subordinated promissory notes in the principal amount of $1.2 million and $1.0 million and accrued interest into one unsecured subordinated demand note with principal amount of $2,308,147. Total interest accrued on the consolidated note for the period amounted to $132,607.(See Note 9).

On February 15, 2007 the Company issued a $500,000 unsecured subordinated demand promissory note to a member of the Company's Board of Directors. On March 7, 2007 the Company entered into an agreement whereby it borrowed an additional sum of $500,000 and consolidated this sum with the principal and accrued interest of the $500,000 unsecured demand promissory note previously issued on February 15, 2007. This Consolidated Note is in the principal amount of $1,002,589. Total interest accrued on the consolidated note for the period amounted to $51,173. (See Note 9).

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

The following breakdown is the total, of the minimum annual lease payments, for both leases.

                         2007        121,240
                         2008        491,292
                         2009        497,624
                         2010        173,400


CAPITAL LEASE OBLIGATION

The Company is committed to the following lease payments in connection with the acquisition of capital assets under capital leases:

                  2007                                         4,360
                  2008                                        17,440
                  2009                                        17,440
                  2010                                        10,296
                  2011                                         2,250
                  2012                                           937
                                                          ----------
                                                           $  52,723

                  Less imputed interest                       (8,402)
                                                           ---------
                  Total obligation under capital lease        44,321

                  Less current portion                       (12,877)
                                                           ---------
                  Total long-term portion                  $  31,444
                                                           =========

                                      F19

The Company has incurred $1,413 interest expense on capital leases for the period.

NOTE 17 - COMPARATIVE FIGURES

Certain 2006 figures have been reclassified to conform to the financial statements presentation adopted in 2007.


                                      F20

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

The following discussion should be read in conjunction with our Financial Statements and Notes thereto included elsewhere in this Report.

This Form 10-QSB contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of our business. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release any modifications or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we caution investors that actual financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, us. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. This report should be read in conjunction with our Annual Report on Forms 10-KSB, and amendments thereto for the year ended December 31, 2006 as filed with the Securities and Exchange Commission.

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

In March, 2007 we announced that the Company's wholly owned subsidiary ESW Canada Inc. (ESWC), received an order for its proprietary heat/infrared reduction and exhaust shielding system branded SCAT-IR-SHIELD(TM) valued at US $7.4 M. The 1000 units were completed on time and were delivered according to schedule thoughout the first three quarters of this year. This innovative technology, designed by ESWC's engineering/design division, operates in combination with the Company's proprietary STLTH CAT(TM), a high performance catalyzed military muffler.

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

COMPARISON OF THREE MONTH PERIOD ENDED SEPTEMBER 30, 2007 TO THREE MONTH PERIOD ENDED SEPTEMBER 30, 2006 RESULTS OF OPERATIONS

The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Forms 10-KSB, and amendments thereto for the year ended December 31, 2006.

Revenues for the three month period ended September 30, 2007 increased by $1,947,738 or 392.7 percent, to $2,443,763 from $496,025 for the three month period ended September 30, 2006. There was a net loss for the quarter which amounted to $226,389. This quarter saw the continuation of sales into the military market as we completed the delivery on our contract for our Scat-R-shield.

Cost of sales as a percentage of revenues for the three month period ended September 30, 2007 was 35.2 percent compared to 57.3 percent for the three month period ended September 30, 2006. The gross profit for the three month period ended September 30, 2007 was 64.8 percent as compared to a gross profit of 42.7 percent for the three month period ended September 30, 2006. There are two primary reasons for the increase in gross margins. Firstly, delivery of contract orders in the current period enabled us to produce more efficiently and with economies of scale over the prior year. And secondly, we were able to generate higher margins on product that are proprietary to us, by selling for higher prices.

Marketing, office and general expenses for the three month period ended September 30, 2007 showed a decrease by $22,846 or 2.4 percent, to $913,317 from $936,163 for the three month period ended September 30, 2006. The decrease is primarily due to an increase in sales and marketing expenses of $4,922, an increase in general expenses of 13,625, an increase in salaries and wages of $76,119 as we added more sales administrative staff and an increase in investor relations of $22,914 as the company attended investor relations shows These increases were offset by decreases in the following categories. Plant related expenses deceased by $132,229 as we did not have the setup expenses as in the prior period. We also had $8,197 less in debt amortization expense as the debt has matured during the later part of the quarter. As a percentage of revenue, marketing, office and general expenses decreased to 37.4 percent for the three month period ended September 30, 2007 compared to 188.7 percent for the three month period ended September 30, 2006.

We experienced an increase in research and development costs as the company invests in future products. For the three month period ended September 30, 2007 research and development costs increased by $162,040 or 169.6 percent to $257,573 from $95,533 for the three month period ended September 30, 2006. As a percentage of revenue R & D expense decreased to 10.5 percent for the three month period ended September 30, 2007 compared to 19.3 percent for the three month period ended September 30, 2006.

Officer's compensation and director's fees for the three month period ended September 30, 2007 increased by $10,719 or 9.1 percent, to $129,000 from $118,281 for the three month period ended September 30, 2007. As a percentage of revenue, officer's compensation and director's fees decreased to 5.3 percent for the three month period ended September 30, 2007, compared to 23.8 percent for the three month period ended September 30, 2006.

Consulting and professional fees for the three month period ended September 30, 2007 decreased by $20,575 or 63.5 percent, to $11,817 from $32,392 for the three month period ended September 30, 2006. As a percentage of revenue, consulting and professional fees decreased to 0.5 percent for the three month period ended September 30, 2007, compared to 6.5 percent for the three month period ended September 30, 2006.

Foreign exchange loss for the three month period ended September 30, 2007 amounted to $104,942 as a result of the strengthening of the Canadian Dollar to the United States Dollar.

Depreciation and amortization expense for the three month period ended September 30, 2007 increased by $38,129, or 15.4 percent to $285,597 from $247,468 for the three month period ended September 30, 2006. The increase in depreciation was due to the additional purchases of property, plant and equipment, in the current period and depreciation on equipment purchase during fiscal 2006.

Interest expense on long-term debt was $49,636 for the three month period ended September 30, 2007, as compared to $61,000 with the three month period ended September 30, 2006. In September 2004, we issued $6.1 million of convertible debentures in which the basis of conversion into our common stock is $0.50 per share, which includes warrants to purchase an additional 3.05 million shares of common stock at $1.00 per share which subsequently have been adjusted to $0.85 effective April 21, 2005. The debentures are for a term of three (3) years and earn interest at the rate of 4% per annum. The debentures matured September 13, 2007.

Interest expense on notes payable was $75,104 for the three month period ended September 30, 2007 as compared to $36,542 for the three month period ended September 30, 2006. During the current year, we consolidated two unsecured subordinated promissory notes previously issued in the principal amount of $1 million, and $1.2 million and accrued interest into one unsecured subordinated demand note with principal amount of $2,308,148, to a company controlled by a trust to which a director and shareholder of our Company is the beneficiary. The note bears interest at 9% per annum. The holder of the consolidated note has the option to receive payment of principal and all accrued interest in the form of restricted shares of the Company's common stock, (par value $0.001) with cost free piggyback registration rights. Under this repayment option, interest will be calculated at 12% per annum. As well the Company issued a $500,000 unsecured subordinated demand promissory note to a member of the Company's Board of Directors and subsequently entered into an agreement whereby it borrowed an additional sum of $500,000 and consolidated this sum with the principal and accrued interest of the $500,000 unsecured demand promissory note previously issued. This Consolidated Note is in the principal amount of $1,002,589 and bears interest at a rate of 9% per annum and is payable upon demand. The Company may repay the Consolidated Note without penalty at any time.

COMPARISON OF NINE MONTH PERIOD ENDED SEPTEMBER 30, 2007 TO NINE MONTH PERIOD ENDED SEPTEMBER 30, 2006

RESULTS OF OPERATIONS.

Revenues for the nine month period ended September 30, 2007 increased by $8,070,778 or 896.5 percent, to $8,971,030 from $900,252 for the nine month period ended September 30, 2006. Net loss for the nine month period amounted to $23,479. The Company had non-cash expenses, totaling $2,252,997 which includes depreciation, amortization, amortization of the fair value of the debenture warrant stock based compensation and others.

Cost of sales as a percentage of revenues for the nine month period ended September 30, 2007 was 36.0 percent compared to 76.5 percent for the nine month period ended September 30, 2006. The gross profit for the nine month period ended September 30, 2007 was 64.0 percent as compared to a gross profit of 23.5 percent for the nine month period ended September 30, 2006. There are two primary reasons for the increase in gross margins. Firstly, larger contracts in the current period enabled us to produce more efficiently and with economies of scale over the prior year. And secondly, we were able to generate higher margins on product that are proprietary to us, by selling for higher prices.

Marketing, office and general expenses for the nine month period ended September 30, 2007 saw an increase by $100,799 or 3.8 percent, to $2,755,657 from $2,654,858 for the nine month period ended September 30, 2006. The increase is primarily due to an increase in administrative salaries of $164, 936, partially attributed to stock based compensation of $65,941, as the company added more staff, an increase in investor relations of $129,377 as the company attended more investor shows, and an increase in general expenses of $9,252. These increases were offset by decreases in the following categories. Plant related expenses decreased by $47,946, a decrease in sales and marketing expense of $146,623 as the company had a major show in 2006 which was not repeated this period and a reduction in debt warrant amortization expense of $8,197 the debt has matured during the later part of this period. As a percentage of revenue, marketing, office and general expenses decreased to 30.7 percent for the nine month period ended September 30, 2007 compared to 294.9 percent for the nine month period ended September 30, 2006.

We experienced an increase in research and development costs. For the nine month period ended September 30, 2007 research and development costs increased by $225,068 or 69.1 percent to $550,642 from $325,574 for the nine month period ended September 30, 2006. As a percentage of revenue research and development expense decreased to 6.1 percent for the nine month period ended September 30, 2007 compared to 36.2 percent for the nine month period ended September 30, 2006.

Officer's compensation and director's fees for the nine month period ended September 30, 2007 increased by $616,980 or 129.0 percent, to $1,095,235 from $478,255 for the nine month period ended September 30, 2006. As a percentage of revenue, officer's compensation and director's fees decreased to 12.2 percent for the nine month period ended September 30, 2007, compared to 53.1 percent for the nine month period ended September 30, 2006. Stock based compensation amounted to $710,330 in the current period compared to $122,005 in the prior period. On February 13, 2007 the board of directors approved the aggregate award of 2,450,000 stock options to eight employees, two executive officer/directors and four outside directors. The options have immediate vesting with an exercise price of $0.71 per share (fair-market value at the date of grant) with exercise ranging from nine and five years from the date of award.

Consulting and professional fees for the nine month period ended September 30, 2007 decreased by $39,983 or 49.3 percent, to $41,184 from $81,167 for the nine month period ended September 30, 2006. As a percentage of revenue, consulting and professional fees decreased to 0.5 percent for the nine month period ended September 30, 2007, compared to 9.0 percent for the nine month period ended September 30, 2006.

Foreign exchange loss for the nine month period ended September 30, 2007 amounted to $155,893 as a result of the strengthening of the Canadian Dollar to the United States Dollar.

Depreciation and amortization expense for the nine month period ended September 30, 2007 increased by $226,577, or 38.0 percent to $823,123 from $596,546 for the nine month period ended September 30, 2006. The increase in depreciation was due to the additional purchases of property, plant and equipment, in the current period and depreciation on equipment purchase during fiscal 2006.

Interest expense on long-term debt was $171,636 for the nine month period ended September 30, 2007 as compared to $183,000 for the nine month period ended September 30, 2006. In September 2004, we issued $6.1 million of convertible debentures in which the basis of conversion into our common stock is $0.50 per share, which includes warrants to purchase an additional 3.05 million shares of common stock at $1.00 per share which subsequently have been adjusted to $0.85 effective April 21, 2005. The debentures are for a term of three (3) years and earn interest at the rate of 4% per annum. The debentures matured September 13, 2007.

Interest expense on notes payable was $209,178 for the nine month period ended September 30, 2007 as compared to $36,542 for the nine month period ended September 30, 2006. During the current year, we consolidated two unsecured subordinated promissory notes previously issued in the principal amount of $1 million, and $1.2 million and accrued interest into one unsecured subordinated demand note with principal amount of $2,308,148, to a company controlled by a trust to which a director and shareholder of our Company is the beneficiary. The note bears interest at 9% per annum. The holder of the consolidated note has the option to receive payment of principal and all accrued interest in the form of restricted shares of the Company's common stock, par value ($0.001) with cost free piggyback registration rights. Under this repayment option, interest will be calculated at 12% per annum. As well the Company issued a $500,000 unsecured subordinated demand promissory note to a member of the Company's Board of Directors and subsequently entered into an agreement whereby it borrowed an additional sum of $500,000 and consolidated this sum with the principal and accrued interest of the $500,000 unsecured demand promissory note previously issued. This Consolidated Note is in the principal amount of $1,002,589 and bears interest at a rate of 9% per annum and is payable upon demand. The Company may prepay the Consolidated Note without penalty at any time.

LIQUIDITY AND CAPITAL RESOURCES

Prior to 2007, our principal sources of operating capital have been the proceeds from our various financing transactions. As of September 30, 2007, the Company had cash and cash equivalents of $ 2,687,399.

Net Cash provided by operating activities for the for the nine month period ended September 30, 2007 amounted to $599,988. This amount was attributable to the loss of $23,479 plus non cash expenses such as depreciation, amortization, amortization of the fair value of the debenture warrant, stock based compensation and others of $2,252,997 and an decrease in net operating assets and liabilities of $1,629,530.

Net Cash used in investing activities was $399,537 for the nine month period ended September 30, 2007 as compared to $1,983,872 for the nine month period ended September 30, 2006.

Net cash provided by financing activities totaled $895,340 for the nine month period ended September 30, 2007 as compared to $2,401,338 for the nine month period ended September 30, 2006. During the nine month period ended September 30, 2007, $585,340 was received by way of notes payable, $310,000 through the exercise of options and warrants. For the nine month period ended September 30, 2006, $2,200,000 was received by way of notes payable and $201,338 was received through exercise of options.

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

Due to the success of the STLTH Cat(TM) diesel mufflers order shipped in 2006, we were commissioned by the military with the design and development of a proprietary heat and infrared reduction shield system, branded as the Scat-R-shield. A contract order for 7.4 million dollars has been received and included in sales for the third quarter are the last 300 of these units. The program was delivered as ordered and on time.

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

Effective March 20, 2007, the Company's subsidiary, ESW Canada entered into a $2.5 Million revolving credit facility with Royal Bank of Canada, to finance orders on hand. This credit line will provide the Company with the necessary working capital to complete larger contracts. On November 2, 2007 the credit facility which originally had an expiry date of November 30, 2007 has been extended to June 30, 2008.

The capital expenditures made and our intent to capitalize on an anticipated increase in demand for our products are the steps that we have taken to become profitable and generate positive cash flow. Based on our current operating plan, management believes that at September 30, 2007 cash balances, anticipated cash flows from operating activities, and, if necessary or appropriate, borrowings under our credit facility and other available financing sources, such as the issuance of debt or equity securities will be sufficient to meet our working capital needs on a short-term basis for at least the next twelve months. Overall, capital adequacy is monitored on an ongoing basis by our management and reviewed quarterly by the Board of Directors.

Our industry is capital intensive and there is a timing issue bringing product to market which is considered normal for our industry. We continue to spend money on research and development to prove up our technologies and bring them to the point where our customers have a high confidence level allowing them to place larger orders. The length of time a customer needs cannot be exactly predetermined and as a result, during 2006, we sustained an operating loss as a result of not generating sufficient sales to generate a profit from operations. Although this indicated a potential working capital deficiency and a possibility of the company's ability to continue to operate as going concern, management does not we believe that this is of a substantial financial concern as we have a good history of receiving capital infusion when needed. More significantly, we believe that the revenue trend will increase. As previously stated, we have received a large order for one of our products that has gained acceptance, our Scat-R-Shield, for 7.4 million which has been successfully shipped during the first 3 quarters of this year.

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

The principal of this debenture is payable in U.S. currency or, at our option, in shares of common stock, par value $0.001 per share, at $0.50 per share. At our option, interest on the debenture is payable in cash or shares of common stock under a conversion formula as provided in the debenture. We elected to issue shares of our common stock as payment of the first, second and third year's interest earned on our 4% convertible debentures issued in September 2004. A total of 338,889, 387,302 and 348,571 shares of common stock were issued to 10 debenture holders for the $244,000 of accrued interest earned each year through September 13, 2007, 2006 and 2005 respectively. On September 13, 2007, the Convertible Debentures matured. Pursuant to the terms of the Debentures, the Company elected to satisfy the Debentures through the issuance of 12,200,000 shares of the Company's common stock, $0.001 par value.

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

Effective March 20, 2007 the Company's subsidiary, ESW Canada Inc. entered into a revolving credit agreement ("Revolving Credit Agreement") with a Canadian banking institution to provide for up to $2.5 million in secured revolving loans. The Company's revolving credit agreement allows for available borrowings of up to $2.5 million, to cover direct costs such as material and labour for specific sales orders. The facility has been guaranteed to the bank under Export Development Canada's (EDC) pre shipment financing program. Subject to the loan amount outstanding at any given time the company considers the total cost of the financing to be on favorable terms. On November 2 the credit facility which originally had an expiry date of November 30, 2007 has been extended to June 30, 2008.

Borrowings under the revolving credit agreement bear interest at 1 1/2 percent above the institution's prime rate. Repayments of the loan are required no later than one year from the date of the advancement of the loan. Obligations under the revolving credit agreement are collateralized by a first-priority lien on the assets of the Company and its subsidiary ESW Canada Inc. including, accounts receivable, inventory, equipment and other tangible and intangible property, including the capital stock of all direct subsidiaries. As at September 30, 2007 the Company had $nil outstanding.

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

Adjustments resulting from our foreign Subsidiaries' financial statements are included as a component of other comphehensive income within stockholders equity.

Our strategy for management of currency risk relies primarily upon conducting our operations in the countries' respective currency and we may, from time to time, engage in hedging intended to reduce our exposure to currency fluctuations. At September 30, 2007, we had no outstanding forward exchange contracts.

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

31.1 Certification of Chief Executive Officer and President pursuant to the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer, pursuant to the Sarbanes-Oxley Act of 2002.

32.1 Certification pursuant to 18 U.S.C. Section 1350, as amended pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification pursuant to 18 U.S.C. Section 1350, as amended pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

(B) Reports on Form 8-K

On August 14, 2007 the Company filed a Current Report on Form 8-K dated August 14, 2007 reporting a press release issued, discussing the financial results for the Second quarter ended June 30, 2007.

On September 19, 2007 the Company filed a Current Report on Form 8-K dated September18, 2007 reporting the maturity of the Company's three (3) year 4% Convertible Debentures with a principal maturity amount of $6,100,000 and the satisfaction of the Debentures through the issuance of 12,200,000 shares of the Company's common stock, $0.001 par value (the "Common Stock") as well as the final interest payment due under the Debentures through the issuance of an aggregate of 338,889 shares of its Common Stock to the Debenture holders.

On November 8, 2007 the Company filed a Current Report on Form 8-K dated November 8, 2007 reporting an extension to the term of the Commercial loan agreement with Royal bank of Canada.

On November 9, 2007 the Company filed a Current Report on Form 8-K dated November 9, 2007 reporting an amendment to the 10KSB filed for 2006.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: November 9, 2007
Concord, Ontario Canada

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.

                                   BY: /S/ DAVID J. JOHNSON
                                       --------------------
                                   DAVID J. JOHNSON
                                   CHIEF EXECUTIVE OFFICER AND PRESIDENT