Form 10KSB
period 2007-12-31
ENVIRONMENTAL SOLUTIONS WORLDWIDE INC
filed 2008-03-31
CIK 1082278

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR

                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  for the fiscal year ended - December 31, 2007

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

Indicate by check mark whether the issuer is NOT required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

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

The issuer's revenues for its most recent fiscal year were $9,310,504

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $16,637,347 as of March 25, 2008 based upon the closing sale price reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the registrant.

There were 72,973,851 shares of the registrant's Common Stock outstanding as of March 25, 2008.

The following documents are incorporated by reference into this Form 10-KSB: The issuer's Schedule 14(a) Proxy Statement for its Annual Meeting of Shareholders for the Fiscal Year ended December 31, 2007 to be filed within one hundred and twenty (120) days of the end of the issuer's fiscal year or by April 29, 2008.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT. YES [ ] NO [X]

INDEX

                                     PART I
                                    PAGE NO.

    ITEM 1   Description of Business ........................................  2
    ITEM 2   Description of Property ........................................ 21
    ITEM 3   Legal Proceedings .............................................. 21
    ITEM 4   Submission of Matters to a Vote of Security Holders ............ 21

                                     PART II
    ITEM 5   Market for Common Equity and Related Stockholder Matters ....... 21
    ITEM 6   Management's Discussion and Analysis ........................... 23
    ITEM 7   Financial Statements ................................ F-1 thru F-22
    ITEM 8   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ....................................... 44
    ITEM 8A  Controls and Procedures ........................................ 44
    ITEM 8B  Other Information .............................................. 45

                                    PART III
    ITEM 9   Directors, Executive Officers, Promoters and Control Persons
             Compliance with Section 16 (a) of the Exchange Act ............. 46
    ITEM 10  Executive Compensation ......................................... 46
    ITEM 11  Security Ownership of Certain Beneficial Owners and Management . 46
    ITEM 12  Certain Relationships and Related Transactions ................. 46
    ITEM 13  Exhibits ....................................................... 46
    ITEM 14  Principal Accountant Fees and Services ......................... 46

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




ITEM 1. DESCRIPTION OF THE BUSINESS

GENERAL

Environmental Solutions Worldwide, Inc. ("ESW"), was formed in 1987 in the State of Florida as BBC Stock Market, Inc. ("BBC") as a development stage enterprise. ESW did not engage in any significant business until January 1999 when it acquired all of the issued and outstanding shares of BBL Technologies Inc., a private company based in Ontario, Canada ("BBL"). BBC subsequently changed its name to Environmental Solutions Worldwide, Inc. From 1999 to 2001, ESW was a development stage company. In 2005, ESW relocated offices to its present location, along with its new high volume manufacturing facility located at 335 Connie Crescent, Concord, Ontario L4K 5R2 Canada. Our research and development and testing facility is located in Montgomeryville, Pennsylvania. ESW's main telephone number is (905) 695-4142.

ESW, through its wholly owned subsidiaries, is engaged in the design, development, manufacturing and sales of environmental technologies and testing services with its primary focus on the international on-road and off-road market. ESW currently manufactures and markets a diversified line of catalytic emission control products and support technologies for diesel, gasoline and alternative fueled engines. Our main line of business is the production of catalyzed substrates as an integral part of our catalytic converter systems and diesel oxidation catalyst systems. We serve original equipment vehicle manufacturers ("OEMs"), as well as the retrofit and aftermarket sectors of the industry.

ESW operates through three wholly owned subsidiaries:

ESW America Inc. (a Delaware corporation) is our technical, research and development division. ESW America houses our U.S. Environmental Protection Agency ("EPA") and California Air Resources Board ("CARB") recognized engine emissions testing laboratory and certification services known under the trade name "Air Testing Services(TM) ("ATS"). ATS is also recognized by Mine Safety and Health Administration ("MSHA") as being capable of performing verification testing on diesel engine aftertreatment devices. ESW America's capabilities include certification and verification of internal combustion and compression engines ranging from 0.5 to 600 horse power as well as vehicle chassis testing capabilities up to 1000 horse power. ESW America also houses our catalyst coating and development laboratory. ESW America is a fully compliant ISO 9001:2000 certified manufacturing and laboratory testing facility.

ESW Canada Inc. (an Ontario corporation) serves as our high volume production and substrate manufacturing facility, as well as houses our sales division, managing all sales and marketing globally for our catalytic product lines as well as our development and testing services. ESW Canada houses our manufacturing line for all of our military products including the Stlth Cat(TM) and Scat-IR-Shield(TM) exhaust shielding technology. ESW Canada is a fully compliant ISO 9001:2000 certified manufacturing facility.

ESW Technologies Inc. (a Delaware corporation) holds our intellectual property, and/or rights to the same.

We maintain a website at http://www.cleanerfuture.com. Information contained on our website is not incorporated into this document. Annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, all amendments to those reports and other information about us are available free of charge as soon as the reports are electronically filed with the Securities and Exchange Commission ("SEC") from the SEC's website at www.sec.gov.

INDUSTRY TRENDS

Diesel Particulate Matter ("PM") is a potent global warming agent, and has been identified to cause cancer and other respiratory problems.

The burning of Diesel fuel is responsible for more than half of the black carbon emissions in the U.S. and about 30% globally. Diesel soot causes visibility reduction and is a potent greenhouse agent involved in global warming second to carbon dioxide. Reducing emissions from diesel engines is one of the most important air quality challenges facing the world. Even with EPA's more stringent heavy-duty highway and nonroad engine standards set to take effect over the next decade, millions of diesel engines already in use will continue to emit large amounts of nitrogen oxides, particulate matter and air toxics, which contribute to serious public health problems. These emissions are linked to thousands of premature deaths, hundreds of thousands of asthma attacks, millions of lost work days, and numerous other health impacts every year.

Our performance and growth is directly related to certain trends within the global market. There is a need to reduce harmful emissions exhausting from all types of combustion and compression engines. The global response and efforts by world governments, has been and will continue to be, to implement the legislative requirements upon both manufacturers as well as re-sellers of both combustion, and compression engines, to reducing the emissions being emitted from these engines into our environment, by complying with stringent regulations.

Compression and combustion engines include on road applications such as cars, trucks and buses, as well as numerous off road applications such as construction equipment, farm equipment, industrial equipment, lawn and garden equipment, railway trains, mining equipment and recreational vehicles.

The U.S. Environmental Protection Agency (EPA), the California Air Resources Board (CARB) and the Mine Safety and Health Administration (MSHA) as well as individual country environmental agencies continue to place great emphasis on compliance with emission reduction standards.

Both the U.S. Federal and California regulatory bodies currently impose stringent emission control requirements on motor vehicles sold in their respective jurisdictions and it is anticipated that these emission requirements will become even more stringent in the future. As a result, we believe that the markets for off-road vehicles, utility engines and retrofitting existing vehicles will have great potential for our products in future years.

The near future market size for retrofit projects in the U.S. is estimated to be approximately $7.2 billion, in 2006 dollars. More than approximately $2.5 billion alone in California, followed by the North-East States and Texas. As of today, sixteen U.S. states have committed to voluntarily adopt California's stricter regulations to control greenhouse gas emissions.

U.S. authorities have announced significant funding to reduce emissions from trucks, buses, municipal vehicles, port & construction equipment, stationary sources, as well as recreational vehicles all of which are required to meet current and near future emission standards. New and used vehicles that do not meet these criteria will no longer be sold in parts of the U.S., and operators of existing non compliant vehicles will be subjected to heavy fines and vehicle shutdown.

Over the last five years, the EPA has brought forward a number of very successful innovative programs all designed to reduce emissions from diesel fleets. In conjunction with state and local governments, public interest groups, and industry partners, the EPA has established a goal of reducing emissions from the over 11 million diesel engines in the existing fleets by 2014. Looking at these engines, the EPA determined there were general sectors that provided the best opportunity to obtain significant reductions. These sectors are school buses, ports, construction, freight, and agriculture. In addition, school buses were identified as an area where diesel emission control can greatly help a susceptible population. The EPA offers numerous programs in order to provide technical and financial assistance to stakeholders interested in reducing their fleets' emissions effectively and efficiently thus creating demand for our products. The National Clean Diesel Funding Assistance Program is funded at $27.6 million for 2008. The EPA's Regional offices will administer competitions to deploy EPA or CARB verified and certified technologies to significantly reduce diesel emissions from existing fleets.

Additionally, the EPA has established a nitrogen dioxide (NO2) limit for diesel retrofit technologies verified under the EPA's National Clean Diesel Campaign
(NCDC) Retrofit Technology Verification Program. Effective January 1, 2009, the EPA is implementing an NO2 increase limit that is harmonized with the requirements for retrofit technologies by the California Air Resources Board. This requirement limits the increase in NO2 emissions associated with retrofit technologies to levels no greater than 20% above baseline engine levels.

This new resolution was made in an EPA "Dear Manufacturer" letter dated December 20, 2007. For existing EPA verified technologies, manufacturers must submit NO2 data to EPA prior to November 1, 2008 or those technologies will be removed from the Verified Technology List. Data previously submitted and approved by CARB may also be submitted to EPA to demonstrate compliance with these limits. EPA will update the Verified Technology List to indicate which technologies have demonstrated compliance with the NO2 limit.

The California Air Resources Board has adopted a pioneering regulation aimed at reducing toxic and cancer-causing diesel emissions from the state's estimated 180,000 "off-road" vehicles used in construction, mining, airport ground support and other industries. The requirements and deadlines vary depending on fleet size. For Large fleets, with over 5000 horsepower, which equates to approximately 15-20 machines, must begin complying in 2010. Affected vehicles include bulldozers, loaders, backhoes and forklifts, as well as many other self-propelled off-road diesel vehicles. CARB's action also sets the stage for efforts to develop similar requirements for the hundreds of thousands of on-road trucks that travel on California's roads every day. This is called the "1B Goods Movement program".

On May, 18, 2006, Mine Safety and Health Administration promulgated its final rule on Diesel Particulate Matter (DPM) Exposure of Underground Metal and Nonmetal Miners, phasing in the final diesel particulate matter (DPM) exposure limit over a 2-year period and will be come effective May 20, 2008. The May 18, 2006 final rule requires mine operators to ensure that the miners' personal exposures to DPM in an underground mine does not exceed an airborne concentration of 160 micrograms of total carbon per cubic meter of air during an average 8-hour equivalent full shift, effective May 20, 2008. Our second generation mining products currently under development are expected to help meet these new requirements.

Emerging market regions such as Asia, Latin America and Eastern Europe are expected to experience significant growth in vehicle demand over the next ten years. Suppliers and OEMs of internal combustion and compression engines are looking for cost effective ways to bring their engines into compliance with the current emissions reduction targets demanded upon them. OEMs, resellers of engines and buyers of retrofit applications, are increasingly requiring their suppliers to have the capability to design and manufacture their products to help meet with this demand. Additionally, Customers are always looking for higher-technology products with a lower price.

BUSINESS STRATEGY

Our primary business objective is to capitalize on the growing global requirement of reducing emissions, by offering catalyst technology solutions and build upon our military product lines to continue sales to the U.S. and North Atlantic Treaty Organization ("NATO") countries. We intend to continue to execute on the following key strategies in order to leverage our strengths and position ourselves for long-term growth and success:

o Focusing on our core business, we intend to continue to strengthen our growth strategy by seeking complimentary partnerships and investments that provide a competitive advantage and growth opportunities for our core businesses.

o Continue investing in new product and process technologies. As needed, we intend to make investments in new product technologies and manufacturing process to strengthen and differentiate our product portfolio. We also intend to continue our efforts to develop innovative products and manufacturing processes to serve our customers better globally and improve our product mix and profit margins.

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

o We will continue to invest in research and development in order to have our products continually meet the new legislative regulations.


COMPANY HISTORY

Initially we were a development stage company. In early 2001, we acquired specific equipment and technology that allowed us to focus on the production of unique metallic based catalytic converter products containing metallic wire based substrates, chemical formulas and precious metals.

In 2001, we launched our first commercially viable product, The Quiet Cat(TM), a product for small engine applications, which serves as a catalytic converter within the muffler unit. We also developed commercially viable catalytic converter technologies both for diesel and gasoline products. The Clean Cat(R) product line is utilized in diesel applications . The market for our products include OEM of engines for automotive, off-road and utility products and other manufacturers of equipment using internal combustion and compression combustion engines together with the replacement and retrofit markets for these products. We also launched our Air Sentinel(TM) product line targeted at the large-scale off-road diesel engine market in late 2001. Pro Cat(TM) was also launched during 2001, this catalyst product was designed specifically for CNG/LPG (alternative fuels) engines for the customers in the utility, on-road, off-road and heavy-duty markets. In 2005 we launched our two stroke diesel engine XTRM Cat(TM) product, aimed toward the locomotive and marine industry. In 2006 we launched our M Cat(TM) and Terra Cat(TM) products which target the mining industry and associated equipment and vehicles. We also launched our military catalyst/muffler system branded Stlth Cat(TM) for usage on military vehicles and equipment. In 2007 we launched our proprietary heat/infrared reduction and exhaust shielding system branded SCAT-IR-SHIELD(TM) The The SCAT-IR-SHIELD(TM) system is engineered to reduce the overall heat/infrared, sound and exhaust signature of the U.S. Marines' Light Armored Vehicle (LAV)

PRINCIPAL PRODUCTS AND THEIR MARKETS:

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

Our customers have integrated our products as a component to meet their own needs, and have, where appropriate, received certification by the EPA, CARB, and other authorities for engine products containing our catalyst products as a component and requirement in the certification. Customers have had their engines certified using our Clean Cat (R), Pro Cat (TM), and Quiet Cat (TM) products. Our products are being marketed both domestically and internationally, including Asia, Europe and South America. We offer, and are developing catalyst products which we believe will permit our customers to comply with environmental regulations currently in effect as well as the regulations and increases in these requirements already mandated for the future.

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

Military Sector, including catalyst products and support technologies.

Off road engine / vehicle sector defined as construction equipment, tractors, power generators, trains and others.

Mining Industry, including all equipment and vehicles operating in and around the mine.

Small engine utility sector comprised of lawn and garden utility engines regulated in North America by EPA and CARB standards.

We market our catalyst products using the trade names, ThermaCat(TM), Clean Cat(R), Enviro-Cat (TM), Quiet Cat(TM), Pro Cat(TM), Air Sentinel(TM), XTRM Cat(TM), MCat (TM), Terra Cat (TM) Particulate Reactor(TM), Stlth Cat(TM) and the Scat-IR-Shield(TM), TempMax(TM), Fogger(TM). These products are marketed for spark ignited gasoline, CNG/LPG (alternative fuels) and diesel engine emissions control, and range in sizes from utility applications to large industrial uses. Some of our products are presently being used by customers who have had their engines certified using ESW catalysts. In addition to manufacturing our own products, we have established relationships with outside catalytic converter assemblers and marketers that fabricate ready to install products that can incorporate our substrates. This has allowed us to concentrate on what we believe is our core technological competency, which is in the development and manufacturing of catalyzed substrates.

The products we have developed and branded to serve current and future market opportunities are:

o ThermaCat(TM) active Particulate Filter System. The system is fully automated and is designed to meet CARB Level III (greater than 85% PM) emission reduction levels. The system also reduces hydrocarbons, carbon monoxide and unpleasant odors.

o Particulate Reactor(TM) is a high efficiency CARB certified Level II (greater than 50% PM) diesel substrate designed to reduce particulate matter in diesel exhaust. It is also designed to reduce hydrocarbons, carbon monoxide and unpleasant odors.

o Clean Cat (R) is a High Performance DOC designed to be utilized on diesel engines. The technology is capable of meeting CARB Level I (greater than 25% PM) emission reduction levels.

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

o Terra Cat(TM) is a combination of high temperature fiberglass filter and M Cat(TM) diesel oxidation catalyst (DOC). It is an MSHA approved technology designed for all size off-road combustion and compression engines, yielding 85% or greater PM reduction efficiency.

o Air Sentinel(TM) is a heavy-duty industrial catalytic converter/silencer for stationary engines. The Air Sentinel(TM) can be used on diesel, propane, natural gas and diesel fuel.

o XTRM Cat(TM) is a heavy duty oxidation catalytic converter used to reduce Particulate Matter. It is designed for large two stroke diesel engines typically found in the locomotive or marine industries.

o TempMax(TM) is an engine exhaust tube designed to be installed as a direct replacement to the existing OEM factory unit. TempMax(TM) delivers the engines exhaust heat energy with very little temperature loss directly to the after-treatment device, sustaining long term catalyst performance in its application.

o Stlth Cat(TM) unit construction incorporates the Company's proprietary catalyzed wire mesh substrate integrated into an advanced sound abatement system. The units were specifically engineered to decrease military vehicles and equipments overall signature by reducing the diesel engines black smoke (soot), eye and throat irritating noxious diesel engine emissions, temperature and sound.

o Scat-IR-Shield(TM). This innovative technology, operates in combination with the Company's proprietary STLTH CAT(TM), a high performance catalyzed military muffler. The complete system is engineered to reduce the overall heat/infrared, sound and exhaust signature of military vehicles and equipment.

The recent expansion of our Air Testing Services (ATS) testing facility enables us to expand our existing certification and verification services to OEM's by providing advanced research, engineering and testing capabilities on a vast array of engine types and sizes.

We also have rights to the following products:

o Notox Silicon Carbide Substrates for diesel exhaust after-treatment device technologies. The SIC substrate technology is extremely durable and features the highest level of PM filtration efficiency.

o Fogger(TM) is a fuel combustion catalyst that saves fuel and improves engine performance in addition to reduced emissions. The technology is an innovative solution for the inefficient combustion inherent in diesel engines.


DISTRIBUTION METHODS OF PRODUCTS

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

We have partnered with International Truck and Engine Corporation which provides us with access to more than 900 dealers and associates on a global basis. We are now officially the exclusive emission control technology provider to "Green Diesel Technology" the emission retrofit group within International Truck and Engine Corporation. We have also partnered with RECAT the country's largest surplus Caterpillar equipment dealer. RECAT's focus is geared towards the construction equipment sector and they are strategically located in the South West and North East where the bulk of the off-road retrofit will take place. In the Mining sector we are represented by Filter Services & Testing Corporation.

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

Corning , EMITEC, NGK: These companies are providers of Ceramic and Metal foil substrates for Original Equipment Manufacturers and Catalyst coating companies.

Johnson Matthey, BASF/Engelhard, Umicore: These companies specialize in Chemical/Catalyst coatings and some application specific finished products.

Nelson, Donaldson, Arvin-Meritor: These companies are packagers of Catalytic converter substrates into muffler units for OEM's and retrofit applications.

ESW believes we can address these competitive issues by the following:

Unique Substrate Technology - ESW's proprietary wire mesh substrate is very flexible in design, size, performance and overall product configuration. The high mechanical and thermally durable wire mesh technology is very suitable for Diesel Oxidation Catalyst, Three-way Catalyst and SCR applications. The technology is very cost effective and can be applied to almost any application. Traditional ceramic or metal based flow-through type technologies are typically less efficient, larger in size, and are only available in pre-configured sizes and designs.

Solution Provider - ESW does not only offer just an emission control component, we provide a variety of engineering solutions and services as required by the authorities for demonstrating new technologies. (Product development and project management services) This competitive edge allows us to participate in emerging markets such as emission control retrofit solutions for locomotive and marine applications. It also enables us to respond to immediate and time-sensitive business opportunities such as the IED/Mine blast energy absorption project with the U.S. Military.

Vertically Integrated Manufacturing - Having all services combined under one roof is a great advantage and is very unique in the emission control industry. ESW can respond immediately to customers in need for quick turnaround engineering solutions and fast product lead-times. The close corporation between sales, research and development, and manufacturing have helped in the past, and will help in the future to capitalize on "last minute" business opportunities where the customer is in desperate need for control solutions enabling him to be in compliance with the latest emission standards.

With our new Air Testing Services and facility, we are also engaged in the lucrative, yet very competitive market of pay for service emissions testing. Competition is this arena is primarily driven by price and reputation. Our major competitors in this area are Southwest Research Institute (SWRi), Clean Air Engineering, and several smaller testing facilities across the U.S. and Canada.

RAW MATERIALS

The primary raw materials used in the manufacture of our products includes, but is not limited to stainless steel, aluminized steel tubing, precious metals such as platinum and palladium and other components. ESW does not carry large inventories of raw materials or finished products in excess of those reasonably required to meet production and shipping schedules. Overall, raw steel and precious metals accounted for the most significant component of ESW's raw materials costs in 2007. We do spot buys of steel from suppliers to meet customer demand. Platinum prices remained high during 2007 upward to $2000 per ounce. Due to a possible increase in steel and precious metal prices in 2008, we continue to implement a strategy in an effort to mitigate the effect of rising prices on our results of operations. This strategy includes delaying increases from raw material suppliers; selling steel off cuts and scrap at the highest possible price; increase cost reduction programs throughout the business; and negotiate price relief from customers. We do not currently hedge any of our raw materials; however we would consider this approach as demand for our products increase. ESW's results of operations could be adversely affected by higher steel and precious metal prices unless it is successful in passing along these increases to customers or otherwise offset these operating costs.

Other raw materials or components purchased by ESW include tools, jigs, fasteners, other steel and component products, as well as a variety of custom alloy materials and chemicals, all of which are available from numerous sources.

CUSTOMERS

We recorded sales from approximately 28 customers in Fiscal 2007 as compared to 32 in Fiscal 2006. One of these customers accounted for 90% and two other customers accounted for 2% and 1% of our revenue in Fiscal 2007. In Fiscal 2006, one customer accounted for 72% and two other customers accounted for 8% and 6% of our revenue. We anticipate continuing our program of establishing long-term relationships with our existing customers. Our sales and marketing efforts are designed to create overall awareness of our technology solutions and our manufacturing capabilities in order to have ESW considered and selected to supply its products for new and retrofit applications. Most of our sales and marketing personnel have engineering backgrounds which enable them to understand and participate in the design and engineering aspects of acquiring new business as well as ongoing customer service. When deemed appropriate, ESW also participates in industry trade shows. The loss of, or major reduction in business from, one or more of our major customers could have a material adverse effect on our liquidity, financial position, or results of operations.

PATENT AND TRADEMARKS

We are developing technologies or furthering the development of acquired technologies through internal research and development efforts by our engineers. Where practical we are seeking to obtain the exclusive rights to use technology related to our industry through patents or licenses for proprietary technologies or processes.

Through our wholly owned subsidiaries, we hold both Canadian and U.S. patents and pending applications covering our catalytic converter technology. The protections provided by patents and those sought by pending patents are important to our business, although management believes that no individual right is material to our business at the present time. There can be no assurance that these patents, combined with pending patent applications or existing or future trade secret protections that we seek will survive legal challenge, or provide meaningful levels of protection.

The Canadian patent only affords protection against the manufacture, use or sale of the patented technology within Canada. The U.S. patent application for our diesel catalytic converter, Clean Cat(R) was filed on October 31, 2000 and has not been challenged as of this date. There can be no assurances that any patents we may have or have applied for or any agreements we have in place or enter into will protect our technology and or prevent competitors from employing the use of our design and production information. Moreover, there is no guarantee that our proprietary rights will provide any significant competitive advantages.

Additionally, we possess certain registered, pending and common law trademarks. We consider the goodwill associated with our trademarks to be an important part of our developing product identity.

PRODUCT CERTIFICATION

To date, our customers have acquired, where necessary, engine certifications and catalyst verifications using our products from such authorities as the EPA, Mexico Department of Ecology, CARB and MSHA; ESW currently has verification in its own name from CARB and the ETV Canada for gasoline and diesel products.

We have become the first catalytic substrate manufacturer and catalyst coating company in North America to verify a metallic wire mesh substrate based catalytic converter system as a gasoline retrofit replacement device. It is believed that the receipt of this exemption may allow for potential sales opportunities into the replacement catalytic converter and retrofit market.

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

                 LEVEL I:   Particulate Matter (PM) reduction greater than 25%
                 LEVEL II:  PM reduction greater than 50%
                 LEVEL III: PM reduction greater than 85%


In September 2004, we received a Level II CARB Executive Order for our advanced Diesel Catalyst (Particulate Reactor (TM)) for all diesel engine models from the 1991 through 1993 model years used in on-road applications operating on standard CARB diesel fuel, and subsequently requested the Executive Order be expanded to include Medium Heavy Duty applications (up to and including 8 litre) for engine models from 1994 through 1997. In July 2006 CARB granted the extension. On May 7, 2007 we announced that we re-established our verification status with CARB for our proprietary Level II PARTICULATE Reactor(TM) catalyst device. This new Executive Order (EO) DE-04-011-02 allows us to market the current Particulate Reactor(TM) for on-road applications through to January 1, 2009. Additionally, we have received an Executive Order from CARB which permits sale of catalytic converters for use on 4 litre or smaller gas engines for all model years up to 1995 on which GVW (gross vehicle weight) is 3,750 pounds or less.

ESW is currently expanding the demographic range of our products, by pursuing the following verifications, in order to meet the new regulations.

Level I - Clean Cat(R)  (Currently In process for EPA verification)

Level II - Particulate Reactor(TM) (Verified by CARB)

Level III - Therma Cat(TM) (In process with CARB, followed by EPA.)

Fogger(TM) - Fuel economy and emission reduction device (In process with CARB)

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


MANUFACTURING

We have made capital investments in manufacturing capability to support our products. We completed construction of our production line in order to supply our metallic substrates from the base materials, along with the equipment needed to apply the final chemical wash coat and catalyst materials. Our substrate manufacturing plant located in Concord Ontario Canada enables us to control the complete manufacturing process required for production of catalyzed substrates. Catalyzed substrates are the integral part of all catalytic converter systems sold worldwide.

We have also made significant capital investment in our Tech Center based in Montgomeryville Pennsylvania. This facility will be manufacturing and providing the catalytic and chemical wash coat solutions for the new Concord Ontario plant. As well, all of our emission testing laboratories and testing capabilities are located there. The 40,200 sq ft facility houses a state of the art 18,000 sq ft expansion of "Air Testing Services", our EPA/CARB/MSHA recognized engine/vehicle emissions testing lab. The facilities include several testing systems, including nine dedicated engine and vehicle chassis test cells. These cells are used for certification and verification for engines ranging from
0.5 to in excess of 600 horse power.

It is our belief that the Air Testing Services ("ATS") group will now be equipped to better service our clientele for engine testing as well as EPA/CARB emissions testing and certification programs. ATS will also be in a better position to provide additional testing support for our internal research and development ("R&D") programs.

The upgrading of our manufacturing and testing capabilities were required to increase the flexibility, efficiency and improve operating quality, while minimizing the overall effective costs, to produce our products.

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

RESEARCH AND DEVELOPMENT

Prior to fiscal 2001, we were a development stage company. Starting in fiscal 2001, we began the transition from a development stage to an operating (manufacturing) company. During the last three fiscal years, $1,717,479 was spent on research and development activities. In 2007 this amount was $757,900, as we aggressively pursued testing and research and development for new products to serve potential customers. We believe that, through a combination of proprietary methods for improving our catalyzed substrates there are prospects for the development of innovative applications outside of our present product line. We continue to expense further resources on new research and development projects.

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

EMPLOYEES

ESW and its subsidiaries presently employ 60 full-time employees. We do not have any collective bargaining agreements and considers our relationship with our employees to be good.





                                  RISK FACTORS

IF CASH FLOW FROM OPERATIONS ARE NOT SUFFICIENT AND IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDING THEN, WE MAY HAVE TO SIGNIFICANTLY CURTAIL THE SCOPE OF OUR OPERATIONS AND ALTER OUR BUSINESS MODEL.

Our sales and revenues continue to be unpredictable. In the event that profitable operations are not achieved, our present financial resources and our history of our ability for raising cash when needed, should allow us to continue operations through at least the next twelve months. Should we receive a large order (defined by management as one in which monthly production and deliveries would exceed $2 million), we believe that we would need to either negotiate extremely favorable payment terms providing for at least some advance payment or we will need to obtain either debt or equity financing to allow us to purchase sufficient raw materials and meet our working capital needs. This past year we obtained a work in progress credit facility that will provide us working capital related to export orders, however we need to be profitable and meet certain financial covenants to use the facility. If additional financing is required and not available when required or is not available on acceptable terms, we may be unable to continue our operations at current levels or satisfy the requirements necessary to fill a large order. We continue to impose actions designed to minimize our operating loses. We would consider strategic opportunities, including investment in us, or other acceptable transactions, to sustain our operations. There can be no assurances that additional capital will be available to us on acceptable terms, or at all.

WE HAVE INCURRED LOSSES IN THE PAST AND WE EXPECT TO INCUR LOSSES IN THE FUTURE SHOULD OUR BUISNESS PLAN NOT BE EFFECTIVE.

We have incurred losses in each year since our inception. Our net loss for the fiscal year ended December 31, 2007 was $2,163,621 and our accumulated deficit as of December 31, 2007 was $21,495,176. As our sales and revenue continue to be unpredictable, we expect to experience additional periods with operating losses.

THE PRICE OF OUR SHARES MAY BE ADVERSELY AFFECTED BY THE PUBLIC SALE OF A SIGNIFICANT NUMBER OF THE SHARES ELIGIBLE FOR FUTURE SALE.

There are 37,783,114 shares eligible for resale included in our SB-2/A(No.3) registration statement Reg No.333-129579, declared effective by the SEC on May 18, 2007. Sales of a large amount of our common stock in the public market could materially adversely affect the market price of our common stock. Such sales may also inhibit our ability to obtain future equity or equity-related financing on acceptable terms. The issuance of additional shares could have a significant adverse effect on the trading price of our common stock.

WE HAVE PREVIOUSLY ISSUED CERTAIN WARRANTS THAT CONTAIN PRICE ADJUSTMENT PROTECTION THAT MAY HAVE AN ADVERSE EFFECT ON THE TRADING PRICE OF OUR COMMON STOCK.

We have previously issued warrants that if exercised would result in 3,272,500 shares of our common stock being issued. These warrants have various price protections that allow for reduction in the exercise price in the event we undertake an offering with more favorable terms.

                RISKS RELATED TO THE MARKET FOR OUR COMMON STOCK

THE PRICE OF OUR COMMON STOCK HAS BEEN HIGHLY VOLATILE.

Our common stock has traded as low as $0.44 per share and as high as $0.91 per share in the twelve (12) months ended December 31, 2007 and as high as $0.58 per share in our current fiscal year. Some of the factors leading to the volatility include:

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

The trading volume in our common stock has been relatively limited. A consistently active trading market for our common stock may not continue on the Over-The-Counter-Bulletin-Board or the Frankfurt Stock Exchange. The average daily trading volume in our common stock on the Over-The-Counter-Bulletin-Board for the year ended December 31, 2007 was approximately 57,298 shares. While our common stock recently started trading on the Frankfurt Exchange on March 16, 2007, we have a limited trading history and there can be no assurances that there will be increased liquidity in our stock.

THE COMPANY MAY ISSUE MORE SHARES IN CONNECTION WITH A MERGER OR ACQUISITION, WHICH WOULD RESULT IN SUBSTANTIAL DILUTION.

Our Certificate of Incorporation authorizes the issuance of a maximum of 125,000,000 shares of common stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm's-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected.

SEVERAL OF OUR SHAREHOLDERS OWN A SIGNIFICANT AMOUNT OF OUR OUTSTANDING SHARES AND COLLECTIVELY MAY BE ABLE TO DECIDE CERTAIN CORPORATE ACTION.

Four of our shareholders collectively own 31,308,483 shares which is equivalent to 42.8 percent of our currently issued and outstanding common stock. As such, all or some of these shareholders may be able to control aspects of our business operations including the election of board members the acquisition or disposition of assets and the future issuance of shares


                          RISKS RELATED TO OUR BUSINESS

OUR QUARTERLY RESULTS MAY FLUCTUATE DUE TO CERTAIN REGULATORY, MARKETING AND COMPETITIVE FACTORS OVER WHICH WE HAVE LITTLE OR NO CONTROL.

The factors listed below some of which we cannot control may cause our revenues and result of operations to fluctuate significantly:

o Actions taken by regulatory bodies relating to the verification and certification of our products.

o The extent to which our converter products obtain market acceptance.

o The timing and size of customer purchases.

o Customer concerns about the stability of our business which could cause them to seek alternatives to our product.

WE ARE CURRENTLY DEPENDENT ON A FEW MAJOR CUSTOMERS FOR A SIGNIFICANT PORTION OF OUR REVENUES.

We recorded sales from approximately 28 customers in Fiscal 2007 as compared to 32 in Fiscal 2006. One of these customers accounted for 90% and two other customers accounted for 2% and 1% of our revenue in Fiscal 2007. In Fiscal 2006, one customer accounted for 72% and two other customers accounted for 8% and 6% of our revenue. We anticipate continuing our program of establishing long-term relationships with our existing customers. The loss of, or major reduction in business from, one or more of our major customers could have a material adverse effect on our liquidity, financial position, or results of operations.

WE DO NOT HAVE A LONG HISTORY OF SELLING AND MARKETING OUR PRODUCTS.

At the current time, we have limited marketing capability as compared with many of our competitors and we do not have a large sales, promotion and marketing budget as we are constrained by our lack of working capital and our ability to raise the necessary cash flow from our business operations to re-invest in our marketing programs. As a result of our limited marketing capabilities, we are forced to rely upon customer referrals, trade publications and a small sales force. Our competitors have direct advertising and sales promotion programs for their products as well as sales and marketing personnel that may have a competitive advantage over us in contacting prospective customers. Our position in the industry is considered minor in comparison to that of our competitors.We continue to develop and explore new marketing methods and techniques such as, trade show representation and programs directed toward foreign customers. our ability to compete at the present time is limited. Our success depends upon the ability to market, penetrate and expand markets and form alliances with third party international distributors. In November 2007 we signed an Emissions Control and Technologies Provider Agreement with International Truck and Engine Corporation in order that our products will be marketed by their "Green Diesel technology " division and sold and installed by International's global dealer network. However, there can be no assurances that:

o our selling efforts will be effective;

o we will obtain an expanded degree of market acceptance;

o we will be able to successfully form additional relationships with international distributors to market our products.

WE DEPEND UPON THE MARKETABILITY OF ONLY A FEW PRODUCTS.

Catalytic converters are our primary products. We may have to cease operations if our primary products fail to achieve market acceptance and/or generate significant revenues. Additionally, the marketability of our products is dependent upon obtaining verification and certifications as well as the effectiveness of the product in relation to various environmental regulations in the various jurisdictions we market and sell our products.

WE MAY NOT BE ABLE TO SUCCESSFULLY DEVELOP AND MARKET NEW PRODUCTS THAT WE PLAN TO INTRODUCE OR OBTAIN DIRECT OR INDIRECT CERTIFICATION APPROVALS WITH RESPECT TO OUR PRODUCTS.

We plan to develop other catalytic converter products and support technologies. There are numerous developmental and certification issues that may preclude the introduction of these products into commercial sale. If we are unable to demonstrate the feasibility of these products or obtain verification and or certifications for our products from such agencies as the EPA, the Mexico Department of Ecology, or CARB, we may have to abandon them or alter our business plan. Such modifications to our business plan will have an adverse effect on revenue and our ability to achieve profitability.

WE FACE CONSTANT CHANGES IN GOVERNMENTAL STANDARDS BY WHICH OUR PRODUCTS ARE EVALUATED.

We believe that due to the constant focus on the environment and clean air standards throughout the world, we will be required in the future to adhere to new and more stringent regulations both domestically and abroad as governmental agencies seek to improve standards required for verification and or certification of products intended to promote clean air. In the event our products fail to meet these ever changing standards, some or all of our products may become obsolete.

WE DO NOT HAVE A LONG HISTORY OF MANUFACTURING OUR PRODUCTS AND NOT A LONG HISTORY IN MANUFACTURING OUR PRODUCTS IN COMMERCIAL QUANTITIES.

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

WE FACE INTENSE COMPETITION AND RAPID TECHNOLOGICAL ADVANCES BY COMPETITORS.

Competition among companies that provide solutions for pollutant emissions from diesel, leaded and unleaded engines is intense. Several companies market products that compete directly with our products. Other companies offer products that potential customers may consider to be acceptable alternatives to our products and services. We face direct competition from companies with far greater financial, technological, manufacturing and personnel resources, including Corning, NGK and Emitec. Corning and NGK are the two major manufacturers of ceramic cores, which are integral components in current catalytic converter production, and Emitec is the major manufacturer of metal cores. We also face direct competition with companies like BASF/Engelhard and Johnson Matthey, who purchase their substrates from others, and do further processing with their own formulas and fabrication for direct sale to the market place. Newly developed products could be more effective and cost efficient than our current products or those we may develop in the future. Many of our current and potential future competitors have substantially more engineering, sales and marketing capabilities, substantially greater financial technological and personnel resources, and broader product lines than we do. We also face indirect competition in the form of alternative fuel consumption vehicles such as those using methanol, hydrogen, ethanol and electricity.

WE CLAIM CERTAIN PROPRIETARY RIGHTS IN CONNECTION WITH THE DESIGN AND MANUFACTURE OF OUR PRODUCTS.

The protections provided by patents and those sought by pending patents are important to our business, although we believe that no individual right is material to our business at the present time. There can be no assurance that these patents, combined with pending patent applications or existing or future trade secret protections that we seek will survive legal challenge, or provide meaningful levels of protection. Additionally, there can be no assurances when these patents or pending patents may be assigned to ESW directly. The Canadian patent only affords protection against the manufacture, use or sale of the patented technology within Canada. The U.S. patent application for our diesel catalytic converter, Clean Cat(R) was filed on October 31, 2000 and has not been challenged as of this date. We do not presently have any worldwide patent protection nor do we have any immediate plans to file for protection in any foreign countries other than Canada. There can be no assurances that any patents we may have or have applied for or any agreements we have in place or enter into will protect our technology and or prevent competitors from employing the use of our design and production information.

ATTRACTION AND RETENTION OF KEY PERSONNEL.

Our future success depends in significant part on the continued services of key technical, sales and senior management personnel. The loss of any of our executive officers or other key employees could have materially adverse effects on our business, results of operations and financial condition. Our success depends upon our continued ability to attract and attain highly qualified technical, sales and managerial personnel. There can be no assurances that we can attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future.

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



ITEM 2. PROPERTIES

We do not own real property. Through our subsidiary ESW Canada Inc. we lease our executive, sales and marketing offices as well as our production center which total approximately 50,000 square feet located at 335 Connie Crescent, Concord, Ontario Canada under an offer to lease that expires July 14, 2010. Additionally, our wholly owned subsidiary ESW America Inc. leases approximately 40,200 square feet at 2 Bethlehem Pike Industrial Center, Montgomery Township, Pennsylvania. The leasehold space houses our research and development facilities. The lease expires January 31, 2010.

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

On March 16, 2007 the Company's Common Stock became listed on the Frankfurt Stock exchange (FWB), under the trading symbol "EOW".

The following table sets forth the high and low bid prices, on the OTC Bulletin Board, for the Common Stock for the quarters indicated, as reported by Bloomberg Reporting Service. Such market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions:

          Fiscal 2008                                      HIGH         LOW

                1ST Quarter through February 28,2008     $   0.58     $   0.38

          Fiscal 2007                                      HIGH         LOW

                1ST QUARTER                              $   0.91     $   0.60
                2ND QUARTER                                  0.90         0.71
                3RD QUARTER                                  0.85         0.60
                4TH QUARTER                                  0.71         0.44

          Fiscal 2006                                      HIGH         LOW

                1ST QUARTER                              $   0.79     $   0.55
                2ND QUARTER                                  0.71         0.56
                3RD QUARTER                                  0.84         0.54
                4TH QUARTER                                  0.70         0.49


At March 5, 2008 there were approximately 276 holders of record of the Company's Common Stock. The Company estimates there are approximately 4,000 additional stockholders with stock held in street name. On March 25, 2008, there were 72,973,851 shares of common stock outstanding.

The Company has not declared or issued any dividends in the past and intends to retain future earnings if any, for general business purposes and to retire debt.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS


The following table sets forth as at December 31, 2007 securities authorized for issuance under equity compensation plans.


                                            EQUITY COMPENSATION PLAN INFORMATION

                                                         (A) (B) (C)
 ----------------------------------------------------------------------------------------------------------------------------------
             Plan Category                  Number of Securities    Weighted-average       Number of securities remaining available
                                            to be issued upon       exercise price of      for future issuance under equity
                                            exercise of out-        outstanding options,   compensation plans (excluding securities
                                            standing options,                              in column (a)
                                            warrants and rights
 ----------------------------------------------------------------------------------------------------------------------------------
 2002 Stock Option Plan (Shareholder
 Approved. Authorized - 5,000,000 shares)     2,450,000                 $0.71                 695,000
 ----------------------------------------------------------------------------------------------------------------------------------
 2000 Stock Option Plan (Shareholder
 Approved. Authorized - 10,000,000 shares)      500,000                 $0.50                    --
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

As reflected in the aggregate numbers above, the following options were awarded under the company's 2002 stock plan in fiscal 2007.

On February 13, 2007 the board of directors granted the aggregate award of 2,450,000 stock options to eight employees, two executive officer/directors and four outside directors. The options had immediate vesting with an exercise price of $0.71 per share (fair-market value at the date of grant) with exercise periods ranging from three and five years from the date of award.

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

o ESW does not have a long history in manufacturing its products and does not have a long history in manufacturing products in commercial quantities.

o The Company is dependent on a few major customers for a significant portion of its revenue.

o The Company faces intense competition and rapid technological advances by competitors.

o Joint ventures and/or relationships entered into or sought by the Company for development and sale of its products.

o Further verification and certification of ESW's products by various governmental agencies including but not limited to the Environmental Protection Agency (EPA), California Air Resources Board (CARB),ETV Canada and the Mine Safety and Health Administration (MSHA)

o Costs and availability of raw materials, including precious metals necessary for the production of the Company's products.

o Developments with respect to intellectual property, patents or proprietary rights.

o Changes in environmental policy or regulations in the United States or abroad.

o Fluctuations in market demand for and supply of the Company's products.

o Litigation against the company that may direct resources away from business development



OVERVIEW

Environmental Solutions Worldwide Inc. is a publicly traded company engaged through its wholly owned subsidiaries ESW Canada Inc. and ESW America Inc.
(the ESW Group of Companies) in the design, development, ISO 9001:2000 certified manufacturing and sales of environmental technologies. The ESW Group of Companies currently manufacture and market a diversified line of catalytic emission control products and support technologies for diesel, gasoline and alternative fueled engines. The ESW Group of Companies also operates a comprehensive EPA/CARB/MSHA recognized emissions testing and verification laboratory.

"The ESW Group of Companies" references our wholly owned subsidiaries ESW
Canada Inc. and ESW America Inc. This new trade name is being used in part to identify the Company's potential participation in business opportunities outside its traditional focus of engine emissions controls.

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

Our main line of business is the production of catalyzed substrates. Catalyzed substrates are an integral part of catalytic converter systems sold worldwide. Our company serves both original equipment vehicle manufacturers ("OEMs") and the replacement markets, or aftermarket, worldwide. We are organized into two areas of business. The manufacturing of catalytic converters and emission control solutions and support technologies, as well as the emissions certification and verification of internal combustion engines and aftertreatment devices for engines ranging from 0.5 to in excess of 600 horse power.

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

We market our catalyst products using the trade names, ThermaCat(TM),Clean Cat(R), Enviro-Cat (TM), Quiet Cat(TM), Pro Cat(TM), Air Sentinel(TM), XTRM Cat(TM), MCat (TM), Terra Cat (TM) Particulate Reactor(TM), TempMax(TM), Fogger(TM), Stlth Cat(TM) and the Scat-IR-Shield(TM). These products are marketed for spark ignited gasoline, CNG/LPG (alternative fuels) and diesel engine emissions control, and range in sizes from utility applications to large industrial uses.

Our primary business objective is to capitalize on the growing global requirement of reducing emissions, by offering catalyst technology solutions to the market and build upon our military product lines to continue sales to the U.S. and NATO countries. We have and continue to seek to develop relationships with OEM's of engines for both automotive and other markets. As part of our efforts to grow our business, as well as to achieve increased production and distribution efficiencies we have and continue to make capital investments in manufacturing capability to support our products as well as expensing money on research and development in order for new products to be developed that meet the new legislative regulations.

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

Planning for these factors during 2007 was accomplished in part by creating a series of employee focus groups that met during the year to set the priorities. Our employees were eager to create and participate in this endeavor. Our team is exited about the growth opportunities and challenges that await us in 2008 and beyond.

We know that profitability comes in a three stage process. First we must develop products that meet the needs of our customers and which meet industry standards. Second, we must consistently manufacture our products to the highest standards possible. Third, we have to take our products from the manufacturing floor, through the order process and deliver them to our customers with the highest level of service. We have worked hard this past year to make important changes in how we will deliver our products to market. We listened to our customer's needs as well as the industry by participating in workshops and forums sponsored by the EPA and CARB.

The field of emission control is very complex and requires a variety of different technologies to be employed. We have recognized this fact, and we have partnered with several strategic alliances assuring immediate access to leading edge technologies that address the needs of our global customer base. The technology can be either in form of customized precious metal solutions, critical system components or the complete transfer of the entire technology. This approach enables us to adapt quickly to an ever-changing marketplace.

While growth and change are ongoing processes that are never truly completed, we believe that we have made strides in all areas.

We consolidated all manufacturing under one roof at our plant in Concord Ontario. The production floor was reconfigured to the best use possible for flexibility and efficiency. Our customers can now plan ahead for their product needs and delivery dates. Significant improvements were made to the packaging and inspection areas. ESW Canada is now ISO 9001:2000 compliant, having received its certification in January 2007. We redirected all efforts at our plant in Montgomeryville to testing services for supporting our research and development efforts, which we believe will lead to the commercialization of important new products, demanded by the industry in the next few years. Our sales, technical and support staff have moved under one roof and are now centrally located. We believe that business end-users will be more likely to increase the use of our products and services if we are perceived as a solution provider, committed to delivering technically advanced products and services for the industry. We expanded our engineering department, allowing us to achieve faster times for "concept to finished production part". Our customers will be pleased with the ease of doing business with us.

We intend to pursue a disciplined process of seeking and evaluating select acquisitions of complimentary product lines from other operating companies, as well as evaluating acquisitions of providers of businesses complementary to ours. We plan to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation.

We believe there may be attractive opportunities to acquire products and or businesses, which we believe will be likely, as competitive pressures, intensify in our industry. One of our key acquisition criteria will be the potential of any proposed transaction to increase our cash flow. We plan to execute this strategy by seeking growth opportunities on a low-cost, selective basis, focusing primarily on businesses that we believe have a competitive edge, and a potential for growth, indicated by new technology.

The analysis of new business opportunities will be undertaken by or under the supervision of our executive officers, directors and consultants. As of the date of this filing, we have not entered into any definitive agreement with any party. The manner in which we participate in an opportunity will depend upon the nature of the opportunity, our respective needs and desires as well as those of the acquired of the opportunity, and the relative negotiating strength of us. It is likely that we would acquire our participation in a business opportunity through the issuance of common stock or other securities.

In effecting our business plan we achieved important goals in fiscal 2007.

In March 2007 we announced that our wholly owned subsidiary ESW Canada Inc.
(ESWC), received an order for its proprietary heat/infrared reduction and exhaust shielding system branded SCAT-IR-SHIELD(TM) valued at U.S. $7.4 million. The 1000 units were completed on time and were delivered according to schedule throughout the first three quarters of the 2007 fiscal year. This innovative technology, was designed by ESWC's engineering/design division.

On May 7, 2007 we announced that we re-established our verification status with CARB for our proprietary Level II PARTICULATE Reactor(TM) catalyst device. This new Executive Order (EO) DE-04-011-02 allows us to market the current Particulate Reactor(TM) for on-road applications through January 1, 2009.

On May 9, 2007 we announced that our wholly owned subsidiary ESW America (ESWA) has been awarded a $250,000.00 research grant for optimization of our proprietary XTRM Cat(TM) Locomotive & Marine catalyst technology from the Texas Environmental Research Consortium (TERC) and the Houston Advanced Research Center (HARC). The grant awarded to ESWA is made possible by the New Technology Research and Development (NTRD) Program which was created in 2001 by the 77th Texas Legislature. The NTRD Program is funded by the State of Texas through the Texas Commission on Environmental Quality (TCEQ). NTRD grants are designed to expedite the commercialization of new and innovative emission reduction technologies that will improve the air quality of Texas. This grant will assist ESWA in the continued testing and development of the XTRM Cat(TM) technology in the laboratory as well as in real-world marine applications. These efforts are being made to demonstrate long-term durability and readying the product for eventual regulatory approval. For 2007, grant money from the NTRD amounted to $28,010.

On November 8, 2007 we announced that we signed an Emissions Control and Technologies Provider and Cooperation agreement with International Truck and Engine Corporation (International), the operating company of Navistar International Corporation. We are working with International's "Green Diesel Technology" retrofit group to verify our Clean Cat(TM) Level I High Performance Diesel Oxidation Catalyst (HP-DOC) and our new Therma Cat(TM) Active Level III catalytic converter technologies. These products will be verified by the EPA and CARB. The new diesel catalytic converters will be branded and marketed by the "Green Diesel Technology" division and sold and installed by International's global dealer network. International, North America's biggest diesel engine, truck and bus manufacturer, will provide our group with the largest demographic for retrofit, as well as first fit opportunities for our emissions reduction technologies.

On November 9, 2007 we announced that our wholly owned subsidiary, ESW Canada Inc. was selected as a member of a consortium focused on demonstrating advanced high performance catalyst technologies on diesel powered locomotive engines. The program, funded by the Sustainable Development Technology Canada (SDTC) is being managed by GE Canada, Mississauga, Ontario. As new emissions standards emerge in Canada, the rail industry is faced with increasing challenges to remain competitive. GE Canada and its partners will develop and demonstrate a retrofit emissions control package for use on diesel locomotives. They will incorporate our state-of-the-art Diesel Particulate Filtration (DPF) targeted to reduce particulate matter emissions by more than 85% from U.S. EPA Tier 2 emission standards. CN Rail will host the Clean Diesel Locomotive (CDL) project on its newer GE locomotives used both in Canada and the U.S. CP Railways will test the DPF on the modernized EMD locomotives. Diesel locomotives are an essential mode of transportation for moving industry, freight, consumer products and people in virtually every country around the world. We believe the success of this program will have the potential to carry over into product sales worldwide as other countries move to reduce emissions from their locomotive engine populations. We believe that our locomotive engine substrate/catalyst technologies along with our extensive lab and field trial experience will help to make this program a success.

On November 27, 2007 we announced that our wholly owned subsidiary ESW Canada Inc. has become the exclusive North America Distributor for Notox's Silicon Carbide Diesel Particulate Filters (DPF's). The present North American market requirement for cordierite based DPF's has exceeded one (1) million units annually. DPF's are required to achieve the highest levels of diesel engine Particulate Matter (PM) reductions achieving reductions in excess of 85% and typically in the mid 90% range. DPF's have been thoroughly tested by the industry and are currently the technology of choice required to reach government compliance for all diesel engine and vehicle Original Equipment Manufacturers (OEM's) worldwide. Silicon Carbide (SiC) by contrast to cordierite, is an extremely durable material second to diamond on the hardness scale. This fact makes SiC the perfect substance for DPF's construction based on the extreme vibration and temperature conditions created by diesel engine exhaust. SiC has also proven to be the best DPF technology for use with the forced active PM regeneration systems currently being used by the majority of European OEM's. We believe that the agreement with Notox represents a tremendous opportunity for our growing North America market and will benefit us, by securing a reliable quality product supply of Silicon carbide DPF substrates.

Both our facilities are in full compliance with ISO 9001:2000. We currently hold a full registration certificate effective until March of 2010 for ESW America and January 2010 for ESW Canada.

As we have a substantial amount of indebtedness, our ability to generate cash, both to fund operations and service our debt, is also a significant area of focus for our Company. See "Liquidity and Capitol Resources" below for further discussion of cash flows.

COMPARISON OF YEAR ENDED DECEMBER 31, 2007 TO YEAR ENDED DECEMBER 31, 2006

RESULTS OF OPERATIONS

Revenues for the year ended December 31, 2007 increased by $6,115,328, or 191.4 percent, to $9,310,504 from $3,195,176 for the year ended December 31, 2006. In the current year, the company transitioned its operations to seek sales of larger contracts. We successfully completed a $7.4 Million order to the U.S. military, for our proprietary heat/infrared reduction and exhaust shielding system branded SCAT-IR-SHIELD(TM). We also delivered approximately $685,000 worth of our Tempmax tube product.

Cost of sales for the year ended December 31, 2007 increased by $2,017,655, or
121.5 percent, to $3,678,088 from 1,660,433 for the year ended December 31, 2006. Cost of sales as a percentage of revenues for the year ended December 31, 2007 was 39.5 percent, which is lower as compared to 52.0 percent for the year ended December 31, 2006. The gross margin for the year ended December 31, 2007 was 60.5 percent as compared to a gross margin of 48.0 percent for the year ended December 31, 2006. There are two primary reasons for the increase in gross margins. Firstly, the military contract in the current period enabled us to produce more efficiently and with economies of scale over the prior year. Secondly, we were able to generate higher margins on the products that are proprietary to us, by selling for higher prices.

Marketing, office and general expenses for the year ended December 31, 2007 increased by $180,255, or 5.0 percent, to $3,768,710 from $3,588,455 for the year ended December 31, 2006. The increase is primarily due to increases in administration salaries and wages of $189,012 as we added more staff to support our internal infrastructure as well as a non cash Black Scholes compensation expense of $65,941. There was a marginal increase in rent and utilities of $24,683 related to higher energy costs. Investor relations expenses increased by $190,869 as the company participated in various investor relations presentations thought the year as well as the engagement of an investor relations firm in Europe. During the current period the company also incurred expenses related to the listing of the company's stock on the Frankfurt Stock Exchange. General and Administration expenses increased by $19,069 mainly attributed to a one time fee paid for our revolving credit line, and a loss on revaluation of inventory which was offset by savings in areas such as ISO compliance costs and business insurance. These increases were offset by decreases in our Sales and Marketing costs of $131,545 mainly due to savings in trade shows and sample costs offset by a marginal increase in our internal sales department personnel as we gear up for 2008. Plant related expenses decreased overall by $59,636 mainly attributed to one time expenses incurred in the prior period for the initial setup of our plants. Debenture warrant amortization expense decreased by $52,197 as $6.1 Million of debentures matured September 13, 2007. As a percentage of revenue, marketing, office and general expenses decreased to 40.5 percent for the year ended December 31, 2007, compared to 112.3 percent for the year ended December 31, 2006.

Research and development expenses for the year ended December 31, 2007 increased by $340,132 to $757,900 from $417,768 for the year ended December 31, 2006. As planned, we continue to aggressively pursue testing and research and development in our efforts to develop innovative products to serve our customers and improve our product mix and profit margins. We believe that this expenditure will result in increase orders for our products. As a percentage of revenue R & D expense decreased to 8.1% for the year ended December 31, 2007 compared to 13.1% for the year ended December 31, 2006.

Officer's compensation and director's fees for the year ended December 31, 2007 increased by $648,820, or 109.7 percent, to $1,240,070 from $591,250 for the year ended December 31, 2006. As a percentage of revenue, officer's compensation and director's fees decreased to 13.3 percent for the year ended December 31, 2007, compared to 18.5 percent for the year ended December 31, 2006. There are two primary reasons for the increase. First, we booked a non cash stock based compensation of $710,330 in the current period compared to $122,005 in the prior period and second, a new director was added to our Board.

Consulting and professional fees for the year ended December 31, 2007 decreased by $72,971, or 34.6 percent, to $138,021 from $210,992 for the year ended December 31, 2006. The decrease is due to savings in legal fees of $21,671, and consulting fees of $88,777 as in the prior period we had a $100,000 payment to a prior consultant offset by an increase in accounting fees of $37,477.

Foreign exchange loss for the year ended December 31, 2007 amounted to $357,850 as a result of the strengthening of the Canadian Dollar to the United States Dollar.

Depreciation and amortization expense for the year ended December 31, 2007 increased by $283,129, or 33.0 percent to $1,141,173 from $858,044 for the year ended December 31, 2006. The increase in depreciation was due to the additional purchases of property, plant and equipment, in the current period.

Interest expense on long-term debt was $171,636 for the year ended December 31, 2007 as compared to $244,000 for the year ended December 31, 2006. In September 2004, we issued $6.1 million of convertible debentures in which the basis of conversion into our common stock is $0.50 per share, which includes warrants to purchase an additional 3.05 million shares of common stock at $1.00 per share which subsequently have been adjusted to $0.85 effective April 21, 2005. The debentures were for a term of three (3) years and earned interest at the rate of 4% per annum. The debentures matured September 13, 2007. We elected to issue shares of our common stock as payment of the interest, and elected to satisfy the Debentures through the issuance of 12,200,000 shares of the Company's common stock, $0.001 par value.

Interest expense on notes payable was $284,282 for the year ended December 31, 2007 as compared to $ 92,121 for the year ended December 31, 2006. During the current year, we consolidated two unsecured subordinated promissory notes previously issued in the principal amount of $1 million, and $1.2 million and accrued interest into one unsecured subordinated demand note with principal amount of $2,308,148, to a company controlled by a trust to which a director and shareholder of our Company is the beneficiary. The note bears interest at 9% per annum. The holder of the consolidated note has the option to receive payment of principal and all accrued interest in the form of restricted shares of the Company's common stock, par value ($0.001) with cost free piggyback registration rights. Under this repayment option, interest will be calculated at 12% per annum. Additionally, the Company issued a $500,000 unsecured subordinated demand promissory note to a member of the Company's Board of Directors and subsequently entered into an agreement whereby it borrowed an additional sum of $500,000 and consolidated this sum with the principal and accrued interest of the $500,000 unsecured demand promissory note previously issued. This Consolidated Note is in the principal amount of $1,002,589 and bears interest at a rate of 9% per annum and is payable upon demand. The Company may prepay the Consolidated Note without penalty at any time.

LIQUIDITY AND CAPITAL RESOURCES

Prior to 2007, our principal sources of operating capital have been the proceeds from our various financing transactions. For 2007 we generated cash from operations. As of December 31, 2007, the Company had cash and cash equivalents of $ 2,891,088.

Net Cash provided by operating activities for the year ended December 31, 2007 amounted to $674,213. This amount was attributable to the loss of 2,163,621, plus non cash expenses such as depreciation, amortization, amortization of the fair value of the debenture warrant and others of $2,642,625, and a decrease in net operating assets and liabilities of $195,209.

Net Cash used in investing activities was $515,173 for the year ended December 31, 2007 as compared to $2,115,639 for the year ended December 31, 2006. The capital expenditures in the year 2007 were primarily dedicated to expansion of two new air testing cells and purchase of robotic welding equipment.

Net cash provided by financing activities totaled $888,436 for the year ended December 31, 2007 as compared to $3,143,134 for the year ended December 31, 2006. A total of $1,085,340 was received through the issuance of notes payable, we repayed $500,000 of notes payable and $310,000 was received through the issuance of shares from the exercise of options and warrants. For the year ended December 31, 2006, $2,700,000 was received by way of notes payable and $445,338 was received through exercise of options and warrants.

During the year we received $40,500 for the exercise of 150,000 options exercisable at $0.27 per share and issued 150,000 shares of common stock. We received $252,500 for the exercise of 505,000 options exercisable at $0.50 per share and issued 505,000 shares of common stock. In September, 2007 the Company received $17,000 for the exercise of 20,000 warrants at $0.85 per share to purchase 20,000 shares of common stock.

During the year, we elected to issue shares of common stock as payment of interest earned on our 4% convertible debentures that were issued in September 2004. A total of 338,889, 387,302 and 348,571 shares of common stock were issued to 10 debenture holders for the $244,000 of accrued interest earned each year through September 13, 2007, 2006 and 2005 respectively. On September 13, 2007, the Convertible Debentures matured. Pursuant to the terms of the Debentures, we elected to satisfy the Debentures through the issuance of 12,200,000 shares of the Company's common stock, $0.001 par value.

During the year $6,904 was repaid under our capital lease obligation. In 2006, $2,204 was repaid under our capital lease obligation.

Our Post-Effective Amendment No. 3 to our Registration Statement on Form SB-2 (Registration No. 333-129579) was declared effective by the Securities and Exchange Commission on May 18, 2007.

The global emissions industry is highly competitive; winning and maintaining new business requires suppliers to rapidly produce new and innovative products on a cost-competitive basis. Because of the heavy capital and engineering investment needed to maintain this competitiveness, the investments made in 2006 and 2007 should help us to capitalize on the numerous supply opportunities considered to be the core to our future success.

The expansion focused on increasing production capacity, expanding our research and development facility, and a commitment to develop new products and improving customer service. Our substrate manufacturing plant located in Concord, Ontario, Canada, is intended to enable us to control the complete manufacturing process required for production of catalyzed substrates. Catalyzed substrates are the integral part of all catalytic converter systems sold worldwide.

We have also made significant capital investment in our Tech Center based in Montgomeryville, Pennsylvania. This facility will be providing the catalytic and chemical wash coat solutions for the new Concord Ontario plant. As well, all of our emission testing laboratories and testing capabilities are located there. The 40,200 sq ft facility houses a state of the art 18,000 sq ft expansion of "Air Testing Services", our EPA/CARB/MSHA recognized engine/vehicle emissions testing lab.

It is our belief that the Air Testing Services ("ATS") group will now be equipped to better service our clientele for engine testing as well as EPA/CARB emissions testing and certification programs. ATS will also be in a better position to provide additional testing support for our internal research and development ("R&D") programs. The focus at this facility in the near term is to support the necessary steps and provide testing for our research activities, in order to have new products verified this year in the shortest time frame possible. This huge commitment on our part will allow us to implement the testing quickly and efficiently.

Due to the success of the STLTH Cat(TM) diesel mufflers order shipped in 2006, we were commissioned by the military with the design and development of a proprietary heat and infrared reduction shield system, branded as the Scat-R-shield. A contract order for $7.4 million was delivered as ordered and on time in 2007. As a result of this success, we have setup an internal division to continue to work with the U.S. and other NATO military organizations on future programs. We believe that there is a potential for widespread deployment of our products across a large segment of diesel powered military vehicles, generators and off-road equipment.

In 2007, our subsidiary, ESW Canada entered into a $2.5 Million revolving credit facility with Royal Bank of Canada, to finance orders on hand. This credit line will provide us with the working capital to complete larger contracts. On November 2, 2007 the credit facility which originally had an expiry date of November 30, 2007 has been extended to June 30, 2008.

The expansion and capital expenditures made during 2006 and 2007 and our intent to capitalize on an anticipated increase in demand for our products are the steps that we have taken to become profitable and generate positive cash flow. Based on our current operating plan, management believes that at December 31, 2007 cash balances, anticipated cash flows from operating activities, and, the appropriate borrowings under our credit facility and other available financing sources, such as the issuance of debt or equity securities will be sufficient to meet our working capital needs on a short-term basis for at least the next twelve months. Overall, capital adequacy is monitored on an ongoing basis by our management and reviewed quarterly by the Board of Directors.

Our industry is capital intensive and there is a timing issue bringing product to market which is considered normal for our industry. We continue to spend money on research and development to prove up our technologies and bring them to the point where our customers have a high confidence level allowing them to place larger orders. The length of time a customer needs cannot be exactly predetermined and as a result, during 2007, we sustained an operating loss as a result of not generating sufficient sales to generate a profit from operations. Although this indicated a potential working capital deficiency and a possibility of the company's ability to continue to operate as going concern, management does not we believe that this is of a substantial financial concern as we have a good history of receiving capital infusion when needed. More significantly, we believe that the revenue trend will increase, once we obtain verification on certain products that are currently in the testing stages and we believe will be verified by CARB, MSHA and the EPA during 2008.

Our principal source of liquidity in 2007 was cash provided from prior financing activities along with a small amount contributed from operations. We also received funds from the exercise of options and warrants. It is anticipated that we will produce cash from operations in 2008 to support our expenditures. Our principal use of liquidity will be to finance any further capital expenditures needed and to provide working capital availability. We do not anticipate having any major capital expenditures in 2008 related to the general operation of our business, however should the need arise for further tooling or equipment as a result of specific orders or the introduction of new product lines, we would evaluate the need and make provisions as necessary. Our Board of Directors may explore alternative listings of our Common Stock if same are deemed beneficial to our shareholders. If we were to seek an alternative listing of our Common Stock, we may incur significant capital expenditures beyond those anticipated for our general business operations. Disciplined capital expenditure decisions, focused on investments made for maintaining high quality service, cost structure improvement, and cash flow generation are essential. We do not expect that total capital expenditures for 2008 will amount to more than $300,000.

Should we not be profitable, we will need to finance our operations through other capital financings. We continue to seek, equity financing and/or debt financing in the form of private placements at favorable terms, or the exercise of currently outstanding options or warrants that would provide additional capital. However, such additional financing may not be available to us, when and if needed, on acceptable terms or at all. We intend to retain any future earnings to retire debt, finance the expansion of our business and any necessary capital expenditures, and for general corporate purposes.

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

A priority for us in fiscal 2008 is the continuation in generating core growth, which is the gaining of market share in underrepresented markets, and the targeting of our products in which demand is growing the fastest. We are seeking to expand into markets such as Europe and Asia, as new opportunities within that region are opening up, in an effort to build solidly on our core business. To ensure that we capture the fastest growing product technologies, we continue to explore possible joint venture agreements and or the introduction of new products and or technologies. Our success is dependent upon our ability to charge adequate prices for the products and services we offer. Depending on competitive market factors, future prices we can charge for our products and services we offer may vary and may impact our profitability. Competition is based largely upon technology, performance, pricing, quality, reliability, distribution, and customer support. A number of companies worldwide with significant financial resources or customer relationships compete with us to provide similar products and services, such as Johnson Matthey, Basf/Engelhard and Umicore. Our competitors may be positioned to offer more favorable product and service terms to the marketplace, resulting in reduced profitability and loss of market share for us. Financial pressures faced by our competitors may cause them to engage in uneconomic pricing practices, which could cause the prices that we are able to charge in the future for our products and services to be less than we have historically charged. Our future success is based in large part upon our ability to successfully compete in the markets we currently serve and to expand into additional product and service offerings. Our failure to do so could lead to a loss of market share for us, resulting in a material adverse effect on our results of operations.

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

We expect an increase in consulting and audit fees related to the impact of our Sarbanes-Oxley internal control certification efforts, with which we are required to be in compliance by December 31, 2009.

Effective January 1, 2006, we accounted for our stock-based compensation plans in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment" which requires a fair value method of accounting for compensation costs related to our stock-based compensation plans. Under the fair value method recognition provision of the statement, a share-based payment is measured at the grant date based upon the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards requires judgment in estimating employee and market behavior. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted. For the twelve months ended December 31, 2006 and 2007, the results of adopting SFAS No. 123(R) on our results of operations was additional expense of approximately $122 thousand and $776 thousand respectively.

We have 700,000 Class A special shares of $453,900 (based on the historical exchange rate at the time of issuance.), authorized, issued, and outstanding. The Class A special shares are issued by our wholly-owned subsidiary BBL Technologies, Inc. ("BBL") without par value, and are redeemable on demand by the Holder of the shares which is a private Ontario Corporation at $700,000 CDN (which translates to ($706,143 USD) at December 31, 2007. As the Class A special shares were issued by our wholly-owned subsidiary BBL, the maximum value upon which we are liable is the net book value of BBL. At December 31, 2007 BBL had an accumulated deficit and therefore would be unable to redeem the Class A special shares at their ascribed value.

DEBT STRUCTURE

In September 2004, we issued $6.1 million of convertible debentures in which the basis of conversion into our common stock is $0.50 per share, which includes warrants to purchase an additional 3.05 million shares of common stock at $1.00 per share which were subsequently adjusted to $0.85 on April 21, 2005, in accordance with the terms of the warrants. The debentures are for a term of three (3) years and earned interest at the rate of 4% per annum. We have computed the fair-value of the warrants utilizing the Black-Scholes method and apportioned the fair value of the debt and warrants accordingly. As a result, the debentures were discounted by $528,000, which was amortized over the three
(3) year life of the debentures. The effective yield on the debenture is 4.38%.

The principal of this debenture is payable in U.S. currency or, at our option, in shares of common stock, par value $0.001 per share, at $0.50 per share. At our option, interest on the debenture was payable in cash or shares of common stock under a conversion formula as provided in the debenture. We elected to issue shares of our common stock as payment of the first, second and third year's interest earned on our 4% convertible debentures issued in September 2004. A total of 338,889, 387,302 and 348,571 shares of common stock were issued to 10 debenture holders for the $244,000 of accrued interest earned each year through September 13, 2007, 2006 and 2005 respectively. On September 13, 2007, the Convertible Debentures matured. Pursuant to the terms of the Debentures, the Company elected to satisfy the Debentures through the issuance of 12,200,000 shares of the Company's common stock, $0.001 par value.

During the fiscal year 2006, we issued three unsecured subordinated promissory notes of $0.5 million, $1 million, and $1.2 million totaling $2.7 million to a company controlled by a trust to which a director and shareholder of our Company is the beneficiary. The notes bear interest at 9% per annum. The holder of the $1 million and $1.2 million notes issued on August 29, 2006 and June 26, 2006 respectively, has the option to receive payment of principal and all accrued interest in the form of restricted shares of the Company's common stock, par value ($0.001) with cost free piggyback registration rights. Under this repayment option, interest will be calculated at 12% per annum. On January 9, 2007, the Company paid back the $0.5 million subordinated promissory note it had previously issued on November 13, 2006 in the principal amount of $500,000 by paying the Holder the sum of $506,780 in cash, representing $500,000 principal and $6,780 interest. Subsequently, On February 9, 2007, the above two unsecured subordinated promissory notes in the principal amount of $1.0 million and $1.2 million were consolidated into one unsecured subordinated demand note with principal amount of $2,308,148. This Consolidated Note, is due and payable to Holder upon demand. As with the original Promissory Notes, the Consolidated Note will continue to bear interest at a rate of 9% per annum if principal and interest are paid by the Company in cash, or if principal and interest are paid in shares of restricted common stock of the Company, the Consolidated Note will bear interest at a rate of 12% per annum. The Company may prepay the Consolidated Note without penalty at any time.

On February 15, 2007 the Company issued a $500,000 unsecured subordinated demand promissory note to a member of the Company's Board of Directors. This Note also bears interest at 9% per annum and is payable upon demand. Subsequently, on March 7, 2007, the Company entered into an agreement whereby it borrowed an additional sum of $500,000 from a member of the Company's Board of Directors and consolidated this sum with the principal and accrued interest of the $500,000 unsecured demand promissory note previously issued on February 15, 2007. This Consolidated Note is in the principal amount of $1,002,589 and bears interest at a rate of 9% per annum and is payable upon demand. The Company may prepay the Consolidated Note without penalty at any time. As at December 31, 2007 $258,885 of interest payable on the $1,002,589, and the $2,308,147 promissory notes has been accrued. We believe that the terms of the promissory notes are fair and reasonable and have been negotiated as arms length transactions.

Effective March 20, 2007 the Company's subsidiary, ESW Canada Inc. entered into a revolving credit agreement ("Revolving Credit Agreement") with a Canadian banking institution to provide for up to $2.5 million in secured revolving loans. The Company's revolving credit agreement allows for available borrowings of up to $2.5 million, to cover direct costs such as material and Labor for specific sales orders. The facility has been guaranteed to the bank under Export Development Canada's (EDC) pre shipment financing program. Subject to the loan amount outstanding at any given time the company considers the total cost of the financing to be on favorable terms. On November 2, 2007 the credit facility which originally had an expiry date of November 30, 2007 has been extended to June 30, 2008.

Borrowings under the revolving credit agreement bear interest at 1 1/2 percent above the institution's prime rate. Repayments of the loan are required no later than one year from the date of the advancement of the loan. Obligations under the revolving credit agreement are collateralized by a first-priority lien on the assets of the Company and its subsidiary ESW Canada Inc. including, accounts receivable, inventory, equipment and other tangible and intangible property, including the capital stock of all direct subsidiaries. As at December 31, 2007 the Company had nil outstanding.

The amount of availability at any time is dependent upon various factors, including, the amount of open export orders on hand, and the amount of eligible receivables. The terms relating to the credit agreement specifically note that at the time of any borrowing under the credit agreement, the Company's subsidiary ESW Canada Inc. maintain a tangible net worth of at least $3.0 million.

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

Our ability to service our indebtedness in cash will depend on our future performance, which will be affected by prevailing economic conditions, financial, business, regulatory and other factors. Certain of these factors are beyond our control. We believe that, based upon our current business plan, we will be able to meet our debt service obligations when due. Significant assumptions underlie this belief, including, among other things, that we will be successful in implementing our business strategy, that some of our new products receive verification from the appropriate regulatory authorities, and that there will be no material adverse developments in our business, liquidity or capital requirements. If we cannot generate sufficient cash flow from operations to service our indebtedness and to meet our other obligations and commitments, we might be required to refinance our debt or to dispose of assets to obtain funds for such purpose. There is no assurance that refinancing or asset dispositions could be effected on a timely basis or on satisfactory terms, if at all, or raise funds through asset sales, sales of equity or otherwise, our ability to pay principal and interest on our debt would be impaired. On such circumstance, we would have to issue shares of our common stock as repayment of this debt, which would be of a dilutive nature to our present shareholders.



CONTRACTUAL OBLIGATIONS

Effective November 24, 2004, our wholly owned subsidiary ESW America Inc. entered into a lease agreement for approximately 40,200 square feet of leasehold space, which houses our research and development facilities in Montgomery Township, Pennsylvania. The lease commenced on January 15, 2005 and expires January 31, 2010. Effective December 20, 2004, our wholly owned subsidiary ESW Canada Inc. entered into an offer to lease agreement for approximately 50,000 square feet of leasehold space which houses our executive offices and a manufacturing plant located in Concord, Ontario Canada.

The following breakdown as at December 31, 2007 is the total, of the minimum annual lease payments, for both leases.

                  2008     492,387
                  2009     498,742
                  2010     173,959

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

GENERAL

Our discussion and analysis of the financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles, in the United States.

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

RESEARCH AND DEVELOPMENT

We are engaged in research and development work. Research and development costs for the acquisition of capital assets that have a future benefit have been capitalized. Due to uncertainties all other costs relating to research and development have been expensed as incurred. Any grant money received will be used to offset these expenditures.

NEW ACCOUNTING PRONOUNCEMENTS


In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R establishes principles and requirements for how a company recognizes assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at fair value at the acquisition date. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effect of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. We will consider the effect of SFAS 141 and it's impact on any future acquisitions.

In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interest of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have any impact on its financial position, results of operation or cash flows.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", which enhances existing guidance for measuring assets and liabilities using fair value. SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after Nov. 15, 2007. The Company evaluated the impact of SFAS No. 157 on its financial position and results of operations, and concluded that adoption of the provisions of this standard did not have a material effect.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (SAB Topic 1N), "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"), which outlines the approach it believes registrants should use to quantify the misstatement of current year financial statements that results from misstatements of prior year financial statements. SAB 108 requires registrants to use a combination of two approaches, the "rollover" approach, which quantifies a misstatement based on the amount of the error originating in the current year income statement and the "iron curtain" approach, which quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year. SAB 108 requires registrants to adjust their financial statements if the new approach results in a conclusion that an error is material. SAB 108 is effective for an interim period of the first fiscal year ending after November 15, 2006. We evaluated the adoption of this bulletin and concluded that it did not have a material impact to our financial statements.

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of these uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has filed all State, Federal, and Foreign tax returns and does not expect that this Interpretation will have a material impact on its financial position, results of operations or cash flows.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets ("SFAS No. 156"), which amends FASB Statement No. 140 ("SFAS No.140"). SFAS 156 may be adopted as early as January 1, 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after September 15, 2006 (e.g., January 1, 2007, for calendar year-end entities). The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting. Specifically, the FASB said FAS No. 156 permits a servicer using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value. We evaluated the adoption of this bulletin and concluded that it did not have a material impact to our financial statements.

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140." SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and also resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS No. 155 was issued to eliminate the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for in a similar fashion, regardless of the instrument's form. We evaluated the adoption of this bulletin and concluded that it did not have a material impact to our financial statements.

No new accounting pronouncements have been issued during the fiscal year ended December 31, 2007 that would have a material impact on our financial statements. We have reviewed the status of its accounting pronouncements and believe there are no significant changes from that disclosed in this report.

FOREIGN CURRENCY TRANSACTIONS

The results of operations and the financial position of our operations in Canada is principally measured in Canadian currency and translated into U.S. dollars. The future effects of foreign currency fluctuations between U.S. dollars and Canadian dollars will be somewhat mitigated by the fact that certain expenses will be generally incurred in the same currency in which revenues will be generated. The future reported income of our Canadian subsidiary would be higher or lower depending on a weakening or strengthening of the U.S. dollar against the Canadian currency. The Company has a net loss on foreign exchange due the strengthening of the Canadian dollar to the U.S. Dollar during 2007.

A portion of our assets are based in its foreign operation and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, Accordingly, our consolidated stockholders' investment will fluctuate depending upon the weakening or strengthening of the Canadian currency against the U.S. dollar.

Adjustments resulting from our foreign Subsidiaries' financial statements are included as a component of other comprehensive income within stockholders equity.

Our strategy for management of currency risk relies primarily upon conducting our operations in the countries' respective currency and we may, from time to time, engage in hedging intended to reduce our exposure to currency fluctuations. At December 31, 2007, we had no outstanding forward exchange contracts.

ITEM 7. FINANCIAL STATEMENTS

Deloitte & Touche LLP

             REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS


To the Board of Directors and Stockholders of Environmental Solutions Worldwide, Inc.

We have audited the accompanying consolidated balance sheet of Environmental Solutions Worldwide, Inc. and subsidiaries (the "Company") as of December 31, 2007, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for the year then ended. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Environmental Solutions Worldwide, Inc. and subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting. Accordingly, we express no such opinion.

The consolidated financial statements as at December 31, 2006 were audited by Mintz & Partners LLP, who expressed an opinion without reservation on those statements in their report dated March 28, 2007.


/s/ Deloitte & Touche LLP
--------------------------

Independent Registered Chartered Accountants
Licensed Public Accountants
Toronto, Canada
March 25, 2008

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



                                      \s\ Mintz & Partners LLP
                                      --------------------------

Toronto, Ontario                      Independent Registered Public Accountants
March 28, 2007                        Licensed Public Accountants



                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                           CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 2007

                                                                     2007         2006

ASSETS

Current assets
      Cash and cash equivalents (Note 5)                       $  2,891,088   $ 1,393,294
      Accounts receivable (Note 2)                                  271,703       429,500
      Inventory (Note 6)                                          1,030,843     1,706,246
      Prepaid expenses and sundry assets                            138,713       154,409
                                                               ------------   -----------

           Total current assets                                   4,332,347     3,683,449

Property, plant and equipment under construction (Note 7)            18,622       106,050

Property, plant and equipment, net of accumulated
      depreciation of $ 2,460,565 (Note 7)                        4,105,746     4,551,233

Patents and trademarks, net of accumulated
      amortization of $1,475,077                                    649,196       848,784
                                                               ------------   -----------

                                                               $  9,105,911   $ 9,189,516
                                                               ============   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY/(DEFICIT)

Current Liabilities

      Accounts payable                                         $    145,352   $   614,775
      Accrued liabilities                                           459,533       457,276
      Notes payable to related party (Note 8)                     3,310,737     2,700,000
      Redeemable Class A special shares (Note 9)                    453,900       453,900
      Convertible debentures (Note 10)                                --        5,976,197
      Current portion of capital lease obligation (Note 15)          13,032         3,376
                                                               ------------   -----------

           Total current liabilities                              4,382,554    10,205,524

Long Term Liabilities

      Capital lease obligation (Note 15)                             29,482        12,085
                                                               ------------   -----------

           Total liabilities                                      4,412,036    10,217,609
                                                               ------------   -----------

Commitments and contingencies (Note 15)

Stockholders' Equity/(Deficit) (Note 12)
      Common stock, $0.001 par value, 125,000,000
           shares authorized; 72,973,851 shares
           issued and outstanding                                    72,972        59,752
      Additional paid-in capital                                 25,665,761    18,243,710
      Accumulated other comprehensive income                        450,318         --
      Accumulated deficit                                       (21,495,176)  (19,331,555)
                                                               ------------   -----------

           Total stockholders' equity/(deficit)                   4,693,875    (1,028,093)
                                                               ------------   -----------

                                                               $  9,105,911   $ 9,189,516
                                                               ============   ===========


   The accompanying notes are an integral part of these financial statements

                                       F2

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                        2007            2006
                                                   ------------    ------------
Revenue
      Net sales                                    $  9,310,504    $  3,195,176

Cost of sales                                         3,678,088       1,660,433
                                                   ------------    ------------

Gross profit                                          5,632,416       1,534,743
                                                   ------------    ------------

Operating expenses

      Marketing, office and general costs             3,768,710       3,588,455
      Research and development costs                    757,900         417,768
      Officers' compensation and directors fees       1,240,070         591,250
      Consulting and professional fees                  138,021         210,992
      Foreign exchange loss / (gain)                    357,850          (7,619)
      Depreciation and amortization                   1,141,173         858,044
                                                   ------------    ------------

                                                      7,403,724       5,658,890
                                                   ------------    ------------

Loss from operations                                 (1,771,308)     (4,124,147)

Interest on convertible debentures                     (171,636)       (244,000)
Interest on notes payable to related party             (284,282)        (92,121)
Interest Income                                          63,605          37,222
                                                   ------------    ------------

Net Loss                                           $ (2,163,621)   $ (4,423,046)
                                                   ============    ============

Loss per share                                     $      (0.03)   $      (0.08)
                                                   ============    ============

Weighted average number of shares outstanding        63,602,387      58,859,726
                                                   ============    ============


    The accompanying notes are an integral part of these financial statements

                                       F3


                                            ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                                     AND COMPREHENSIVE INCOME
                                        FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

                                                                                   ACCUMULATED
                                                                                      OTHER
                                            COMMON STOCK          ADDITIONAL       COMPREHENSIVE   ACCUMULATED
                                         SHARES        AMOUNT   PAID-IN CAPITAL      INCOME          DEFICIT          TOTAL

December 31, 2005                    57,422,824   $     57,422   $ 17,434,697    $       --      $(14,908,509)   $  2,583,610

Net Loss                                   --             --             --                        (4,423,046)     (4,423,046)
                                                                                         --
Common stock issued from
  exercise of options                    25,000             25          4,225                            --             4,250
                                                                                         --
Common stock issued from
  exercise of warrants                  276,668            277         65,723                            --            66,000
                                                                                         --
Common stock issued from
  exercise of warrants                   56,150             56            (56)           --              --              --

Common stock issued from
  exercise of warrants                1,485,296          1,485        346,603            --              --           348,088

Stock based compensation                   --             --          122,005                            --           122,005
                                                                                         --
Common stock issued from
  exercise of options                   100,000            100         26,900            --              --            27,000

Issuance of common stock against
  interest on debentures                387,302            387        243,613            --              --           244,000

                                   ------------   ------------   ------------    ------------    ------------    ------------


December 31, 2006                    59,753,240   $     59,752   $ 18,243,710    $       --      $(19,331,555)   $ (1,028,093)

Net Loss                                   --             --             --              --        (2,163,621)     (2,163,621)

Stock based compensation                   --             --          776,271            --              --           776,271

Common stock issued from
  exercise of options                   655,000            655        292,345            --              --           293,000

Common stock issued for services          6,722              6          4,994            --              --             5,000

Issuance of common stock for
  interest on debentures                338,889            339        243,661            --              --           244,000

Issuance of common stock for
  principal on debentures            12,200,000         12,200      6,087,800            --              --         6,100,000

Common stock issued from
  exercise of warrants                   20,000             20         16,980            --              --            17,000

Foreign currency translation
  of Canadian subsidiaries                 --             --             --           450,318            --           450,318

                                   ------------   ------------   ------------    ------------    ------------    ------------

December 31, 2007                    72,973,851   $     72,972   $ 25,665,761    $    450,318    $(21,495,176)   $  4,693,875

                                   ============   ============   ============    ============    ============    ============


          See accompanying notes to the consolidated financial statements



                                       F4


                                   ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       FOR THE YEARS ENDED DECEMBER 31,

                                                                        2007          2006
                                                                    -----------    -----------

Net Loss                                                            $(2,163,621)   $(4,423,046)
                                                                    -----------    -----------

Adjustments to reconcile net loss to net cash used in operating activities:

        Depreciation                                                  1,066,311        728,009
        Amortization                                                    212,158        211,102
        Provision (Recovery) for uncollectible accounts                    --           (1,318)
        Interest on debentures                                          171,636        244,000
        Interest on notes                                               284,282         92,121
        Amortization of debenture warrant fair value                    123,803        176,000
        Common stock issued for services provided                         5,000           --
        Loss on disposal of property, plant and equipment                 3,164         15,315
        Stock Based Compensation                                        776,271        122,005
                                                                    -----------    -----------
                                                                      2,642,625      1,587,234
Increase (decrease) in cash flows from operating
        activities resulting from changes in:

        Accounts receivable                                             157,797          3,640
        Insurance proceeds recoverable                                     --          148,500
        Inventory                                                       675,403       (288,429)
        Prepaid expenses                                                 15,696        104,868
        Accounts payable and accrued liabilities                       (653,687)       149,659
                                                                    -----------    -----------
                                                                        195,209        118,238

                                                                    -----------    -----------

Net cash provided (used) in operating activities                        674,213     (2,717,574)
                                                                    -----------    -----------

Investing activities:

        Proceeds from sale of  property, plant and equipment             15,099           --
        Acquisition of property, plant and equipment                   (517,702)    (2,005,016)
        Property, plant and equipment under construction                   --         (106,050)
        Increase in patents and trademarks                              (12,570)        (4,573)
                                                                    -----------    -----------

Net cash used in investing activities                                  (515,173)    (2,115,639)
                                                                    -----------    -----------

Financing activities:

        Repayment of Notes Payable to related party                    (500,000)          --
        Notes payable from related party                              1,085,340      2,700,000
        Issuance of common stock                                        310,000        445,338
        Capital lease obligation                                         (6,904)        (2,204)
                                                                    -----------    -----------

Net cash provided by financing activities                               888,436      3,143,134
                                                                    -----------    -----------

Net increase (decrease) in cash                                       1,047,476     (1,690,079)

Effect of foreign currency exchange rate on Canadian subsidiaries       450,318           --

Cash and cash equivalents, beginning of year                          1,393,294      3,083,373
                                                                    -----------    -----------


Cash and cash equivalents, end of period                            $ 2,891,088    $ 1,393,294
                                                                    ===========    ===========


Supplemental disclosures:
  Interest received                                                 $    63,605    $    37,222
                                                                    ===========    ===========


              The accompanying notes are an integral part of these financial statements


                                       F5

NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

Environmental Solutions Worldwide Inc. (the "Company" or "ESW") is engaged in the design, development, manufacturing and sales of environmental technologies and testing services with it's primary focus on the international on-road and off-road diesel market. ESW currently manufactures and markets a line of catalytic emission control and enabling technologies for a number of applications.

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP).

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which contemplate continuation of the Company as a going concern. The Company, however, has sustained continuing operating losses and presently lacks a sufficient source of commercial income, which creates uncertainty about the Company's ability to continue as a going concern. The Company's ability to continue operations as a going concern and to realize its assets and to discharge its liabilities is dependent upon obtaining additional financing sufficient for continued operations as well as the achievement and maintenance of a profitable level of operations. Management believes the current business plan if successfully implemented may provide an opportunity for the Company to achieve profitable operations and allow it to continue as a going concern.

The Company has had recurring losses. The Company has accumulated significant losses as it has been developing its current and next generation products. The Company believes the cash flows from operations, together with continued borrowing and financial support from financial institutions will be sufficient to fund anticipated operations for the next 12 months. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, ESW America Inc., ESW Technologies Inc., ESW Canada Inc. and BBL Technologies Inc. All inter-company transactions and balances have been eliminated on consolidation. Amounts in the consolidated financial statements are expressed in U.S. dollars.

ESTIMATES

The preparation of consolidated financial statements in conformity with U. S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported period. Actual results could differ from those estimates. Significant estimates include amounts for valuation of intangible assets, share-based compensation and inventory and accounts receivable exposures.

CONCENTRATIONS OF CREDIT RISK

The Company's cash balances are maintained in various banks in Canada and the United States. Deposits held in banks in the United States are insured up to $100,000 for each bank by the Federal Deposit Insurance Corporation. The balances at times may exceed these limits.

Accounts Receivable and Concentrations of Credit Risk: The Company performs on-going credit evaluations of its customer's financial condition and generally does not require collateral from those customers. Three of those customers accounted for 90%, 2%, and 1%, respectively of the Company's revenue in Fiscal 2007 and 56%, 2%, and 0%, respectively of its accounts receivable as at December 31, 2007. Three of those customers accounted for 72%, 8%, and 6%, respectively of the Company's revenue in Fiscal 2006 and 73%, 8%, and 8%, respectively of its accounts receivable as at December 31, 2006.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is estimated and recorded based on management's assessment of the credit history with the customer and current relationships with them. On this basis management has determined that a reserve of nil was appropriate as at December 31, 2007 and that a reserve of nil was appropriate as at December 31, 2006.

INVENTORY

Inventory is stated at the lower of cost (first-in first-out) or market. Inventory is periodically reviewed for use and obsolescence, and adjusted as necessary. Inventory consists of raw materials, work in progress and finished goods.

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

PATENTS AND TRADEMARKS

Patents and trademarks consist primarily of the costs incurred to acquire them from an independent third party. SFAS No. 142 requires intangible assets with a finite life be tested for impairment whenever events or circumstances indicate that a carrying amount of an asset (or asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated discounted cash flow used in determining the fair value of the asset. We conducted our test for impairment in the fourth quarter and found no impairment.

Patents and trademarks are being amortized on a straight-line basis over their estimated life of ten years. Amortization expense for the year ended December 31, 2007 and 2006 were $212,158 and $211,102 respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, redeemable Class A special shares and capital lease obligation approximate fair value because of the short-term nature of these items.

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

LOSS PER COMMON SHARE

Loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the year. Common stock equivalents are excluded from the computation of diluted loss per share when their effect is antidilutive.

Therefore diluted loss per share has not been calculated for 2007 and 2006. (See
Note 16)

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

In performing the review for recoverability, if future undiscounted cash flows (excluding interest charges) from the use and ultimate disposition of the assets are less than their carrying values, an impairment loss is recognized. We reviewed the assets for impairment in the fourth quarter and found no impairment.

RESEARCH AND DEVELOPMENT

The Company is engaged in research and development work. Research and development costs, other than for the acquisition of property, plant, and equipment, are charged as operating expense of the Company as incurred. Any grant money received for research and development work will be used to offset these expenditures. For the year ended December 31, 2007 and 2006 the Company expensed $757,900 and $417,768 respectively towards research and development costs. In 2007 and 2006, grant money amounted to $28,010, and nil respectively.

FOREIGN CURRENCY TRANSLATION

The consolidated financial statements have been translated into United States dollars in accordance with SFAS No. 52, "Foreign Currency Translation". All monetary items have been translated using the exchange rates in effect at the balance sheet date. All non monetary items have been translated using the historical exchange rates at the time of transactions. Income statement amounts have been translated using the average exchange rate for the year. The unrealized portion of foreign exchange gain is included in Accumulated other comprehensive income.

COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No.130 (SFAS 130), "Reporting comprehensive income" establishes standards for reporting and display of comprehensive income and its components. For the years ended December 31, 2007 accumulated other comprehensive income was reported as a component of stockholders' equity.

SEGMENTED REPORTING

SFAS Number 131, "Disclosure About Segments of an Enterprise and Related Information", changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers.

For the year ended December 31, 2007, all revenues we generated from the United States.

NOTE 3 - CHANGE IN ACCOUNTING POLICY

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

NOTE 4 - RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R establishes principles and requirements for how a company recognizes assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at fair value at the acquisition date. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effect of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. We will consider the effect of SFAS 141 and it's impact on any future acquisitions.

In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interest of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have any impact on its financial position, results of operation or cash flows.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", which enhances existing guidance for measuring assets and liabilities using fair value. SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after Nov. 15, 2007. The Company evaluated the impact of SFAS No. 157 on its financial position and results of operations, and concluded that adoption of the provisions of this standard did not have a material effect.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108 (SAB Topic 1N), "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"), which outlines the approach it believes registrants should use to quantify the misstatement of current year financial statements that results from misstatements of prior year financial statements. SAB 108 requires registrants to use a combination of two approaches, the "rollover" approach, which quantifies a misstatement based on the amount of the error originating in the current year income statement and the "iron curtain" approach, which quantifies a misstatement based on the effects of correcting the misstatement existing in the balance sheet at the end of the current year. SAB 108 requires registrants to adjust their financial statements if the new approach results in a conclusion that an error is material. SAB 108 is effective for an interim period of the first fiscal year ending after November 15, 2006. We evaluated the adoption of this bulletin and concluded that it did not have a material impact to our financial statements.

In June 2006, the FASB issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109." This Interpretation provides guidance for recognizing and measuring uncertain tax positions, as defined in SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a threshold condition that a tax position must meet for any of the benefit of the uncertain tax position to be recognized in the financial statements. Guidance is also provided regarding derecognition, classification and disclosure of these uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has filed all State, Federal, and Foreign tax returns and does not expect that this Interpretation will have a material impact on its financial position, results of operations or cash flows.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets ("SFAS No. 156"), which amends FASB Statement No. 140 ("SFAS No.140"). SFAS 156 may be adopted as early as January 1, 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after September 15, 2006 (e.g., January 1, 2007, for calendar year-end entities). The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting. Specifically, the FASB said FAS No. 156 permits a servicer using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value. We evaluated the adoption of this bulletin and concluded that it did not have a material impact to our financial statements.

In February 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140." SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," and also resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS No. 155 was issued to eliminate the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for in a similar fashion, regardless of the instrument's form. We evaluated the adoption of this bulletin and concluded that it did not have a material impact to our financial statements.

NOTE 5 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase.

NOTE 6 - INVENTORY

Inventory is summarized as follows:

                                                         DECEMBER 31,
                                                      2007          2006
                                                      ----          ----
                            Raw materials         $   761,832       855,313
                            Work-In-Process           251,358       214,187
                            Finished goods             17,653       636,746
                                                   ----------    ----------
                                                   $1,030,843    $1,706,246
                                                   ==========    ==========


NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                                          DECEMBER 31,
                                                      2007           2006
                                                      ----           ----
           Plant, machinery and equipment         $ 4,966,177     $ 4,466,762
           Office equipment                           242,098         178,311
           Furniture and fixtures                     421,550         401,877
           Vehicles                                    12,014          12,014
           Leasehold improvements                     924,472         900,625
                                                  -----------     -----------
                                                    6,566,311       5,959,589
           Less: accumulated depreciation          (2,460,565)     (1,408,356)
                                                  -----------     -----------

                                                  $ 4,105,746     $ 4,551,233
                                                  ===========     ===========


As at December 31, 2007 and 2006, the Company had $18,622 and $106,050, respectively, of customized equipment under construction.

The office equipment above includes $17,665 in assets under capital lease with a corresponding accumulated depreciation of $7,879 at year ended December 31, 2007. In 2006 office equipment included $17,665 in assets under capital lease with a corresponding depreciation of $4,121 at year ended December 31, 2006.

The Plant, machinery and equipment above includes $33,957 in assets under capital lease with a corresponding accumulated depreciation of $4,347 at the year ended December 31, 2007. In 2006, plant, machinery and equipment included nil in assets under capital lease.

NOTE 8 - NOTES PAYABLE

On June 26, 2006 the Company issued a $1.2 million unsecured subordinated promissory note to a company controlled by a trust of which a director and shareholder of our Company is the beneficiary. The note bears interest at 9% per annum. Principal and interest was due on October 31, 2006. Subsequently and within the applicable grace period per the terms of the Note, the maturity on the note was extended to January 31, 2007.

On August 29, 2006 the Company issued a $1 million unsecured subordinated promissory note to a company controlled by a trust of which a director and shareholder of our Company is the beneficiary. The note bears interest at 9% per annum. Principal and interest was due on December 31, 2006. Subsequently and within the applicable grace period per the terms of the Note, the maturity on the note was extended to January 31, 2007.

The holder of the $1 million and a $1.2 million notes issued on August 29, 2006 and June 26, 2006 respectively, has the option to receive payment of principal and all accrued interest in the form of restricted shares of the Company's common stock, par value ($0.001) with cost free piggyback registration rights. Under this repayment option, interest will be calculated at 12% per annum.

On November 13, 2006 the Company issued a $0.5 million unsecured subordinated promissory note to a company controlled by a trust of which a director and shareholder of our Company is the beneficiary. The note bears interest at 9% per annum. Principal and interest was due on December 31, 2006. Subsequently and within the applicable grace period per the terms of the Note, the note was paid in full on January 9, 2007.

On January 5, 2007 the Company extended the June 26, 2006 unsecured subordinated promissory in the principal amount of $1.2 million; and the August 29, 2006 unsecured subordinated promissory note in the principal amount of $1.0 million, were extended through to January 31, 2007.

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

As at December 31, 2007 $258,885 of interest payable has been accrued on the $1,002,589, and the $2,308,147 promissory notes. As at December 31, 2006 $92,121 of interest payable had been accrued on the 2,700,000 promissory notes.

NOTE 9 - REDEEMABLE CLASS A SPECIAL SHARES

        700,000 Class A special shares      $ 453,900 (based on the historical
        Authorized, issued, and             exchange rate at the time of
        outstanding.                        issuance.)

The Class A special shares are issued by the Company's wholly-owned subsidiary BBL Technologies, Inc. ("BBL") without par value, and are redeemable on demand by the Holder of the shares which is a private Ontario Corporation at $700,000 CDN (which translates to $706,143 USD at December 31, 2007 and $600,704 USD at December 31, 2006). As the Class A special shares were issued by the Company's wholly-owned subsidiary BBL, the maximum value upon which the Company is liable is the net book value of BBL. As at December 31, 2007 BBL has an accumulated deficit of $ 1,197,741 USD ($1,850,515 CDN as at December 31, 2007) and therefore, the holder would be unable to redeem the Class A special shares at their ascribed value.


NOTE 10 - CONVERTIBLE DEBENTURES

In September 2004, the Company issued $6,100,000 of convertible debentures in which the basis of conversion into the Company's common stock is $0.50 per share. In conjunction with the debentures, the Company issued warrants to purchase an additional 3.05 million shares of common stock at $1.00 per share. The debentures are for a term of three (3) years and earn interest at the rate of 4%, the principal is due at the end of three years from the date of issuance. The Company has computed the fair-value of the warrants utilizing the Black-Scholes method and apportioned the fair value of the debt and warrants accordingly. As a result, the debentures were discounted by $528,000, which was amortized over the three (3) year life of the debentures. The effective yield on the debentures is 4.38%. The warrant agreements provide that should the company at any time after the date the warrants are first issued sell additional shares of common stock or equivalents below the then current exercise price, then the Company is required to reduce the current exercise price of the warrant to the price of the new issuance (See Note 13). At the Company's option, the interest on the debentures can be paid in cash or in shares of common stock. The Company elected to issue shares of our common stock as payment of interest earned on our 4% convertible debentures issued in September 2004. Therefore a total of 338,889, 387,302 and 348,571 shares of common stock were issued to 10 debenture holders for the $244,000 of accrued interest earned each year through September 13, 2007, 2006 and 2005 respectively. On September 13, 2007, the Convertible Debentures matured. Pursuant to the terms of the Debentures, the Company elected to satisfy the Debentures through the issuance of 12,200,000 shares of the Company's common stock, $0.001 par value.

AMORTIZATION OF THE DISCOUNT:

               Face value of convertible debenture            6,100,000
               Less: Discounted                                (528,000)
                                                            -----------
               Book value upon issuance                     $ 5,572,000
               Amortization of the discount 2004                 52,197
                                                            -----------
               December 31, 2004                            $ 5,624,197
               Amortization of the discount 2005                176,000
                                                            -----------
               December 31, 2005                            $ 5,800,197
               Amortization of the discount 2006                176,000
                                                            -----------
               December 31, 2006                             $5,976,197
               Amortization of the discount for 2007            123,803
                                                            -----------
               September 13, 2007                           $ 6,100,000
               Share issuance as satisfaction of debt       $ 6,100,000
                                                            -----------
                                                                 --
                                                            ===========

NOTE 11 - INCOME TAXES

As at December 31, 2007, there are loss carryforwards for Federal income tax purposes of approximately $17,053,332 available to offset future taxable income in the United States. The carryforwards expire in various years through 2025. The Company does not expect to incur a Federal income tax liability in the foreseeable future. Accordingly, a valuation allowance for the full amount of the related deferred tax asset of approximately $5,968,667 has been established until realizations of the tax benefit from the loss carryforwards are more likely than not.

Additionally, as at December 31, 2007, the Company's two wholly owned Canadian subsidiaries had loss carryforwards of approximately $1,073,724 be used, in future periods, to offset taxable income. The deferred tax asset of approximately $387,614 has been fully offset by a valuation allowance until realization of the tax benefit from the loss carryforwards are more likely than not.

                                                                         For the year ended
                                                                            December 31,
                                                                         2007           2006
                                                                         ----           ----
Statutory tax rate:

        U.S                                                               35.0%          35.0%
        Foreign                                                           36.1%          36.1%

Income (loss) before income taxes:

        U.S                                                        $(4,154,899)     $(3,468,806)
        Foreign                                                      1,991,429         (954,240)
                                                                   -----------      -----------
                                                                   $(2,163,470)     $(4,423,046)
                                                                   -----------      -----------
Expected income tax recovery                                       $  (735,309)     $(1,558,563)

Differences in income tax resulting from:

        Depreciation (Foreign operations)                          $    23,319      $    49,680
        Stock Based Compensation                                   $   271,695      $      --
        Amortization of warrants                                   $      --        $    61,600
        Accrued interest on loans                                  $      --        $    31,850
        Accrued interest on notes payable                          $      --        $     5,190
                                                                   -----------      -----------
                                                                   $  (458,295)     $(1,410,243)

Benefit of losses not recognized                                       458,295      $ 1,410,243
                                                                   -----------      -----------
Income tax provision (recovery) per financial statements           $         0      $         0
                                                                   -----------      -----------


Deferred income tax assets and liabilities consist of the following difference:

                                                                              As at
                                                                           December 31,
                                                                        2007           2006
                                                                        ----           ----

Assets

           Capital Assets - Tax Basis (Foreign operations only)    $  1,162,470     $ 1,808,904
           Capital Assets - Book Value (Foreign operations only)     (1,770,003)     (1,824,464)
                                                                   ------------     -----------
           Net Capital Assets                                      $   (607,533)    $   (15,560)
           Tax loss carry forwards                                   18,127,056     $18,000,298
                                                                   ------------     -----------
Net temporary differences (foreign operations only)                $ 17,519,523     $ 17,984,738
           Valuation Allowance                                      (17,519,523)     (17,984,738)
                                                                   ------------     ------------
           Carrying Value                                          $          0     $          0
                                                                   ============     ============

Effective January 1, 2007, the company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There was not a material impact on the company's consolidated financial position and results of operations as a result of the adoption of the provisions of FIN
48. The company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

The Company will recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the consolidated statement of operations. Accrued interest and penalties will be included within the related tax liability line in the consolidated balance sheet.

In many cases the company's uncertain tax positions are related to tax years that remain subject to examination by tax authorities. The following describes the open tax years, by major tax jurisdiction, as of December 31, 2007:

United States - Federal                   2004 - present
United States - State                     2004 - present
Canada - Federal                          2005 - present
Canada - Provincial                       2005 - present

Valuation allowances reflect the deferred tax benefits that management is uncertain of the ability to utilize in the future.


NOTE 12 - ISSUANCE OF COMMON STOCK

During January to March 2006 the Company received $66,000 from the exercise of 648,235 warrants to purchase 276,688 shares of common stock. The warrants were issued as a part of the Unit Placements in 2002 in which participants received one warrant for each unit purchased, that allows for the purchase of one-half share of common stock for each share of common stock purchased in the Unit Placement. Warrants can only be exercised in even lots for full shares for an exercise price of $0.30 per share

On February 10, 2006 the Company received $4,250 for the exercise of options at $0.17 per share and issued 25,000 shares of common stock.

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

From January to March, 2007 the Company received $40,500 for the exercise of 150,000 options exercisable at $0.27 per share and issued 150,000 shares of common stock.

From April to August, 2007 the company received $252,500 for the exercise of 505,000 options exercisable at $0.50 per share and issued 505,000 shares of common stock.

On April 18, 2007 the Company issued 6,722 shares of common stock for the payment of an account payable in the amount of $5,000 for legal fees. The expense was previously recorded as compensation expense in fiscal year 2005.

On September 20, 2007 the Company issued 338,889 shares of common stock, as payment for $244,000 of accrued interest through September 13, 2007 as per the terms of the debentures. (see Note 10)

On September 20, 2007, the Company issued 12,200,000 shares of the Company's common stock, $0.001 par value as payment of principal on the Convertible Debentures which matured. (see Note 10)

On September 20, 2007 the Company received $17,000 for the exercise of 20,000 warrants to purchase 20,000 shares of common stock.

NOTE 13 - STOCK OPTIONS AND WARRANT GRANTS

Prior to the adoption of SFAS 123R on January 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (SFAS No. 123), "Accounting for Stock-Based Compensation" since its inception and adopted Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure, an amendment of FASB No. 123", in December 2002. In conjunction with the adoption of these standards, the Company applied the intrinsic-value-based method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" with pro forma disclosure of net income and earnings per share as if the fair-value based method prescribed by SFAS No. 123. In general, no compensation cost related to the Company's non-qualified stock option plan was recognized as options are issued for no less than 100% of fair market value on date of grant.

A total of $122,005 for stock based compensation has been recorded as at December 31, 2006. Of this amount $8,000 is for 166,668 options that vested in August 2006, and $114,005 is for 500,000 options that the company extended in April 2006 for a period of 3 additional years. The 166,668 options were issued to two directors, one director/officer and one employee. The 500,000 options were issued to two directors/officers

A total of $776,271 for stock based compensation has been recorded as at December 31, 2007. The Company used the simplified method for computing the expected term of the option.

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

A summary of option transactions, including those granted pursuant to the terms of certain employment and other agreements is as follows:

                                                  STOCK              WEIGHTED
                                                 PURCHASE             AVERAGE
                                                 OPTIONS          EXERCISE PRICE
                                             ----------------    ---------------

            Outstanding, January 1, 2006         5,456,667             $0.59
            Expired                                (85,000)           ($0.60)
            Exercised                             (125,000)           ($0.25)
                                                ----------            ------
            Outstanding, December 31, 2006       5,246,667             $0.60
            Granted                              2,450,000             $0.71
            Expired                                (45,000)           ($0.50)
            Exercised                             (655,000)           ($0.45)
                                                ----------            ------
            Outstanding, December 31, 2007       6,996,667             $0.65


At December 31, 2007, the outstanding options have a weighted average remaining life of 30 months.

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

At December 31, 2007, the Company had outstanding options as follows:

              NUMBER OF OPTIONS        EXERCISE PRICE      EXPIRATION DATE
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
               ---------------
                     6,996,667
              ---------------


Warrants issued in connection with various private placements of equity securities, are treated as a cost of capital and no income statement recognition is required. A summary of warrant transactions is as follows:

                                                                      WEIGHTED
                                                       WARRANT        AVERAGE
                                                       SHARES     EXERCISE PRICE
                                                      ----------  --------------
             Outstanding, January 1, 2006              8,234,855      $   1.14
             Granted                                        --             --
             Exercised                                (1,912,355)     $  (0.25)
                                                      ----------      --------
             Outstanding, December 31, 2006            6,322,500      $   0.93
             Granted                                        --             --
             Exercised                                   (20,000)     $  (0.85)
             Expired                                  (3,030,000)     $  (0.85)
                                                      ----------      --------
             Outstanding, December 31, 2007            3,272,500      $   1.28
                                                      ----------      --------

Outstanding warrants as of December 31, 2007:

             NUMBER OF WARRANT SHARES     EXERCISE PRICE       EXPIRATION DATE
             ------------------------     --------------       -----------------

                  1,300,000                  0.90    (A)       April 21, 2008
                    200,000                  2.00              April 21, 2008
                    200,000                  3.00              April 21, 2008
                  1,202,500                  0.90    (A)       July 5, 2008
                    185,000                  2.00              July 5, 2008
                    185,000                  3.00              July 5, 2008
                  ---------
                  3,272,500
                  ---------


(A) Contain certain anti-dilution provisions.

On June 23, 2005, the Company, with shareholder approval, amended its 2002 Stock Option Plan, to increase the underlying shares available under the plan to 5,000,000 shares of common stock.

NOTE 14 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2007 and 2006, the Company paid shareholders and their affiliates nil and nil, respectively for various services rendered in addition to salaries and reimbursement of business expenses. All transactions are recorded at the exchange amounts. No one transaction or combination attributed to one individual or entity exceeding $60,000 on an annual basis.

In September 2004, a company controlled by a trust of which a director and shareholder is the beneficiary, purchased $1.25 million of convertible debentures in which the basis of conversion into our common stock is $0.50 per share, which included warrants to purchase an additional 625,000 shares of common stock at $0.85 per share. The debentures are for a term of three (3) years and earn interest at the rate of 4% per annum. In accordance with the terms of the debentures, 220,238 shares of our common stock were issued as payment of the first second and third year's interest earned. On September 13, 2007, the Convertible Debenture matured. Pursuant to the terms of the Debentures, the Company elected to satisfy the Debentures through the issuance of 2,500,000 shares of the Company's common stock, $0.001 par value.( See Note
10)

On June 26, 2006, August 29, 2006 and November 13, 2006 a company controlled by a trust of which a director and shareholder is the beneficiary loaned the Company $1,200,000, $1,000,000 and $500,000 respectively. (See Note 8)

As at December 31, 2006, notes payable outstanding amounted to $2,700,000 and accrued interest on the promissory notes amounted to $92,121.

On January 5, 2007 a company controlled by a trust of which a director and shareholder is the beneficiary extended the June 26, 2006 unsecured subordinated promissory in the principal amount of $1.2 million; and the August 29, 2006 unsecured subordinated promissory note in the principal amount of $1.0 million, the Notes were extended through to January 31, 2007.

Effective February 9, 2007 a company controlled by a trust of which a director and shareholder is the beneficiary consolidated two unsecured subordinated promissory notes in the principal amount of $1.2 million and $1.0 million and accrued interest into one unsecured subordinated demand note with principal amount of $2,308,147. Total interest accrued on the consolidated note for the year ended December 31, 2007 mounted to $184,968 (See Note 8).

On February 15, 2007 the Company issued a $500,000 unsecured subordinated demand promissory note to a member of the Company's Board of Directors. On March 7, 2007 the Company entered into an agreement whereby it borrowed an additional sum of $500,000 and consolidated this sum with the principal and accrued interest of the $500,000 unsecured demand promissory note previously issued on February 15, 2007. This Consolidated Note is in the principal amount of $1,002,589. Total interest accrued on the consolidated note for the period amounted to $73,917. (See Note 8).

In August 2007 the company paid $15,000 to a company controlled by one of our directors and shareholders for various services.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

LEASES

Effective November 24, 2004, the Company's wholly owned subsidiary ESW America Inc. entered into a lease agreement for approximately 40,220 square feet of leasehold space at 2 Bethlehem Pike Industrial Center, Montgomery Township, Pennsylvania. The leasehold space houses the Company's research and development facilities. The lease commenced on January 15, 2005 and expires January 31, 2010.

Effective December 20, 2004, the Company's wholly owned subsidiary ESW Canada Inc. entered into an offer to Lease agreement for approximately 50,000 square feet of leasehold space in Concord Ontario Canada. The leasehold space houses the Company's executive offices and a high volume manufacturing plant. The possession of the leasehold space took place on May 24, 2005 and the term of the lease will run for a period of 5 years from the commencement date of July 15, 2005.

The following breakdown is the total, of the minimum annual lease payments, for both leases.

                         2008      $ 492,387
                         2009        498,742
                         2010        173,959

The Company has no pending lawsuits.

CAPITAL LEASE OBLIGATION

The Company is committed to the following lease payments in connection with the acquisition of capital assets under capital leases:

                  2008                                     $  17,502
                  2009                                        17,502
                  2010                                        10,332
                  2011                                         2,258
                  2012                                           941
                                                           ---------
                                                           $  48,535

                  Less imputed interest                        6,021
                                                           ---------
                  Total obligation under capital lease        42,514

                  Less current portion                        13,032
                                                           ---------
                  Total long-term portion                  $  29,482
                                                           =========


The Company has incurred $6,021 interest expense on capital leases for the year.

NOTE 16 - LOSS PER SHARE

Potential common shares of 6,996,667 related to ESW's outstanding stock options and potential common shares of 3,272,500 related to ESW's outstanding Warrants were excluded from the computation of diluted earnings/(loss) per share for the year ended December 31, 2007, as the effect of inclusion of these shares and the related interest expense would have been antidilutive.

The reconciliation of the number of shares used to calculate the diluted loss per share is estimated as follows:

                                                      For the Year ended
                                                      Ended December 31,

                                                     2007           2006
Numerator

Net Loss for the year                           $ (2,163,621)    $ (4,423,046)
Interest on debentures                          $    171,636    $    244,000
Amortization of debenture fair value            $    123,803    $    176,000
Interest on note                                $    284,282    $     92,121
                                                -----------------------------
                                                $ (1,583,900)    $ (3,910,925)

Denominator

Weighted average number of shares outstanding     63,602,387      58,859,726
Dilutive effect of :
Stock options                                           --            --
Warrants                                                --            --
Convertible Debt conversion                             --            --
Note Payable Conversion                                 --            --
                                                -----------------------------
Diluted weighted average shares outstanding             --            --

NOTE 17 - COMPARATIVE FIGURES

Certain 2006 figures have been reclassified to conform to the financial statements presentation adopted in 2007.

NOTE 18 - SUBSEQUENT EVENTS

On February 4, 2008 the board of directors granted an aggregate award of 100,000 stock options to two executive officers. The options have immediate vesting with an exercise price of $0.71 per share (fair-market value at the date of grant) with an exercise period of three years from the date of award. On February 8, 2008 the board of directors granted an award of 100,000 stock options to one Director. The options have immediate vesting with an exercise price of $1.00 per share (fair-market value at the date of grant) with an exercise period of five years from the date of award.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Registrant (the "Company") was advised that effective January 29, 2008, its Independent Registered Certified Accountants Mintz & Partners LLP ("Mintz") has merged with the firm of Deloitte & Touche LLP ("Deloitte"). As a result of the merger, Mintz resigned as the Company's principal independent accountants and Deloitte as the surviving firm serves as the Company's certifying public accountants. The decision to retain Deloitte as the Company's certifying public accountant following the merger was approved by the Company's Board of Directors and Audit Committee. As the merger of Mintz and Deloitte is viewed as a change in reporting accountants due to the change in legal entity, the Company's Board of Directors and Audit Committee has elected to retain Deloitte as its new certifying accountants as of January 28, 2008.

ITEM 8A CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Accounting Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2007 (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosures.

CHANGES IN INTERNAL CONTROLS

There was no significant change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the last fiscal year that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

INTERNAL CONTROL OVER FINANCIAL REPORTING.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, our chief executive and chief accounting officers and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of inherent limitations, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Also projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.


Under the supervision of and with the participation of management, including our Chief Executive Officer and Chief Accounting Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the framework in INTERNAL CONTROL-INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation of our registered public accounting firm regarding internal controls over financial reporting as management's report was not subject to attestation by our registered public accounting firm pursuant to Securities and Exchange Commission Rule for mall business issuerers.

ITEM 8B OTHER INFORMATION

Effective February 4, 2008 we appointed Messrs Stefan Boekamp to serve as our Vice President of Operations and Praveen Nair to serve as our Chief Accounting Officer.

On March 25, 2008 Mr. Boekamp entered into employment agreement for a term of two years. Pursuant to the employment agreement, we will pay Mr. Boekamp a salary of $115,000CN per annum, subject to review by the Compensation Committee. The agreement also provides for the award of 50,000 immediately vested three (3) year stock options exercisable at $0.71 a share as well as standard benefits such as participation in medical plans. The agreement also contains a non-disclosure and non-compete clause. The non-compete portion of the agreement is in effect for a period of three (3) months after Mr. Boekamp's departure from the Company.

Also on March 25, 2008 Mr. Nair entered into employment agreement for a term of two years. Pursuant to the employment agreement, we will pay Mr. Nair a salary of $75,000CN per annum, subject to review by the Compensation Committee. The agreement also provides for the award of 50,000 immediately vested three (3) year stock options exercisable at $0.71 a share as well as standard benefits such as participation in medical plans. The agreement also contains a non-disclosure and non-compete clause. The non-compete portion of the agreement is in effect for a period of three (3) months after Mr. Nair's departure from the Company.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The information required by this item will be included in the Proxy Statement with respect to the 2008 Annual Meeting of Stockholders to be filed with the Commission within 120 days following December 31, 2007 under the captions "Election of Directors," and "Directors and Executive Officers of the Registrant" and is incorporated herein by this reference as if set forth in full herein.

ITEM 10. EXECUTIVE COMPENSATION

The information required by this item will be included in the Proxy Statement with respect to the 2008 Annual Meeting of Stockholders to be filed with the Commission within 120 days following December 31, 2007 under the captions "Summary Annual Compensation Table," "Option Grants during Fiscal Year 2007," "Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values," and "Remuneration of Non-Management Directors" and is incorporated herein by this reference as if set forth in full herein.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this item will be included in the Proxy Statement with respect to the 2008 Annual Meeting of Stockholders to be filed with the Commission within 120 days following December 31, 2007 under the caption "Security Ownership of Certain Beneficial Owners" and is incorporated herein by this reference as if set forth in full herein.



ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will be included in the Proxy Statement with respect to the 2008 Annual Meeting of Stockholders to be filed with the Commission within 120 days following December 31, 2007 under the caption "Certain Relationships and Related Transactions" and is incorporated herein by this reference as if set forth in full herein.

ITEM 13. EXHIBITS

a) Exhibits are incorporated by reference to the Index of Exhibits provided at the end of this Report on Form 10-KSB.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES: The Company paid its principal accountant Deloitte $30,000 to date in audit fees for the audit of the Company's annual financial statements for 2007.

AUDIT FEES: The Company paid its former accountant Mintz & Partners LLP $18,000 in audit fees for review of the financial statements included in its Form 10-QSB for the each of the three quarterly reports in 2007.

The Company paid its former accountant Mintz & Partners LLP $66,343 in audit fees for the audit of the Company's annual financial statements for 2006 and review of the financial statements included in its Form 10-QSB for the each of the three quarterly reports in 2006.

TAX AND OTHER FEES: The Company paid its former accountant Mintz & Partners LLP $ 4,850 and $Nil for tax compliance services for 2007 and 2006 respectively.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned; thereunto duly authorized this 28th day of March 2008 in the city of Concord, Province of Ontario.

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                                  (Registrant)

                                      BY: /S/ DAVID J. JOHNSON
                                          --------------------------------------
                                          DAVID J. JOHNSON
                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER


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

      /S/ DAVID J. JOHNSON               PRESIDENT, CHIEF        MARCH 28, 2007
      ----------------------------       EXECUTIVE OFFICER,
      DAVID J. JOHNSON                   AND DIRECTOR


      /S/ MICHAEL F. ALBANESE            DIRECTOR                MARCH 28, 2007
      ----------------------------
      MICHAEL F. ALBANESE


      /S/ JOHN DUNLAP III                DIRECTOR                MARCH 28, 2007
      ----------------------------
      JOHN DUNLAP


      /S/ BENGT G. ODNER                 DIRECTOR                MARCH 28, 2007
      ----------------------------
      BENGT G. ODNER


      /S/ JOEY SCHWARTZ                  DIRECTOR                MARCH 28, 2007
      ----------------------------
      JOEY SCHWARTZ

      /S/ PRAVEEN NAIR                  CHIEF ACCOUNTING         MARCH 28, 2007
      ----------------------------      OFFICER
      PRAVEEN NAIR

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

10.10 Form of Employment Agreement between Robert R. Marino and the Company dated as of September 10, 2003. (6)

10.11 Form of Employment Agreement between David J. Johnson and the Company dated as of September 10, 2003. (6)

10.12   Form of Subscription Agreement for 2001 Common Stock Placement. (7)

10.13 Form of Subscription Agreement for 2002 Unit Private Placement and related representation letters. (7)

10.14 Form of unsecured subordinated promissory note issued by the Company to AB Odinia, dated August 27,2004. (Originally filed as exhibit 10.1) (8)

10.15 Form of Securities Subscription Agreement between the Company and Investor for the purchase of 4% Convertible Debentures and three (3) year warrant exercisable at $1.00 per share dated September, 2004. (Originally filed as exhibit 10.1) (9)

10.16 Form of 4% Three (3) Year Debenture issued by the Company dated September, 2004. (Originally filed as exhibit 10.2) (9)

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

10.29 Form of Employment Agreement between David J. Johnson and the Company dated as of January 1, 2007. (20)

10.30 Form of Assignment by Inventor by and between the Company and David Johnson dated February 16, 2007. (20)

10.31 Form of Consolidated 1.002 Million Note by and between the company and Mr. Bengt Odner dated March 13, 2007. (20)

10.32 Form of $2.5 Million Financing Loan Agreement by and between ESW Canada Inc and Royal Bank of Canada dated March 5, 2007 (20)

10.33 Letter Agreement dated October 11, 2007 and effective November 2, 2007 by and between the Company's wholly owned subsidiary ESW Canada Inc and Royal Bank of Canada amending the terms of the Credit Facility Agreement dated as of March 2, 2007. (21)

10.34 Form of Employment Agreement between Stefan Boekamp and the Company dated as of February 4, 2008.

10.35 Form of Employment Agreement between Praveen Nair and the Company dated as of February 4, 2008.

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

16.1    Letter from James E. Scheifley & Associates, P. C. (1)

16.2 Letter from Daren, Martenfeld, Carr, Testa and Company LLP dated February 2001. (3)

16.3 Letter of resignation from Goldstein and Morris Certified Public Account P.C. dated October 20, 2004 (10)

16.4 Letter from Goldstein and Morris Certified Public Account P.C. dated November 23, 2004 (11)

16.5 Deloitte & Touche LLP News Release dated December 12, 2007 announcing Merger of the Accounting firms of Mintz & Partners and Deloitte (22)

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

(16) Incorporated herein by reference from the Registrants Form 8-K filed with the Securities and Exchange Commission on June 30, 2006.

(17) Incorporated herein by reference from the Registrants Form 8-K filed with the Securities and Exchange Commission on September 7, 2006.

(18) Incorporated herein by reference from the Registrants Form 8-K filed with the Securities and Exchange Commission on November 17, 2006.

(19) Incorporated herein by reference from the Registrants Form 8-K filed with the Securities and Exchange Commission on February 14, 2007.

(20) Incorporated herein by reference from the Registrants Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2007.

(21) Incorporated herein by reference from the Registrants Form 8-K filed with the Securities and Exchange Commission on November 8, 2007.

(22) Incorporated herein by reference from the Registrants Form 8-K filed with the Securities and Exchange Commission on February 1, 2008.

* Confidential treatment requested for a portion of this exhibit

** PREVIOUSLY FILED WITH FORM SB-2.