Form 10KSB/A
period 2007-12-31
ENVIRONMENTAL SOLUTIONS WORLDWIDE INC
filed 2008-04-29
CIK 1082278

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

The issuer's revenues for its most recent fiscal year were $9,310,504

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $12,061,816 as of April 17, 2008 based upon the closing sale price reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the registrant.

There were 72,973,851 shares of the registrant's Common Stock outstanding as of April 17, 2008.

TRANSITIONAL SMALL BUSINESS DISCLOSURE FORMAT. YES [ ] NO [X]

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

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

                                                                Date Elected/
         Name                     Position                      Appointed
         ----                     --------                      ---------------
         Nitin Amersey            Chairman                      January 2003

         David J. Johnson         Director, President and       September 2000
                                  Chief Executive Officer

         Michael F. Albanese      Director                      February 2006

         John D. Dunlap III       Director                      February 2007

         Bengt G. Odner           Director                      September 2000

         Joey Schwartz            Director                      June 2005

         Stefan Boekamp           Vice President                February 2008
                                  Of Operations

         Praveen Nair             Chief Accounting Officer      February 2008


Set forth below is information relating to the business experience of each of the directors and executive officers of the Company.

NITIN M. AMERSEY, age 56, has over thirty-five years of experience in international trade, marketing and corporate management. Mr. Amersey was elected as a director of Environmental Solutions Worldwide and has served as a member of the board since January 2003. Mr. Amersey was appointed interim Chairman of the Board in May 2004 and subsequently was appointed Chairman of the Board in December 2004. In addition to his service as a board member of Environmental Solutions Worldwide, Mr. Amersey has been Chairman of Scothalls Limited, a private trading firm since 1978. Mr. Amersey has also served as President of Circletex Corp., a financial consulting management firm since 2001 and has served as chairman of Midas Touch Global Media Corp from 2005 to the present. He is also currently the Chairman of Hudson Engineering Industries Pvt. LTD. a private company domiciled in India. From 2003 to 2006 Mr. Amersey was Chairman of RMD Entertainment Group and also served during the same period as chairman of Wide E-Convergence Technology America Corp. Mr. Amersey is also the owner of Langford Business Services LLC. Mr. Amersey has a Masters of Business Administration Degree from the University of Rochester, Rochester, N.Y. and a Bachelor of Science in Business from Miami University, Oxford, Ohio. He graduated from Miami University as a member of Phi Beta Kappa and Phi Kappa Phi. He is the sole member manager of Amersey Investment Holdings LLC a SEC Registered Investment Advisor. Mr. Amersey also holds a Certificate of Director Education from the NACD Corporate Director's Institute.

DAVID J. JOHNSON, age 47, has 26 years experience in the automotive industry in various aspects of engineering, development of components and systems and as an entrepreneur. Mr. Johnson has served as the Company's Chief Operating Officer from August 2000 through November 2001 and in September 2000 was elected as a Director. In addition to serving as a director of ESW, Mr. Johnson has served as Senior Vice President of Sales and Marketing from November 2001 until May 2004 and served as acting Chief Financial Officer from December 2004 through May 2005. Mr. Johnson was appointed as the Interim Chief Executive Officer and President in May 1, 2004 and was subsequently appointed President, Chief Executive Officer in June of 2005. Mr. Johnson attended Tollgate Tech. Secondary, Mohawk College and Devry Institute of Technologies.

MICHAEL F. ALBANESE, age 54, has over 31 years financial experience including roles as Chief Financial Officer and Chief Operating Officer. Currently he is the president of Cost Reduction Solutions, a CPA consulting firm providing services to both private and public companies as well as to the banking industry. Mr. Albanese received a Bachelors of Science degree in Accounting and is a licensed CPA practicing in New Jersey. He is a member of the AICPA and NJSCPA, The Garden State Credit Association and is a registered accountant with the SEC's Public Company Accounting Oversight Board (PCAOB).

JOHN DUNLAP, III, 49, served as Chairman of the Board of Directors of the California Air Resources Board from 1994 to 1999. In this post, Mr. Dunlap promoted advanced technological solutions to achieve air quality and public health protection gains. During his tenure as Chairman, Mr. Dunlap oversaw the development and implementation of the most far-reaching air quality regulations in the world aimed at fuels, engines and over 200 consumer products. Prior to Mr. Dunlap's tenure at CARB, he served as the Chief Deputy Director of the California Department of Toxic's Substances Control where his responsibilities included, crafting the state's technology advancement program, serving as the lead administration official in securing congressional and U.S. Department of Defense support and funding for military base closure environmental clean-up and in creating a network of ombudsman staff to assist the regulated businesses in demystifying the regulatory process. In addition, Mr. Dunlap spent more than a decade at the South Coast Air Quality Management District in a host of regulatory, public affairs and advisory positions where he distinguished himself as the principle liaison with the business and regulatory community. Mr. Dunlap is currently the owner of a California-based advocacy and consulting firm called the Dunlap Group Mr. Dunlap has a BA degree in Political Science and Business from the University of Redlands (California) and a Master's degree in Public Policy from Claremont Graduate University (California).

BENGT G. ODNER, age 55, has served as a director since September 2000. He served as the Company's Chairman from September 2000 through October 2002. Mr. Odner has also served as our Chief Executive Officer from August 1999 through September 2000 and as interim Chief Executive Officer from February 2002 to July 2002. Mr. Odner was a director of Crystal Fund Ltd., a Bermuda mutual fund, and was a director of Crystal Fund Managers, Ltd. from 1996 until January 2003. From 1990 through 1995, Mr. Odner was the Chairman of Altus Nord AB, a property holding company specializing in Scandinavian properties and a wholly owned subsidiary of Credit Lyonais Bank Paris. Mr. Odner holds a masters degree in Business Administration from Babson College.

JOEY SCHWARTZ, age 47, has over 25 years experience in financial management, business strategy development and marketing. During various periods from February 2001 to September 2004, Mr. Schwartz served in various consulting positions involving organizational development, corporate compliance, legal affairs and finance for ESW and it's wholly owned subsidiary ESW Canada, Inc. In May 2005 he was appointed as Chief Financial Officer (CFO) and served as CFO through February 2008. He currently serves as a consultant to the Company on special projects and provides advice on compliance, due diligence, regulatory and business matters. Prior to his association with the Company, Mr. Schwartz consulted for several companies in different industries including Identicam Systems Canada Ltd., which was acquired under the GE Infrastructure security group of companies. He was President of Empereau Manufacturing, for over 18 years, a manufacturing company supplying products to the commercial specification and construction industry as well as government procurement. He is currently president of JMC Emerald Corp. a consulting company. Mr. Schwartz graduated on the dean's honor roll from York University where he received a Bachelor of Arts Degree in Economics and Mathematics.

STEFAN BOEKAMP, age 59, joined the Company in July 2005 as the Plant Manager of the Company's wholly owned subsidiary, ESW Canada Inc. In February 2008 he was appointed as the Company's Vice President of Operations. Prior to joining the Company, Mr. Boekamp ran several machine building companies in Europe engaged in tooling and specialized equipment design and building between 1971 and 1983. From 1983 to 1992 he served as a General Manager and Vice President of Operations for Magna International. He was the President and Chief Executive Officer of Evermore Automation, an industrial magnet and automated equipment manufacturer between 1992 and 2005. Mr. Boekamp has a Masters Degree in Tool and Die Making, equivalent to a Professional Engineer Degree and an MBA in Business Administration from Handwerskammer Ostwetfalen-Lippe Zu Bielefeld, Bielefeld, Germany.

PRAVEEN NAIR, age 34, was appointed Chief Accounting Officer in February 2008. He joined the Company in May 2005 and served in the position of Assistant to the Chief Financial Officer supporting the Company's Chief Financial Officer in day-to-day operations. In May 2006 he was promoted to Controller for the Company's wholly owned subsidiaries, ESW America Inc. and ESW Canada Inc. Prior to joining the Company, Mr. Nair was with e-Serve International Ltd, a Citigroup company from December 2000 through January 2005 where he served as a Deputy Manager in the Business Development and Migrations Unit and subsequently as Manager and Senior Manager. He was responsible for feasibility studies and regionalizing operations from countries in Europe, North America and Africa into processing centers in Mumbai and Chennai in India. Mr. Nair has a Bachelors Degree in Commerce with specialization in Accounting and a Masters Degree in Finance from Faculty of Management Studies, Collage of Materials Management, Jabalpur, India.

CORPORATE GOVERNANCE

GENERAL

We believe that good corporate governance is important to ensure that the Company is managed for the long-term benefit of our stockholders. This section describes key corporate governance practices that we have adopted.

BOARD OF DIRECTORS MEETINGS AND ATTENDANCE

The Board of Directors has responsibility for establishing broad corporate policies and reviewing our overall performance of the Company rather than day-to-day operations. The primary responsibility of our Board of Directors is to oversee the management of our Company and, in doing so, serve the best interests of the Company and our stockholders. The Board of Directors selects, evaluates and provides for the succession of executive officers and, subject to stockholder approval, the election of directors. The Board also reviews and approves corporate objectives and strategies, and evaluates significant policies and proposed major commitments of corporate resources as well as participates in decisions that have a potential major economic impact on our Company. Management keeps the directors informed of Company activity through regular communication, including written reports and presentations at Board of Directors and committee meetings.

We have no formal policy regarding director attendance at the annual meeting of stockholders. The Board of Directors held seven (7) meetings in 2007, all of which were telephonic. All board members were in attendance for all of the meetings.

AUDIT COMMITTEE COMPOSITION

The Company has a separately designated standing audit committee comprised of Michael F. Albanese (Chairman), Nitin M. Amersey and Bengt G. Odner. Michael F. Albanese, qualifies as a "financial expert" as defined by SEC rules. The Company's Board has also determined that Michael F. Albanese meets the SEC definition of an "independent" director. The Audit Committee met seven times during 2007.

COMPENSATION COMMITTEE COMPOSITION

The Compensation Committee is currently comprised of Nitin Amersey, who serves as Chairman, Bengt George Odner and Michael Albanese. In accordance with its charter, the Compensation Committee is responsible for establishing and reviewing the overall compensation philosophy of the Company, establishing and reviewing the Company's general compensation policies applicable to the chief executive officer and other officers, evaluating the performance of the chief executive officer and other officers and approving their annual compensation, reviewing and recommending the compensation of directors, reviewing and recommending employment, consulting, retirement and severance arrangements involving officers, and directors of the Corporation and reviewing and recommending proposed and existing incentive-compensation plans and equity-based compensation plans for the Corporation's directors, officers, employees and consultants. The Compensation Committee met five times during 2007.

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

NOMINATION COMMITTEE:

The Company does not at present have a formal nominating committee. The full Board of Directors as a group performs the role. The Board does not assign specific weights to particular criteria and no particular criterion is a prerequisite for each prospective nominee. We believe that the backgrounds and qualifications of our directors, considered as a group, should provide a significant breadth of experience, knowledge and abilities that will allow our Board to fulfill its responsibilities.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Under the securities laws of the United States, the Company's directors, executive officers, and any persons holding more than ten percent of the Company's common stock are required to report their initial ownership of the Company's common stock and any subsequent changes in their ownership to the Securities and Exchange Commission. Specific due dates have been established by the Commission, and the Company is required to disclose any failure to file by those dates. Based upon (1) the copies of Section 16 (a) reports that the Company received from such persons for their 2007 fiscal year transactions, the Company believes there has been compliance with all Section 16 (a) filing requirements applicable to such officers, directors and ten-percent beneficial owners for such fiscal year.

CODE OF ETHICS

ESW's Board of Directors has adopted a Code of Business Conduct and Ethics which provides a framework for directors, officers and employees on the conduct and ethical decision-making integral to their work. The Audit Committee is responsible for monitoring compliance with this code of ethics and any waivers or amendments thereto can only be made by the Board or a Board committee. The Code of Ethics is available on www.sec.gov as an exhibit with the Company's Form 10KSB filed with the Securities and Exchange Commission on April 3, 2006. The Company can provide a copy of such Code of Ethics, upon receipt of a written request to the attention of the CAO's Office, at ESW Inc., 335 Connie Crescent, Concord, Ontario, Canada, L4K 5R2. The written request should include the company name, contact person and full mailing address and/or email address of the requestor.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the compensation for each of the last two (2) fiscal years earned by the Chief Executive Officer and each of the most highly compensated executive officers (the "Named Executives").




                                                   SUMMARY COMPENSATION TABLE

                                                                             NON-EQUITY    NONQUALIFIED
                                                                              INCENTIVE      DEFERRED
        NAME/PRINCIPAL                                STOCK      OPTION         PLAN       COMPENSATION   ALL OTHER
           POSITION        YEAR     SALARY    BONUS   AWARDS   AWARDS (4)   COMPENSATION     EARNINGS    COMPENSATION    TOTAL
---------------------------------------------------------------------------------------------------------------------------------
David J. Johnson (1)       2007    $240,000     -       -       $231,270          -              -           $30,045    $501,315
Director,                  2006    $150,000     -       -        $60,002          -              -           $20,934    $230,936
Chief Executive Officer
And President

Joey Schwartz (2)          2007    $120,000     -       -        $33,039          -              -            $7,910    $160,949
Director and, Chief        2006    $120,000     -       -        $57,002          -              -           $12,626    $189,628
Financial Officer

Stan Kolaric (3)           2007        -        -       -           -             -              -               -           -
Director and Chief         2006     $90,000     -       -           -             -              -          $103,396    $193,396
Operating Officer


     1. Mr. Johnson was paid at the annual rate of $240,000. In February 2007, Mr. Johnson received options to purchase 700,000 shares of Common Stock with a per share exercise price of $0.71 (exercise price equal to the fair market value on the date of grant). In 2007, Mr. Johnson received the following compensation, $253,845 as salary and fees, a car allowance of $12,000 per annum and standard medical and dental benefits provided by the Company totaling $4,200.

     2. Mr. Schwartz currently serves as a Director and effective February 4, 2008 as a consultant per an agreement with the Company. In February 2007, Mr. Schwartz received options for 100,000 shares of Common Stock with a per share exercise price of $0.71(exercise price equal to the fair market value on the date of grant). In 2007, Mr. Schwartz received the following compensation, $123,710 as salary and fees, and standard medical and dental benefits provided by the Company totaling $4,200.

     3. Mr. Kolaric served as a Director and Officer during 2006. Mr. Kolaric's employment agreement with the Company was terminated effective as of October 5, 2006. In 2006 Mr. Kolaric received the following compensation, $90,000 as salary and fees, and $100,000 upon the execution of a Separation Agreement with the Company. Mr Kolaric also received standard medical and dental benefits provided by the Company totaling $3,396.

     4. Represents the cost of the compensation expense recorded by the company for option grants in 2007 and an extension and vesting amounts in accordance with FAS123R. In April 2006 the company extended for a period of 3 additional years 250,000 options previously granted to Mr. Johnson and Mr. Schwartz.

EMPLOYMENT AGREEMENTS

In February 2007, the Company entered into a new employment agreement with Mr. Johnson as President and Chief Executive Officer. The agreement provides, among other things, for an annual salary of $240,000, as well as an award of 600,000 options exercisable for a term of five (5) years at an exercise price of $0.71 per share (fair market value of the Company's stock as of the date of grant). The agreement also provides that, other than in connection with Mr. Johnson's employment being terminated other than for death, disability, conviction of a felony or nonperformance of duties, he will be paid the balance of his contract. The employment agreement also provide for participation in benefit plans we offer to our employees, and a car allowance of $1,000 per month.

Mr. Schwartz, acting as the Company's Chief Financial Officer received total compensation of $120,000 on an annual basis plus benefit plans we offer to our employees. Effective February 4, 2008, the Company and Mr. Schwartz entered into a consulting agreement whereby Mr. Schwartz will serve as a consultant to the Company and will no longer serve as the Company's Chief Financial Officer. Under the consulting agreement, Mr. Schwartz will receive a $12,500 monthly fee and will serve as a consultant to the Company on special projects and will provide advice on compliance, due diligence, regulatory and business matters.

Mr. Kolaric, the Company's former Chief operating Officer's agreements with the Company terminated effective as of October 5, 2006. During 2006 he received total compensation of $90,000 that would equal to $120,000 on an annual basis, plus benefit plans we offered to our employees.

Effective February 4, 2008, the Company entered into an employment agreement with Mr. Stefan Boekamp as Vice President of Operations. The agreement provides, among other things, for an annual salary of $115,000 Canadian, as well as an award of 50,000 options exercisable for a term of five (3) years at an exercise price of $0.71 per share (the excercise price being greater than the fair market value of the Company's stock as of the date of grant). The employment agreement also provide for participation in benefit plans we offer to our employees.

Effective February 4, 2008, the Company entered into an employment agreement with Mr. Praveen Nair as Chief Accounting Officer.. The agreement provides, among other things, for an annual salary of $75,000 Canadian, as well as an award of 50,000 options exercisable for a term of five (3) years at an exercise price of $0.71 per share (the excercise price being greater than the fair market value of the Company's stock as of the date of grant). The employment agreement also provide for participation in benefit plans we offer to our employees.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows certain information regarding the outstanding equity awards held by the Named Executives at the end of 2007. In February 2007 the board of directors granted an award of 700,000 stock options to Mr. Johnson and 100,000 stock options to Mr. Schwartz. The options have immediate vesting with an exercise price of $0.71 per share (fair-market value at the date of grant) with an exercise period of five years from the date of award. No stock awards or stock options were granted to the named executive officers in 2006; however in April 2006 the Company extended the exercise term for 250,000 options previously granted to Messrs Johnson and Schwartz for 3 additional years.

                         Number of
                         Securities
                         Underlying            Option
                        Unexercised           Exercise               Option
                        Options (#)             Price              Expiration
         NAME           Exercisable              ($)                  Date
 --------------------- --------------------------------------------------------
 David J. Johnson          250,000              $0.50                5/1/2009
                           600,000*             $0.50               8/11/2009
                           150,000              $0.27                8/6/2009
                           200,000              $1.00              12/30/2010
                           700,000              $0.71               2/16/2012

 Joey Schwartz             250,000              $0.50                5/1/2009
                           150,000              $0.50               12/1/2009
                           200,000              $1.00              12/30/2010
                           100,000              $0.71               2/16/2012

 Stan Kolaric              150,000              $0.50               7/31/2008
                           200,000              $1.00               7/31/2008


* The 600,000 options are not part of a Company Stock Option Plan; however these options are currently registered under the Company's SB-2 registration statement (SEC File No 333-129579).

THE 2002 STOCK OPTION PLAN

On June 23, 2005, the Company, with shareholder approval, amended its 2002 Stock Option Plan (the "Plan"), to increase the underlying shares of common stock available under the plan to 5,000,000 shares. The 2002 Stock Option Plan is the successor plan to the 2000 Nonqualified Stock Option Plan. All stock options outstanding under the 2000 Nonqualified Stock Option Plan remain in effect according to there terms and conditions (including vesting requirements). Under the Company's 2002 Stock Option Plan, the compensation committee may grant equity incentive awards to directors, officers, employees and service providers of the Company, in the form of incentive stock options, non-qualified stock options, and other performance-related or non-restricted stock awards. The selection of participants in the 2002 Plan, the determination of the award vehicles to be utilized and the number of stock options or shares subject to an award are determined by the Company compensation committee, in its sole discretion, within the approved allocation of shares. The committee shall determine any service requirements and/or performance requirements pertaining to any stock awards under the 2002 Plan. The Plan permits the Company to provide its employees with incentive compensation opportunities which are motivational and which afford the most favorable tax and accounting treatments to the Company. The exercise price of any option granted under the 2002 Plan shall not be less than the fair market value of the common stock of the Company on the date of grant.

COMPENSATION OF NON-MANAGEMENT DIRECTORS

During 2007 the Company did not compensate its directors for their attendance at individual meetings of the Board of Directors, however, non-management directors were reimbursed for verifiable expenses incurred during the course of service to the board and/or Company provided said expenses were approved by the Company. In 2007, outside directors were compensated at the rate of $2,500 a month. The Chairman of the Board of Directors received an additional $2000 per month and the Chair of the audit committee received an additional $1000 per month.

                                   Fees earned       Option
         Name of Outside               or          Awards (1)
         Director                 Paid in cash        ($)            Total
         ------------------------ -------------- --------------- --------------
         Nitin M. Amersey             $54,000         $99,116       $153,116
         Michael F. Albanese          $42,000        $148,674       $190,670
         John D. Dunlap III           $26,250         $99,116       $125,366
         Bengt G. Odner               $30,000         $99,116       $129,116


(1) Represents the cost of the compensation expense recorded by the company in accordance with FAS123R.

The following table shows certain information regarding the outstanding equity awards held by the outside Directors at the end of 2007. In February 2007 the Board of Directors granted an award of 300,000 stock options to each outside director and an additional 150,000 stock options to Mr. Albanese, Chair of the Audit Committee. The options have immediate vesting with an exercise price of $0.71 per share (fair-market value at the date of grant) with an exercise period of five years from the date of award. No stock awards or stock options were granted to the outside Directors in 2006.

                                               Option
                              Number of       Exercise        Option
                             Options (#)       Price         Expiration
        NAME                 Outstanding        ($)             Date
   ------------------------ -------------- --------------- --------------
   Nitin M. Amersey             150,000 *      $0.50          8/11/2009
                                 50,000        $0.27           8/6/2013
                                150,000        $1.00         12/30/2010
                                300,000        $0.71          2/16/2012

   Michael F. Albanese          450,000        $0.71          2/16/2012

   John D. Dunlap III           300,000        $0.71          2/16/2012

   Bengt G. Odner               850,000 *      $0.50          8/11/2009
                                 50,000        $0.27           8/6/2013
                                150,000        $1.00         12/30/2010
                                300,000        $0.71          2/16/2012

* These options are not part of a Stock Option Plan; however these options are currently registered under the company's SB-2 registration statement (SEC File No 333-129579).

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, to the best knowledge of the Company, as of April 17, 2008, certain information with respect to (1) beneficial owners of more than five percent (5%) of the outstanding common stock of the Company, (2) beneficial ownership of shares of the Company's common stock by each director and named executive, (3) beneficial ownership of shares of common stock of the Company by all directors and officers as a group.

Unless otherwise noted, all shares are beneficially owned and the sole voting and investment power is held by the persons/entities indicated.

Based upon the aggregate of all shares of common stock issued and outstanding as of April 17, 2008 in addition to shares issuable upon exercise of options or warrants currently exercisable or becoming exercisable within 60 days and which are held by the individuals named on the table.


                                         TOTAL
  NAME AND ADRESS                     BENEFICIAL                   PERCENT OF
OF BENEFICIAL OWNER                  OWNERSHIP (1)                    CLASS
--------------------------------------------------------------------------------

Nitin M. Amersey, Chairman               805,000  (2)                  1.09%
c/o 335 Connie Crescent
Concord, ON L4K 5R2

David J. Johnson,                      1,900,000  (3)                  2.54%
Chief Executive Officer,
President and Director
c/o 335 Connie Crescent
Concord, ON L4K 5R2

Bengt G. Odner, Director               9,829,943  (4)                 13.23%
c/o 335 Connie Crescent
Concord, ON L4K 5R2

Joey Schwartz, Director                  810,000  (5)                  1.10%
c/o 335 Connie Crescent
Concord, ON L4K 5R2

Michael F. Albanese, Director            450,000  (6)                  0.61%
c/o 335 Connie Crescent
Concord, ON L4K 5R2

John D. Dunlap, III, Director            300,000  (7)                  0.41%
c/o 335 Connie Crescent
Concord, ON L4K 5R2

Stefan Boekamp,                          150,000  (8)                  0.21%
Vice President of Operations
c/o 335 Connie Crescent
Concord, ON L4K 5R2

Praveen Nair,                            120,900  (9)                  0.17%
Chief Accounting Officer,
c/o 335 Connie Crescent
Concord, ON L4K 5R2

                                                                 TOTAL
  NAME AND ADRESS                     BENEFICIAL                   PERCENT OF
OF BENEFICIAL OWNER                  OWNERSHIP (1)                    CLASS
--------------------------------------------------------------------------------

Black Family 1997 Trust                5,852,381 (10)                  8.02%
c/o 1301 Avenue of the Americas
New York, NY 10019

Leon D. Black                          7,240,476 (11)                  9.92%
c/o 1301 Avenue of the Americas
New York, NY 10019

Leon D. Black Trust UAD                  851,470 (12)                  1.17%
11/30/92 FBO Alexander Black
c/o 1301 Avenue of the Americas
New York, NY 10019

Leon D. Black Trust UAD                  851,470 (13)                  1.17%
11/30/92 FBO Benjamin Black
c/o 1301 Avenue of the Americas
New York, NY 10019

Leon D. Black Trust UAD                  851,470 (14)                  1.17%
11/30/92 FBO Joshua Black
c/o 1301 Avenue of the Americas
New York, NY 10019

Leon D. Black Trust UAD                  851,470 (15)                  1.17%
11/30/92 FBO Victoria Black
c/o 1301 Avenue of the Americas
New York, NY 10019

Louis E. Edmondson                     7,299,668 (16)                  9.89%

Robert C. Fanch                        6,319,516 (17)                  8.58%

All current directors and             14,365,843                      18.26%
executive officers as a group
(Eight persons)


(1) On the basis of 72,973,851 shares of common stock outstanding, plus, in the case of any person deemed to own shares of common stock as a result of owning options, warrants, or rights to purchase common stock exercisable within 60 days of April 17, 2008.

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

(3) Includes 250,000 options exercisable at $0.50, which expire May 1, 2009, options to purchase 150,000 shares of common stock at $0.27 per share expiring August 6, 2013, includes options to purchase 600,000 shares of common stock at $0.50 per share expiring August 11, 2009, includes options to purchase 200,000 shares of common stock at $1.00 per share expiring December 30, 2010 and options to purchase 700,000 shares of common stock at $0.71 per share expiring February 16, 2012

(4) Mr. Bengt George Odner is a director of Environmental Solutions Worldwide, Inc. as well as AB Odnia and the beneficiary of a trust that controls Ledelle Holdings Limited. Includes 4,745,238 shares of common stock, directly beneficially owned by AB Odnia. Also includes 1,000,000 shares of common stock directly owned by Ledelle Holdings Limited, a corporation organized under the Laws of Cyprus. Further includes: (i) 2,734,705 shares of common stock and (ii) 1,350,000 shares of common stock underlying options owned by Mr. Odner.

(5) Includes 10,000 shares of Common Stock and includes 250,000 options exercisable at $0.50, which expire May 1, 2009, options to purchase 150,000 shares of common stock at $0.50 per share expiring December 1, 2009, includes options to purchase 200,000 shares of common stock at $1.00 per share expiring December 30, 2010, options to purchase 100,000 shares of common stock at $0.71 per share expiring February 16, 2012, and options to purchase 100,000 shares of common stock at $1.00 per share expiring February 8, 2013.

(6) Includes 450,000 options to purchase 450,000 shares of common stock at $0.71 per share expiring February 16, 2012.

(7) Includes 300,000 options to purchase 300,000 shares of common stock at $0.71 per share expiring February 16, 2012.

(8) Includes options to purchase 50,000 shares of common stock at $1.00 per share expiring December 30, 2010, options to purchase 50,000 shares of common stock at $0.71 per share expiring February 16, 2010, and options to purchase 50,000 shares of common stock at $0.71 per share expiring February 3, 2011.

(9) Includes 900 shares of Common Stock and includes options to purchase 20,000 shares of common stock at $1.00 per share expiring December 30, 2010, options to purchase 50,000 shares of common stock at $0.71 per share expiring February 16, 2010, and options to purchase 50,000 shares of common stock at $0.71 per share expiring February 3, 2011.

(10) Includes shares owned by Leon D. Black, Leon D. Black Trust UAD 11/30/92 FBO Alexander Black, Leon D. Black Trust UAD 11/30/92 FBO Benjamin Black, Leon
D. Black Trust UAD 11/30/92 FBO Joshua Black and Leon D. Black Trust UAD 11/30/92 FBO Victoria Black for which beneficial ownership is disclaimed.

(11) Includes shares owned by Black Family 1997 Trust, Leon D. Black Trust UAD 11/30/92 FBO Alexander Black, Leon D. Black Trust UAD 11/30/92 FBO Benjamin Black, Leon D. Black Trust UAD 11/30/92 FBO Joshua Black and Leon D. Black Trust UAD 11/30/92 FBO Victoria Black which the beneficial ownership is disclaimed.

(12) Excludes shares owned by Black Family 1997 Trust, Leon D. Black, Leon D. Black Trust UAD 11/30/92 FBO Benjamin Black, Leon D. Black Trust UAD 11/30/92 FBO Joshua Black and Leon D. Black Trust UAD 11/30/92 FBO Victoria Black for which beneficial ownership is disclaimed.

(13) Excludes shares owned by Black Family 1997 Trust, Leon D. Black, Leon D. Black Trust UAD 11/30/92 FBO Alexander Black, Leon D. Black Trust UAD 11/30/92 FBO Joshua Black and Leon D. Black Trust UAD 11/30/92 FBO Victoria Black for which beneficial ownership is disclaimed.

(14) Excludes shares owned by Black Family 1997 Trust, Leon D. Black, Leon D. Black Trust UAD 11/30/92 FBO Alexander Black, Leon D. Black Trust UAD 11/30/92 FBO Benjamin Black, Leon D. Black Trust UAD 11/30/92 FBO Victoria Black for which beneficial ownership is disclaimed.

(15) Excludes shares owned by Black Family 1997 Trust, Leon D. Black, Leon D. Black Trust UAD 11/30/92 FBO Alexander Black, Leon D. Black Trust UAD 11/30/92 FBO Benjamin Black and Leon D. Black Trust UAD 11/30/92 FBO Joshua Black for which beneficial ownership is disclaimed.

(16) Includes (i) 3,410,198 shares of Common Stock, beneficially owned by Louis
E. Edmondson. (ii) 1,176,470 shares of Common Stock, 850,000 shares of Common Stock issuable upon the exercise of warrants beneficially owned by Louis E. Edmondson, Trust Dated July 26th, 2000 and (iii) includes 1,863,000 shares of Common Stock beneficially owned by Pinnacle Services Group Inc.

(17) Includes (i) 750,000 shares of Common Stock beneficially owned by Robert C. Fanch., (ii) 4,889,516 shares of Common Stock directly beneficially owned by Robert C. Fanch Revocable Trust ("Trust"), a trust of which Robert C. Fanch is the trustee and beneficiary, (iii) 680,000 shares of Common Stock issuable upon the exercise of warrants directly beneficially owned by Trust.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR
         INDEPENDENCE.

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

On February 15, 2007 the Company issued a $500,000 unsecured subordinated demand promissory note to Mr. Odner, a member of the Company's Board of Directors. On March 7, 2007 the Company entered into an agreement whereby it borrowed an additional sum of $500,000 and consolidated this sum with the principal and accrued interest of the $500,000 unsecured demand promissory note previously issued on February 15, 2007. This Consolidated Note is in the principal amount of $1,002,589 and bears interest at a rate of 9% per annum and is payable upon demand. The Company may repay the Consolidated Note without penalty at any time.

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

In August 2007 the company paid $15,000 to Circletex Corporation, a company controlled by Mr. Amersey, one of our directors and shareholders for various services.

Effective February 4, 2008, the Company and Mr. Joey Schwartz, a Director of the Company, entered into a consulting agreement whereby Mr. Schwartz will serve as a consultant to the Company on special projects and will provide advice on compliance, due diligence, regulatory and business matters. Among other things, the agreement provides for a monthly retainer of $12,500 per month.

ITEM 13. EXHIBITS.

An index to exhibits appears directly at the end of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned; thereunto duly authorized this 29th day of April 2008 in the city of Concord, Province of Ontario.

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

SIGNATURES                              TITLE                       DATE


/S/ NITIN M. AMERSEY               CHAIRMAN                APRIL 29, 2008
----------------------------
NITIN M. AMERSEY

/S/ DAVID J. JOHNSON               PRESIDENT, CHIEF        APRIL 29, 2008
----------------------------       EXECUTIVE OFFICER,
DAVID J. JOHNSON                   AND DIRECTOR


/S/ MICHAEL F. ALBANESE            DIRECTOR                APRIL 29, 2008
----------------------------
MICHAEL F. ALBANESE


/S/ JOHN DUNLAP III                DIRECTOR                APRIL 29, 2008
----------------------------
JOHN DUNLAP


/S/ BENGT G. ODNER                 DIRECTOR                APRIL 29, 2008
----------------------------
BENGT G. ODNER


/S/ JOEY SCHWARTZ                  DIRECTOR                APRIL 29, 2008
----------------------------
JOEY SCHWARTZ

/S/ PRAVEEN NAIR                  CHIEF ACCOUNTING         APRIL 29, 2008
----------------------------      OFFICER
PRAVEEN NAIR

EXHIBIT NUMBER DESCRIPTION

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

10.29 Form of Employment Agreement between David J. Johnson and the Company dated as of January 1, 2007. (20)

10.30 Form of Assignment by Inventor by and between the Company and David Johnson dated February 16, 2007. (20)

10.31 Form of Consolidated 1.002 Million Note by and between the company and Mr. Bengt Odner dated March 13, 2007. (20)

10.32 Form of $2.5 Million Financing Loan Agreement by and between ESW Canada Inc and Royal Bank of Canada dated March 5, 2007 (20)

10.33 Letter Agreement dated October 11, 2007 and effective November 2, 2007 by and between the Company's wholly owned subsidiary ESW Canada Inc and Royal Bank of Canada amending the terms of the Credit Facility Agreement dated as of March 2, 2007. (21)

10.34 Form of Employment Agreement between Stefan Boekamp and the Company dated as of February 4, 2008. (23)

10.35 Form of Employment Agreement between Praveen Nair and the Company dated as of February 4, 2008. (23)

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

(19) Incorporated herein by reference from the Registrants Form 8-K filed with the Securities and Exchange Commission on February 14, 2007.

(20) Incorporated herein by reference from the Registrants Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2007.

(21) Incorporated herein by reference from the Registrants Form 8-K filed with the Securities and Exchange Commission on November 8, 2007.

(22) Incorporated herein by reference from the Registrants Form 8-K filed with the Securities and Exchange Commission on February 1, 2008.

(23) Incorporated herein by reference from the Registrants Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2008.



* Confidential treatment requested for a portion of this exhibit

** PREVIOUSLY FILED WITH FORM SB-2