Form 10-Q
period 2008-03-31
ENVIRONMENTAL SOLUTIONS WORLDWIDE INC
filed 2008-05-15
CIK 1082278

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                  [X] QUATERLY REPORT PURSUANT TO SECTION 13 OR

                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                for the quarterly period ended - March 31, 2008.

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer      | |      Accelerated Filer           | |
Non-Accelerated Filer        | |     (Do not check if a smaller reporting
Smaller reporting company    [x]      company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [ ] NO [X]

There were 72,973,851 shares of the registrant's Common Stock outstanding as of May 9, 2008.

                                    FORM 10-Q

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.

                                TABLE OF CONTENTS


PAGE #


PART I. FINANCIAL INFORMATION

     Item 1.    Financial Statements.

                Consolidated Condensed Balance Sheets as of
                March 31, 2008 (unaudited) and December 31, 2007              F2

                Consolidated Condensed Statements of Operations and Comprehensive Loss for the Three Months Ended
                March 31, 2008 and 2007 (unaudited)                           F3

                Consolidated Condensed Statements of Changes in
                Stockholders Equity (Deficit) for the Three Months
                Ended March 31, 2008                                          F4

                Consolidated Condensed Statements of Cash Flows for the
                Three Months Ended March 31, 2008 and 2007 (unaudited)        F5

                Notes to Consolidated Condensed Financial Statements
                (unaudited)                                                   F6

     Item 2.    Management's Discussion and Analysis of
                Financial Condition and Results of Operations.                 2

     Item 3.    Quantitative and Qualitative Disclosures About Market Risk.  N/A



PART II. OTHER INFORMATION

     Item 1.    Legal Proceedings.                                           N/A

     Item 1A.   Risk Factors                                                 N/A

     Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds. N/A

     Item 3.    Defaults Upon Senior Securities.                             N/A

     Item 4.    Submission of Matters to a Vote of Security Holders.         N/A

     Item 5.    Other Information.                                           N/A

     Item 6.    Exhibits.                                                     11

                ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                 CONSOLIDATED CONDENSED BALANCE SHEET


                                                              (UNAUDITED)
                                                                MARCH 31,      DECEMBER 31,
                                                                  2008             2007
                                                              ------------    ------------
ASSETS

Current assets
      Cash and cash equivalents (Note 4)                      $  1,256,062    $  2,891,088
      Accounts receivable (Note 2)                                  77,916         271,703
      Inventory (Note 5)                                         1,037,360       1,030,843
      Prepaid expenses and sundry assets                           191,297         138,713
                                                              ------------    ------------

           Total current assets                                  2,562,635       4,332,347

Property, plant and equipment under construction (Note 6)          196,413          18,622

Property, plant and equipment, net of accumulated
      depreciation (Note 6)                                      3,959,718       4,105,746

Patents and trademarks, net of accumulated
      depreciation                                                 598,930         649,196
                                                              ------------    ------------

                                                              $  7,317,696    $  9,105,911
                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Accounts payable                                        $    362,615    $    145,352
      Accrued liabilities                                          461,611         459,533
      Notes payable to related party (Note 7)                    3,310,737       3,310,737
      Redeemable class A special shares (Note 8)                   453,900         453,900
      Current portion of capital lease obligation (Note 13)          9,439          13,032
                                                              ------------    ------------

           Total current liabilities                             4,598,302       4,382,554

Long Term Liabilities
      Capital lease obligation (Note 13)                            30,180          29,482
                                                              ------------    ------------

           Total liabilities                                     4,628,482       4,412,036
                                                              ------------    ------------

Commitments and contingencies (Note 13)

Stockholders' Equity (Note 10)(Note 11)
      Common stock, $0.001 par value, 125,000,000
           shares authorized; 72,973,851 shares
           issued and outstanding                                   72,972          72,972
      Additional paid-in capital                                25,679,407      25,665,761
      Accumulated other comprehensive income                       387,944         450,318
      Accumulated deficit                                      (23,451,109)    (21,495,176)
                                                              ------------    ------------

           Total stockholders' equity                            2,689,214       4,693,875
                                                              ------------    ------------

                                                              $  7,317,696    $  9,105,911
                                                              ============    ============

         The accompanying notes are an integral part of these financial statements


                                       F2


                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
     CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                   FOR THE THREE MONTHS PERIOD ENDED MARCH 31,
                                   (UNAUDITED)



                                                        2008           2007
                                                   ------------    ------------
Revenue
      Net sales                                    $     80,322    $  3,326,845

Cost of sales                                            56,027       1,353,997
                                                   ------------    ------------

Gross profit                                             24,295       1,972,848
                                                   ------------    ------------

Operating expenses
      Marketing, office and general costs             1,023,383         998,910
      Research and development costs                    453,849         122,506
      Officers' compensation and directors fees         150,590         837,235
      Consulting and professional fees                   52,186          22,237
      Foreign exchange gain                             (35,851)         (2,210)
      Depreciation and amortization                     279,972         262,740
                                                   ------------    ------------

                                                      1,924,129       2,241,418
                                                   ------------    ------------

Loss from operations                                 (1,899,834)       (268,570)

Interest on convertible debentures                         --           (61,000)
Interest on notes payable to related party              (74,288)        (59,787)
Interest Income                                          18,189           4,442
                                                   ------------    ------------

Net loss and Comprehensive loss                    $ (1,955,933)   $   (384,915)
                                                   ============    ============

Loss per share                                     $      (0.03)   $      (0.01)
                                                   ============    ============

Weighted average number of shares outstanding        72,973,851      58,941,393
                                                   ============    ============


    The accompanying notes are an integral part of these financial statements




                                       F3


                                      ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                  CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                 FOR THE THREE MONTHS PERIOD ENDED MARCH 31, 2008
                                                    (UNAUDITED)



                                                                              Accumulated
                                                                                 other
                                        Common Stock           Additional    comprehensive   Accumulated
                                    Shares        Amount    Paid-In Capital     income         Deficit          Total
                                ----------------------------------------------------------------------------------------
December 31, 2006                59,753,240   $     59,752   $ 18,243,710   $       --      $(19,331,555)   $ (1,028,093)

Net Loss                               --             --             --             --        (2,163,621)     (2,163,621)

Stock based compensation               --             --          776,271           --              --           776,271

Common stock issued from
  exercise of options               655,000            655        292,345           --              --           293,000

Common stock issued for
  services                            6,722              6          4,994           --              --             5,000

Issuance of common stock for
  interest on debentures            338,889            339        243,661           --              --           244,000

Issuance of common stock for
  principalon debentures         12,200,000         12,200      6,087,800           --              --         6,100,000

Common stock issued from
  exercise of warrants               20,000             20         16,980           --              --            17,000

Foreign currency translation
  of Canadian subsidiaries             --             --             --          450,318            --           450,318

December 31, 2007                72,973,851   $     72,972   $  25,665,761  $    450,318    $(21,495,176)   $  4,693,875
                               ------------   ------------   ------------   ------------    ------------    ------------

Net loss                               --             --             --             --        (1,955,933)     (1,955,933)

Stock based compensation               --             --           13,646           --              --            13,646

Foreign currency translation
  of Canadian subsidiaries             --             --             --          (62,374)           --           (62,374)

                               ------------   ------------   ------------   ------------    ------------    ------------

March 31, 2008                   72,973,851   $     72,972   $ 25,679,407   $    387,944    $(23,451,109)   $  2,689,214

                               ============   ============   ============   ============    ============    ============


                           See accompanying notes to the consolidated financial statements



                                                           F4



                                   ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 FOR THE THREE MONTHS PERIOD ENDED MARCH 31,
                                                 (UNAUDITED)

                                                                                 2008           2007
                                                                              -----------    -----------

Net Loss                                                                      $(1,955,933)   $  (384,915)
                                                                              -----------    -----------

Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation                                                           264,376        245,754
           Amortization                                                            53,251         52,876
           Interest on debentures                                                    --           61,000
           Interest on notes                                                       74,288         85,184
           Amortization of debenture warrant fair value                              --           44,000
           Stock based compensation                                                13,646        776,271
                                                                              -----------    -----------
                                                                                  405,561      1,265,085
Increase (decrease) in cash flows from operating activities resulting from changes in:
           Accounts receivable                                                    193,787     (1,615,006)
           Inventory                                                               (6,517)       380,352
           Prepaid expenses and sundry assets                                     (52,584)         5,030
           Accounts payable and accrued liabilities                               145,053       (434,827)
                                                                              -----------    -----------
                                                                                  279,739     (1,664,451)

                                                                              -----------    -----------

Net cash used in operating activities                                          (1,270,633)      (784,281)
                                                                              -----------    -----------

Investing activities:
           Acquisition of property, plant and equipment                          (118,348)       (43,246)
           Property, plant and equipment under construction                      (177,791)      (134,266)
           Increase in patents and trademarks                                      (2,985)        (1,900)
                                                                              -----------    -----------

Net cash used in investing activities                                            (299,124)      (179,412)
                                                                              -----------    -----------

Financing activities:
           Bank Loan                                                                 --          692,881
           Repayment of notes payable to related party                               --         (500,000)
           Notes payable from related party                                          --        1,085,340
           Issuance of common stock                                                  --           40,500
           Capital lease obligation                                                (2,895)          (732)
                                                                              -----------    -----------

Net cash provided (used) by financing activities                                   (2,895)     1,317,989
                                                                              -----------    -----------

Net increase (decrease) in cash                                                (1,572,652)       354,296

Effect of foreign currency exchange rate on Canadian subsidiaries                 (62,374)          --

Cash and cash equivalents, beginning of year                                    2,891,088      1,393,294
                                                                              -----------    -----------


Cash and cash equivalents, end of period                                      $ 1,256,062    $ 1,747,590
                                                                              ===========    ===========

Supplemental disclosures:
Interest received                                                             $    18,189    $     4,442
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

The unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United Sates of America ("US GAAP"), which contemplate continuation of the company as a going concern. The Company, however, has sustained operating losses and presently lacks a sufficient source of commercial income, which creates uncertainty about the Company's ability to continue as a going concern. The Company's ability to continue operations as a going concern and to realize its assets and to discharge its liabilities is dependent upon obtaining additional financing sufficient for continued operations as well as the achievement and maintenance of a profitable level of operations. Management believes the current business plan if successfully implemented may provide an opportunity for the Company to achieve profitable operations and allow it to continue as a going concern.

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

These statements have not been audited and should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Forms 10-KSB, and amendments thereto, as filed with the Securities and Exchange Commission for the year ended December 31, 2007. The methods and policies set forth in the year-end audited consolidated financial statements are followed in these interim consolidated financial statements.

All adjustments considered necessary for fair presentation and of a normal recurring nature have been included in these interim consolidated financial statements. Revenues and operating results for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, ESW America Inc., ESW Technologies Inc., ESW Canada Inc. and BBL Technologies Inc. All inter-company transactions and balances have been eliminated on consolidation. Amounts in the condensed consolidated financial statements are expressed in U.S. dollars.

ESTIMATES

The preparation of consolidated financial statements in conformity with Generally Accepted Accounting Principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported period. Actual results could differ from those estimates. Significant estimates include amounts for valuation of intangible assets, share-based compensation and inventory and accounts receivable exposures.

CONCENTRATIONS OF CREDIT RISK

The Company's cash balances are maintained in various banks in Canada and the United States. Deposits held in banks in the United States are insured up to $100,000 for each bank by the Federal Deposit Insurance Corporation. The balances at times may exceed these limits.

Accounts Receivable and Concentrations of Credit Risk: The Company performs on-going credit evaluations of its customer's financial condition and generally does not require collateral from those customers. Three of those customers accounted for 31.0%, 21.5%, and 21.0%, respectively of the Company's revenue for the three months ended March 31, 2008 and 14.1%, 12.2%, and 2.7%, respectively of its accounts receivable as at March 31, 2008. Three of those customers accounted for 90%, 2%, and 1%, respectively of the Company's revenue as at December 31, 2007 and 56%, 2%, and 0%, respectively of its accounts receivable as at December 31, 2007.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is estimated and recorded based on management's assessment of the credit history with the customer and current relationships with them. On this basis management has determined that a reserve of $23,035 was appropriate as at March 31, 2008 and that a reserve of nil was appropriate as at December 31, 2007.

PROPERTY, PLANT AND EQUIPMENT UNDER CONSTRUCTION

The Company capitalizes at cost, customized equipment built to be used in the future day to day operations. Once complete and available for use, the cost for accounting purposes is transferred to property, plant and equipment, where normal depreciation rules apply.

PATENTS AND TRADEMARKS

Patents and trademarks consist primarily of the costs incurred to acquire them from an independent third party. SFAS No. 142 "Goodwill and Other Intangible Assets," requires intangible assets with a finite life be tested for impairment whenever events or circumstances indicate that a carrying amount of an asset (or asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated discounted cash flow used in determining the fair value of the asset. We conducted our test for impairment in the fourth quarter of 2007 and found no impairment.

Patents and trademarks are being amortized on a straight-line basis over their estimated life of ten years. Amortization expense for the period ended March 31, 2008 and 2007 were $53,251 and $52,876 respectively.

INVENTORY

Inventory is stated at the lower of cost (first-in first-out) or market. Inventory is periodically reviewed for use and obsolescence, and adjusted as necessary. Inventory consists of raw materials, work in progress and finished goods.

REVENUE RECOGNITION

The Company derives revenue primarily from the sale of its catalytic products. In accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition", revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the amount is fixed and determinable, risk of ownership has passed to the customer and collection of the resulting receivable is reasonably assured.

The Company also derives revenue (less than 9.3% of total revenue) from providing air testing and environmental certification services. Revenues from these services are recognized upon performance.

RESEARCH AND DEVELOPMENT

The Company is engaged in research and development work. Research and development costs, other than for the acquisition of property, plant, and equipment, are charged as operating expense of the Company as incurred. Any grant money received for research and development work will be used to offset these expenditures. For the three month period ended March 31, 2008 and 2007 the Company expensed $453,849 and $122,506 respectively towards research and development costs. For the three month period ended March 31, 2008 and 2007, grant money amounted to $8,719, and nil respectively.

NOTE 3 - RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2008, the FASB issued SFAS No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, AN AMENDMENT OF FASB STATEMENT NO. 133 ("SFAS 161"). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 133"), and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We will be required to adopt SFAS 161 in the first quarter of 2009. We currently do not have any derivative financial instruments subject to accounting or disclosure under SFAS 133; therefore, we do not expect the adoption of SFAS 161 to have any effect on our consolidated statement of financial position, results of operations or cash flows.

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

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115," (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). SFAS 159 becomes effective for the Company on January 1, 2008. The Company has evaluated the adoption of this statement and concluded that it did not have any material impact on the financial statements.

NOTE 4 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase.

NOTE 5 - INVENTORY

Inventory is summarized as follows:

                                              MARCH 31, 2008   DECEMBER 31, 2007
                                              ---------------  -----------------
                            Raw materials         $   796,086        $   761,832
                            Work-In-Process           224,188            251,358
                            Finished goods             17,086             17,653
                                                   ----------         ----------
                                                   $1,037,360         $1,030,843
                                                   ==========         ==========

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                              MARCH 31, 2008   DECEMBER 31, 2007
                                              ---------------  -----------------
           Plant, machinery and equipment         $ 4,992,226      $ 4,966,177
           Office equipment                           280,530          242,098
           Furniture and fixtures                     421,938          421,550
           Vehicles                                    12,014           12,014
           Leasehold improvements                     977,951          924,472
                                                  -----------      -----------
                                                    6,684,659        6,566,311
           Less: accumulated depreciation          (2,724,941)      (2,460,565)
                                                  -----------      -----------

                                                  $ 3,959,718      $ 4,105,746
                                                  ===========      ===========

As at March 31, 2008 and December 31, 2007, the Company had $196,413 and $18,622, respectively, of customized equipment under construction.


The office equipment above includes $17,665 in assets under capital lease with a corresponding accumulated depreciation of $8,879 at the period ended March 31, 2008. As at December 31, 2007 office equipment included $17,665 in assets under capital lease with a corresponding accumulated depreciation of $7,879

The Plant, machinery and equipment above includes $33,957 in assets under capital lease with a corresponding accumulated depreciation of $6,245 at the period ended March 31, 2008. As at December 31, 2007 Plant, machinery and equipment above includes $33,957 in assets under capital lease with a corresponding accumulated depreciation of $4,347

NOTE 7 - NOTES PAYABLE

The Company has two unsecured subordinated promissory notes in the principal amount of $2,308,148 and $1,002,589.

In accordance with the terms of the Consolidated Note in the principal amount of $2,308,148, same will be due and payable to Holder upon demand. The Consolidated Note bears interest at a rate of 9% per annum if principal and interest are paid by the Company in cash, or if principal and interest are paid in shares of restricted common stock of the Company, the Consolidated Note will bear interest at a rate of 12% per annum. The Company may repay the Consolidated Note without penalty at any time. The Note was issued to a company controlled by a trust of which a director and shareholder of our Company is the beneficiary. The holder of the Note has the option to receive payment of principal and all accrued interest in the form of restricted shares of the Company's common stock, par value ($0.001) with cost free piggyback registration rights. Under this repayment option, interest will be calculated at 12% per annum.

The Consolidated Note in the principal amount of $1,002,589 bears interest at a rate of 9% per annum and is payable upon demand. The Company may repay the Consolidated Note without penalty at any time. The Note was issued to a director and shareholder of our Company.

As at March 31, 2008 and December 31, 2007 $333,172 and $258,855 respectively of interest payable has been accrued on the two promissory notes in the total principal amount of $3,310,737.


NOTE 8 - REDEEMABLE CLASS A SPECIAL SHARES


 700,000 Class A special shares      $ 453,900 (based on the historical
 Authorized, issued, and             exchange rate at the time of
 outstanding. issuance.)


The Class A special shares are issued by the Company's wholly-owned subsidiary BBL Technologies, Inc. ("BBL") without par value, and are redeemable on demand by the Holder of the shares which is a private Ontario Corporation at $700,000 CDN (which translates to $681,929 USD at March 31, 2008). As the Class A special shares were issued by the Company's wholly-owned subsidiary BBL, the maximum value upon which the Company is liable is the net book value of BBL. As at March 31, 2008 BBL has an accumulated deficit of $1,197,916 USD ($1,850,695 CDN as at March 31, 2008) and therefore, the holder would be unable to redeem the Class A special shares at their ascribed value.

NOTE 9 - INCOME TAXES

As at March 31, 2008, there are loss carryforwards for Federal income tax purposes of approximately $18,079,898 available to offset future taxable income in the United States. The carryforwards expire in various years through 2026. The Company does not expect to incur a Federal income tax liability in the foreseeable future. Accordingly, a valuation allowance for the full amount of the related deferred tax asset of approximately $6,327,964 has been established until realizations of the tax benefit from the loss carryforwards are more likely than not.

Additionally, as at March 31, 2008, the Company's two wholly owned Canadian subsidiaries had loss carryforwards of approximately $1,920,653 be used, in future periods, to offset taxable income. The deferred tax asset of approximately $693,356 has been fully offset by a valuation allowance until realization of the tax benefit from the loss carryforwards are more likely than not.



                                                                        For the period ended
                                                                             March 31,
                                                                       2008           2007
                                                                   -----------     -----------
              Statutory tax rate:

        U.S                                                                35.0%           35.0%
        Foreign                                                            36.1%           36.1%

Income (loss) before income taxes:

        U.S                                                         $(1,026,566)    $(1,806,930)
        Foreign                                                        (929,367)      1,422,015
                                                                    -----------     -----------
                                                                    $(1,955,933)    $  (384,915)
                                                                    -----------     -----------
Expected income tax recovery                                        $  (694,800)    $  (119,078)

Differences in income tax resulting from:

        Depreciation (Foreign operations)                           $    10,324     $    17,804
                                                                    -----------     -----------
                                                                    $  (684,476)    $  (101,274)

Benefit of losses not recognized                                        684,476     $   101,274
                                                                    -----------     -----------
Income tax provision (recovery) per financial statements            $         0     $         0
                                                                    -----------     -----------


              Deferred income tax assets and liabilities consist of the following difference:

                                                                             As at
                                                                            March 31,
                                                                       2008            2007
                                                                   ------------    ------------

Assets

           Capital Assets - Tax Basis (Foreign operations only)    $  1,108,818    $  1,693,916
           Capital Assets - Book Value (Foreign operations only)     (1,671,656)     (1,850,450)
                                                                   ------------    ------------
           Net Capital Assets                                      $   (562,838)   $   (156,534)
           Tax loss carry forwards                                   20,000,551      18,021,948
                                                                   ------------    ------------
Net temporary differences (foreign operations only)                $ 19,437,713    $ 17,865,414

           Statutory tax rate:

           Foreign                                                         36.1%           36.1%

Temporary differences (foreign operations only)                       7,017,014       6,449,414
           Valuation Allowance                                       (7,017,014)     (6,449,414)
                                                                   ------------    ------------
           Carrying Value                                          $          0    $          0
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

In many cases the company's uncertain tax positions are related to tax years that remain subject to examination by tax authorities. The following describes the open tax years, by major tax jurisdiction, as of March 31, 2008:

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

NOTE 10 - ISSUANCE OF COMMON STOCK

For the three months ended March 31, 2008 there was nil issuance of common shares.

NOTE 11 - STOCK OPTIONS AND WARRANT GRANTS

A total of $13,646 and $776,271 for stock based compensation has been recorded as at March 31, 2008 and 2007 respectively. The Company used the simplified method for computing the expected term of the option.

On February 7, 2008 the board of directors granted the aggregate award of 400,000 stock options to five employees, two executive officers and one director. The options have immediate vesting with an exercise price of $0.71 and $1.00 per share (above fair-market value at the date of grant) with exercise periods ranging from three and five years from the date of award.

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

A summary of option transactions, including those granted pursuant to the terms of certain employment and other agreements is as follows:


                                           STOCK              WEIGHTED
                                          PURCHASE             AVERAGE
                                          OPTIONS          EXERCISE PRICE
                                      ----------------    ---------------

     Outstanding, January 1, 2007         5,246,667             $0.60
     Granted                              2,450,000             $0.71
     Expired                                (45,000)           ($0.50)
     Exercised                             (655,000)           ($0.45)
                                         ----------            ------
     Outstanding, December 31, 2007       6,996,667             $0.65
     Granted                                100,000             $0.71
     Granted                                300,000             $1.00
     Expired                                (35,000)           ($0.50)
                                         ----------            ------
     Outstanding, March 31, 2008          7,361,667             $0.67


At March 31, 2008, the outstanding options have a weighted average remaining life of 28 months.

The weighted average fair value of options granted during 2008 and 2007 was $0.93 and $0.71 respectively and was estimated using the Black-Scholes option-pricing model, and the following assumptions:

                                              2008           2007
                                           --------       --------
                Expected volatility           49-52%         56-69%
                Risk-free interest Rate       3.00%          5.00%
                Expected life            1.5 to 2.5 yrs   1.5 to 2.5 yrs
                Dividend yield                0.00%          0.00%
                Forfeiture rate               0.00%          0.00%

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

At March 31, 2008, the Company had outstanding options as follows:

               NUMBER OF OPTIONS        EXERCISE PRICE      EXPIRATION DATE
               ----------------        --------------      ---------------
                        250,000            0.27            August 6, 2013
                         50,000            0.45            April 20, 2009
                        500,000            0.50            May 1, 2009
                      1,750,000            0.50            August 11, 2009
                        150,000            0.50            December 1, 2009
                        150,000            0.50            July 31, 2008
                        666,667            0.66            September 10,2008
                        300,000            0.71            February 16, 2010
                      2,150,000            0.71            February 16, 2012
                        200,000            1.00            July 31, 2008
                        795,000            1.00            December 31, 2010
                        100,000            0.71            February 3, 2011
                        200,000            1.00            February 7, 2011
                        100,000            1.00            February 7, 2013
                ---------------
                      7,361,667
                ---------------


Warrants issued in connection with various private placements of equity securities, are treated as a cost of capital and no income statement recognition is required. A summary of warrant transactions is as follows:


                                                                    WEIGHTED
                                                     WARRANT        AVERAGE
                                                     SHARES     EXERCISE PRICE
                                                    ----------  --------------
           Outstanding, January 1, 2007              6,322,500      $   0.93
           Granted                                        --             --
           Exercised                                   (20,000)     $  (0.85)
           Expired                                  (3,030,000)     $  (0.85)
                                                    ----------      --------
           Outstanding, December 31, 2007            3,272,500      $   1.28
           Granted                                        --             --
           Exercised                                      --             --
           Expired                                        --             --
                                                    ----------      --------
           Outstanding, March 31, 2008               3,272,500      $   1.28
                                                    ----------      --------

Outstanding warrants as of March 31, 2008:

        NUMBER OF WARRANT SHARES     EXERCISE PRICE       EXPIRATION DATE
        ------------------------     --------------       -----------------

             1,300,000                  0.90    (A)       April 21, 2008
               200,000                  2.00              April 21, 2008
               200,000                  3.00              April 21, 2008
             1,202,500                  0.90    (A)       July 5, 2008
               185,000                  2.00              July 5, 2008
               185,000                  3.00              July 5, 2008
             ---------
             3,272,500
             ---------


(A) Contain certain anti-dilution provisions.

NOTE 12 - RELATED PARTY TRANSACTIONS

During the period ended March 31, 2008 and 2007, the Company paid shareholders and their affiliates $25,000 and nil, respectively for various services rendered in addition to salaries and reimbursement of business expenses. All transactions are recorded at the exchange amounts. A director and shareholder of the company, provides consulting services to the company under a consulting agreement. The agreement provides for a monthly retainer of $12,500 per month. Any one transaction or combination attributed to one individual or entity exceeding $120,000 on an annual basis has been disclosed.

The Company has two unsecured subordinated promissory notes in the principal amount of $2,308,147 and $1,002,589. The $2.3 million Note was issued to a company controlled by a trust of which a director and shareholder of our Company is the beneficiary. Total interest accrued on the $2.3 million consolidated Note for the quarter ended March 31, 2008 amounted to $236,759. The $1.0 million Note was issued to a director and shareholder of our Company. Total interest accrued on the $1.0 million Note for the quarter ended March 31, 2008 amounted to $96,413 (See Note 7).

NOTE 13 - COMMITMENTS AND CONTINGENCIES

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

The following breakdown is the total, of the minimum annual lease payments, for both leases.

                           2008      $ 361,282
                           2009        487,846
                           2010        168,511

The Company has no pending lawsuits.

CAPITAL LEASE OBLIGATION

The Company is committed to the following lease payments in connection with the acquisition of capital assets under capital leases:

           2008                                     $  12,676
           2009                                        16,902
           2010                                         9,977
           2011                                         2,180
           2012                                           909
                                                    ---------
                                                    $  42,644

           Less imputed interest                        3,025
                                                    ---------
           Total obligation under capital lease        39,619

           Less current portion                         9,439
                                                    ---------
           Total long-term portion                  $  30,180
                                                    =========


The Company has incurred $3,025 interest expense on capital leases for the year.

NOTE 14 - LOSS PER SHARE

Potential common shares of 7,361,667 related to ESW's outstanding stock options and potential common shares of 3,272,500 related to ESW's outstanding Warrants were excluded from the computation of diluted earnings/(loss) per share for the year ended March 31, 2008, as the effect of inclusion of these shares and the related interest expense would have been antidilutive.

The reconciliation of the number of shares used to calculate the diluted loss per share is estimated as follows:

                                                     For the Period ended
                                                        Ended March 31,

                                                       2008           2007
  Numerator

  Net Loss for the year                           $ (1,955,933)    $ (384,915)
  Interest on debentures                          $          0     $    61,000
  Amortization of debenture fair value            $          0     $    44,000
  Interest on note                                $     74,288     $    59,787
                                                  -----------------------------
                                                  $ (1,881,645)    $ (220,128)

  Denominator

  Weighted average number of shares outstanding     72,973,851      58,941,393
  Dilutive effect of :
  Stock options                                           --            --
  Warrants                                                --            --
  Convertible Debt conversion                             --            --
  Note Payable Conversion                                 --            --
                                                  -----------------------------
  Diluted weighted average shares outstanding             --            --


NOTE 15 - COMPARATIVE FIGURES

Certain 2007 figures have been reclassified to conform to the financial statements presentation adopted in 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion should be read in conjunction with our Financial Statements and Notes thereto included elsewhere in this Report.


This Form 10-Q contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of our business. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release any modifications or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, we caution investors that actual financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, us. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. This report should be read in conjunction with our Annual Report on Forms 10-KSB, and amendments thereto for the year ended December 31, 2007 as filed with the Securities and Exchange Commission.


GENERAL OVERVIEW

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

The field of emission control is very complex and requires a variety of different technologies to be employed. We are currently developing additional products that meet the needs of our customers and which meet industry standards. We have partnered with several strategic alliances assuring immediate access to leading edge technologies that address the needs of our global customer base.

Both our facilities are in full compliance with ISO 9001:2000. We currently hold a full registration certificate effective until March of 2010 for ESW America and January 2010 for ESW Canada.

Our largest customer is International Truck and Engine Corporation (International), the operating company of Navistar International Corporation. On November 8, 2007 we announced that we signed an Emissions Control and Technologies Provider and Cooperation agreement with International. Our relationship with International has been and will continue to be of singular importance to our near term growth. In 2007 our revenues from sales to end users, through International, was 90% of total revenues, or approximately $ 8.4 million. We expect this percentage of revenue will be significant in the future as a result of sales of diesel catalytic converter products that are currently being verified by the EPA and CARB, and which subsequently will be branded and marketed by the "Green Diesel Technology" division. Being North America's biggest diesel engine, truck and bus manufacturer, International has the potential to capture a significant share of the retrofit truck and bus market in the U.S. and provides us direct access to that market. We expect that International will be important to our growth for ESW technology products, and our other products worldwide.

We also intend to continue our efforts to develop innovative products and manufacturing processes to serve our customers better globally and improve our product mix and profit margins. This quarter we expensed $453,849 in research and development costs, a major increase over last period. We are reducing our dependence on our current proprietary products by introducing new products and systems and acquiring other product lines. Sales depend on the success of efforts to develop and market the products, and there can be no certainty that those efforts will succeed.

As we have a substantial amount of indebtedness, our ability to generate cash, both to fund operations and service our debt, is also a significant area of focus for our Company. See "Liquidity and Capitol Resources" below for further discussion of cash flows.

COMPARISON OF THREE MONTH PERIOD ENDED MARCH 31, 2008 TO THREE MONTH PERIOD ENDED MARCH 31, 2007

RESULTS OF OPERATIONS

The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Forms 10-KSB, and amendments thereto for the year ended December 31, 2007

Revenues for the three month period ended March 31, 2008 decreased by $3,246,523 or 97.6 percent, to $80,322 from $3,326,845 for the three month period ended March 31, 2007. There was a net loss for the quarter which amounted to $1,955,933. The revenue decline can be attributed to the fact that the last period included the sale of 300 shroud Scat-R-shield units to the U.S. military which did not reoccur in the current period. In the current period the company focused its efforts on developing the next generation of diesel catalyst products to meet new regulations; these products are expected to generate revenues in the latter part of 2008.

Cost of sales as a percentage of revenues for the three month period ended March 31, 2008 was 69.8 percent compared to 40.7 percent for the three month period ended March 31, 2007. The gross margin for the three month period ended March 31, 2008 was 30.2 percent as compared to a gross margin of 59.3 percent for the three month period ended March 31, 2007. The relatively low orders produced in this period were mainly sample or prototype orders that have low volumes associated with production. Efficient economies of scale would be achieved on higher volumes.

Marketing, office and general expenses for the three month period ended March 31, 2008 increased by $24,473, or 2.4 percent, to $1,023,383 from $998,910 for the three month period ended March 31, 2007. The increase is primarily due to increases in sales and marketing salaries and wages of $151,481 as we added more staff to support our internal sales infrastructure in preparation for the release of our new products. As well we participated in industry trade shows. Facility costs were higher over the pervious period by $74,994 as a result of low sales volumes. These increases were offset by decreases in all of the following areas. Debt accretion decreased by $44,000 as we had no outstanding convertible debt this period. General and administration costs were lower by $18,454, administration salaries and wages were lower by $22,505, plant related expenses were lower by $49,694 and investor relations expense was lower by $67,349.

Research and development expenses for the month period ended March 31, 2008 increased by $331,343, or 270.5 percent, to $453,849 from $122,506 for the three month period ended March 31, 2007. As planned, we continue to aggressively pursue testing and research and development in our efforts to develop innovative products to serve our customers and improve our product mix and profit margins. We believe that this expenditure will result in increase orders for our products.

Officer's compensation and director's fees for the three month period ended March 31, 2008 decreased by $686,645 or 82 percent, to $150,590 from $837,235 for the three month period ended March 31, 2007. The main reason for decrease in Officers' compensation and directors' fees was the Black Sholes compensation expense of $710,330 recognised in the previous period for options issuance compared to $9,773 recognised in the current period. This decrease was offset by a small increase in Officers Salaries and directors fees as we added two new officers in February 2008.

Consulting and professional fees for the three month period ended March 31, 2008 increased by $29,949 or 134.7 percent, to $52,186 from $22,237 for the three month period ended March 31, 2007. The increase is mainly attributed to audit fees, tax consulting fees and fees related to compliance activities for requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Foreign exchange gain for the three month period ended March 31, 2008 increased by $33,641 to $35,851 from $2,210 for the three month period ended March 31, 2007 as a result of the weakening of the Canadian Dollar to the United States Dollar.

Depreciation and amortization expense for the three month period ended March 31, 2008 increased by $17,232, or 6.6 percent to $279,972 from $262,740 for the three month period ended March 31, 2007

Interest expense on the two consolidated notes payable was $74,288 for the three month period ended March 31, 2008 as compared to $59,787 for the three month period ended March 31, 2007. The Company may prepay the Consolidated Note without penalty at any time.



LIQUIDITY AND CAPITAL RESOURCES

Prior to 2007, our principal sources of operating capital have been the proceeds from our various financing transactions. In 2007 we generated cash from operations. In the first quarter of 2008 we used a substantial amount of cash as our sales were unusually low. As of March 31, 2008, the Company had cash and cash equivalents of $ 1,256,062.

Net Cash used in operating activities for the three month period ended March 31, 2008 amounted to $1,270,633. This amount was attributable to the loss of 1,955,933, plus non cash expenses such as depreciation, amortization, and others of $428,596, and a increase in net operating assets and liabilities of $256,704.

Net Cash used in investing activities was $299,124 for the three month period ended March 31, 2008 as compared to $179,412 for the three month period ended March 31, 2007. The capital expenditures this year were primarily dedicated to enhancement of our production capabilities to meet requirements of our new products currently being developed.

Net cash used by financing activities totaled $2,895 for the three month period ended March 31, 2008 as compared to $1,317,989 provided by financing activities for the three month period ended March 31, 2007. In the current period no new debt or share issuances from the exercise of option or warrants took place and $2,895 was repaid under our capital lease obligation.

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

The expansion focused on increasing production capacity, expanding our research and development facility, and a commitment to develop new products and improving customer service. As well the expansion and capital expenditures made and our intent to capitalize on an anticipated increase in demand for our products are the steps that we have taken to become profitable and generate positive cash flow. Based on our current operating plan, management believes that at March 31, 2008 cash balances, anticipated cash flows from operating activities, and, the appropriate borrowings under our credit facility and other available financing sources, such as the issuance of debt or equity securities will be sufficient to meet our working capital needs on a short-term basis. Overall, capital adequacy is monitored on an ongoing basis by our management and reviewed quarterly by the Board of Directors.

Our industry is capital intensive and there is a timing issue bringing product to market which is considered normal for our industry. We continue to spend money on research and development to prove up our technologies and bring them to the point where our customers have a high confidence level allowing them to place larger orders. The length of time a customer needs cannot be exactly predetermined and as a result, during the first quarter of 2008, we sustained an operating loss as a result of not generating sufficient sales to generate a profit from operations. Although this indicated a potential working capital deficiency and a possibility of the company's ability to continue to operate as going concern, management does not we believe that this is of a substantial financial concern as we have a good history of receiving capital infusion when needed. More significantly, we believe that the revenue trend will increase, once we obtain verification on certain products that are currently in the testing stages and we believe will be verified by CARB, MSHA and the EPA during 2008.

Our principal source of liquidity in 2007 was cash provided from prior financing activities along with a small amount contributed from operations. In 2007 we also received funds from the exercise of options and warrants. It is anticipated that we will produce cash from operations in 2008 to support our expenditures. Our principal use of liquidity will be to finance any further capital expenditures needed and to provide working capital availability. We do not anticipate having any major capital expenditures in 2008 related to the general operation of our business, however should the need arise for further tooling or equipment as a result of specific orders or the introduction of new product lines, we would evaluate the need and make provisions as necessary. Our Board of Directors may explore alternative listings of our Common Stock if same are deemed beneficial to our shareholders. If we were to seek an alternative listing of our Common Stock, we may incur significant capital expenditures beyond those anticipated for our general business operations. Disciplined capital expenditure decisions, focused on investments made for maintaining high quality service, cost structure improvement, and cash flow generation are essential. We do not expect that total capital expenditures for 2008 will amount to more than $300,000.

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


We believe the success of our newly developed products will continue to motivate others to develop similar designs, many of the same functional and physical characteristics as our product. We have patents covering the technology embodied in our products, and intend to enforce those patents as appropriate. If we are not successful in enforcing our patents, competition from such products could adversely affect our market share and prices for our products. Although overall pricing has been stable recently, the average price of our products may decline in the future. There is no assurance that our current or future products will be able to successfully compete with products developed by others.

DEBT STRUCTURE

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


On February 15, 2007 the Company issued a $500,000 unsecured subordinated demand promissory note to a member of the Company's Board of Directors. This Note also bears interest at 9% per annum and is payable upon demand. Subsequently, on March 7, 2007, the Company entered into an agreement whereby it borrowed an additional sum of $500,000 from a member of the Company's Board of Directors and consolidated this sum with the principal and accrued interest of the $500,000 unsecured demand promissory note previously issued on February 15, 2007. This Consolidated Note is in the principal amount of $1,002,589 and bears interest at a rate of 9% per annum and is payable upon demand. The Company may prepay the Consolidated Note without penalty at any time. As at March 31, 2007 $333,172 of interest payable on the $1,002,589, and the $2,308,147 promissory notes has been accrued. We believe that the terms of the promissory notes are fair and reasonable and have been negotiated as arms length transactions.

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

NEW ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS No. 161, DISCLOSURES ABOUT DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, AN AMENDMENT OF FASB STATEMENT NO. 133 ("SFAS 161"). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS 133"), and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. We will be required to adopt SFAS 161 in the first quarter of 2009. We currently do not have any derivative financial instruments subject to accounting or disclosure under SFAS 133; therefore, we do not expect the adoption of SFAS 161 to have any effect on our consolidated statement of financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R establishes principles and requirements for how a company recognizes assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at fair value at the acquisition date. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effect of the business combination. SFAS 141R is effective for fiscal years beginning after December 15,2 008. We will consider the effect of SFAS 141 and its impact on any future acquisitions.

In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements -- an amendment of ARB No. 51" (SFAS 160"). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interest of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have any impact on its financial position, results of operation or cash flows.

In February 2007, the Financial Accounting Standards Board FASB) issued Statement of Financial Accounting Standards )SFAS) No. 159, "The Fair Value Option for Financial assets and Financial Liabilities -- including an amendment of FASB Statement No. 115," (SFAS 159). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option)> SFAS 159 becomes effective for the Company on January 1, 2008. The Company has evaluated the adoption of this bulletin and concluded that it did not have any material impact on the financial statements.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are summarized in Note 2 to the Consolidated Financial Statements included in our 2007 Annual Report to Shareholders. In preparing our financial statements, we make estimates and assumptions that affect the expected amounts of assets and liabilities and disclosure of contingent assets and liabilities. We apply our accounting policies on a consistent basis. As circumstances change, they are considered in our estimates and judgments, and future changes in circumstances could result in changes in amounts at which assets and liabilities are recorded.


FOREIGN CURRENCY TRANSACTIONS

The results of operations and the financial position of our operations in Canada is principally measured in Canadian currency and translated into U.S. dollars. The future effects of foreign currency fluctuations between U.S. dollars and Canadian dollars will be somewhat mitigated by the fact that certain expenses will be generally incurred in the same currency in which revenues will be generated. The future reported income of our Canadian subsidiary would be higher or lower depending on a weakening or strengthening of the U.S. dollar against the Canadian currency. The Company has a net gain on foreign exchange due the weakening of the Canadian dollar to the U.S. Dollar during the first quarter of 2008.

A portion of our assets are based in its foreign operation and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, Accordingly, our consolidated stockholders' investment will fluctuate depending upon the weakening or strengthening of the Canadian currency against the U.S. dollar.

Adjustments resulting from our foreign subsidiaries' financial statements are included as a component of other comprehensive income within stockholders equity because the functional currency of subsidiaries are non-USD.

Our strategy for management of currency risk relies primarily upon conducting our operations in the countries' respective currency and we may, from time to time, engage in hedging intended to reduce our exposure to currency fluctuations. At March 31, 2008, we had no outstanding forward exchange contracts.

ITEM 4. CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURE

EVALUATION OF THE COMPANY'S DISCLOSURE AND INTERNAL CONTROLS

The Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" as of the end of the period covered by this report. This evaluation was done with the participation of management, under the supervision of the Chief Executive Officer ("CEO") and Chief Accounting Officer ("CAO").

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

CONCLUSIONS

Based on our evaluation the CEO and CAO concluded that the registrant's disclosures, controls and procedures are effective to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security Exchange Commission rules and forms.

(b) CHANGES IN INTERNAL CONTROLS

Not applicable.

                            PART II OTHER INFORMATION
ITEM 1A. RISK FACTORS.

In evaluating an investment in our common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I,
Item 1 of our Annual Report to the Securities and Exchange Commission for the year ended December 31, 2007, as well as the information contained in this Quarterly Report and our other reports and registration statements filed with the Securities and Exchange Commission. There have been no material changes in the risk factors as previously disclosed under "Risk Factors" in Part I, Item 1 of our Annual Report to the Securities and Exchange Commission for the year ended December 31, 2007.



ITEM 6. EXHIBITS

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

DATED: MAY 15, 2008
Concord, Ontario Canada

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.

                                  BY: /S/ DAVID J. JOHNSON
                                      --------------------
                                  DAVID J. JOHNSON
                                  CHIEF EXECUTIVE OFFICER AND PRESIDENT