Form 10-Q
period 2008-06-30
ENVIRONMENTAL SOLUTIONS WORLDWIDE INC
filed 2008-08-14
CIK 1082278

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR

                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 for the quarterly period ended - June 30, 2008.

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

There were 72,973,851 shares of the registrant's Common Stock outstanding as of August 7, 2008.

                                    FORM 10-Q

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.

                                TABLE OF CONTENTS

PAGE #


PART I. FINANCIAL INFORMATION

     Item 1.    Financial Statements.

                Consolidated Condensed Balance Sheets as of
                June 30, 2008 (unaudited) and December 31, 2007              F2

                Consolidated Condensed Statements of Operations and Comprehensive Loss for the Three Months and Six Months
                Ended June 30, 2008 and 2007 (unaudited)                     F3

                Consolidated Condensed Statements of Changes in
                Stockholders Equity (Deficit) for the Six Months
                Ended June 30, 2008                                          F4

                Consolidated Condensed Statements of Cash Flows for the
                Six Months Ended June 30, 2008 and 2007 (unaudited)          F5

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



PART II. OTHER INFORMATION

     Item 1.    Legal Proceedings.                                           N/A

     Item 1A.   Risk Factors                                                 N/A

     Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds. N/A

     Item 3.    Defaults Upon Senior Securities.                             N/A

     Item 4.    Submission of Matters to a Vote of Security Holders.         N/A

     Item 5.    Other Information.                                           N/A

     Item 6.    Exhibits.                                                    14


                          ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                            CONSOLIDATED CONDENSED BALANCE SHEET


                                                              (UNAUDITED)
                                                                JUNE 30,      DECEMBER 31,
                                                                  2008            2007
                                                              ------------    ------------
ASSETS

Current assets
      Cash and cash equivalents (Note 4)                      $    154,417    $  2,891,088
      Accounts receivable, net of allowance
        for doubtful accounts of $23,035
        (2007 - $ NIL) (Note 2)                                    252,038         271,703
      Inventory (Note 5)                                         1,046,743       1,030,843
      Prepaid expenses and sundry assets                           243,818         138,713
                                                              ------------    ------------

           Total current assets                                  1,697,016       4,332,347

Property, plant and equipment under construction (Note 6)          201,260          18,622

Property, plant and equipment, net of accumulated
      depreciation of $ 3,000,751
      (2007 - $2,460,565) (Note 6)                               3,740,201       4,105,746

Patents and trademarks, net of accumulated
      amortization of $1,581,602
      (2007 - $1,475,077)                                          546,550         649,196
                                                              ------------    ------------

                                                              $  6,185,027    $  9,105,911
                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Accounts payable                                        $    473,434    $    145,352
      Accrued liabilities                                          650,052         459,533
      Notes payable to related party (Note 7)                    3,810,737       3,310,737
      Redeemable class A special shares (Note 8)                   453,900         453,900
      Current portion of capital lease obligation (Note 13)         14,039          13,032
                                                              ------------    ------------

           Total current liabilities                             5,402,162       4,382,554

Long Term Liabilities
      Capital lease obligation (Note 13)                            22,735          29,482
                                                              ------------    ------------

           Total liabilities                                     5,424,897       4,412,036
                                                              ------------    ------------

Commitments and contingencies (Note 13)

Stockholders' Equity (Note 10)(Note 11)
      Common stock, $0.001 par value, 125,000,000
           shares authorized; 72,973,851 shares
           issued and outstanding                                   72,972          72,972
      Additional paid-in capital                                25,679,407      25,665,761
      Accumulated other comprehensive income                       368,986         450,318
      Accumulated deficit                                      (25,361,235)    (21,495,176)
                                                              ------------    ------------

           Total stockholders' equity                              760,130       4,693,875
                                                              ------------    ------------

                                                              $  6,185,027    $  9,105,911
                                                              ============    ============

     The accompanying notes are an integral part of these interim financial statements


                                             F2


                                          ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                                      CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                    FOR THE THREE AND SIX MONTHS PERIOD ENDED JUNE 30,
                                                        (UNAUDITED)


                                                              THREE MONTHS ENDED JUNE 30           SIX MONTHS ENDED JUNE 30
                                                                 2008             2007               2008             2007
                                                             ------------     ------------       ------------     ------------
Revenue
      Net sales                                              $     58,164     $  3,200,422       $    138,486     $  6,527,267

Cost of sales                                                      48,616        1,012,982            104,644        2,366,978
                                                             ------------     ------------       ------------     ------------

Gross profit                                                        9,548        2,187,440             33,842        4,160,289
                                                             ------------     ------------       ------------     ------------
Operating expenses
      Marketing, office and general costs                         992,310          843,430          2,015,693        1,842,339
      Research and development costs                              389,442          170,562            843,292          293,069
      Officers' compensation and directors fees                   145,722          129,000            296,312          966,235
      Consulting and professional fees                             37,787            7,130             89,973           29,367
      Foreign exchange gain                                       (21,595)         (22,893)           (57,446)         (25,103)
      Depreciation and amortization                               290,148          274,786            570,120          537,527
                                                             ------------     ------------       ------------     ------------

                                                                1,833,814        1,402,015          3,757,944        3,643,434
                                                             ------------     ------------       ------------     ------------

(Loss) and income from operations                              (1,824,266)         785,425         (3,724,102)         516,855

Write down of property, plant and equipment and patents      $       --               (140)      $       --               (140)
Interest on Long Term Debt                                           --            (61,000)              --           (122,000)
Interest on notes payable to related party                        (87,702)         (74,287)          (161,990)        (134,074)
Interest Income                                                     1,843           13,881             20,033           18,323
                                                             ------------     ------------       ------------     ------------

Net (loss)/income and Comprehensive loss                     $ (1,910,125)    $    663,879       $ (3,866,059)    $    278,964
                                                             ============     ============       ============     ============

(Loss)/income per share (Basic and diluted)                  $      (0.03)    $       0.01       $      (0.05)    $       0.00
                                                             ============     ============       ============     ============

Weighted average number of shares outstanding                  72,973,851       59,938,013         72,973,851       59,903,207
                                                             ============     ============       ============     ============


                     The accompanying notes are an integral part of these interim financial statements




                                                            F3



                                              ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                           CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                            FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2008
                                                            (UNAUDITED)



                                                                                      Accumulated
                                                                       Additional        other
                                                 Common Stock            Paid-In      comprehensive    Accumulated
                                             Shares        Amount        Capital         income          Deficit          Total
                                         ------------   ------------   ------------   ------------    ------------    ------------

December 31, 2006                          59,753,240   $     59,752   $ 18,243,710   $       --      $(19,331,555)   $ (1,028,093)

Net Loss                                         --             --             --             --        (2,163,621)     (2,163,621)

Stock based compensation                         --             --          776,271           --              --           776,271

Common stock issued from exercise
  of options                                  655,000            655        292,345           --              --           293,000

Common stock issued for services                6,722              6          4,994           --              --             5,000

Issuance of common stock for interest
  on debentures                               338,889            339        243,661           --              --           244,000

Issuance of common stock for principal
  on debentures                            12,200,000         12,200      6,087,800           --              --         6,100,000

Common stock issued from exercise
  of warrants                                  20,000             20         16,980           --              --            17,000

Foreign currency translation of
  Canadian subsidiaries                          --             --             --          450,318            --           450,318


December 31, 2007                          72,973,851   $     72,972   $ 25,665,761   $    450,318    $(21,495,176)   $  4,693,875
                                         ------------   ------------   ------------   ------------    ------------    ------------

Net loss                                         --             --             --             --        (3,866,059)     (3,866,059)

Stock based compensation                         --             --           13,646           --              --            13,646

Foreign currency translation of
  Canadian subsidiaries                          --             --             --          (81,332)           --           (81,332)
                                         ------------   ------------   ------------   ------------    ------------    ------------

June 30, 2008                              72,973,851   $     72,972   $ 25,679,407   $    368,986    $(25,361,235)   $    760,130



                         The accompanying notes are an integral part of these interim financial statements



                                                                              F4


                            ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                            FOR THE SIX MONTHS PERIOD ENDED JUNE 30
                                          (UNAUDITED)

                                                                        2008          2007
                                                                    -----------    -----------

Net Loss                                                            $(3,866,059)   $   278,964
                                                                    -----------    -----------

Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation                                                 503,763        507,268
           Amortization                                                 106,525        105,848
           Provision (Recovery) for uncollectible accounts               23,035          4,330
           Interest on debentures                                          --          122,000
           Interest on notes                                            161,990        134,074
           Amortization of debenture warrant fair value                    --           88,000
           Common stock issued for services provided                       --            5,000
           Loss on disposal of property, plant and equipment               --              140
           Stock based compensation                                      13,646        776,271
                                                                    -----------    -----------
                                                                        808,959      1,742,931
Increase (decrease) in cash flows from operating activities resulting from changes in:
           Accounts receivable                                           (3,370)    (1,983,208)
           Inventory                                                    (15,900)       139,373
           Prepaid expenses                                            (105,105)      (102,555)
           Accounts payable and accrued liabilities                     356,612       (383,854)
                                                                    -----------    -----------
                                                                        232,237     (2,330,244)

                                                                    -----------    -----------

Net cash used in operating activities                                (2,824,863)      (308,349)
                                                                    -----------    -----------

Investing activities:
           Acquisition of property, plant and equipment                (138,219)      (329,213)
           Property, plant and equipment under construction            (182,638)       (56,593)
           Increase in patents and trademarks                            (3,879)        (5,303)
                                                                    -----------    -----------

Net cash used in investing activities                                  (324,736)      (391,109)
                                                                    -----------    -----------

Financing activities:
           Repayment of notes payable to related party                     --         (500,000)
           Notes payable to related party                               500,000      1,085,340
           Issuance of common stock                                        --          103,000
           Capital lease obligation                                      (5,740)        (3,232)
                                                                    -----------    -----------

Net cash provided by financing activities                               494,260        685,108
                                                                    -----------    -----------

Net increase (decrease) in cash                                      (2,655,339)       (14,350)

Effect of foreign currency exchange rate on Canadian subsidiaries       (81,332)          --

Cash and cash equivalents, beginning of year                          2,891,088      1,393,294
                                                                    -----------    -----------


Cash and cash equivalents, end of period                            $   154,417    $ 1,378,944
                                                                    ===========    ===========

Supplemental disclosures:
Interest received                                                   $    20,033    $    18,323
                                                                    ===========    ===========


       The accompanying notes are an integral part of these interim financial statements


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

The Company has incurred significant losses to date, as of June 30, 2008, the Company has an accumulated deficit of $25,361,235. The Company is pursuing various financing initiatives; however, there is no assurance that the Company will be successful in its financing efforts and in achieving sufficient cash from operations. If the Company is unsuccessful, the Company may be required to significantly reduce or limit operations. The application of the going concern basis is dependent upon the Company obtaining additional financing to fund its continuing operations and meet its obligations as they come due.

These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

These statements have not been audited and should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Forms 10-KSB, and amendments thereto, as filed with the United States Securities and Exchange Commission for the year ended December 31, 2007. The methods and policies set forth in the year-end audited consolidated financial statements are followed in these interim consolidated financial statements.

All adjustments considered necessary for fair presentation and of a normal recurring nature have been included in these interim consolidated financial statements. Revenues and operating results for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

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

ESTIMATES

The preparation of consolidated financial statements in conformity with Generally Accepted Accounting Principles in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported period. Actual results could differ from those estimates. Significant estimates include amounts for valuation of intangible assets, share-based compensation, inventory and accounts receivable exposures.

CONCENTRATIONS OF CREDIT RISK

The Company's cash balances are maintained in various banks in Canada and the United States. Deposits held in banks in the United States are insured up to $100,000 for each bank by the Federal Deposit Insurance Corporation. The balances at times may exceed these limits.

Accounts Receivable and Concentrations of Credit Risk: The Company performs on-going credit evaluations of our customer's financial condition and generally does not require collateral from our customers. Three of our customers accounted for 43.3%, 17.7%, and 17.2%, respectively of the Company's revenue for the six months ended June 30, 2008 and 16.8%, 1%, and nil, respectively of its accounts receivable as at June 30, 2008. Three of our customers accounted for 90%, 2%, and 1%, respectively of the Company's revenue as at December 31, 2007 and 56%, 2%, and 0%, respectively of its accounts receivable as at December 31, 2007.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is estimated and recorded based on management's assessment of the credit history with the customer and current relationships with them. On this basis, management has determined that a reserve of $23,035 was appropriate as at June 30, 2008 and that a reserve of nil was appropriate as at December 31, 2007.


                                       F7

PROPERTY, PLANT AND EQUIPMENT UNDER CONSTRUCTION

The Company capitalizes at cost, customized equipment built to be used in the future day to day operations. Once complete and available for use, the cost for accounting purposes is transferred to property, plant and equipment, where normal depreciation rules apply.

PATENTS AND TRADEMARKS

Patents and trademarks consist primarily of the costs incurred to acquire them from an independent third party. The Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets," requires intangible assets with a finite life be tested for impairment whenever events or circumstances indicate that a carrying amount of an asset (or asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated discounted cash flow used in determining the fair value of the asset. We conducted our test for impairment in the fourth quarter of 2007 and found no impairment.

Patents and trademarks are being amortized on a straight-line basis over their estimated life of ten years. Amortization expense for the period ended June 30, 2008 and 2007 were $106,525 and $105,848 respectively.

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

The Company also derives revenue (less than 5.4% of total revenue) from providing air testing and environmental certification services. Revenues from these services are recognized upon performance of service.

RESEARCH AND DEVELOPMENT

The Company is engaged in research and development work. Research and development costs, other than for the acquisition of property, plant, and equipment, are charged as operating expense of the Company as incurred. Any grant money received for research and development work will be used to offset these expenditures. For the six month period ended June 30, 2008 and 2007 the Company expensed $843,292 and $293,069 respectively towards research and development costs. For the six month period ended June 30, 2008 and 2007, grant money amounted to $177,205.68 and nil, respectively.

                                       F8

NOTE 3 - RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - An interpretation of FASB Statement No. 60". SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise's risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The Company is currently evaluating the impact of SFAS No. 163 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company's financial statements.


In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The Company is currently evaluating the impact of SFAS No. 162 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company's financial statements.


In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 ("SFAS 161"). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company will be required to adopt SFAS 161 in the first quarter of 2009. We currently do not have any derivative financial instruments subject to accounting or disclosure under SFAS 133; therefore, we do not expect the adoption of SFAS 161 to have any effect on our consolidated statement of financial position, results of operations or cash flows.

                                       F9

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R establishes principles and requirements for how a company recognizes assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at fair value at the acquisition date. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effect of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company will consider the effect of SFAS 141 and it's impact on any future acquisitions.

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

NOTE 5 - INVENTORY

Inventory is summarized as follows:

                                          JUNE 30, 2008   DECEMBER 31, 2007
                                         ---------------  -----------------
                       Raw materials         $   775,367        $   761,832
                       Work-In-Process           249,660            251,358
                       Finished goods             21,716             17,653
                                              ----------         ----------
                                              $1,046,743         $1,030,843
                                              ==========         ==========

                                       F10

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                             June 30, 2008   DECEMBER 31, 2007
                                             ---------------  -----------------
          Plant, machinery and equipment         $ 5,021,119      $ 4,966,177
          Office equipment                           285,991          242,098
          Furniture and fixtures                     424,426          421,550
          Vehicles                                    12,014           12,014
          Leasehold improvements                     997,402          924,472
                                                 -----------      -----------
                                                   6,740,952        6,566,311
          Less: accumulated depreciation          (3,000,751)      (2,460,565)
                                                 -----------      -----------

                                                 $ 3,740,201      $ 4,105,746
                                                 ===========      ===========


As at June 30, 2008 and December 31, 2007, the Company had $201,260 and $18,622, respectively, of customized equipment under construction.

The office equipment above includes $17,665 in assets under capital lease with a corresponding accumulated depreciation of $9,874 at the period ended June 30, 2008. As at December 31, 2007 office equipment included $17,665 in assets under capital lease with a corresponding accumulated depreciation of $7,879.

The Plant, machinery and equipment above includes $33,957 in assets under capital lease with a corresponding accumulated depreciation of $8,133 at the period ended June 30, 2008. As at December 31, 2007, Plant, machinery and equipment above includes $33,957 in assets under capital lease with a corresponding accumulated depreciation of $4,347.

NOTE 7 - NOTES PAYABLE

The Company has three unsecured subordinated promissory notes in the principal amount of $2,308,148, $1,002,589 and $ 500,000, respectively.

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

As at June 30, 2008 and December 31, 2007 $420,874 and $258,855, respectively, of interest payable has been accrued on the two promissory notes in the total principal amount of $3,810,737.

                                       F11

Effective June 2, 2008 the Company entered into a Credit Facility Agreement with Bengt Odner a director and shareholder of the Company. Pursuant to the Agreement, the Company can request draw down(s) under the Facility of up to $1,500,000 in the aggregate with funds to be used for general working capital purposes. All request(s) to draw down under the Facility are subject to Mr. Odner's consent and approval. An approved draw down by the Company under the Facility will be represented by a 9% unsecured subordinated demand promissory note issued by the Company to Mr. Odner or his designee. The Company may repay the Note at anytime without penalty. At the option of the Note holder, in lieu of cash, principal and interest earned on the Note can be repaid in restricted common stock of the Company. Should the Note holder elect to receive stock of the Company, interest on principal will be calculated at a rate of 12% per annum. The number of shares of Common Stock to be issued in satisfaction of interest and principal shall be determined by dividing the principal and accrued interest by the greater of 105% of the twenty (20) day average closing price of the Company's Common Stock immediately preceding the date the Note holder elects to have the Note satisfied with Common Stock, or the Closing Price on that date. Under no circumstance can the conversion price be below the fair market price of the Company's Common Stock on the date the Note holder elects to have the Note satisfied with Common Stock. The Company may request draw down(s) under the Facility through December 31, 2008.

On June 2, 2008, concurrent with entering into the Credit Facility Agreement, the Company issued a Request for Issuance pursuant to the terms of the Facility for the sum of $500,000 with said funds to be used for general working capital. The Request for Issuance was approved and the Company issued a $500,000 Note in favor of Mr. Odner. As at June 30, 2008 $3,575 of interest payable has been accrued on the $500,000 promissory note.



NOTE 8 - REDEEMABLE CLASS A SPECIAL SHARES

        700,000 Class A special shares      $ 453,900 (based on the historical
        Authorized, issued, and             exchange rate at the time of
        outstanding. issuance.)


The Class A special shares are issued by the Company's wholly-owned subsidiary BBL Technologies, Inc. ("BBL") without par value, and are redeemable on demand by the Holder of the shares which is a private Ontario Corporation at $700,000 CDN (which translates to $686,476 USD at June 30, 2008). As the Class A special shares were issued by the Company's wholly-owned subsidiary BBL, the maximum value upon which the Company is liable is the net book value of BBL. As at June 30, 2008 BBL has an accumulated deficit of $1,198,092 USD ($1,850,874 CDN as at June 30, 2008) and therefore, the holder would be unable to redeem the Class A special shares at their ascribed value.

NOTE 9 - INCOME TAXES

As at June 30, 2008, there are loss carryforwards for Federal income tax purposes of approximately $19,034,826 available to offset future taxable income in the United States. The carryforwards expire in various years through 2026. The Company does not expect to incur a Federal income tax liability in the foreseeable future. Accordingly, a valuation allowance for the full amount of the related deferred tax asset of approximately $6,662,190 has been established until realizations of the tax benefit from the loss carryforwards are more likely than not.

Additionally, as at June 30, 2008, the Company's two wholly owned Canadian subsidiaries had loss carryforwards of approximately $2,873,195 be used, in future periods, to offset taxable income. The deferred tax asset of approximately $1,037,223 has been fully offset by a valuation allowance until realization of the tax benefit from the loss carryforwards are more likely than not.

                                       F12


                                                                          For the period ended
                                                                               June 30,
                                                                         2008           2007
                                                                     -----------     -----------
                Statutory tax rate:

          U.S                                                                35.0%           35.0%
          Foreign                                                            36.1%           36.1%

  Income (loss) before income taxes:

          U.S                                                         $(1,995,140)    $(2,778,393)
          Foreign                                                      (1,870,919)      3,057,357
                                                                      -----------     -----------
                                                                      $(3,866,059)    $   278,964
                                                                      -----------     -----------
  Expected income tax (recovery) expense                              $(1,373,701)    $   131,268

  Differences in income tax resulting from:

          Depreciation (Foreign operations)                           $    44,005     $    43,639
          Stock Based Compensation                                          4,776         271,694
                                                                      -----------     -----------
                                                                      $(1,324,920)    $   446,601

  Benefit of losses (gains) not recognized                              1,324,920     $  (446,601)
                                                                      -----------     -----------
  Income tax provision (recovery) per financial statements            $         0     $         0
                                                                      -----------     -----------


                Deferred income tax assets and liabilities consist of the following difference:

                                                                               As at
                                                                               June 30,
                                                                         2008            2007
                                                                     ------------    ------------

  Assets

             Capital Assets - Tax Basis (Foreign operations only)    $  1,099,539    $  1,754,800
             Capital Assets - Book Value (Foreign operations only)     (1,664,682)     (1,983,681)
                                                                     ------------    ------------
             Net Capital Assets                                      $   (565,143)   $   (228,881)
             Tax loss carry forwards                                   21,908,021      16,856,852
                                                                     ------------    ------------
  Net temporary differences (foreign operations only)                $ 21,342,878    $ 16,627,971

             Statutory tax rate:

             Foreign                                                         36.1%           36.1%

  Temporary differences (foreign operations only)                       7,704,779       6,002,698
             Valuation Allowance                                       (7,704,779)     (6,002,698)
                                                                     ------------    ------------
             Carrying Value                                          $          0    $          0
                                                                     ============    ============


                                       F13

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

In many cases the Company's uncertain tax positions are related to tax years that remain subject to examination by tax authorities. The following describes the open tax years, by major tax jurisdiction, as of June 30, 2008:

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

NOTE 10 - ISSUANCE OF COMMON STOCK

For the six months ended June 30, 2008 there was nil issuance of common shares.

NOTE 11 - STOCK OPTIONS AND WARRANT GRANTS

A total of $13,646 and $776,271 for stock based compensation has been recorded as at June 30, 2008 and 2007, respectively. The Company used the simplified method for computing the expected term of the option.

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

                                       F14

A summary of option transactions, including those granted pursuant to the terms of certain employment and other agreements is as follows:

                                                STOCK              WEIGHTED
                                               PURCHASE             AVERAGE
                                               OPTIONS          EXERCISE PRICE
                                           ----------------    ---------------

          Outstanding, January 1, 2007         5,246,667             $0.60
          Granted                              2,450,000             $0.71
          Expired                                (45,000)           ($0.50)
          Exercised                             (655,000)           ($0.45)
                                              ----------            ------
          Outstanding, December 31, 2007       6,996,667             $0.65
          Granted                                100,000             $0.71
          Granted                                300,000             $1.00
          Expired                                (35,000)           ($0.50)
                                              ----------            ------
          Outstanding, June 30, 2008           7,361,667             $0.67


At June 30, 2008, the outstanding options have a weighted average remaining life of 25 months.

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


                                       F15

The Black-Scholes model used by the Company to calculate options and warrant values, were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock purchase options and warrants. These models also require highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated values. Accordingly, management believes that this model does not necessarily provide a reliable single measure of the fair value of the Company's stock options and warrants.

At June 30, 2008, the Company had outstanding options as follows:

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
        ---------------
              7,361,667
        ---------------


Warrants issued in connection with various private placements of equity securities, are treated as a cost of capital and no income statement recognition is required. A summary of warrant transactions is as follows:

                                                                     WEIGHTED
                                                      WARRANT        AVERAGE
                                                      SHARES     EXERCISE PRICE
                                                     ----------  --------------
            Outstanding, January 1, 2007              6,322,500      $   0.93
            Granted                                        --             --
            Exercised                                   (20,000)     $  (0.85)
            Expired                                  (3,030,000)     $  (0.85)
                                                     ----------      --------
            Outstanding, December 31, 2007            3,272,500      $   1.28
            Granted                                        --             --
            Exercised                                      --             --
            Expired                                  (1,700,000)     $ (1.28)
                                                     ----------      --------
           Outstanding,  June 30, 2008                1,572,500      $   1.28
                                                     ----------      --------


                                       F16

Outstanding warrants as of June 30, 2008:

           NUMBER OF WARRANT SHARES     EXERCISE PRICE       EXPIRATION DATE
           ------------------------     --------------       -----------------

                1,202,500                  0.90    (A)       July 5, 2008
                  185,000                  2.00              July 5, 2008
                  185,000                  3.00              July 5, 2008
                ---------
                1,572,500
                ---------


(A) Contain certain anti-dilution provisions.

NOTE 12 - RELATED PARTY TRANSACTIONS

During the period ended June 30, 2008 and 2007, the Company paid shareholders and their affiliates $62,500 and nil, respectively for various services rendered in addition to salaries and reimbursement of business expenses. All transactions are recorded at the exchange amounts. A director and shareholder of the company, provides consulting services to the company under a consulting agreement. The agreement provides for a monthly retainer of $12,500 per month. Any one transaction or combination attributed to one individual or entity exceeding $120,000 on an annual basis has been disclosed.

The Company has three unsecured subordinated promissory notes in the principal amount of $2,308,147, $1,002,589 and $500,000. The $2.3 million Note was issued to a company controlled by a trust of which a director and shareholder of our Company is the beneficiary. Total interest accrued on the $2.3 million consolidated Note for the quarter ended June 30, 2008 amounted to $295,824. The $1.0 million and $0.5 million Note were issued to a director and shareholder of our Company. Total interest accrued on the $1.0 million and $0.5 million Note for the quarter ended June 30, 2008 amounted to $121,476 and $3,575 respectively. (See Note 7).

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

The following breakdown is the total, of the minimum annual lease payments, for both leases.

                        2008      $ 241,857
                        2009        489,893
                        2010        169,534


The Company has no pending lawsuits.

                                       F17

CAPITAL LEASE OBLIGATION

The Company is committed to the following lease payments in connection with the acquisition of capital assets under capital leases:

                  2008                                     $   8,846
                  2009                                        17,691
                  2010                                        10,443
                  2011                                         2,282
                  2012                                           951
                                                           ---------
                                                           $  40,213

                  Less imputed interest                        3,439
                                                           ---------
                  Total obligation under capital lease        36,774

                  Less current portion                        14,039
                                                           ---------
                  Total long-term portion                  $  22,735
                                                           =========


The Company has incurred $3,439 interest expense on capital leases for the year.

NOTE 14 - LOSS PER SHARE
Potential common shares of 7,361,667 related to ESW's outstanding stock options and potential common shares of 1,572,500 related to ESW's outstanding Warrants were excluded from the computation of diluted earnings/(loss) per share for the year ended June 30, 2008. As at June 30, 2007, 995,000 antidilutive stock options and 6,322,500 antidilutive stock warrants have been excluded from the computation of diluted earnings per share as the effect of inclusion of these shares and the related interest expense would have been antidilutive.

The reconciliation of the number of shares used to calculate the diluted loss per share is estimated as follows:


                                              For the Six Month Period ended    For the Three Month Period ended
                                                      Ended June 30,                    Ended June 30,

                                                     2008           2007               2008           2007
Numerator

Net (Loss) / earnings for the year              $ (3,866,059)    $   278,964       $ (1,910,125)   $ (1,401,759)
Interest on debentures                          $          0     $   122,000       $          0    $     61,000
Amortization of debenture fair value            $          0     $    88,000       $          0    $     44,000
Interest on note                                $    161,990     $   101,946       $     87,702    $        --
                                                ------------------------------------------------------------------
                                                $ (3,704,069)    $   590,910       $ (1,822,423)   $ (1,296,759)

Denominator

Weighted average number of shares outstanding     72,973,851      59,903,207          72,973,851      58,902,570
Dilutive effect of :
Stock options                                           --         6,426,667                --            --
Warrants                                                --            --                    --            --
Convertible Debt conversion                             --        12,200,000                --            --
Note Payable Conversion                                 --         3,853,000                --            --
                                                ------------------------------------------------------------------
Diluted weighted average shares outstanding             --        82,382,874                --            --

                                       F18

NOTE 15 - COMPARATIVE FIGURES

Certain 2007 figures have been reclassified to conform to the financial statements presentation adopted in 2008.



NOTE 16 - SUBSEQUENT EVENTS

Effective July 17, 2008 the Company completed a second drawdown in the sum of $300,000 under the $1,500,000 Credit Facility Agreement with Mr. Bengt Odner (See Note 7). Pursuant to the Agreement, the Company requested drawdown(s) under the Facility of $300,000 for general working capital purposes. The drawdown under the facility was approved and was provided for in the sum of $150,000 each from Mr. Odner and Mr. Louis Edmondson also a shareholder of the Company who by separate agreement with Mr. Odner and the Company agreed to provide funding to the Company under the Facility in connection with the drawdown(s).The sums received by the Company in connection with the drawdowns are represented by 9% unsecured subordinated demand promissory notes issued by the Company to Mr. Odner and Mr. Edmondson each in the amount of $150,000 pursuant to the Facility.

In a separate Agreement, Mr. Edmondson also advanced the Company's wholly owned subsidiary ESW America the sum of $125,000 in connection with research cost incurred. ESW America has assigned its interest to Mr. Edmondson in grant moneys up to $125,000 anticipated to be awarded to it for said research.




                                       F19

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

GENERAL OVERVIEW

Environmental Solutions Worldwide Inc. is a publicly traded company engaged through its wholly owned subsidiaries ESW Canada Inc. and ESW America Inc. (the ESW Group of Companies) in the design, development, ISO 9001:2000 certified manufacturing and sales of environmental technologies. The ESW Group of Companies currently manufacture and market a diversified line of catalytic emission control products and support technologies for diesel, gasoline and alternative fuelled engines. The ESW Group of Companies also operates a comprehensive EPA/CARB/MSHA recognized emissions testing and verification laboratory.

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

Both our facilities are in full compliance with ISO 9001:2000. We currently hold a full registration certificate effective until March 2010 for ESW America and January 2010 for ESW Canada.

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

We also intend to continue our efforts to develop innovative products and manufacturing processes to serve our customers better globally and improve our product mix and profit margins. This quarter we expensed $389,442 in research and development costs, a major increase over last period. We are reducing our dependence on our current proprietary products by introducing new products and systems and acquiring other product lines. Sales depend on the success of efforts to develop and market the products, and there can be no certainty that those efforts will succeed.

As we have a substantial amount of indebtedness, our ability to generate cash, both to fund operations and service our debt, is also a significant area of focus for our Company. See "Liquidity and Capital Resources" below for further discussion of cash flows.



COMPARISON OF THREE MONTH PERIOD ENDED JUNE 30, 2008 TO THREE MONTH PERIOD ENDED JUNE 30, 2007

RESULTS OF OPERATIONS

The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Forms 10-KSB, and amendments thereto for the year ended December 31, 2007

Revenues for the three month period ended June 30, 2008 decreased by $3,142,258 or 98.2 percent, to $58,164 from $3,200,422 for the three month period ended June 30, 2007. There was a net loss for the quarter which amounted to $1,910,125. The revenue decline can be attributed to the fact that the last period included the sale of 400 shroud Scat-R-shield units to the U.S. military which did not recur in the current period. In the current period the company focused its efforts on developing the next generation of diesel catalyst products to meet new regulations; these products are expected to generate revenues in the latter part of 2008.

Cost of sales as a percentage of revenues for the three month period ended June 30, 2008 was 83.6 percent compared to 31.7 percent for the three month period ended June 30, 2007. The gross margin for the three month period ended June 30, 2008 was 16.4 percent as compared to a gross margin of 68.3 percent for the three month period ended June 30, 2007. The relatively low orders produced in this period were mainly sample or prototype orders that have low volumes associated with production. Efficient economies of scale would be achieved on higher volumes.

Marketing, office and general expenses for the three month period ended June 30, 2008 increased by $148,880, or 17.7 percent, to $992,310 from $843,430 for the three month period ended June 30, 2007. The increase is primarily due to increases in sales and marketing salaries and wages of $93,918 as we had more staff to support our internal sales infrastructure in preparation for the release of our new products. Facility costs were higher over the previous period by $64,108 as a result of low sales volumes. Administration salaries and wages were higher by $63,190 in support of our research and development programs. General and administration cost increased by $8,166 and investor relations expense was higher by $2,095. These increases were offset by decreases in the following areas. Debt accretion decreased by $44,000 as we had no outstanding convertible debt this period and plant related expenses were lower by $38,597

Research and development expenses for the three month period ended June 30, 2008 increased by $218,880, or 128.3 percent, to $389,442 from $170,562 for the three month period ended June 30, 2007. As planned, we continue to aggressively pursue testing and research and development in our efforts to develop innovative products to serve our customers and improve our product mix and profit margins. We believe that this expenditure will result in increase orders for our products.

Officer's compensation and director's fees for the three month period ended June 30, 2008 increased by $16,722 or 13.0 percent, to $145,722 from $129,000 for the three month period ended June 30, 2007. The main reason for increase in Officers' compensation and directors' fees was the addition of two new officers in February 2008.

Consulting and professional fees for the three month period ended June 30, 2008 increased by $30,657 or 430.0 percent, to $37,787 from $7,130 for the three month period ended June 30, 2007. The increase is mainly attributed to audit fees and tax consulting fees.

Foreign exchange gain for the three month period ended June 30, 2008 increased by $1,298 to $21,595 from $22,893 for the three month period ended June 30, 2007 as a result of the weakening of the Canadian Dollar to the United States Dollar.

Depreciation and amortization expense for the three month period ended June 30, 2008 increased by $15,362, or 5.6 percent to $290,148 from $274,786 for the three month period ended June 30, 2007

Interest expense on the three notes payable was $87,702 for the three month period ended June 30, 2008 as compared to $74,287 for the three month period ended June 30, 2007. The Company may prepay the Consolidated Note without penalty at any time.

COMPARISON OF SIX MONTH PERIOD ENDED JUNE 30, 2008 TO SIX MONTH PERIOD ENDED JUNE 30, 2007

RESULTS OF OPERATIONS

Revenues for the six month period ended June 30, 2008 decreased by $6,388,781 or
97.9 percent, to $138,486 from $6,527,267 for the six month period ended June 30, 2007. The net loss for the six month period ended June 30, 2008 amounted to $3,866,059. The revenue decline can be attributed to the fact that the previous period included the sale of 700 shroud Scat-R-shield units to the U.S. military which did not reoccur in the current period. In the current period the company focused its efforts on developing the next generation of diesel catalyst products to meet new regulations; these products are expected to generate revenues in the latter part of 2008.

Cost of sales as a percentage of revenues for the six month period ended June 30, 2008 was 75.6 percent compared to 36.3 percent for the six month period ended June 30, 2007. The gross margin for the six month period ended June 30, 2008 was 24.4 percent as compared to a gross margin of 63.7 percent for the six month period ended June 30, 2007. The relatively low orders produced in this period were mainly sample or prototype orders that have low volumes associated with production. Efficient economies of scale would be achieved on higher volumes.

Marketing, office and general expenses for the six month period ended June 30, 2008 increased by $173,354, or 9.4 percent, to $2,015,693 from $1,842,339 for the six month period ended June 30, 2007. The increase is primarily due to increases in sales and marketing salaries and wages of $245,398 as we had more staff to support our internal sales infrastructure in preparation for the release of our new products. As well we participated in industry trade shows. Facility costs were higher over the previous period by $139,102 as a result of low sales volumes. Administration salaries and wages were higher by $40,685 in support of our research and development programs. These increases were offset by decreases in the following areas. Debt accretion decreased by $88,000 as we had no outstanding convertible debt this period and plant related expenses were lower by $88,290 as a result of lower sale volumes, general and administration cost reduced by $10,287 and investor relations expense was lower by $65,254

Research and development expenses for the six month period ended June 30, 2008 increased by $550,223 or 187.7 percent, to $843,292 from $293,069 for the six month period ended June 30, 2007. As planned, we continue to aggressively pursue testing and research and development in our efforts to develop innovative products to serve our customers and improve our product mix and profit margins. We believe that this expenditure will result in increase orders for our products.

Officer's compensation and director's fees for the six month period ended June 30, 2008 decreased by $669,923 or 69.3 percent, to $296,312 from $966,235 for the six month period ended June 30, 2007. The main reason for the decrease in Officers' compensation and directors' fees was Stock based compensation expense which amounted to $9,773 in the current period compared to $710,330 in the prior period offset by a marginal increase due to the addition of two new officers in February 2008.

Consulting and professional fees for the six month period ended June 30, 2008 increased by $60,606 or 206.4 percent, to $89,973 from $29,367 for the six month period ended June 30, 2007. The increase is mainly attributed to audit fees, tax consulting fees and fees related to compliance activities for requirements of
Section 404 of the Sarbanes-Oxley Act of 2002.

Foreign exchange gain for the six month period ended June 30, 2008 increased by $32,343 to $57,446 from $25,103 for the six month period ended June 30, 2007 as a result of the weakening of the Canadian Dollar to the United States Dollar.

Depreciation and amortization expense for the six month period ended June 30, 2008 increased by $32,593, or 6.1 percent to $570,120 from $537,527 for the six month period ended June 30, 2007

Interest expense on the three notes payable was $161,990 for the six month period ended June 30, 2008 as compared to $134,074 for the six month period ended June 30, 2007. The Company may prepay the Consolidated Notes without penalty at any time.

LIQUIDITY AND CAPITAL RESOURCES

Prior to 2007, our principal sources of operating capital have been the proceeds from our various financing transactions. In 2007 we generated cash from operations. In the first two quarters of 2008 we used a substantial amount of cash as our sales were unusually low. As of June 30, 2008, the Company had cash and cash equivalents of $ 154,417.

Net Cash used in operating activities for the six month period ended June 30, 2008 amounted to $2,824,863. This amount was attributable to the loss of 3,866,059, plus non cash expenses such as depreciation, amortization, and others of $808,959, and a increase in net operating assets and liabilities of $232,237.

Net Cash used in investing activities was $324,736 for the six month period ended June 30, 2008 as compared to $425,693 for the six month period ended June 30, 2007. The capital expenditures this year were primarily dedicated to enhancement of our production capabilities to meet requirements of our new products currently being developed.

Net cash provided by financing activities totalled $494,260 for the six month period ended June 30, 2008 as compared to $719,692 provided by financing activities for the six month period ended June 30, 2007. In the current period the company received $500,000 under a Credit Facility Agreement with a director and shareholder of the Company and repaid $5,740 under its capital lease obligation.

In 2007, our subsidiary, ESW Canada entered into a $2.5 Million revolving credit facility with Royal Bank of Canada, to finance orders on hand. This credit line will provide us with the working capital to complete larger contracts. On November 2, 2007 the credit facility, which originally had an expiry date of November 30, 2007, has been extended to June 30, 2008. As this facility is designed specifically to finance material and labor costs associated with orders and the line is dependant on those open orders, currently we are in negotiations with RBC for the extension and the size of the facility.

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

The expansion focused on increasing production capacity, expanding our research and development facility, and a commitment to develop new products and improving customer service. In addition, the expansion and capital expenditures made and our intent to capitalize on an anticipated increase in demand for our products are the steps that we have taken to become profitable and generate positive cash flow. Based on our current operating plan, management believes that at June 30, 2008 anticipated cash flows from operating activities and the appropriate borrowings under our credit facility and other available financing sources, such as the issuance of debt or equity securities, will be sufficient to meet our working capital needs on a short-term basis. Overall, capital adequacy is monitored on an ongoing basis by our management and reviewed quarterly by the Board of Directors.

Our industry is capital intensive and there is a timing issue bringing product to market which is considered normal for our industry. We continue to spend money on research and development to prove up our technologies and bring them to the point where our customers have a high confidence level allowing them to place larger orders. The length of time a customer needs to build confidence in our technologies cannot be exactly predetermined and as a result, during the first two quarters of 2008, we sustained an operating loss as a result of not generating sufficient sales to generate a profit from operations. Although this indicated a potential working capital deficiency and a possibility of the Company's ability to continue to operate as going concern, management does not believe that this is of a substantial financial concern as we have a good history of receiving capital infusion when needed. The Company is presently pursuing various financing initiatives. There is no assurance that the Company will be successful in its financing efforts and in achieving sufficient cash flow from operation. However, more significantly, we believe that the revenue will increase once we obtain verification on certain products that are currently in the testing stages and we believe will be verified by CARB, MSHA and the EPA during 2008.

Our principal source of liquidity in 2007 was cash provided from prior financing activities along with a small amount contributed from operations. In 2007, we also received funds from the exercise of options and warrants. It is anticipated that we may produce cash from operations in 2008 to support our expenditures, if not, we will continue to draw on our credit facility or raise funds in order to support our operations. Our principal use of liquidity will be to finance any further capital expenditures needed and to provide working capital availability. We do not anticipate having any major capital expenditures in 2008 related to the general operation of our business, however should the need arise for further tooling or equipment as a result of specific orders or the introduction of new product lines, we would evaluate the need and make provisions as necessary. Our Board of Directors may explore alternative listings of our Common Stock if deemed beneficial to our shareholders. If we were to seek an alternative listing of our Common Stock, we may incur significant capital expenditures beyond those anticipated for our general business operations. Disciplined capital expenditure decisions, focused on investments made for maintaining high quality service, cost structure improvement, and cash flow generation are essential. We do not expect that total capital expenditures for 2008 will amount to more than $500,000.

Should we not be profitable, we will need to finance our operations through other capital financings. We continue to seek equity and/or debt financing in the form of private placements at favourable terms, or the exercise of currently outstanding options or warrants that would provide additional capital. However, such additional financing may not be available to us, when and if needed, on acceptable terms or at all. We intend to retain any future earnings to retire debt, finance the expansion of our business and any necessary capital expenditures, and for general corporate purposes.

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

DEBT STRUCTURE

During the fiscal year 2006, we issued three unsecured subordinated promissory notes of $0.5 million, $1 million, and $1.2 million totalling $2.7 million to a company controlled by a trust to which a director and shareholder of our Company is the beneficiary. The notes bear interest at 9% per annum. The holder of the $1 million and $1.2 million notes issued on August 29, 2006 and June 26, 2006 respectively, has the option to receive payment of principal and all accrued interest in the form of restricted shares of the Company's common stock, par value ($0.001) with cost free piggyback registration rights. Under this repayment option, interest will be calculated at 12% per annum. On January 9, 2007, the Company paid back the $0.5 million subordinated promissory note it had previously issued on November 13, 2006 in the principal amount of $500,000 by paying the Holder the sum of $506,780 in cash, representing $500,000 principal and $6,780 interest. Subsequently, On February 9, 2007, the above two unsecured subordinated promissory notes in the principal amount of $1.0 million and $1.2 million were consolidated into one unsecured subordinated demand note with principal amount of $2,308,148. This Consolidated Note, is due and payable to Holder upon demand. As with the original Promissory Notes, the Consolidated Note will continue to bear interest at a rate of 9% per annum if principal and interest are paid by the Company in cash, or if principal and interest are paid in shares of restricted common stock of the Company, the Consolidated Note will bear interest at a rate of 12% per annum. The Company may prepay the Consolidated Note without penalty at any time.

On February 15, 2007 the Company issued a $500,000 unsecured subordinated demand promissory note to a member of the Company's Board of Directors. This Note also bears interest at 9% per annum and is payable upon demand. Subsequently, on March 7, 2007, the Company entered into an agreement whereby it borrowed an additional sum of $500,000 from a member of the Company's Board of Directors and consolidated this sum with the principal and accrued interest of the $500,000 unsecured demand promissory note previously issued on February 15, 2007. This Consolidated Note is in the principal amount of $1,002,589 and bears interest at a rate of 9% per annum and is payable upon demand. The Company may prepay the Consolidated Note without penalty at any time. As at June 30, 2008 $417,299 of interest payable on the $1,002,589, and the $2,308,147 promissory notes has been accrued. We believe that the terms of the promissory notes are fair and reasonable and have been negotiated as arms length transactions.

Effective June 2, 2008, the Company entered into a Credit Facility Agreement with Bengt Odner a director and shareholder of the Company. Pursuant to the Agreement, the Company can request draw down(s) under the Facility of up to $1,500,000 in the aggregate with funds to be used for general working capital purposes. All request(s) to draw down under the Facility are subject to Mr. Odner's consent and approval. An approved draw down by the Company under the Facility will be represented by a 9% unsecured subordinated demand promissory note issued by the Company to Mr. Odner or his designee. The Company may repay the Note at anytime without penalty. At the option of the Note holder, in lieu of cash, principal and interest earned on the Note can be repaid in restricted common stock of the Company. Should the Note holder elect to receive stock of the Company, interest on principal will be calculated at a rate of 12% per annum. The number of shares of Common Stock to be issued in satisfaction of interest and principal shall be determined by dividing the principal and accrued interest by the greater of 105% of the twenty (20) day average closing price of the Company's Common Stock immediately preceding the date the Note holder elects to have the Note satisfied with Common Stock, or the Closing Price on that date. Under no circumstance can the conversion price be below the fair market price of the Company's Common Stock on the date the Note holder elects to have the Note satisfied with Common Stock. The Company may request draw down(s) under the Facility through December 31, 2008.

On June 2, 2008, concurrent with entering into the Credit Facility Agreement, the Company issued a Request for Issuance pursuant to the terms of the Facility for the sum of $500,000 with said funds to be used for general working capital. The Request for Issuance was approved and the Company issued a $500,000 Note in favour of Mr. Odner. As at June 30, 2008 $3,575 of interest payable on the $500,000 promissory note has been accrued.

Effective July 17, 2008 the Company completed a second drawdown in the sum of $300,000 under this Credit Facility Agreement with Mr. Bengt Odner. Pursuant to the Agreement, the Company requested drawdown(s) under the Facility of $300,000 for general working capital purposes. The drawdown under the facility was approved and was provided for in the sum of $150,000 each from Mr. Odner and Mr. Louis Edmondson also a shareholder of the Company who by separate agreement with Mr. Odner and the Company agreed to provide funding to the Company under the Facility in connection with the drawdown(s).The sums received by the Company in connection with the drawdowns are represented by 9% unsecured subordinated demand promissory notes issued by the Company to Mr. Odner and Mr. Edmondson each in the amount of $150,000 pursuant to the Facility.

In a separate Agreement, Mr. Edmondson also advanced the Company's wholly owned subsidiary ESW America the sum of $125,000 in connection with research cost incurred. ESW America has assigned its interest to Mr. Edmondson in grant moneys up to $125,000 anticipated to be awarded to it for said research.

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

NEW ACCOUNTING PRONOUNCEMENTS

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - An interpretation of FASB Statement No. 60". SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise's risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The Company is currently evaluating the impact of SFAS No. 163 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company's financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The Company is currently evaluating the impact of SFAS No. 162 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

FOREIGN CURRENCY TRANSACTIONS

The results of operations and the financial position of our operations in Canada is principally measured in Canadian currency and translated into U.S. dollars. The future effects of foreign currency fluctuations between U.S. dollars and Canadian dollars will be somewhat mitigated by the fact that certain expenses will be generally incurred in the same currency in which revenues will be generated. The future reported income of our Canadian subsidiary would be higher or lower depending on a weakening or strengthening of the U.S. dollar against the Canadian currency. The Company has a net gain on foreign exchange due the weakening of the Canadian dollar to the U.S. Dollar during the first six months of 2008.

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

Our strategy for management of currency risk relies primarily upon conducting our operations in the countries' respective currency and we may, from time to time, engage in hedging intended to reduce our exposure to currency fluctuations. At June 30, 2008, we had no outstanding forward exchange contracts.

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

CONCLUSIONS

Based on our evaluation, the CEO and CAO concluded that the registrant's disclosures, controls and procedures are effective to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security Exchange Commission rules and forms.

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

ITEM 5. OTHER INFORMATION

On May 13, 2008, the Company filed a Current Report on Form 8-K dated May 13, 2008 reporting that effective May 12, 2008 it has retained the services of Mellon Investor Services LLC, as its new transfer agent.

On July 18, 2008 the Company filed a Current Report on Form 8-K dated July 18, 2008 reporting that the Company completed a drawdown of the sum of $ 300,000 under its previously reported Credit Facility Agreement. Concurrent with the drawdown under the facility, the Company's wholly owned subsidiary ESW America received the sum of $125,000 in connection with research cost incurred.

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

DATED: AUGUST 14, 2008
Concord, Ontario Canada

                                      ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.

                                      BY: /S/ DAVID J. JOHNSON
                                          --------------------
                                      DAVID J. JOHNSON
                                      CHIEF EXECUTIVE OFFICER AND PRESIDENT