Form 10-Q
period 2008-09-30
ENVIRONMENTAL SOLUTIONS WORLDWIDE INC
filed 2008-11-14
CIK 1082278

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

                 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR

                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              for the quarterly period ended - September 30, 2008.

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

There were 72,973,851 shares of the registrant's Common Stock outstanding as of November 10, 2008.

                                    FORM 10-Q

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.

                                TABLE OF CONTENTS

                                                                          PAGE #

PART I. FINANCIAL INFORMATION

     Item 1.  Financial Statements.

              Consolidated Condensed Balance Sheets as of
              September 30, 2008 (unaudited) and December 31, 2007          3

              Consolidated Condensed Statements of Operations and
              Comprehensive Loss for the Three Months and Nine Months
              Ended September 30, 2008 and 2007 (unaudited)                 4

              Consolidated Condensed Statements of Changes in
              Stockholders Equity (Deficit) for the Nine Months
              Ended September 30, 2008                                      5

              Consolidated Condensed Statements of
              Cash Flows for the Nine Months Ended
              September 30, 2008 and 2007 (unaudited)                       6

              Notes to Consolidated Condensed Financial Statements
              (unaudited)                                                   7

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations.                20

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings.                                            N/A

     Item 1A. Risk Factors                                                  31

     Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.  N/A

     Item 3.  Defaults Upon Senior Securities.                              N/A

     Item 4.  Submission of Matters to a Vote of Security Holders.          N/A

     Item 5.  Other Information.                                            31

     Item 6.  Exhibits.                                                     31

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET

                                                                     (UNAUDITED)
                                                                    SEPTEMBER 30,    DECEMBER 31,
                                                                        2008            2007
                                                                    ------------    ------------
ASSETS

Current assets
      Cash and cash equivalents (Note 4)                            $     22,127    $  2,891,088
      Accounts receivable, net of allowance                              476,843         271,703
          for doubtful accounts of $19,410 (2007 - $NIL) (Note 2)
      Inventory (Note 5)                                                 999,704       1,030,843
      Prepaid expenses and sundry assets                                 175,196         138,713
                                                                    ------------    ------------

          Total current assets                                         1,673,870       4,332,347

Property, plant and equipment under construction (Note 6)                132,389          18,622

Property, plant and equipment, net of accumulated
      depreciation of $ 3,274,031                                      3,578,026       4,105,746
      (2007 - $2,460,565) (Note 6)

Patents and trademarks, net of accumulated
      amortization of $1,634,884
      (2007 - $1,475,077)                                                494,007         649,196
                                                                    ------------    ------------

                                                                    $  5,878,292    $  9,105,911
                                                                    ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Accounts payable                                              $    729,628    $    145,352
      Accrued liabilities                                                688,435         459,533
      Notes payable to related party (Note 7)                          4,378,737       3,310,737
      Bank loan (Note 8)                                                 313,430              --
      Redeemable class A special shares (Note 9)                         453,900         453,900
      Current portion of capital lease obligation (Note 14)               13,336          13,032
                                                                    ------------    ------------

          Total current liabilities                                    6,577,466       4,382,554

Long Term Liabilities
      Capital lease obligation (Note 14)                                  20,567          29,482
                                                                    ------------    ------------

          Total liabilities                                            6,598,033       4,412,036
                                                                    ------------    ------------

Commitments and contingencies (Note 14)

Stockholders' Equity (Note 11)(Note 12)
      Common stock, $0.001 par value, 125,000,000
          shares authorized; 72,973,851 shares
          issued and outstanding                                          72,972          72,972
      Additional paid-in capital                                      25,679,407      25,665,761
      Accumulated other comprehensive income                             342,316         450,318
      Accumulated deficit                                            (26,814,436)    (21,495,176)
                                                                    ------------    ------------

          Total stockholders' equity                                    (719,741)      4,693,875
                                                                    ------------    ------------

                                                                    $  5,878,292    $  9,105,911
                                                                    ============    ============

    The accompanying notes are an integral part of these financial statements


                                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                            FOR THE THREE AND NINE MONTHS PERIOD ENDED SEPTEMBER 30,
                                                   (UNAUDITED)

                                                THREE MONTHS ENDED SEPTEMBER 30, NINE MONTHS ENDED SEPTEMBER 30,
                                                      2008            2007            2008            2007
                                                  ------------    ------------    ------------    ------------
Revenue
     Net sales                                   $    445,775    $  2,443,763    $    584,261    $  8,971,030

Cost of sales                                         319,639         859,572         424,283       3,226,551
                                                 ------------    ------------    ------------    ------------
Gross profit                                          126,136       1,584,191         159,978       5,744,479
                                                 ------------    ------------    ------------    ------------
Operating expenses
     Marketing, office and general costs              836,498         913,317       2,852,191       2,755,657
     Research and development costs                   200,923         257,573       1,044,215         550,642
     Officers' compensation and directors fees        148,166         129,000         444,478       1,095,235
     Consulting and professional fees                  17,253          11,817         107,226          41,184
     Foreign exchange (gain) / loss                    (7,926)        104,942         (65,372)        155,893
     Depreciation and amortization                    283,233         285,597         853,353         823,123
                                                 ------------    ------------    ------------    ------------
                                                    1,478,147       1,702,246       5,236,091       5,421,734
                                                 ------------    ------------    ------------    ------------
(Loss) and income from operations                  (1,352,011)       (118,055)     (5,076,113)        322,745

Write down of property, plant and
  equipment and patents                          $       --      $       --      $       --      $       (140)
Interest on long term debt                               --           (49,636)           --          (171,636)
Interest on notes payable to related party           (101,775)        (75,104)       (263,764)       (209,178)
Interest Income                                           585          16,406          20,617          34,730
                                                 ------------    ------------    ------------    ------------
Net (loss)                                       $ (1,453,201)   $   (226,389)   $ (5,319,260)   $    (23,479)
                                                 ------------    ------------    ------------    ------------
Other comprehensive (loss):
     Foreign currency translation of
       Canadian subsidiaries                          (26,670)           --          (108,002)           --
                                                 ------------    ------------    ------------    ------------
Comprehensive (loss)                             $ (1,479,871)   $   (226,389)   $ (5,427,262)   $    (23,479)
                                                 ------------    ------------    ------------    ------------
(Loss) per share (Basic and diluted)             $      (0.02)   $      (0.00)   $      (0.07)   $      (0.00)
                                                 ============    ============    ============    ============
Weighted average number of shares outstanding      72,973,851      61,645,511      72,973,851      60,481,262
                                                 ============    ============    ============    ============


    The accompanying notes are an integral part of these financial statements


                                           ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                        CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                      FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2008
                                                         (UNAUDITED)

                                                                               ACCUMULATED
                                                                                   OTHER
                                          COMMON STOCK            ADDITIONAL   COMPREHENSIVE     ACCUMULATED
                                      SHARES         AMOUNT    PAID-IN CAPITAL     INCOME          DEFICIT         TOTAL
                                   ------------   ------------   ------------   ------------    ------------    ------------
December 31, 2006                    59,753,240   $     59,752   $ 18,243,710   $         --    $(19,331,555)   $ (1,028,093)

Net Loss                                     --             --             --             --      (2,163,621)     (2,163,621)

Stock based compensation                     --             --        776,271             --              --         776,271

Common stock issued from
  exercise of options                   655,000            655        292,345             --              --         293,000

Common stock issued for services          6,722              6          4,994             --              --           5,000

Issuance of common stock for
  interest on debentures                338,889            339        243,661             --              --         244,000

Issuance of common stock for
  principal on debentures            12,200,000         12,200      6,087,800             --              --       6,100,000

Common stock issued from
  exercise of warrants                   20,000             20         16,980             --              --          17,000

Foreign currency translation
  of Canadian subsidiaries                   --             --             --        450,318              --         450,318

December 31, 2007                    72,973,851   $     72,972   $ 25,665,761   $    450,318    $(21,495,176)   $  4,693,875
                                   ------------   ------------   ------------   ------------    ------------    ------------

Net loss                                     --             --             --             --      (5,319,260)     (5,319,260)

Stock based compensation                     --             --         13,646             --              --          13,646

Foreign currency translation
  of Canadian subsidiaries                   --             --             --       (108,002)             --        (108,002)

                                   ------------   ------------   ------------   ------------    ------------    ------------
September 30, 2008                 $ 72,973,851   $     72,972   $ 25,679,407   $    342,316    $(26,814,436)   $   (719,741)

    The accompanying notes are an integral part of these financial statements

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE NINE MONTHS PERIOD ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                                                  2008           2007
                                                                              -----------    -----------
Net Loss                                                                      $(5,319,260)   $   (23,479)
                                                                              -----------    -----------

Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation                                                           813,466        782,598
           Amortization                                                           159,807        158,974
           Provision (Recovery) for uncollectible accounts                         19,410             --
           Interest on long term loans                                                 --        171,636
           Interest on notes payable to related party                             263,764        234,575
           Amortization of debenture warrant fair value                                --        123,803
           Common stock issued for services provided                                   --          5,000
           Loss on disposal of property, plant and equipment                           --            140
           Stock based compensation                                                13,646        776,271
           Write down of Inventory                                                 28,933             --
                                                                              -----------    -----------
                                                                                1,299,026      2,252,997
Increase (decrease) in cash flows from operating activities resulting from changes in:
           Accounts receivable                                                   (224,550)    (1,218,196)
           Inventory                                                                2,206        386,584
           Prepaid expenses                                                       (36,483)       (41,510)
           Accounts payable and accrued liabilities                               549,414       (756,408)
                                                                              -----------    -----------
                                                                                  290,587     (1,629,530)

                                                                              -----------    -----------

Net cash used in operating activities                                          (3,729,647)       599,988
                                                                              -----------    -----------

Investing activities:
           Acquisition of property, plant and equipment                          (285,746)      (353,145)
           Property, plant and equipment under construction                      (113,767)       (30,105)
           Increase in patents and trademarks                                      (4,618)       (11,190)
                                                                              -----------    -----------

Net cash used in investing activities                                            (404,131)      (394,440)
                                                                              -----------    -----------

Financing activities:
           Bank Loan                                                              313,430             --
           Repayment of notes payable to related party                                 --       (500,000)
           Notes payable from related party                                     1,068,000      1,085,340
           Issuance of common stock                                                    --        310,000
           Capital lease obligation                                                (8,611)        (5,097)
                                                                              -----------    -----------

Net cash provided by financing activities                                       1,372,819        890,243
                                                                              -----------    -----------

Net increase (decrease) in cash and cash equivalents                           (2,760,959)     1,095,791

Effect of foreign currency exchange rate on Canadian subsidiaries                (108,002)       198,314

Cash and cash equivalents, beginning of year                                    2,891,088      1,393,294
                                                                              -----------    -----------

Cash and cash equivalents, end of period                                      $    22,127    $ 2,687,399
                                                                              ===========    ===========

Supplemental disclosures:
Interest received                                                             $    20,617    $    34,730
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

The Company has incurred significant losses to date. As of September 30, 2008, the Company has an accumulated deficit of $26,814,436. Although as at September 30, 2008, the Company's balance sheet has a negative working capital position, the Company was successful in its pursuit of various financing initiatives; and on November 3, 2008, the Company raised an additional $6.0 million through the issuance of convertible debentures. (See Note 16). However, there is no assurance that the Company will be successful in achieving sufficient cash from operations. If the Company is unsuccessful, the Company may be required to significantly reduce or limit operations and or seek additional funds. The application of the going concern basis is dependent upon the Company obtaining additional financing to fund its continuing operations and meet its obligations as they come due.

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

All adjustments considered necessary for fair presentation and of a normal recurring nature have been included in these interim consolidated financial statements. Revenues and operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

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

CONCENTRATIONS OF CREDIT RISK

The Company's cash balances are maintained in various banks in Canada and the United States. Deposits held in banks in the United States are insured up to $100,000 ($250,000 per depositor through December 31, 2009) for each bank by the Federal Deposit Insurance Corporation. The balances at times may exceed these limits.

Accounts Receivable and Concentrations of Credit Risk: The Company performs on-going credit evaluations of our customer's financial condition and generally does not require collateral from our customers. Three of our customers accounted for 48.7%, 15.9%, and 10.3%, respectively of the Company's revenue for the nine months ended September 30, 2008 and 55.9%, 17.9%, and nil, respectively of its accounts receivable as at September 30, 2008. Three of our customers accounted for 90%, 2%, and 1%, respectively of the Company's revenue as at December 31, 2007 and 56%, 2%, and 0%, respectively of its accounts receivable as at December 31, 2007.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is estimated and recorded based on management's assessment of the credit history with the customer and current relationships with them. On this basis, management has determined that a reserve of $19,410 was appropriate as at September 30, 2008 and that a reserve of nil was appropriate as at December 31, 2007.

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

Patents and trademarks are being amortized on a straight-line basis over their estimated life of ten years. Amortization expense for the period ended September 30, 2008 and 2007 were $159,807 and $158,974 respectively.

INVENTORY

Inventory is stated at the lower of cost (first-in first-out) or market. Inventory is periodically reviewed for use and obsolescence, and adjusted as necessary. Inventory consists of raw materials, work in progress and finished goods.

REVENUE RECOGNITION

The Company derives revenue primarily from the sale of its catalytic products. In accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition", revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the amount is fixed or determinable, risk of ownership has passed to the customer and collection of the resulting receivable is reasonably assured.

The Company also derives revenue (less than 3.9% of total revenue) from providing air testing and environmental certification services. Revenues from these services are recognized upon performance of service.

RESEARCH AND DEVELOPMENT

The Company is engaged in research and development work. Research and development costs, other than for the acquisition of property, plant, and equipment, are charged as operating expense of the Company as incurred. Any grant money received for research and development work will be used to offset these expenditures. For the nine month period ended September 30, 2008 and 2007 the Company expensed $1,044,215 and $550,642 respectively towards research and development costs. For the nine month period ended September 30, 2008 and 2007, grant money amounted to $224,430 and nil, respectively.

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

For the period ended September 30, 2008, all revenues we generated from the United States.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R establishes principles and requirements for how a company recognizes assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at fair value at the acquisition date. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effect of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The Company will consider the effect of SFAS 141 and its impact on any future acquisitions.

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

NOTE 5 - INVENTORY

Inventory is summarized as follows:

                                    SEPTEMBER 30, 2008   DECEMBER 31, 2007
                                    ------------------   -----------------
                  Raw materials         $   664,825            $   761,832
                  Work-In-Process           228,757                251,358
                  Finished goods            106,122                 17,653
                                         ----------             ----------
                                        $   999,704            $ 1,030,843
                                         ==========             ==========

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                       September 30, 2008   December 31, 2007
                                       ------------------   -----------------
    Plant, machinery and equipment         $ 5,125,505         $ 4,966,177
    Office equipment                           292,710             242,098
    Furniture and fixtures                     424,426             421,550
    Vehicles                                    12,014              12,014
    Leasehold improvements                     997,402             924,472
                                           -----------         -----------
                                             6,852,057           6,566,311
    Less: accumulated depreciation          (3,274,031)         (2,460,565)
                                           -----------         -----------

                                           $ 3,578,026         $ 4,105,746
                                           ===========         ===========

As at September 30, 2008 and December 31, 2007, the Company had $132,389 and $18,622, respectively, of customized equipment under construction.

The office equipment above includes $17,665 in assets under capital lease with a corresponding accumulated depreciation of $10,839 at the period ended September 30, 2008. As at December 31, 2007 office equipment included $17,665 in assets under capital lease with a corresponding accumulated depreciation of $7,879.

The Plant, machinery and equipment above includes $33,957 in assets under capital lease with a corresponding accumulated depreciation of $9,966 at the period ended September 30, 2008. As at December 31, 2007, Plant, machinery and equipment above includes $33,957 in assets under capital lease with a corresponding accumulated depreciation of $4,347.

NOTE 7 - NOTES PAYABLE TO RELATED PARTY

The Company has two unsecured subordinated promissory notes in the principal amount of $2,308,148 and $1,002,589 respectively. It also has a total of seven unsecured subordinated promissory notes totaling in the principal amount $ 1,068,000. These seven notes are part of a series of draw downs against a Credit Facility Agreement.

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

As at September 30, 2008 and December 31, 2007 $499,168 and $258,855,
respectively, of interest payable has been accrued on the two promissory notes in the total principal amount of $3,810,737.

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

On June 2, 2008, concurrent with entering into the Credit Facility Agreement, the Company issued a Request for Issuance pursuant to the terms of the Facility for the sum of $500,000 with said funds to be used for general working capital. The Request for Issuance was approved and the Company issued a $500,000 Note in favor of Mr. Odner. Subsequently, six requests totaling $568,000 were issued and were approved. As at September 30, 2008 $23,481 of interest payable has been accrued on the seven promissory notes in the total principal amount of $1,068,000. (See Note 16 Subsequent events, for details on the repayment of all outstanding Notes.)

NOTE 8 - BANK LOAN

Effective September 2, 2008, the Company's wholly owned subsidiary ESW Canada, Inc., completed its negotiations with Royal Bank of Canada and entered into an amendment to the secured commercial loan agreement originally entered into March 19, 2007. The amendment to the Agreement extends the term of the Agreement from June 30, 2008 through June 30, 2009. In addition to extending the term of the Agreement, certain financial covenants have also been amended. The new arrangement in the agreement provides for a revolving facility available by way of a series of term loans of up to $750,000 to finance future production orders to cover direct costs such as material and labour for specific sales orders. The facility has been guaranteed to the bank under Export Development Canada's (EDC) pre shipment financing program. Borrowings under the revolving credit agreement bear interest at 1 1/2 percent above the institution's prime rate. Repayments of the loan are required no later than one year from the date of the advancement of the loan. Obligations under the revolving credit agreement are collateralized by a first-priority lien on the assets of the Company and its subsidiary ESW Canada Inc. including, accounts receivable, inventory, equipment and other tangible and intangible property, including the capital stock of all direct subsidiaries.

At September 30, 2008 and December 31, 2007, $313,430 and nil respectively was owed.

NOTE 9 - REDEEMABLE CLASS A SPECIAL SHARES

     700,000 Class A special shares      $ 453,900 (based on the historical
     Authorized, issued, and             exchange rate at the time of
     outstanding.                        issuance.)

The Class A special shares are issued by the Company's wholly-owned subsidiary BBL Technologies, Inc. ("BBL") without par value, and are redeemable on demand by the Holder of the shares which is a private Ontario Corporation at $700,000 CDN (which translates to $657,771 USD at September 30, 2008). As the Class A special shares were issued by the Company's wholly-owned subsidiary BBL, the maximum value upon which the Company is liable is the net book value of BBL. As at September 30, 2008 BBL has an accumulated deficit of $1,198,261 USD ($1,851,054 CDN as at September 30, 2008) and therefore, the holder would be unable to redeem the Class A special shares at their ascribed value.

NOTE 10 - INCOME TAXES

As at September 30, 2008, there are loss carryforwards for Federal income tax purposes of approximately $19,780,781 available to offset future taxable income in the United States. The carryforwards expire in various years through 2026. The Company does not expect to incur a Federal income tax liability in the foreseeable future. Accordingly, a valuation allowance for the full amount of the related deferred tax asset of approximately $6,923,274 has been established until realizations of the tax benefit from the loss carryforwards are more likely than not.

Additionally, as at September 30, 2008, the Company's two wholly owned Canadian subsidiaries had loss carryforwards of approximately $3,852,264 can be used, in future periods, to offset taxable income. The deferred tax asset of approximately $1,390,667 has been fully offset by a valuation allowance until realization of the tax benefit from the loss carryforwards are more likely than not.

                                                                        For the period ended
                                                                           September 30,
                                                                        2008            2007
                                                                    -----------     -----------
              Statutory tax rate:

        U.S                                                                35.0%           35.0%
        Foreign                                                            36.1%           36.1%

Income (loss) before income taxes:

        U.S                                                         $(2,741,368)    $(3,835,653)
        Foreign                                                      (2,577,892)      3,812,174
                                                                    -----------     -----------
                                                                    $(5,319,260)    $   (23,479)
                                                                    -----------     -----------
Expected income tax (recovery) expense                              $(1,890,098)    $   33,716

Differences in income tax resulting from:

        Depreciation (Foreign operations)                           $    (3,593)    $    66,798
        Stock Based Compensation                                          4,776         271,695
                                                                    -----------     -----------
                                                                    $(1,888,915)    $   372,209

Benefit of losses (gains) not recognized                              1,888,915     $  (372,209)
                                                                    -----------     -----------
Income tax provision (recovery) per financial statements            $         0     $         0
                                                                    -----------     -----------

        Deferred income tax assets and liabilities consist of the following difference:

                                                                             As at
                                                                           September 30,
                                                                       2008            2007
                                                                   ------------    ------------
Assets

           Capital Assets - Tax Basis (Foreign operations only)    $  1,995,508    $  1,592,416
           Capital Assets - Book Value (Foreign operations only)     (1,710,939)     (1,878,328)
                                                                   ------------    ------------
           Net Capital Assets                                      $    284,569   $   (285,912)
           Tax loss carry forwards                                   23,633,045      17,235,201
                                                                   ------------    ------------
Net temporary differences (foreign operations only)                $ 23,917,614    $ 16,949,289

           Statutory tax rate:

           U.S                                                            35.0%           35.0%
           Foreign                                                        36.1%           36.1%

Temporary differences (foreign operations only)                       8,416,671       5,933,297
           Valuation Allowance                                       (8,416,671)     (5,933,297)
                                                                   ------------    ------------
           Carrying Value                                          $          0    $          0
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

The Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the consolidated statement of operations. Accrued interest and penalties will be included within the related tax liability line in the consolidated balance sheet.

In many cases the Company's uncertain tax positions are related to tax years that remain subject to examination by tax authorities. The following describes the open tax years, by major tax jurisdiction, as of September 30, 2008:

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

NOTE 11 - ISSUANCE OF COMMON STOCK

For the nine months ended September 30, 2008 there was nil issuance of common shares.

NOTE 12 - STOCK OPTIONS AND WARRANT GRANTS

A total of $13,646 and $776,271 for stock based compensation has been recorded for the nine months ended September 30, 2008 and 2007, respectively. The Company used the simplified method for computing the expected term of the option.

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

A summary of option transactions, including those granted pursuant to the terms of certain employment and other agreements is as follows:

                                             STOCK            WEIGHTED
                                            PURCHASE           AVERAGE
                                            OPTIONS        EXERCISE PRICE
                                         --------------    --------------

       Outstanding, January 1, 2007         5,246,667           $0.60
       Granted                              2,450,000           $0.71
       Expired                                (45,000)         ($0.50)
       Exercised                             (655,000)         ($0.45)
                                           ----------          ------
       Outstanding, December 31, 2007       6,996,667           $0.65
       Granted                                100,000           $0.71
       Granted                                300,000           $1.00
       Expired                             (1,276,667)         ($0.65)
                                           ----------          ------
       Outstanding, September 30, 2008      6,120,000           $0.65

At September 30, 2008, the outstanding options have a weighted average remaining life of 26 months.

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

At September 30, 2008, the Company had outstanding options as follows:

              NUMBER OF OPTIONS       EXERCISE PRICE      EXPIRATION DATE
              ----------------        --------------      ---------------
                       250,000            0.27            August 6, 2013
                        50,000            0.45            April 20, 2009
                       500,000            0.50            May 1, 2009
                     1,750,000            0.50            August 11, 2009
                       150,000            0.50            December 1, 2009
                       175,000            0.71            February 16, 2010
                     2,150,000            0.71            February 16, 2012
                       795,000            1.00            December 31, 2010
                       100,000            0.71            February 3, 2011
                       100,000            1.00            February 7, 2011
                       100,000            1.00            February 7, 2013
               ---------------
                     6,120,000
               ---------------

Warrants issued in connection with various private placements of equity securities, are treated as a cost of capital and no income statement recognition is required. A summary of warrant transactions is as follows:

                                                                 WEIGHTED
                                                  WARRANT        AVERAGE
                                                  SHARES     EXERCISE PRICE
                                                 ----------  --------------
        Outstanding, January 1, 2007              6,322,500      $   0.93
        Granted                                          --            --
        Exercised                                   (20,000)     $  (0.85)
        Expired                                  (3,030,000)     $  (0.85)
                                                 ----------      --------
        Outstanding, December 31, 2007            3,272,500      $   1.28
        Granted                                        --              --
        Exercised                                      --              --
        Expired                                  (3,272,500)     $  (1.28)
                                                 ----------      --------
        Outstanding,  September 30, 2008                 --      $     --
                                                 ----------      --------

There are no outstanding warrants as of September 30, 2008.

NOTE 13 - RELATED PARTY TRANSACTIONS

During the period ended September 30, 2008 and 2007, the Company paid shareholders and their affiliates $100,000 and nil, respectively for various services rendered in addition to salaries and reimbursement of business expenses. All transactions are recorded at the exchange amounts. A director and shareholder of the company, provides consulting services to the company under a consulting agreement. The agreement provides for a monthly retainer of $12,500 per month. Any one transaction or combination attributed to one individual or entity exceeding $120,000 on an annual basis has been disclosed.

The Company has two unsecured subordinated promissory notes in the principal amount of $2,308,148, $1,002,589. The $2.3 million Note was issued to a company controlled by a trust of which a director and shareholder of our Company is the beneficiary. Total interest accrued on the $2.3 million consolidated Note for the quarter ended September 30, 2008 amounted to $352,896. The $1.0 million Note was issued to a director and shareholder of our Company. Total interest accrued on the $1.0 million Note for the quarter ended September 30, 2008 amounted to $146,272. The Company also has a series of seven unsecured subordinated promissory notes totaling in the principal amount of $1,068,000. Total interest accrued on the $1,068,000 Notes for the quarter ended September 30, 2008 amounted to $23,481. (See Note 7).

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

The following breakdown is the total, of the minimum annual lease payments, for both leases.

                        2008      $ 117,764
                        2009        476,976
                        2010        163,075

The Company has no pending lawsuits.

CAPITAL LEASE OBLIGATION

The Company is committed to the following lease payments in connection with the acquisition of capital assets under capital leases:

               2008                                     $   4,770
               2009                                        19,080
               2010                                        11,263
               2011                                         2,462
               2012                                         1,026
                                                        ---------
                                                        $  38,601

               Less imputed interest                        4,698
                                                        ---------
               Total obligation under capital lease        33,903

               Less current portion                        13,336
                                                        ---------
               Total long-term portion                  $  20,567
                                                        =========

The Company has incurred $3,263 interest expense on capital leases for the year.

NOTE 14 - LOSS PER SHARE

Potential common shares of 6,120,000 related to ESW's outstanding stock options were excluded from the computation of diluted earnings/(loss) per share for the period ended September 30, 2008. As at September 30, 2007, 6,996,667 antidilutive stock options and 3,272,500 antidilutive stock warrants have been excluded from the computation of diluted earnings per share as the effect of inclusion of these shares and the related interest expense would have been antidilutive.

The reconciliation of the number of shares used to calculate the diluted loss per share is estimated as follows:

                                              For the Nine Month Period ended    For the Three Month Period ended
                                                      Ended September 30,               Ended September 30,

                                                     2008           2007               2008            2007
Numerator

Net (Loss) / earnings for the period            $ (5,319,260)    $   (23,479)      $  (1,453,201)  $   (226,389)
Interest on debentures                          $          0     $   171,636       $           0   $     49,636
Amortization of debenture fair value            $          0     $   123,803       $           0   $     35,803
Interest on notes to related party              $    263,764     $   209,178       $     101,775   $     75,104
                                                ---------------------------------------------------------------
                                                $ (5,055,496)    $   481,138       $  (1,351,426)  $    (65,846)

Denominator

Weighted average number of shares outstanding     72,973,851      60,481,262          72,973,851     61,645,511
Dilutive effect of :
Stock options                                             --              --                  --             --
Warrants                                                  --              --                  --             --
Convertible Debt conversion                               --              --                  --             --
Note Payable Conversion                                   --              --                  --             --
                                                ---------------------------------------------------------------
Diluted weighted average shares outstanding               --              --                  --             --

NOTE 15 - COMPARATIVE FIGURES

Certain 2007 figures have been reclassified to conform to the financial statements presentation adopted in 2008. The presentation includes Other Comprehensive Income in the Consolidated Condensed Statement of Operations and Consolidated Condensed Statement Of Changes In Stockholders Equity (Deficit).

NOTE 16 - SUBSEQUENT EVENTS

Effective October 8, 2008 the Company completed a drawdown in the sum of $130,000 under the $1,500,000 Credit Facility Agreement with Mr. Bengt Odner (See Note 7). Pursuant to the Agreement, the Company requested drawdown(s) under the Facility of $130,000 for general working capital purposes. The drawdown under the facility was approved and was provided for in the sum of $130,000 from Mr. Odner. The sums received by the Company in connection with the drawdown is represented by 9% unsecured subordinated demand promissory notes issued by the Company to Mr. Odner in the amount of $130,000 pursuant to the Facility.

Effective October 24, 2008 the Company completed a drawdown in the sum of $55,000 under the $1,500,000 Credit Facility Agreement with Mr. Bengt Odner (See
Note 7). Pursuant to the Agreement, the Company requested drawdown(s) under the Facility of $55,000 for general working capital purposes. The drawdown under the facility was approved and was provided for in the sum of $55,000 from Mr. Odner. The sums received by the Company in connection with the drawdown is represented by 9% unsecured subordinated demand promissory notes issued by the Company to Mr. Odner in the amount of $55,000 pursuant to the Facility.

On November 3, 2008, the Company completed a transaction whereby it issued $6.0 million of convertible debentures to six (6) accredited investors under Rule 506 of Regulation D.

The Debentures are for a term of three (3) years and are convertible into shares of the Company's common stock at the option of the holder by dividing the principal amount of the Debenture to be converted by $0.25. The Debentures earn interest at a rate of 9% per annum payable in cash or in shares of the Company's common stock at the option of the holder. If the Holder elects to receive interest in shares of common stock, the number of shares of common stock to be issued for interest shall be determined by dividing accrued interest by $0.25. Subject to the holder's right to convert, the Company has the right to redeem the Debentures at a price equal to one hundred and ten percent (110%) multiplied by the then outstanding principal amount plus unpaid interest to the date of redemption. Upon maturity, the debenture and interest is payable in cash or common stock at the option of the Holder. The Debentures contain customary price adjustment protections.

The Company has provided the Debenture holders with cost free registration rights whereby the Company has agreed to use its best efforts to file a registration statement for the shares underlying the Debentures within one hundred twenty (120) days of closing.

From the proceeds, the Company has elected to repay $2.2 million, the principal portion only, of a previously issued promissory note to Ledelle Holdings Limited, a company controlled by a trust to which Mr. Bengt Odner, a director and shareholder of the Company is the beneficiary. Ledelle has agreed to have the remaining amount of $433, 923, due under the note, to be applied to a subscription to a Debenture under the offering. (See Note 7)

The Company has agreed to repay a promissory note that it had previously issued to Mr. Odner in the principal amount of $1.02 million. Mr. Odner has agreed to have the full amount of principal and accumulated interest, in the amount of$1,158,024 due under the note, applied to a subscription of a Debenture under the offering. Additionally, as previously reported, the Company's $1.5 million credit facility also provided by Mr. Odner, which the Company has drawn down the sum of $1,103,000 as of November 7, 2008, will also be satisfied by way of issuance of Debentures under the offering. With the agreement to settle all the notes previously issued by the Company, Mr. Odner is subscribing to an aggregate of $2,566,077 of Debentures under the offering. (See Note 7)

The Company will also be repaying $150,000 in principal and interest due to a shareholder of the Company who by separate agreement with Mr. Odner and the Company agreed to provide funding to the Company under the credit facility. (See
Note 7)

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

Our largest customer to date has been International Truck and Engine Corporation (International), the operating company of Navistar International Corporation. On November 8, 2007 we announced that we signed an Emissions Control and Technologies Provider and Cooperation agreement with International. Our relationship with International has been important to our past growth. In 2007 our revenues from sales to end users, through International, was 90% of total revenues, or approximately $ 8.4 million. We expect this percentage of revenue could be significant in the future as a result of sales of diesel catalytic converter products that are currently being verified by the Environmental Protection Agency (EPA) and California Air Resources Board (CARB). Being North America's biggest diesel engine, truck and bus manufacturer, International has the potential to capture a significant share of the retrofit truck and bus market in the U.S. and provides us direct access to that market. We expect that International may be important to our growth for ESW technology products, and our other products worldwide.

We also intend to continue our efforts to develop innovative products and manufacturing processes to serve our customers better globally and improve our product mix and profit margins. This quarter we expensed $200,923 in research and development costs. We are reducing our dependence on our current proprietary products by introducing new products and systems and acquiring other product lines. Sales depend on the success of efforts to develop and market the products, and there can be no certainty that those efforts will succeed. However the following information highlights our efforts and the feedback and results has been very encouraging.

We recently received orders from International for our proprietary Level III diesel catalyst branded ThermaCat(TM). The ThermaCat(TM) is engineered to reduce the highest level of Particulate Matter (PM) while operating in low temperature applications such as school buses and waste truck haulers. The ThermaCat(TM) is currently in the verification process with the CARB and EPA for both `on and offroad' applications. As an important part of the verification process, units have been installed on several applications and have logged thousands of accumulative durability hours.

As well, we are expecting that the emissions testing on the Company's Clean Cat(TM) Level I High Performance Diesel Oxidation Catalyst (HP-DOC) at Southwest Research Institute (SwRI), to commence in the forth quarter. Once testing begins at SwRI, the program will take approximately one week. At the conclusion of the testing, the Data will be consolidated and the results submitted to EPA for the issuance of the final Executive Order for this product.

In July of 2008 we successfully completed a comprehensive catalyzed /muffler design and engineering program for the Korean based off-road construction Original Equipment Manufacturer (OEM), Doosan Infracore America Corporation
(DIA). The program involved the replacement of the DIA factory muffler, on their DL200 Wheel Loader, with our catalyzed modular muffler. The new product, based on our California Air Resources Board verified (2)Level II Particulate Reactor(TM), was successfully tested by DIA in Korea for diesel engine emission reductions as well as vehicle integration. Subsequent to the successful testing, we manufactured and delivered the required units to DIA in September of 2008.

This past month, in October of 2008, one of our products, the XtrmCat(TM) Diesel Oxidation Catalyst (DOC), was listed as an `Emerging Technology' from the U.S.A. Environmental Protection Agency (EPA). We applied to EPA to have the XtrmCat(TM) DOC listed as an `Emerging Technology' based on the fact that DOC's have not yet achieved stand alone EPA verification status on EMD 2 stroke marine/locomotive engines. We worked closely with EPA to establish the test plan for this new technology, such as providing data from Southwest Research Institute (SwRI) to support the claim that our product was capable of reducing 25% or greater Particulate Matter (PM). This achievement was demonstrated with the XtrmCat(TM) DOC installed as a post turbo catalyst/muffler application on the EMD test engine and required no other engine modifications. With this new listing, end users such as marine operators are now capable of applying for grant funding for installing the XtrmCat(TM) under the EPA administered program. We are now working towards implementing the necessary steps for final verification in both field use and at SwRI's testing facility. We believe, once EPA verifies, the XtrmCat(TM), it will give the Company a great head start in the marine/locomotive emissions retrofit sector.

During this past year the Company has been pursuing various financing initiatives. Most Companies have felt the affect of global tightening credit markets. However, on November 3, 2008, we raised an additional $6.0 million whereby we issued convertible debentures at terms that management feels is fair and will help the Company to pursue its objectives. Concurrently, the company has settled all outstanding promissory notes, partially in cash from the proceeds of the offering and partially by the issuance of convertible debentures. As we have a substantial amount of indebtedness, our ability to generate cash, both to fund operations and service our debt, is also a significant area of focus for our Company. See "Liquidity and Capital Resources" below for further discussion of cash flows.

COMPARISON OF THREE MONTH PERIOD ENDED SEPTEMBER 30, 2008 TO THREE MONTH PERIOD ENDED SEPTEMBER 30, 2007

RESULTS OF OPERATIONS

The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the MD&A included in our Annual Report on Forms 10-KSB, and amendments thereto for the year ended December 31, 2007

Revenues for the three month period ended September 30, 2008 decreased by $1,997,988 or 81.8 percent, to $445,775 from $2,443,763 for the three month period ended September 30, 2007. There was a net loss for the quarter which amounted to $1,453,201. The revenue decline can be attributed to the fact that the last period included the sale of 300 shroud Scat-R-shield units to the U.S. military which did not recur in the current period. In the current period the company focused its efforts on developing the next generation of diesel catalyst products to meet new regulations.

Cost of sales as a percentage of revenues for the three month period ended September 30, 2008 was 71.7 percent compared to 35.2 percent for the three month period ended September 30, 2007. The gross profit for the three month period ended September 30, 2008 was 28.3 percent as compared to a gross margin of 64.8 percent for the three month period ended September 30, 2007. The orders produced in this period had low volumes associated with production. Efficient economies of scale would be achieved on higher volumes as well; the product sold in the prior year three month period had higher margins.

Marketing, office and general expenses for the three month period ended September 30, 2008 decreased by $76,819, or 8.4 percent, to $836,498 from $913,317 for the three month period ended September 30, 2007. The decrease is primarily due to decreases in sales and marketing salaries and wages of $41,855 as during the current period we reduced staff. General and administration cost decreased by $36,860 as a result of lower sales activity. Debt accretion decreased by $35,803 as we had no outstanding convertible debt this period. Investor relations expense was lower by $47,566, in the previous year the company held several Investor road shows which were not repeated in the current period. These decreases were offset by increases in the following areas. Facility costs were higher over the previous period by $36,511 as a result of low sales volumes. Administration salaries and wages were higher by $31,035 in support of our research and development programs and plant related expenses were higher by $17,719.

Research and development expenses for the three month period ended September 30, 2008 decreased by $56,650, or 22.0 percent, to $200,923 from $257,573 for the three month period ended September 30, 2007. As planned, we continue to aggressively pursue testing and research and development in our efforts to develop innovative products to serve our customers and improve our product mix and profit margins. We believe that this expenditure will result in increase orders for our products.

Officer's compensation and director's fees for the three month period ended September 30, 2008 increased by $19,166 or 14.9 percent, to $148,166 from $129,000 for the three month period ended September 30, 2007. The main reason for increase in Officers' compensation and directors' fees was the addition of two new officers in February 2008.

Consulting and professional fees for the three month period ended September 30, 2008 increased by $5,436 or 46.0 percent, to $17,253 from $11,817 for the three month period ended September 30, 2007. The increase is mainly attributed to audit fees and tax consulting fees.

Foreign exchange gain for the three month period ended September 30, 2008 was $7,926 as compared to a loss of $104,942 for the three month period ended September 30, 2007. This is a result of the fluctuation in the exchange rate of the Canadian Dollar to the United States Dollar.

Depreciation and amortization expense for the three month period ended September 30, 2008 decreased by $2,364, or 0.8 percent to $283,233 from $285,597 for the three month period ended September 30, 2007.

Interest expense on the notes payable to related party was $101,775 for the three month period ended September 30, 2008 as compared to $75,104 for the three month period ended September 30, 2007. The Company may prepay the Consolidated Notes without penalty at any time.

COMPARISON OF NINE MONTH PERIOD ENDED SEPTEMBER 30, 2008 TO NINE MONTH PERIOD ENDED SEPTEMBER 30, 2007

RESULTS OF OPERATIONS

Revenues for the Nine month period ended September 30, 2008 decreased by $8,386,769 or 93.5 percent, to $584,261 from $8,971,030 for the Nine month period ended September 30, 2007. The net loss for the Nine month period ended September 30, 2008 amounted to $5,319,260. The revenue decline can be attributed to the fact that the previous period included the sale of 1000 shroud Scat-R-shield units to the U.S. military which did not reoccur in the current period. In the current period the company focused its efforts on developing the next generation of diesel catalyst products to meet new regulations; these products are expected to generate revenues in the latter part of 2008 and 2009.

Cost of sales as a percentage of revenues for the Nine month period ended September 30, 2008 was 72.6 percent compared to 36.0 percent for the Nine month period ended September 30, 2007. The gross profit for the Nine month period ended September 30, 2008 was 27.4 percent as compared to a gross margin of 64.0 percent for the Nine month period ended September 30, 2007. Some of the orders produced in this period were mainly sample or prototype orders that have low volumes associated with production. Efficient economies of scale would be achieved on higher volumes.

Marketing, office and general expenses for the Nine month period ended September 30, 2008 increased by $96,534, or 3.5 percent, to $2,852,191 from $2,755,657 for the Nine month period ended September 30, 2007. The increase is primarily due to increases in sales and marketing salaries and wages of $203,543 as during the first six months of the current period we had more staff to support our internal sales infrastructure in preparation for the release of our new products. We also participated in several industry trade shows. Administration salaries and wages increased by $71,720 in support of our research and development programs. Facility costs increased over the previous period by $175,612 due to reduced sales volumes. These increases were offset by decreases in the following areas. Debt accretion decreased by $123,803 as we had no outstanding convertible debt this period and plant related expenses were lower by $70,571 as a result of lower sale volumes, general and administration cost reduced by $47,147and investor relations expense was lower by $112,820 attributed to a reduction in investor road shows held in the current period.

Research and development expenses for the Nine month period ended September 30, 2008 increased by $493,573 or 89.6 percent, to $1,044,215 from $550,642 for the
Nine month period ended September 30, 2007. As planned, we continue to aggressively pursue testing and research and development in our efforts to develop innovative products to serve our customers and improve our product mix and profit margins. We believe that this expenditure will result in increased orders for our products.

Officer's compensation and director's fees for the Nine month period ended September 30, 2008 decreased by $650,757 or 59.4 percent, to $444,478 from $1,095,235 for the Nine month period ended September 30, 2007. The main reason for the decrease in Officers' compensation and directors' fees was Stock based compensation expense which amounted to $9,773 in the current period compared to $710,330 in the prior period offset by a marginal increase due to the addition of two new officers in February 2008.

Consulting and professional fees for the Nine month period ended September 30, 2008 decreased by $66,042 or 160.4 percent, to $107,226 from $41,184 for the Nine month period ended September 30, 2007. The increase is mainly attributed to audit fees, tax consulting fees and fees related to compliance activities for requirements of Section 404 of the Sarbanes-Oxley Act of 2002.

Foreign exchange gain for the Nine month period ended September 30, 2008 was $65,372 as compared to a loss of $155,893 for the Nine month period ended September 30, 2007.This is a result of the fluctuation in the exchange rate of the Canadian Dollar to the United States Dollar.

Depreciation and amortization expense for the Nine month period ended September 30, 2008 increased by $30,230, or 3.7 percent to $853,353 from $823,123 for the
Nine month period ended September 30, 2007.

Interest expense on the notes payable to related party was $263,764 for the Nine month period ended September 30, 2008 as compared to $209,178 for the Nine month period ended September 30, 2007. The Company may prepay the Consolidated Notes without penalty at any time.

LIQUIDITY AND CAPITAL RESOURCES

Prior to 2007, our principal sources of operating capital have been the proceeds from our various financing transactions. In 2007 we generated cash from operations. In the first three quarters of 2008 we used a substantial amount of cash as our sales were low. As of September 30, 2008, the Company had cash and cash equivalents of $ 22,127. The Company has been pursuing various financing initiatives; and on November 3, 2008, we raised and additional $6.0 million whereby we issued convertible debentures. (See below under Debt Structure).

Net Cash used in operating activities for the Nine month period ended September 30, 2008 amounted to $3,729,647. This amount was attributable to the loss of $5,319,260, plus non cash expenses such as depreciation, amortization, and others of $1,299,026 and an increase in net operating assets and liabilities of $290,587.

Net Cash used in investing activities was $404,131 for the Nine month period ended September 30, 2008 as compared to $394,440 for the Nine month period ended September 30, 2007. The capital expenditures this year were primarily dedicated to enhancement of our production capabilities to meet requirements of our new products currently being developed.

Net cash provided by financing activities totaled $1,372,819 for the Nine month period ended September 30, 2008 as compared to $890,243 provided by financing activities for the Nine month period ended September 30, 2007. In the current period the company received $1,068,000 under a Credit Facility Agreement with a director and shareholder of the Company, $313,430 was borrowed against our line of credit agreement with the Royal Bank of Canada and the company repaid $8,611 under its capital lease obligation.

In 2007, our subsidiary, ESW Canada entered into a $2.5 Million revolving credit facility with Royal Bank of Canada, to finance orders on hand. This credit line will provide us with the working capital to complete larger contracts. On November 2, 2007 the credit facility, which originally had an expiry date of November 30, 2007, has been extended to June 30, 2008. Effective September 2, 2008, we completed our negotiations with Royal Bank of Canada and entered into an amendment to the secured commercial loan agreement originally entered into March 19, 2007. The amendment to the Agreement extends the term of the Agreement from June 30, 2008 through June 30, 2009. In addition to extending the term of the Agreement, certain financial covenants have also been amended. The new arrangement in the agreement provides for a revolving facility available by way of a series of term loans of up to $750,000 to finance future production orders. The Credit Facility is guaranteed by the Company and its subsidiary ESW Canada through the pledge of their assets to secure RBC. The Credit Facility bears interest at a base rate of one and a half percentage (1 1/2%) points above the Canadian prime rate. At the time ESW Canada entered into the extension and amendment to the Credit Facility, there was no outstanding obligations due to RBC under the Credit Facility.

On November 3, 2008, we completed a transaction whereby we issued $6.0 million of convertible debentures to six (6) accredited investors under Rule 506 of Regulation D. The Debentures are for a term of three (3) years and are convertible into shares of the Company's common stock at the option of the holder by dividing the principal amount of the Debenture to be converted by $0.25. We used $2.2 Million of the cash to pay down a previously issued promissory note as well as settling all the other notes previously issued by the Company. In addition to the $6.0 million, an additional $3.0 Million of convertible Debt has been issued. Currently we have $9.0 million of Convertible debt all at the same terms and conditions. (See Debt structure for full details.)

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

The expansion focused on increasing production capacity, expanding our research and development facility, and a commitment to develop new products and improving customer service. In addition, the expansion and capital expenditures made and our intent to capitalize on an anticipated increase in demand for our products are the steps that we have taken to become profitable and generate positive cash flow. Based on our current operating plan, management believes that at September 30, 2008 anticipated cash flows from operating activities and the appropriate borrowings under our credit facility and other available financing sources, such as the November 3, 2008 private placement transaction whereby we issued $6.0 million of convertible debt, will be sufficient to meet our working capital needs on a short-term basis. Overall, capital adequacy is monitored on an ongoing basis by our management and reviewed quarterly by the Board of Directors.

Our industry is capital intensive and there is a timing issue bringing product to market which is considered normal for our industry. We continue to spend money on research and development to prove up our technologies and bring them to the point where our customers have a high confidence level allowing them to place larger orders. The length of time a customer needs to build confidence in our technologies cannot be exactly predetermined and as a result, during the first three quarters of 2008, we sustained an operating loss as a result of not generating sufficient sales to generate a profit from operations. Although this indicated a potential working capital deficiency and a possibility of the Company's ability to continue to operate as going concern, management does not believe that this is of a substantial financial concern as we have a good history of receiving capital infusion when needed. In these tight global credit markets, on November 3, 2008, we were able to secure a $6.0 million private placement of convertible debentures. There is no assurance that the Company will be successful in achieving sufficient cash flow from operation. However, more significantly, we believe that the revenue will increase once we obtain verification on certain products that are currently in the testing stages and we believe will be verified by CARB, MSHA and the EPA during 2008 and 2009.

Our principal source of liquidity in 2007 was cash provided from prior financing activities along with a small amount contributed from operations. In 2007, we also received funds from the exercise of options and warrants. While it is anticipated that we will not produce sufficient cash from operations in 2008 to support our expenditures, the November 3, 2008 $6 Million issuance of debt along with continued borrowing on our credit facility will allow us the opportunity to support our operations and to execute and complete our business plan. Our principal use of liquidity will be to finance any further capital expenditures needed, to provide working capital availability and to pay previously issued debt. We do not anticipate having any major capital expenditures in 2008 related to the general operation of our business, however should the need arise for further tooling or equipment as a result of specific orders or the introduction of new product lines, we would evaluate the need and make provisions as necessary. Our Board of Directors may explore alternative listings of our Common Stock if deemed beneficial to our shareholders. If we were to seek an alternative listing of our Common Stock, we may incur significant capital expenditures beyond those anticipated for our general business operations. Disciplined capital expenditure decisions, focused on investments made for maintaining high quality service, cost structure improvement, and cash flow generation are essential. We do not expect that total capital expenditures for 2008 will amount to more than $500,000.

Should we not be profitable, we will need to continue to finance our operations through other capital financings. We may continue to seek equity and/or debt financing in the form of private placements at favourable terms, or the exercise of currently outstanding options that would provide additional capital. However, such additional financing may not be available to us, when and if needed, on acceptable terms or at all. We intend to retain any future earnings to retire debt, finance the expansion of our business and any necessary capital expenditures, and for general corporate purposes.

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

DEBT STRUCTURE

During the fiscal year 2006, we issued three unsecured subordinated promissory notes of $0.5 million, $1 million, and $1.2 million totalling $2.7 million to a company controlled by a trust to which a director and shareholder of our Company is the beneficiary. The notes bear interest at 9% per annum. The holder of the $1 million and $1.2 million notes issued on August 29, 2006 and June 26, 2006 respectively, has the option to receive payment of principal and all accrued interest in the form of restricted shares of the Company's common stock, par value ($0.001) with cost free piggyback registration rights. Under this repayment option, interest will be calculated at 12% per annum. On January 9, 2007, the Company paid back the $0.5 million subordinated promissory note it had previously issued on November 13, 2006 in the principal amount of $500,000 by paying the Holder the sum of $506,780 in cash, representing $500,000 principal and $6,780 interest. Subsequently, On February 9, 2007, the above two unsecured subordinated promissory notes in the principal amount of $1.0 million and $1.2 million were consolidated into one unsecured subordinated demand note with principal amount of $2,308,148. This Consolidated Note, is due and payable to Holder upon demand. As with the original Promissory Notes, the Consolidated Note will continue to bear interest at a rate of 9% per annum if principal and interest are paid by the Company in cash, or if principal and interest are paid in shares of restricted common stock of the Company, the Consolidated Note will bear interest at a rate of 12% per annum. The Company may prepay the Consolidated Note without penalty at any time. With the raise of $6.0 Million on November 3, 2008 the Company has elected to repay $2.2 million, the principal portion only, of this Note to Ledelle Holdings Limited. Ledelle has agreed to have the remaining amount of $433, 923, due under the note, to be applied to a subscription to a Debenture offering.

On February 15, 2007 the Company issued a $500,000 unsecured subordinated demand promissory note to a member of the Company's Board of Directors. This Note also bears interest at 9% per annum and is payable upon demand. Subsequently, on March 7, 2007, the Company entered into an agreement whereby it borrowed an additional sum of $500,000 from a member of the Company's Board of Directors and consolidated this sum with the principal and accrued interest of the $500,000 unsecured demand promissory note previously issued on February 15, 2007. This Consolidated Note is in the principal amount of $1,002,589 and bears interest at a rate of 9% per annum and is payable upon demand. The Company may prepay the Consolidated Note without penalty at any time. With the raise of $6.0 Million on November 3, 2008 the Company has elected to repay this Note and the holder has agreed to have the full amount of principal and accumulated interest, due under the note, in the amount of $1,158,024 applied to a subscription to a Debenture offering.

As at September 30, 2008, $499,168 of interest payable on the $1,002,589, and the $2,308,147 promissory notes has been accrued. We believe that the terms of the promissory notes are fair and reasonable and have been negotiated as arms length transactions.

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

On June 2, 2008, concurrent with entering into the Credit Facility Agreement, the Company issued a Request for Issuance pursuant to the terms of the Facility for the sum of $500,000 with said funds to be used for general working capital. The Request for Issuance was approved and the Company issued a $500,000 Note in favour of Mr. Odner Subsequently, six requests totaling $568,000 were issued and were approved. As at September 30, 2008 $23,481 of interest payable has been accrued on the seven promissory notes in the total principal amount of $1,068,000. As of November 3, 2008 the sum of $1,103,000 was due to Mr. Odner under the credit facility. The Company has agreed to settle all the notes previously issued by the Company, under the credit facility by way of issuance of Debentures under an offering. The debenture offering amounted to $1,408,053.

The Company will also be repaying $150,000 in principal and interest due to a shareholder of the Company who by separate agreement with Mr. Odner and the Company agreed to provide funding to the Company under the credit facility.

On November 3, 2008, the Company completed a transaction whereby it issued $6.0 million of convertible debentures to six (6) accredited investors under Rule 506 of Regulation D. The Debentures are for a term of three (3) years and are convertible into shares of the Company's common stock at the option of the holder by dividing the principal amount of the Debenture to be converted by $0.25. The Debentures earn interest at a rate of 9% per annum payable in cash or in shares of the Company's common stock at the option of the holder. If the Holder elects to receive interest in shares of common stock, the number of shares of common stock to be issued for interest shall be determined by dividing accrued interest by $0.25. Subject to the holder's right to convert, the Company has the right to redeem the Debentures at a price equal to one hundred and ten percent (110%) multiplied by the then outstanding principal amount plus unpaid interest to the date of redemption. Upon maturity, the debenture and interest is payable in cash or common stock at the option of the Holder. The Debentures contain customary price adjustment protections. The Company has provided the Debenture holders with cost free registration rights whereby the Company has agreed to use its best efforts to file a registration statement for the shares underlying the Debentures within one hundred twenty (120) days of closing.

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

FOREIGN CURRENCY TRANSACTIONS

The results of operations and the financial position of our operations in Canada is principally measured in Canadian currency and translated into U.S. dollars. The future effects of foreign currency fluctuations between U.S. dollars and Canadian dollars will be somewhat mitigated by the fact that certain expenses will be generally incurred in the same currency in which revenues will be generated. The future reported income of our Canadian subsidiary would be higher or lower depending on a weakening or strengthening of the U.S. dollar against the Canadian currency. The Company has a net gain on foreign exchange due the weakening of the Canadian dollar to the U.S. Dollar during the first nine months of 2008

A portion of our assets are based in its foreign operation and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, Accordingly, our consolidated stockholders' investment will fluctuate depending upon the weakening or strengthening of the Canadian currency against the U.S. dollar.

Adjustments resulting from our foreign subsidiaries' financial statements are included as a component of other comprehensive income within stockholders equity because the functional currency of subsidiaries are non-USD.

Our strategy for management of currency risk relies primarily upon conducting our operations in the countries' respective currency and we may, from time to time, engage in hedging intended to reduce our exposure to currency fluctuations. At September 30, 2008, we had no outstanding forward exchange contracts.

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

ITEM 5. OTHER INFORMATION

On October 15, 2008 the Company filed a Current Report on Form 8-K dated October 15, 2008 reporting that the Company completed a drawdown of the sum of $ 130,000 under its previously reported Credit Facility Agreement.

On October 27, 2008 the Company filed a Current Report on Form 8-K dated October 27, 2008 reporting that the Company completed a drawdown of the sum of $ 55,000 under its previously reported Credit Facility Agreement.

On November 7, 2008 the Company filed a Current Report on Form 8-K dated November 7, 2008 reporting that the Company completed a transaction whereby it issued $6.0 million of convertible debentures to six (6) accredited investors under Rule 506 of Regulation D.

ITEM 6. EXHIBITS

EXHIBITS:

31.1 Certification of Chief Executive Officer and President pursuant to the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Accounting Officer, pursuant to the Sarbanes-Oxley Act of 2002.

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

DATED: NOVEMBER 14, 2008
Concord, Ontario Canada

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.

                                          BY: /S/ DAVID J. JOHNSON
                                              --------------------
                                          DAVID J. JOHNSON
                                          CHIEF EXECUTIVE OFFICER AND PRESIDENT