Form 10-K
period 2008-12-31
ENVIRONMENTAL SOLUTIONS WORLDWIDE INC
filed 2009-04-09
CIK 1082278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended - December 31, 2008

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

                               335 Connie Crescent
                         Concord Ontario Canada L4K 5R2
        (Address of principal executive offices, including postal code.)

                                 (905) 695-4142
              (Registrant's telephone number, including area code)

    SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE EXCHANGE ACT: NONE

      SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE EXCHANGE ACT:

                         COMMON STOCK, $0.001 PAR VALUE
                                (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [ ] NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES [ ] NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

The issuer's revenues for its most recent fiscal year were $885,206

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $10,398,117 as of March 31, 2009 based upon the closing sale price reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the registrant.

There were 72,973,851 shares of the registrant's Common Stock outstanding as of March 31, 2009.

INDEX

                                                                   PAGE NO.
           PART I
ITEM 1     Business                                                4
ITEM 1A    Risk Factors                                            12
ITEM 1B    Unresolved Staff Comments                               17
ITEM 2     Properties                                              17
ITEM 3     Legal Proceedings                                       17
ITEM 4     Submission of Matters to a Vote of Security Holders     17

           PART II
ITEM 5     Market for Registrants Common Equity and Related
            Stockholder Matters and Issuer Purchases of Equity
            Securities                                             18
ITEM 6     Selected Financial Data                                 19
ITEM 7     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                    20
ITEM 7A    Quantitative And Qualitative Disclosures About
            Market Risk                                            32
ITEM 8     Financial Statements and Supplemental Data              F-1 thru F-17
ITEM 9     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure                    34
ITEM 9A    Controls and Procedures                                 34
ITEM 9B    Other Information                                       35

           PART III
ITEM 10    Directors, Executive Officers and Corporate Governance  36
ITEM 11    Executive Compensation                                  39
ITEM 12    Security Ownership of Certain Beneficial Owners and
            Management And Related Stockholder Matters             43
ITEM 13    Certain Relationships and Related Transactions and
            Director Independence                                  46
ITEM 14    Principal Accountant Fees and Services                  48

           PART IV
ITEM 15    Exhibits and Financial Statement Schedule               49
           Signatures                                              50

                                     PART I

This Form 10-K contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of the Company. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release any modifications or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, the Company cautions investors that actual financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, the Company. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements.

The words "anticipate," "believe," "estimate," "expect," "intend," "will," "should," "may," "plan," and similar expressions, as they relate to Environmental Solutions Worldwide Inc., ("ESW" or the "Company") or ESW's management, are intended to identify forward-looking statements. Such statements reflect ESW's current views of the Company with respect to future events and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, intended, or planned. ESW assumes no obligations and does not intend to update these forward-looking statements.

Readers are also urged to carefully review and consider the various disclosures made by ESW which attempts to advise interested parties of the factors that affect ESW's business, including without limitation the disclosures made under the caption "Management's Discussion and Analysis" and under the caption "Risk Factors" included herein.

ITEM 1. BUSINESS

GENERAL

Environmental Solutions Worldwide Inc. was formed in 1987 in the State of Florida as BBC Stock Market, Inc. ("BBC") as a development stage enterprise. ESW did not engage in any significant business until January 1999 when it acquired all of the issued and outstanding shares of BBL Technologies Inc., ("BBL") a private company based in Ontario, Canada. BBC subsequently changed its name to Environmental Solutions Worldwide, Inc. During the years 1999 to 2001, ESW was a development stage company. In 2005, ESW relocated its executive offices to its present location, along with its new high volume manufacturing facility located at 335 Connie Crescent, Concord, Ontario L4K 5R2 Canada. ESW's research and development and testing facility is located in Montgomeryville, Pennsylvania.

ESW operates through three wholly owned subsidiaries:

ESW America Inc. (a Delaware corporation) is ESW's technical, research and development division. ESW America houses ESW's U.S. Environmental Protection Agency ("EPA") and California Air Resources Board ("CARB") recognized engine emissions testing laboratory and certification services known under the trade name "Air Testing Services(TM) ("ATS"). ATS is also recognized by Mine Safety and Health Administration ("MSHA") as being capable of performing verification testing on diesel engine after treatment devices. ESW America's capabilities include certification and verification of internal combustion and compression engines ranging from 0.5 to 600 horse power as well as vehicle chassis testing capabilities up to 1000 horse power. ESW America also houses ESW's catalyst coating and development laboratory. ESW America is a fully compliant ISO 9001:2000 certified manufacturing and laboratory testing facility.

ESW Canada Inc. (an Ontario corporation) serves as a high volume production and substrate manufacturing facility, as well as houses ESW's sales division, managing all sales and marketing globally for ESW's catalytic product lines as well as development and testing services. ESW Canada houses a manufacturing line for all of ESW's military products including the Stlth Cat(TM) and Scat-IR-Shield(TM) exhaust shielding technology. ESW Canada is a fully compliant ISO 9001:2000 certified manufacturing facility.

ESW Technologies Inc. (a Delaware corporation) holds ESW's intellectual property, and/or rights to the same.

ESW, through its wholly owned subsidiaries, is engaged in the design, development, manufacturing and sales of environmental technologies and testing services with its primary focus on the international on-road and off-road market. ESW currently manufactures and markets a diversified line of catalytic emission control products and support technologies for diesel, gasoline and alternative fuelled engines. ESW's main line of business is the production of catalyzed substrates as an integral part of the catalytic converter systems and diesel oxidation catalyst systems. ESW serves original equipment vehicle manufacturers ("OEM"), as well as the retrofit and aftermarket sectors of the industry.

ESW's website address is http://www.cleanerfuture.com. Information contained on the website is not incorporated into this document. Annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, all amendments to those reports and other information about ESW are available free of charge as soon as the reports are electronically filed with the Securities and Exchange Commission (SEC) from the SEC's website at www.sec.gov.

INDUSTRY TRENDS

ESW's future performance and growth is directly related to certain trends within the global market. In recent years there has been an increasing emphasis on climate change the world over. The global response and efforts by governments around the world is to implement legislation and enforce upon manufacturers, re-sellers and large fleet operators of both combustion, and compression engines, to reduce emissions from these engines into the environment. There is a need to reduce harmful emissions exhausting from all types of combustion and compression engines. Compression and combustion engines include on road applications such as cars, trucks and buses, as well as numerous off road applications such as construction equipment, farm equipment, industrial equipment, lawn and garden equipment, railway trains, mining equipment and recreational vehicles.

"Carbon dioxide is the greenhouse gas emitted in the largest quantity, other greenhouse gases such as methane, nitrous oxide, and hydro fluorocarbons also contribute to climate change. Many greenhouse gases have lifetimes of decades or even centuries in the atmosphere, so the problem cannot be eliminated quickly. Thus, the problems we are experiencing today do not accurately represent the full effects we may see years from now based on current levels of greenhouse gases. The United States has the highest emissions of greenhouse gases of any nation on Earth. In California, more than half of the fossil fuel emissions of carbon dioxide are related in some way to transportation. Fossil fuel combustion accounts for 98 percent of carbon dioxide emissions."
SOURCE California Air Resources Board, factsheet - The Greenhouse Effect And California

"Particulate matter (PM10) pollution consists of very small liquid and solid particles floating in the air. Of greatest concern to public health are the particles small enough to be inhaled into the deepest parts of the lung. These particles are less than 10 microns in diameter - about 1/7th the thickness of a human hair - and are known as PM10. This includes fine particulate matter ("PM") known as PM2.5. PM10 is a major component of air pollution that threatens both our health and our environment."
SOURCE California Air Resources Board, Air Pollution - Particulate Matter
Brochure

"Diesel engines emit a complex mixture of air pollutants, composed of gaseous and solid material. The visible emissions in diesel exhaust are known as particulate matter or PM. In 1998, California identified diesel exhaust PM as a toxic air contaminant based on its potential to cause cancer, premature death, and other health problems. Diesel engines also contribute to California's fine particulate matter PM2.5 air quality problems. Those most vulnerable are children whose lungs are still developing and the elderly who may have other serious health problems. Based on year 2005 emissions in California, diesel PM contributes each year to approximately 3,500 premature deaths and thousands of hospital admissions, asthma attacks and other respiratory symptoms, and lost workdays. Overall, diesel engine emissions are responsible for the majority of California's known cancer risk from outdoor air pollutants. In addition, diesel soot causes visibility reduction and is a potent global warmer."
SOURCE California Air Resources Board, factsheet - Health Effects Of Diesel Exhaust

In United States of America (U.S.), the U.S. Environmental Protection Agency ("EPA"), the California Air Resources Board ("CARB") and the Mine Safety and Health Administration ("MSHA") continue to place great emphasis on compliance with emission reduction standards. Both the U.S. Federal and California regulatory bodies currently impose stringent emission control requirements on motor vehicles sold in their respective jurisdictions and it is anticipated that these emission requirements will become even more stringent in the future. As a result, ESW believes that the markets for off-road vehicles, utility engines and retrofitting existing vehicles will have great potential for its products in future years.

The cost of meeting emission regulations, retrofit and replacement projects in the U.S. is estimated to be approximately $7.0 billion dollars as published in the National Clean Diesel Campaign Fact Sheet (Source EPA's National Clean Diesel Campaign Fact Sheet). California Air Resources Board estimates retrofits and engine replacements for approximately 420,000 trucks and buses registered in California as well as those transiting California roadways from other states and countries. As of today, sixteen U.S. states have committed to voluntarily adopt California's stricter regulations to control greenhouse gas emissions.

Over the last five years, the EPA has brought forward a number of very successful innovative programs all designed to reduce emissions from diesel fleets. In conjunction with state and local governments, public interest groups and industry partners, the EPA has established a goal of reducing emissions from the over 11 million diesel engines in the existing fleets by 2014. Looking at these engines, the EPA determined there were general sectors that provided the best opportunity to obtain significant reductions. These sectors are transportation, ports, construction, freight, and agriculture. In addition, school buses were identified as a primary area where diesel emission control can greatly help a susceptible population. The EPA offers numerous programs in order to provide technical and financial assistance to stakeholders interested in reducing their fleets' emissions effectively and efficiently. The National Clean Diesel Funding Assistance Program is funded at $27.6 million for 2008 (Source:
EPA's - National Clean Diesel Campaign). The EPA's Regional offices will administer competitions to deploy EPA or CARB verified and certified technologies to significantly reduce diesel emissions from existing fleets.

Additionally, the EPA has established a nitrogen dioxide ("NO2") limit for diesel retrofit technologies verified under the EPA's National Clean Diesel Campaign ("NCDC") Retrofit Technology Verification Program. Effective January 1, 2009, the EPA is implementing an NO2 increase limit that is harmonized with the requirements for retrofit technologies by the California Air Resources Board. This requirement limits the increase in NO2 emissions associated with retrofit technologies to levels no greater than 20% above baseline engine levels.

CARB REGULATIONS

CARB has adopted a pioneering regulation aimed at reducing toxic and cancer-causing diesel emissions from the state's estimated 180,000 "off-road" vehicles used in construction, mining, airport ground support and other industries. The requirements and deadlines vary depending on fleet size. For Large fleets, with a combined horsepower of 5000 or more, which equates to approximately 15-20 machines, must begin complying in 2010. Affected vehicles include bulldozers, loaders, backhoes and forklifts, as well as many other self-propelled off-road diesel vehicles. CARB's action also sets the stage for efforts to develop similar requirements for the hundreds of thousands of on-road trucks that travel on California's roads every day. This is called the "1B Goods Movement program".

The California Air Resources Board adopted two critical regulations on December 12, 2008 directly aimed at cleaning up harmful emissions from the estimated one million heavy-duty diesel trucks that operate in California. Beginning January 1, 2011, the State-wide Truck and Bus rule will require truck owners to install diesel exhaust filters on their rigs, with nearly all vehicles upgraded by 2014. Owners must also replace engines older than the 2010 model year according to a staggered implementation schedule that extends from 2012 to 2022.

Heavy-duty big rigs are the largest remaining source of unregulated diesel emissions; responsible for 32 percent of the smog-forming emissions and nearly 40 percent of the cancer-causing emissions from diesel mobile sources (other diesel emitters include trains, off-road vehicles and marine engines). The greenhouse gas reduction measure applies to more than 500,000 trailers, while the diesel regulation applies to about 400,000 heavy duty vehicles that are registered in the state, and about 500,000 out-of-state vehicles that do business in California. However, because many heavy duty vehicles are replaced or retired due to normal business practices on a faster schedule than what the new regulation will require, the number of vehicles expected to be retrofit by 2014 under the rule is about 230,000, while up to 350,000 vehicles would be replaced earlier than normal over the next 15 years.

To help truck owners upgrade their vehicles, California is offering more than a billion dollars in funding opportunities. Options include Carl Moyer grants, which are designated for early or surplus compliance with diesel regulations; Proposition 1B funds, for air quality improvements related to goods movement; and AB 118, which establishes a low-cost truck loan program to help pay for early compliance with the truck rule. In addition, CARB is evaluating ways to integrate these programs so that truckers can get a grant and a loan at the same time, minimizing paperwork and significantly reducing the monthly payments for a new truck loan.

MINE SAFETY AND HEALTH ADMINISTRATION REGULATIONS

On May, 18, 2006, Mine Safety and Health Administration ("MSHA") promulgated its final rule on Diesel Particulate Matter ("DPM") Exposure of Underground Metal and Non metal Miners, phasing in the final DPM exposure limit over a 2-year period and will become effective May 20, 2008. The May 18, 2006 final rule requires mine operators to ensure that the miners' personal exposures to DPM in an underground mine does not exceed an airborne concentration of 160 micrograms of total carbon per cubic meter of air during an average 8-hour equivalent full shift, effective May 20, 2008.

Emerging market regions such as Asia, Latin America and Eastern Europe are expected to experience significant growth in vehicle demand over the next ten years. With a global shift in manufacturing to lower cost locations there are significant number of suppliers and OEMs of internal combustion and compression engines looking for cost effective ways to bring their engines into compliance with the current North American emissions reduction targets demanded upon them. OEMs, resellers of engines and buyers of retrofit applications, are increasingly requiring their suppliers to have the capability to design and manufacture their products to meet this demand. Additionally, Customers are always looking for higher-technology products with a lower price.

BUSINESS STRATEGY

ESW's primary business objective is to capitalize on the growing global requirement of reducing emissions, by offering the best available catalyst technology solutions and build upon its military product lines to continue sales to the U.S. and North Atlantic Treaty Organization ("NATO") countries. ESW intends to continue to execute on the following key strategies in order to leverage its strengths and position ourselves for long-term growth and success:

      o Continue to invest in research and development in order to have products continually meet the new legislative regulations.

      o Continue investing in new product and process technologies to strengthen and differentiate its product portfolio. ESW also intends to continue its efforts to develop innovative products and manufacturing processes to serve its customers better and improve its product mix and profit margins.

      o Focus on its core business, ESW intends to continue to strengthen its growth strategy by seeking complimentary partnerships and investments that provide a competitive advantage and growth opportunities for its core businesses.

      o Maximize production capabilities, ESW continually implements initiatives designed to improve product quality while reducing manufacturing costs. ESW periodically evaluates opportunities to maximize facility and asset utilization.

      o Focus on strategic partnerships and alliances that do not require significant upfront cash investments to pursue new business opportunities in other environmental products and sectors.

COMPANY HISTORY

Initially ESW was a development stage company. In 2001, ESW acquired specific equipment and technology that allowed it to focus on the production of metallic based catalytic converter products containing metallic wire based substrates, chemical formulas and precious metals.

Subsequently, in 2001, ESW launched its first commercially viable product, The Quiet Cat(TM), a product for small engine applications, which serves as a catalytic converter within the muffler unit. ESW also developed commercially viable catalytic converter technologies both for diesel and gasoline products. The Clean Cat(R) product line is utilized in diesel applications. The market for ESW products includes Original Equipment Manufacturers ("OEM") of engines for automotive, off-road and stationary engines and other manufacturers of equipment who use internal combustion and compression combustion engines. ESW servers the replacement and retrofit markets for these products as well. In late 2001 ESW launched Air Sentinel(TM) a product line targeted at the large-scale off-road diesel engine market. Pro Cat(TM) was launched during 2001, this catalytic product was designed specifically for CNG/LPG (alternative fuels) engines for the customers in the utility, on-road, off-road and heavy-duty markets. In 2005 ESW launched a product compatible with two stroke diesel engines called XTRM Cat(TM); this product is aimed toward the locomotive and marine industry. In 2006 ESW launched M Cat(TM) and Terra Cat(TM) products which target the mining industry and associated equipment and vehicles. ESW also launched a military catalyst/muffler system branded Stlth Cat(TM) for usage on military vehicles and equipment. In 2007 ESW launched its proprietary heat/infrared reduction and exhaust shielding system branded SCAT-IR-SHIELD(TM). The SCAT-IR-SHIELD(TM) system is engineered to reduce the overall heat/infrared, sound and exhaust signature of the U.S. Marines' Light Armoured Vehicle (LAV). In late 2007 and through 2008 ESW undertook the initiative to meet regulations implemented by EPA's National Clean Diesel Campaign ("NCDC") with respect to nitrogen dioxide ("NO2") limits for diesel retrofit technologies. ESW has completed the development of a viable active level III (greater than 85% PM reduction) diesel particulate filter system targeted at off-road and on-road diesel engines. ESW has also completed the development of an advanced Level I (25% to 49% PM reduction) and Level II (50% to 84% PM reduction) technology to meet or exceed the standards set by EPA's National Clean Diesel Campaign.

PRINCIPAL PRODUCTS AND THEIR MARKETS:

The combined technologies of ESW's wire mesh substrate and chemical wash coat form the basis of ESW's woven stainless steel mesh catalytic converter. This product can be produced in almost any size and shape. The wire mesh substrate creates a turbulent environment, which increases catalytic activity, and when manufactured for diesel applications, is designed to serve as a partial filter of PM, an important factor in diesel emission control. ESW's manufacturing process and chemical wash coat formula is proprietary.

ESW's customers have integrated its products as a component to meet their own needs, and have, where appropriate, received certification by the EPA, CARB, MSHA, and other authorities for engine products containing ESW's catalyst products as a component and requirement in the certification. Customers have had their engines certified using Clean Cat (R), Pro Cat (TM), Permissible Cat (TM), Quiet Cat (TM) and Terra Cat(TM) products. ESW's products are being marketed both domestically and internationally, including Asia, Europe and South America. ESW offers, and is developing catalyst products intended to allow its customers to comply with environmental regulations currently in effect, as well as, the regulations and increases in these requirements mandated for the future.

In March 2003, ESW became the first company to receive a Performance Verification from ETV Canada for its High Performance Diesel Oxidation Catalyst ("DOC"), for utility engines, achieving a 66.7% PM reduction by weighted average. In 2004 ESW received an ETV Canada Certificate in an award ceremony at the Globe 2004 Environmental Exposition. ESW received a Gasoline Passenger Vehicle CARB Verification in August 2004. ESW is the first company in the world to achieve the Level II designation without the usage of a secondary technology and received in September 2004 an over the road Heavy Duty Diesel DOC Level II CARB Verification, this verification status has been removed effective January 01, 2009 with the EPA's newly regulated NO2 limits. The generation II of this product which meets or exceeds the newly regulated NO2 limits is now under the certification / verification review process with EPA.

The EPA's Voluntary Diesel Retrofit Program signed a Memorandum of Agreement ("MOA") with the State of California Air Resources Board ("CARB") for the coordination and reciprocity in diesel retrofit device verification. The EPA recognizes and accepts those retrofit hardware strategies or device-based systems that have been verified by CARB. Upon verification of ESW's new line of products this reciprocity agreement will allows ESW's technology to be used in the remaining 49 states and it will allow ESW to participate in EPA funded programs worldwide.

ESW's target markets include the following five segments:

      1. On road vehicle sector generally comprised of on road trucks, school buses, waste haulers along with private and municipal fleets regulated in North America by EPA and CARB standards.

      2. Off road engine / vehicle sector defined as construction equipment, tractors, power generators, irrigation pumps, marine, locomotive and others.

      3. Mining Industry, including all equipment and vehicles operating in and around a mine.

      4. Military Sector, including catalyst products and support technologies.

      5. Small engine utility sector comprised of lawn and garden utility engines regulated in North America by EPA and CARB standards.

ESW markets its catalyst products using the trade names, ThermaCat(TM), Clean Cat(R), Enviro-Cat (TM), Air Sentinel(TM), XTRM Cat(TM), MCat(TM), Terra Cat
(TM), Particulate Reactor(TM), Permissible Cat(TM), Stlth Cat(TM) and the Scat-IR-Shield(TM), TempMax(TM),. These products are marketed for spark ignited gasoline, CNG/LPG (alternative fuels) and diesel engine emissions control, and range in sizes from utility applications to large industrial applications. Some products are presently being used by customers who have had their engines certified using ESW catalysts. In addition to manufacturing products in house, ESW has established relationships with outside catalytic converter assemblers and marketers that fabricate ready to install products that can incorporate ESW substrates. This has allowed ESW to concentrate on what it believes is its core technological competency, which is in the development and manufacturing of catalyzed substrates.

The products ESW has developed and branded to serve current and future market opportunities are:

      o ThermaCat(TM) active Particulate Filter System. The system is fully automated and is designed to meet CARB Level III (greater than 85%
            PM) emission reduction levels while maintaining a sub 20% NO2 make. The system also reduces hydrocarbons, carbon monoxide and unpleasant odors.

      o Generation II Particulate Reactor(TM) is a high efficiency Level II (greater than 50% PM) diesel substrate designed to reduce particulate matter in diesel exhaust while maintaining a sub 20% NO2 make. It is also designed to reduce hydrocarbons, carbon monoxide and unpleasant odors.

      o Clean Cat (R) is a High Performance DOC designed to be utilized on diesel engines. This technology is capable of meeting EPA's Level I (greater than 20% PM) emission reduction levels. It is also designed to reduce hydrocarbons, carbon monoxide and unpleasant odors.

      o Enviro Cat(TM) is a three-way gasoline catalytic converter specifically designed for spark ignited internal combustion engine applications.

      o ESW's Permissible Cat(TM) is a current product that helps the mining community meet the new emission targets regulated by MSHA and is currently being used by Bucyrus Inc as part of an engine pack to meet the new MSHA underground coal mining requirements. It is also designed to reduce hydrocarbons, carbon monoxide and unpleasant odors.

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

      o XTRM Cat(TM) is a heavy duty oxidation catalytic converter used to reduce particulate matter. It is designed for large two stroke diesel engines typically found in the locomotive or marine industries. It is also designed to reduce hydrocarbons, carbon monoxide and unpleasant odours.

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

ESW's Air Testing Services (ATS) testing facility enables it to expand existing certification and verification services to OEM's by providing advanced research, engineering and testing capabilities on a vast array of engine types and sizes.

ESW also has distribution agreements in place for to the following product:

      o Notox Silicon Carbide Substrates for diesel exhaust after-treatment device technologies. The SIC substrate technology is extremely durable and features the highest level of PM filtration efficiency.

DISTRIBUTION METHODS OF PRODUCTS

ESW has developed and employs a strategy whereby it sells products in three principal markets; direct to 1) OEM producers such as automotive and industrial equipment manufacturers, 2) sales to the retrofit and 3) aftermarket or the replacement equipment market through centralized distributors with existing distributions within their individual countries. ESW utilizes its own sales personnel, local trade magazines and trade shows to complement distribution of its products globally into key markets.

ESW has partnered with International Truck and Engine Corporation which provides ESW with access to more than 900 dealers and associates on a global basis. ESW has also partnered with RECAT the country's largest surplus Caterpillar equipment dealer. RECAT's focus is geared towards the construction equipment sector and they are strategically located in the South West and North East where the bulk of the off-road retrofit will take place. In the mining sector ESW is represented by Filter Services & Testing Corporation and Bucyrus America Inc.

ESW is currently working with key distributors in North American, European and Asian Markets at the government and local levels to develop retrofit catalyst applications. ESW's Sales and Marketing staff work closely with design and engineering personnel to prepare the materials used for bidding on new business and to provide a consistent interface between ESW and its key customers.

COMPETITION

Currently there is intense competition among companies that provide solutions for pollutant emissions for diesel, gasoline and CNG/LPG alternate fuelled engines. ESW competes primarily on the basis of technology, performance, price, quality, reliability, distribution, customer service, and support. ESW faces direct competition from companies that market similar products with stronger financial, technological, manufacturing and personnel resources. Other companies offer products that potential customers may consider to be acceptable alternatives to ESW's products and services. ESW also faces direct competition with companies who purchase their substrates from others, and do further processing with their own formulas and fabrication for direct sale to the market place.

Corning, EMITEC, and NGK: These companies are providers of ceramic and metal foil substrates for Original Equipment Manufacturers and Catalyst coating companies.

Johnson Matthey, BASF/Engelhard, and Umicore: These companies specialize in Chemical/Catalyst coatings and some application specific finished products.

Nelson, Donaldson, and Arvin-Meritor: These companies are packagers of Catalytic converter substrates into muffler units for OEM's and retrofit applications.

ESW believes it can address these competitive issues with the following:

      o Unique Substrate Technology - ESW's proprietary wire mesh substrate is very flexible in design, size, performance and overall product configuration. The high mechanical and thermally durable wire mesh technology is very suitable for Diesel Oxidation Catalyst, Three-way Catalyst and Selected Catalytic Reduction applications. The technology is very cost effective and can be applied to almost any application. Traditional ceramic or metal based flow-through type technologies are typically less efficient, larger in size, and are only available in pre-configured sizes and designs.

      o Solutions Provider - ESW does not only offer an emission control component, it also provides a variety of engineering solutions and services as required by the authorities for demonstrating new technologies. (Product development and project management services) This competitive edge allows ESW to participate in emerging markets such as emission control retrofit solutions for locomotive and marine applications. It also enables ESW to respond to immediate and time-sensitive business opportunities such as the Improvised Electronic Devices / Mine blast energy absorption project with the U.S. Military.

      o Vertically Integrated Manufacturing - Having all services combined under one roof is an advantage and is very unique in the emission control industry. ESW can respond immediately to customers in need for quick turnaround engineering solutions and fast product lead-times. The close cooperation between sales, research and development, implementation and manufacturing have helped in the past, and will help in the future to capitalize on "last minute" business opportunities where the customer is in need for control solutions enabling them to be in compliance with the latest emission standards.

With the Air Testing Services and facility, ESW is also engaged in the very competitive market of pay for service emissions testing. Competition is this arena is primarily driven by price and reputation. ESW's major competitors in this area are Southwest Research Institute ("SWrI"), Clean Air Engineering, and several smaller testing facilities across the U.S. and Canada. The Air Testing facility is currently being used to verify ESW's Level III (greater than 85% PM reduction) products with CARB.

RAW MATERIALS

The primary raw materials used to manufacture ESW products includes, but is not limited to stainless steel, stainless steel tubing, precious metals such as platinum and palladium and other components. ESW does not carry large inventories of raw materials or finished products in excess of those reasonably required to meet production and shipping schedules. Overall, raw steel and precious metals accounted for the most significant component of ESW's raw materials costs in 2008. ESW does spot buys of steel from suppliers to meet customer demand. Platinum prices remained high during the early part of 2008 and fell during the later part of the year.

ESW continues to implement a strategy in an effort to mitigate the effect of fluctuating prices of raw materials on its result of operations. This strategy includes, delaying price increases from raw material suppliers; selling steel off cuts and scrap at the highest possible price; increase cost reduction programs throughout the business; and negotiate price relief from customers. ESW does not currently hedge any raw materials; however this approach could be considered as demand for ESW products increases. ESW's results of operations could be adversely affected if steel and precious metal prices fluctuate unless it is successful in passing along these price undulations to customers or otherwise offset these operating costs.

Other raw materials or components purchased by ESW include tools, jigs, fasteners, other steel and component products, as well as a variety of custom alloy materials and chemicals, all of which are available from numerous sources.

CUSTOMERS

ESW recorded sales from approximately 21 customers in Fiscal 2008 as compared to 28 in Fiscal 2007. One of these customers accounted for 32 % and two other customers accounted for 29 % and 15% of ESW's revenue in Fiscal 2008. In Fiscal 2007, one customer accounted for 90% and two other customers accounted for 2% and 1% of ESW's revenue. ESW anticipates continuing its program of establishing long-term relationships with existing customers. ESW's sales and marketing efforts are designed to create overall awareness of its technology solutions and manufacturing capabilities, in order to have ESW considered and selected to supply its products for new and retrofit applications. Most of the sales and marketing personnel have engineering backgrounds which enable them to understand and participate in the design and engineering aspects of acquiring new business as well as ongoing customer service. When deemed appropriate, ESW also participates in industry trade shows. The loss of, or major reduction in business from, one or more of the major customers could have a material adverse effect on ESW's liquidity, financial position, or results of operations.

PATENT AND TRADEMARKS

ESW is developing technologies or furthering the development of acquired technologies through internal research and development efforts by its engineers and product specialists. Where practical, ESW is seeking to obtain the exclusive rights to use technology through patents or licenses for proprietary technologies or processes.

Through its wholly owned subsidiary, ESW holds both Canadian and U.S. patents and pending applications covering the catalytic converter technology. The protections provided by patents and those sought by pending patents are important to ESW's business, although management believes that no individual right is material to ESW's business at the present time. There can be no assurance that these patents, combined with pending patent applications or existing or future trade secret protections that ESW seeks will survive legal challenge, or provide meaningful levels of protection.

The Canadian patent only affords protection against the manufacture, use or sale of the patented technology within Canada. The U.S. patent application for ESW's method of producing a catalytic element was filed on October 1, 2004 and a patent has been issued as of December 02, 2008. There can be no assurances that any patents ESW may have or has applied for or any agreements ESW has in place or enters into will protect the technology and or prevent competitors from employing the use of ESW's design and production information. Moreover, there is no guarantee that ESW's proprietary rights will provide any significant competitive advantages.

Additionally, ESW possesses certain registered, pending and common law trademarks. ESW considers the goodwill associated with the trademarks to be an important part of developing product identity.

PRODUCT CERTIFICATION

To date, ESW's customers have acquired, where necessary, engine certifications and catalyst verifications using ESW products from such authorities as the EPA, Mexico Department of Ecology, CARB and MSHA; ETV Canada for gasoline and diesel products.

ESW was the first catalytic substrate manufacturer and catalyst coating company in North America to verify a metallic wire mesh substrate based catalytic converter system as a gasoline retrofit replacement devices. It is believed that the receipt of this exemption may allow for potential sales opportunities into the replacement catalytic converter and retrofit market.

ESW was the first catalytic substrate manufacturer and catalyst coating company in the world to verify a metallic wire mesh substrate based catalytic converter system as a passive stand alone Level II diesel retrofit replacement device. This verification status has been removed by CARB effective January 01, 2009 with the CARB/EPA's newly regulated NO2 limits In September 2004, ESW received a Level II CARB Executive Order ("EO") for an advanced Diesel Catalyst (Particulate Reactor (TM)) for all diesel engine models from the 1991 through 1993 model years used in on-road applications operating on standard CARB diesel fuel, and subsequently requested the Executive Order be expanded to include Medium Heavy Duty applications (up to and including 8 litre) for engine models from 1994 through 1997. In July 2006 CARB granted the extension. On May 7, 2007 ESW announced that it re-established its verification status with CARB for its proprietary Level II PARTICULATE Reactor(TM) catalyst device. This EO DE-04-011-02 allowed ESW to market the current Particulate Reactor(TM) for on-road applications through January 1, 2009. At the same time ESW received an EO from CARB which permits sale of catalytic converters for use on 4 litre or smaller gas engines for all model years up to 1995 on which GVW (gross vehicle weight) is 3,750 pounds or less.

CARB has established three primary technology levels for diesel catalyst verifications.

                  LEVEL I: PM reduction greater than 25%
                  LEVEL II: PM reduction greater than 50%
                  LEVEL III: PM reduction greater than 85%

With new regulations becoming effective January 1, 2009, the EPA has established a nitrogen dioxide (NO2) limit for diesel retrofit technologies verified under the EPA's National Clean Diesel Campaign (NCDC) Retrofit Technology Verification Program. The EPA is implementing a NO2 increase limit that is harmonized with the requirements for retrofit technologies by CARB. This requirement limits the increase in NO2 emissions associated with retrofit technologies to levels no greater than 20% above baseline engine levels. ESW has completed an extensive research and development program to upgrade its existing Level II diesel retrofit replacement device to meet these new regulations. ESW has also completed the development for Level I and Level III technologies which will undergo the verification / certification process through CARB and EPA in 2009.

The products that ESW has developed and/or presented for verification / certification cover the following primary technology levels established by CARB:

      o     Level I + (+ INDICATES 2009 NO2 COMPLIANCE)
            o     Diesel Oxidation Catalyst - PM reduction greater than 25%
            o High performance Diesel Oxidation Catalyst - PM reduction greater than 30%
      o     Level II +
            o Diesel Oxidation Catalyst with Crank Case Ventilation - PM reduction greater than 50%
      o     Level III +
            o Off Road Active Diesel Particulate Filter - PM reduction greater than 85%
            o On Road Active Diesel Particulate Filter - PM reduction greater than 85%

ESW's products are generally sold according to appropriate government application regulations; however, ESW does not necessarily need government approval to sell its products into unregulated markets.

WARRANTY MATTERS

ESW may face an inherent business risk of exposure to product liability and warranty claims in the event that its products fail to perform as expected. ESW cannot assure that it will not experience any material warranty or product liability losses in the future or that it will not incur significant costs to defend such claims. In addition, if any of the products are or are alleged to be defective; ESW may be required to participate in a recall involving such products. Each of ESW's customers has its own policy regarding product recalls and other product liability actions relating to its suppliers. A successful claim brought against ESW or a requirement to participate in a product recall may have a material adverse effect on ESW's business. Some OEMs and emission solution customers are also increasingly requiring their outside suppliers to guarantee or warrant their products and bear the costs of repair and replacement of such products. Depending on the terms under which ESW supplies products to these customers, the customer may hold ESW responsible for some or all of the repair or replacement costs of defective products, when the product supplied do not perform as represented.

ESW carries insurance for certain legal matters including product liability; however, ESW does not carry insurance for recall matters, as the cost and availability for such insurance, in the opinion of management, is cost prohibitive or not available.

To date ESW has not had any product warranty recalls.

MANUFACTURING

ESW has made capital investments in manufacturing capability to support its products. ESW's substrate manufacturing plant located in Concord Ontario Canada enables ESW to control the complete manufacturing process required for production of catalyzed substrates. Catalyzed substrates are the integral part of all catalytic converter systems sold worldwide. This facility has the capability to design, develop and manufacture complete catalytic converter systems based on customer requirements.

ESW has made significant capital investment its Tech Center based in Montgomeryville Pennsylvania. This facility manufactures and provides the catalytic and chemical wash coat solutions for the Concord Ontario plant. As well, all of ESW's emission testing laboratories and testing capabilities are located there. The 40,200 sq ft facility houses a state of the art 18,000 sq ft expansion of "Air Testing Services", an EPA/CARB/MSHA recognized engine/vehicle emissions testing laboratory. The facilities include several testing systems, including nine dedicated engine and vehicle chassis test cells. These cells are used for certification and verification for engines ranging from 0.5 to in excess of 600 horse power.

It is ESW's belief that the Air Testing Services ("ATS") group is equipped to better service its clientele for engine testing as well as EPA/CARB emissions testing and certification programs. ATS is also in a better position to provide additional testing support for ESW's internal research and development ("R&D") programs.

Regular upgrading of ESW's manufacturing and testing capabilities is required to meet the challenges of a fast changing and growing business environment, increase the flexibility, efficiency and improving operating quality, while minimizing the overall effective costs, to produce products.

ESW utilizes ISO 9001:2000 protocols and structured communication meetings at all levels of manufacturing to provide training and instruction as well as to assure a cohesive, focused effort toward common goals. ESW encourages employee involvement in all aspects of its business and views such involvement as a key element in its future success. ESW also pursues involvement from its suppliers and customers, which it believes is necessary to assure a consistent high quality and on time delivery of raw materials, components and finished products.

RESEARCH AND DEVELOPMENT

Prior to fiscal 2001, ESW was a development stage company. Starting in fiscal 2001, ESW began the transition from a development stage to an operating (manufacturing) company. In 2008, research and development costs amounted to $1,323,754 (2007 - $757,900). ESW aggressively pursues testing and research and development for new products to serve potential customers and meet new regulations that are regularly being imposed on the industry. Through a combination of proprietary methods for improving ESW's catalyzed substrates there are prospects for the development of innovative applications outside of ESW's present product line. ESW continues to spend further resources on new research and development projects.

ENVIRONMENTAL MATTERS

ESW is presently engaged in a business that does not generate significant hazardous wastes. ESW's facilities may have tanks for storage of diesel fuel and other petroleum products that are subject to laws regulating such storage tanks. Federal, state, and local provisions relating to the protection of the environment have not had, and are not expected to have, a material adverse effect on ESW's liquidity, financial position, and results of operations. However, like all manufacturers, if a release of hazardous substances occurs, ESW may be held liable for the contamination, and the amount of such liability could be material. While ESW devotes resources designed to maintaining compliance with these requirements, there can be no assurance that ESW operates at all times in complete compliance with all such requirements.

EMPLOYEES

ESW and its subsidiaries presently employ 45 full-time employees. ESW does not have any collective bargaining agreements and considers its relationship with its employees to be good.

ITEM 1A. RISK FACTORS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes statements of our expectations, intentions, plans and beliefs that constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbour protection provided by those sections. These statements, which involve risks and uncertainties, relate to matters such as sales growth, price demand for our products and services as well as competition, and our ability to obtain additional financing should same be necessary to sustain our operations. We have used words such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "thinks," "estimates," "seeks," "predicts," "could," "projects," "potential" and other similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating tour operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. These risks and other factors include those listed in this Item 1A. "Risk Factors," and elsewhere in this report.

When considering these forward-looking statements, you should keep in mind the cautionary statements in this report and the documents incorporated by reference. New risks and uncertainties arise from time to time, and we cannot predict those events or how they may affect us. There may also be other factors that we cannot anticipate or that are not described in this report that could cause results to differ materially from our expectations. Forward-looking statements speak only as of the date they are made and we assume no obligation to update them after the date of this report as a result of new information, future events or subsequent developments, except as required by the federal securities law.

IF CASH FLOWS FROM OPERATIONS ARE NOT SUFFICIENT AND IF ESW IS UNABLE TO OBTAIN ADDITIONAL FUNDING THEN, ESW MAY HAVE TO SIGNIFICANTLY CURTAIL THE SCOPE OF ITS OPERATIONS AND ALTER ITS BUSINESS MODEL.

ESW's sales and revenues continue to be unpredictable. In the event that profitable operations are not achieved, ESW's present financial resources and history of its ability for raising cash when needed, should allow it to continue operations through at least the next nine months. Should ESW receive a large order (defined by management as one in which monthly production and deliveries would exceed $2 million), ESW will need to either negotiate extremely favourable payment terms providing for at least some advance payment or ESW will need to obtain either debt or equity financing to allow it to purchase sufficient raw materials and meet its working capital needs. In 2007 ESW obtained a work in progress credit facility that will provide working capital related to export orders, however ESW needs to be profitable and meet certain financial covenants to use the facility. If additional financing is required and not available when required or is not available on acceptable terms, ESW may be unable to continue its operations at current levels or satisfy the requirements necessary to fill a large order. ESW continues to impose actions designed to minimize its operating losses. ESW would consider strategic opportunities, including investments in ESW, or other acceptable transactions, to sustain its operations. There can be no assurances that additional capital will be available to ESW on acceptable terms, or at all.

ESW HAS INCURRED LOSSES IN THE PAST AND EXPECTS TO INCUR LOSSES IN THE FUTURE SHOULD ITS BUSINESS PLAN NOT BE EFFECTIVE.

ESW has incurred losses in each year since its inception. ESW's net loss for the fiscal year ended December 31, 2008 was $7,091,252 and accumulated deficit as of December 31, 2008 was $28,586,428. As ESW's sales and revenue continue to be unpredictable, ESW expects to experience additional periods with operating losses.

THE PRICE OF ESW'S SHARES MAY BE ADVERSELY AFFECTED BY THE PUBLIC SALE OF A SIGNIFICANT NUMBER OF THE SHARES ELIGIBLE FOR FUTURE SALE.

Sales of a large amount of ESW's common stock in the public market could materially adversely affect the market price of ESW's common stock. Such sales may also inhibit ESW's ability to obtain future equity or equity-related financing on acceptable terms. The issuance of additional shares could have a significant adverse effect on the trading price of ESW's common stock.

               RISKS RELATED TO THE MARKET FOR ESW'S COMMON STOCK

THE PRICE OF ESW'S COMMON STOCK HAS BEEN HIGHLY VOLATILE.

ESW's common stock has traded as low as $0.06 per share and as high as $0.58 per share in the twelve (12) months ended December 31, 2008. Some of the factors leading to the volatility include:

      o price and volume fluctuation in the stock market at large and market conditions which are not necessarily related to ESW operating performance;

      o     fluctuation in ESW's operating results;

      o     concerns about ESW's ability to finance continuing operations;

      o financing arrangements which may require the issuance of a significant number of shares in relation to the number shares of ESW's common stock currently outstanding;

      o announcements of agreements, technological innovations or new products which ESW or its competitors make;

      o costs and availability of precious metals used in the production of ESW's products; and

      o     Fluctuations in market demand and supply of ESW products.

ESW'S COMMON STOCK IS CURRENTLY TRADED ON THE OVER-THE-COUNTER-BULLETIN-BOARD AND THE FRANKFURT EXCHANGE AND AN INVESTOR'S ABILITY TO TRADE ESW'S COMMON STOCK MAY BE LIMITED BY TRADING VOLUME.

The trading volume in ESW's common stock has been relatively limited. A consistently active trading market for ESW's common stock may not continue on the Over-The-Counter-Bulletin-Board or the Frankfurt Stock Exchange. The average daily trading volume of ESW common stock on the Over-The-Counter-Bulletin-Board for the year ended December 31, 2008 was approximately 28,829 shares. While ESW's common stock started trading on the Frankfurt Exchange on March 16, 2007, ESW has a limited trading history and there can be no assurances that there will be increased liquidity in ESW stock.

ESW's Board of Directors may explore alternative listings of its Common Stock if deemed beneficial to ESW's shareholders. If ESW were to seek an alternative listing of its Common Stock, it may incur significant capital expenditures beyond those anticipated for general business operations. Disciplined capital expenditure decisions, focused on investments made for maintaining high quality service, cost structure improvement, and cash flow generation are essential.

THE COMPANY MAY ISSUE MORE SHARES IN CONNECTION WITH A MERGER OR ACQUISITION, WHICH WOULD RESULT IN SUBSTANTIAL DILUTION.

ESW's Certificate of Incorporation authorizes the issuance of a maximum of 125,000,000 shares of common stock. Any merger or acquisition effected by ESW may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of ESW's common stock held by ESW's then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm's-length basis by ESW management, resulting in an additional reduction in the percentage of common stock held by ESW's then existing stockholders. ESW's Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock are issued in connection with a business combination or otherwise, dilution to the interests of ESW's stockholders will occur and the rights of the holders of common stock might be materially adversely affected.

SEVERAL OF ESW'S SHAREHOLDERS OWN A SIGNIFICANT AMOUNT OF ESW'S OUTSTANDING SHARES AND COLLECTIVELY MAY BE ABLE TO DECIDE CERTAIN CORPORATE ACTION.

Four of ESW's shareholders collectively own 31,381,383 shares which is equivalent to 43.0 percent of its currently issued and outstanding common stock as of March 31, 2009 on an undiluted basis. As such, all or some of these shareholders may be able to control aspects of ESW's business operations including the election of board members the acquisition or disposition of assets and the future issuance of shares.

                         RISKS RELATED TO ESW'S BUSINESS

ESW'S RESULTS MAY FLUCTUATE DUE TO CERTAIN REGULATORY, MARKETING AND COMPETITIVE FACTORS OVER WHICH ESW HAS LITTLE OR NO CONTROL.

The factors listed below some of which ESW cannot control may cause the Company's revenues and result of operations to fluctuate significantly:

      o Actions taken by regulatory bodies relating to the verification and certification of ESW products.

      o     The extent to which ESW products obtain market acceptance.

      o     The timing and size of customer purchases.

      o Customer concerns about the stability of ESW's business which could cause them to seek alternatives to ESW products.

ESW IS CURRENTLY DEPENDENT ON A FEW MAJOR CUSTOMERS FOR A SIGNIFICANT PORTION OF ITS REVENUES.

ESW recorded sales from approximately 21 customers in Fiscal 2008 as compared to 28 in Fiscal 2007. One of these customers accounted for 32% and two other customers accounted for 29% and 15% of revenue in Fiscal 2008. In Fiscal 2007, one customer accounted for 90% and two other customers accounted for 2% and 1% of revenue. ESW anticipates continuing the program of establishing long-term relationships with existing customers. The loss of, or major reduction in business from, one or more of ESW's major customers could have a material adverse effect on ESW's liquidity, financial position, or results of operations.

ESW DOES NOT HAVE A LONG HISTORY OF SELLING AND MARKETING ITS PRODUCTS.

At the current time, ESW has limited marketing capabilities as compared to many of ESW's competitors. ESW does not have a large sales, promotion and marketing budget. ESW is constrained by the lack of working capital and its ability to raise the necessary cash flow from business operations to re-invest in its marketing programs. As a result of ESW's limited marketing capabilities, it is forced to rely upon customer referrals, trade publications and a small sales force. ESW's competitors have direct advertising and sales promotion programs for their products as well as sales and marketing personnel that may have a competitive advantage over ESW in contacting prospective customers. ESW's position in the industry is considered minor in comparison to that of its competitors. ESW continues to develop and explore new marketing methods and techniques such as, trade show representation and programs directed toward foreign customers. ESW's ability to compete at the present time is limited. ESW's success depends upon the ability to market, penetrate and expand markets and form alliances with third party international distributors.

In November 2007, ESW signed an Emissions Control and Technologies Provider Agreement with International Truck and Engine Corporation so that ESW's products are being marketed by their "Green Diesel technology" division and sold and installed by International's global dealer network.

There can be no assurances that:

      o     ESW's selling efforts will be effective;

      o     ESW will obtain an expanded degree of market acceptance;

      o ESW will be able to successfully form additional relationships with international distributors to market its products.

ESW DEPENDS UPON THE MARKETABILITY OF ITS CORE PRODUCTS.

Catalytic converters are ESW's primary products. ESW may have to cease operations if its primary products fail to achieve market acceptance and/or generate significant revenues. Additionally, the marketability of ESW's products is dependent upon obtaining verification and certifications as well as the effectiveness of the product in relation to various environmental regulations in the various jurisdictions ESW markets and sells its products.

ESW MAY NOT BE ABLE OBTAIN DIRECT OR INDIRECT REGULATORY CERTIFICATION OR VERIFICATION APPROVALS WITH RESPECT TO ITS PRODUCTS.

The industry that ESW operates in is regulated, in the United States of America these regulations are enforced by U.S. Environmental Protection Agency ("EPA") and California Air Resources Board ("CARB"). ESW plans to further develop and market catalytic converter products and support technologies that meet new regulations enforced by these agencies (see ITEM 1. BUSINESS, PRODUCT CERTIFICATION for regulations). If ESW is unable to demonstrate the feasibility of these products or obtain or obtain in a timely manner, the verification and or certifications for its products from such regulatory agencies as the EPA or CARB, ESW may have to abandon the products or alter its business plan. Such modifications to ESW's business plan will have an adverse effect on revenue and its ability to achieve profitability. The regulatory approval process with EPA and CARB is complex and requires a lengthy process of durability testing which must precede final certification/verification of ESW's products. ESW does not control the timeliness of the certification/verification process; however, ESW has taken steps to ensure the efficacy of ESW's contribution to the certification/verification process.

ESW FACES CONSTANT CHANGES IN GOVERNMENTAL STANDARDS BY WHICH ITS PRODUCTS ARE EVALUATED.

ESW believes that due to the constant focus on the environment and clean air standards throughout the world, ESW will be required in the future to adhere to new and more stringent regulations both domestically and abroad. Governmental agencies constantly seek to improve standards required for verification and or certification of products intended to promote clean air. In the event ESW's products fail to meet these ever changing standards, some or all of its products may become obsolete.

ESW DOES NOT HAVE A LONG HISTORY OF MANUFACTURING ITS PRODUCTS AND DOES NOT HAVE A LONG HISTORY OF MANUFACTURING ITS PRODUCTS IN COMMERCIAL QUANTITIES.

ESW may encounter difficulties in ramping up production of current and any future products due to:

      o     lack of working capital necessary to gain market acceptance;

      o     quality control and assurance;

      o     raw material supplies;

      o     shortages of qualified personnel;

      o     equipment capable of producing large quantities; and

      o     insufficient manufacturing space.

Any of the foregoing would affect ESW's ability to meet increases in demand should its products gain market acceptance and reduce growth in its sales revenues.

ESW FACES INTENSE COMPETITION AND RAPID TECHNOLOGICAL ADVANCES FROM COMPETITORS.

Competition among companies that provide solutions for pollutant emissions from diesel, leaded and unleaded engines is intense. Several companies market products that compete directly with ESW products. Other companies offer products that potential customers may consider to be acceptable alternatives to ESW products and services. ESW faces direct competition from companies with far greater financial, technological, manufacturing and personnel resources, including Corning, NGK and Emitec. Corning and NGK are the two major manufacturers of ceramic cores, which are integral components in current catalytic converter production, and Emitec is the major manufacturer of metal cores. ESW also faces direct competition with companies like BASF/Engelhard and Johnson Matthey, who purchase their substrates from others, and do further processing with their own formulas and fabrication for direct sale to the market place. Newly developed products could be more effective and cost efficient than ESW's current products or those ESW may develop in the future. Many of ESW's current and potential future competitors have substantially more engineering, sales and marketing capabilities, substantially greater financial technological and personnel resources, and broader product lines than ESW. ESW also faces indirect competition in the form of alternative fuel consumption vehicles such as those using methanol, hydrogen, ethanol and electricity.

ESW CLAIMS CERTAIN PROPRIETARY RIGHTS IN CONNECTION WITH THE DESIGN AND MANUFACTURE OF ITS PRODUCTS.

The protections provided by patents and those sought by pending patents are important to ESW's business, although ESW believes that no individual right is material to its business at the present time. There can be no assurance that these patents, combined with pending patent applications or existing or future trade secret protections that ESW seeks will survive legal challenge, or provide meaningful levels of protection. Additionally, there can be no assurances when these patents or pending patents may be assigned to ESW directly. The Canadian patent only affords protection against the manufacture, use or sale of the patented technology within Canada. The U.S. patent application for ESW's method of producing a catalytic element was filed on October 1, 2004 and a patent has been issued as of December 2, 2008. ESW does not presently have any worldwide patent protection or any immediate plans to file for protection in any foreign countries other than Canada. There can be no assurances that any patents ESW may have or have applied for or any agreements ESW has in place or will enter into will protect ESW's technology and or prevent competitors from employing the use of ESW's design and production information.

ATTRACTION AND RETENTION OF KEY PERSONNEL.

ESW's future success depends in significant part, on the continued services of key technical, sales and senior management personnel. The loss of any of ESW's executive officers or other key employees could have materially adverse effects on ESW's business, results of operations and financial condition. ESW's success depends upon its continued ability to attract and attain highly qualified technical, sales and managerial personnel. There can be no assurances that ESW can attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future.

ESW IS DEPENDANT UPON KEY SUPPLIERS FOR CERTAIN PRECIOUS METALS WHICH ARE ONE OF THE NECESSARY COMPONENTS OF ITS PRODUCTS.

The production process of ESW's products includes certain raw materials including:
      o     stainless steel;
      o     steel tubing;
      o     precious metals and
      o     components.

An extended interruption of the supply of precious metals and components necessary for the production of ESW's products could have an adverse effect on ESW. Further, a substantial price increase or decrease of the raw materials that are components of ESW's products could also have an adverse effect on ESW's business. ESW currently relies on third party vendors to provide certain components of its products. ESW currently does not have any fixed commitments from suppliers to provide supplies.

ESW DOES NOT HAVE A SIGNIFICANT LEVEL OF PRODUCT LIABILITY INSURANCE DUE TO ITS HIGH COST.

ESW develops, markets and sells catalytic converter products and support technologies. Any failure of ESW's product may result in a recall or a claim against ESW. Due to the high cost of product liability insurance, ESW does not maintain significant amounts of insurance to protect against claims associated with use of its product. Any claim against ESW, whether or not successful, may result in expenditure of substantial funds and litigation. Further, any claims may require management's time and use of ESW resources and may have a materially adverse impact.

JOINT VENTURES AND/OR RELATIONSHIPS ENTERED INTO OR SOUGHT BY ESW FOR DEVELOPMENT AND SALE OF ITS PRODUCTS.

ESW's success partially depends on the relationships that it develops with various OEM's, dealers, and distributers for the further development and deployment of its technology in the field. ESW does not manage these entities nor is it necessary that ESW will be able to create relationships with these entities. The absence of such relationships could adversely impact ESW's business plans.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

ESW has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2008 fiscal year and that remained unresolved.

ITEM 2. PROPERTIES

ESW does not own real property. Through its subsidiary, ESW Canada Inc. ESW leases its executive, sales and marketing offices as well as its production center which totals approximately 50,000 square feet located at 335 Connie Crescent, Concord, Ontario Canada under an offer to lease that expires July 14, 2010. Additionally, ESW's wholly owned subsidiary ESW America Inc. leases approximately 40,200 square feet at 200 Progress Drive, Montgomery Township, Pennsylvania. The leasehold space houses ESW's research and development facilities. The lease expires January 31, 2010.

ITEM 3. LEGAL PROCEEDINGS

ESW is currently not involved in any legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of ESW's security holders during the fourth quarter of 2008.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

The Company's Common Stock is quoted under the symbol "ESWW.OB" on the Over The Counter ("OTC") Bulletin Board operated by the National Association of Securities Dealers, Inc.

On March 16, 2007 the Company's Common Stock became listed on the Frankfurt Stock exchange (FWB), under the trading symbol "EOW".

The following table sets forth the high and low bid prices, on the OTC Bulletin Board, for the Common Stock for the quarters indicated, as reported by Bloomberg Reporting Service. Such market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions:


                      FISCAL 2008        HIGH        LOW
                    --------------------------------------
                    1st Quarter        $  0.58     $  0.31
                    2nd Quarter           0.42        0.20
                    3rd Quarter           0.30        0.11
                    4th Quarter           0.23        0.06

                      FISCAL 2007        HIGH        LOW
                    --------------------------------------
                    1st Quarter        $  0.91     $  0.60
                    2nd Quarter           0.90        0.71
                    3rd Quarter           0.85        0.60
                    4th Quarter           0.71        0.44

HOLDERS

At March 31, 2009 there were approximately 275 stockholders of record of the Company's Common Stock. The Company estimates there are approximately 4,000 additional stockholders with stock held in street name. On March 31, 2009, there were 72,973,851 shares of common stock outstanding.

DIVIDENDS

The Company has not declared or issued any dividends in the past and intends to retain future earnings if any, for general business purposes and to retire debt.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth as at December 31, 2008 securities authorized for issuance under equity compensation plans.


                                             EQUITY COMPENSATION PLAN INFORMATION

                                             (A)                         (B)                             (C)
-----------------------------------------------------------------------------------------------------------------------------
                                                                                            Number of securities remaining
                                  NUMBER OF SECURITIES TO BE      Weighted-average        available for future issuance under
                                    ISSUED UPON EXERCISE OF       exercise price of      equity compensation plans (excluding
         PLAN CATEGORY                OUTSTANDING OPTIONS        outstanding options            securities in column A)
-----------------------------------------------------------------------------------------------------------------------------
2002 Stock Option Plan
(Shareholder Approved.
Authorized - 5,000,000 shares)             2,850,000                   $ 0.74                           905,000
-----------------------------------------------------------------------------------------------------------------------------
2000 Stock Option Plan
(Shareholder Approved.
Authorized - 10,000,000 shares)             500,000                    $ 0.50                              --
-----------------------------------------------------------------------------------------------------------------------------

The 2002 Stock Option Plan is the successor plan to the 2000 Stock Option Plan, however, all previously granted stock options currently outstanding to employees and/or consultants under the 2000 Nonqualified Stock Option Plan remain in effect according to their terms.

As reflected in the aggregate numbers above, the following options were awarded under the Company's 2002 stock plan in fiscal 2008.

On February 7, 2008 the Board of Directors granted the aggregate award of 400,000 stock options to five employees, two executive officers and one director. The options have immediate vesting with an exercise price of $0.71 and $1.00 per share (above fair-market value at the date of grant) with exercise periods ranging from three and five years from the date of award.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and ESW's consolidated financial statements and the related notes appearing elsewhere in this Form 10-K.

The consolidated statements of income data for the years ended December 31, 2007 and 2008, and the consolidated balance sheet data at December 31, 2007 and 2008, are derived from ESW's audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The consolidated statements of income data for the years ended December 31, 2004, 2005 and 2006, and the consolidated balance sheet data at December 31, 2004, 2005 and 2006, are derived from ESW's audited consolidated financial statements that are not included in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period.

                            CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31,

                                                     2004            2005            2006            2007            2008
----------------------------------------------------------------------------------------------------------------------------
Revenue
 Net Sales                                      $  1,906,704    $  3,072,236    $  3,195,176    $  9,310,504    $    885,206
 Cost of sales                                     1,166,653       1,935,711       1,660,433       3,678,088         834,837
----------------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                         740,051       1,136,525       1,534,743       5,632,416          50,369
----------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
 Marketing, office and general costs               1,330,126       2,721,210       3,588,455       3,768,710       3,683,165
 Research and development costs                        3,366         541,811         417,768         757,900       1,323,754
 Officers' compensation and directors fees           394,178         404,541         591,250       1,240,070         611,293
 Consulting and professional fees                    365,715         257,966         210,992         138,021         171,746
 Foreign exchange loss / (gain)                      (24,128)         (3,460)         (7,619)        357,850        (186,743)
 Depreciation and amortization                       344,447         350,376         858,044       1,141,173       1,125,038
----------------------------------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                           2,413,704       4,272,444       5,658,890       7,403,724       6,728,253
----------------------------------------------------------------------------------------------------------------------------
LOSS FROM OPERATIONS                              (1,673,653)     (3,135,919)     (4,124,147)     (1,771,308)     (6,677,884)

Interest income and other                            (47,660)       (211,308)       (298,899)       (392,313)       (413,368)
----------------------------------------------------------------------------------------------------------------------------
NET LOSS                                        $ (1,721,313)   $ (3,347,227)   $ (4,423,046)   $ (2,163,621)   $ (7,091,252)
============================================================================================================================
Loss per share                                  $      (0.03)   $      (0.06)   $      (0.08)   $      (0.03)   $      (0.10)
============================================================================================================================

                                        CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31,

                                                     2004            2005            2006            2007            2008
----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                       $  4,633,013    $  3,083,373    $  1,393,294    $  2,891,088    $  2,247,623
Total assets                                    $  2,969,015    $  6,602,270    $  7,796,222    $  6,214,823    $  5,078,019
Total liabilities                               $  5,624,197    $  7,102,033    $ 10,217,609    $  4,412,036    $ 10,184,087
Total stockholders' equity/(deficit)            $  1,150,056    $  2,583,610    $ (1,028,093)   $  4,693,875    $ (2,858,445)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with ESW's Financial Statements and Notes thereto included elsewhere in this Report.

This Form 10-K contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of ESW's business. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. ESW undertakes no obligation to publicly release any modifications or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, ESW caution investors that actual financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, ESW. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Risks and uncertainties inherent in forward-looking statements (are set forth in the Risk Factor disclosure contained elsewhere in this report) include, but are not limited to:

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

      o Further verification and certification of ESW's products by various governmental agencies including but not limited to the Environmental Protection Agency (EPA), California Air Resources Board (CARB), ETV Canada and the Mine Safety and Health Administration (MSHA)

      o Costs and availability of raw materials, including precious metals necessary for the production of the Company's products.

      o Developments with respect to intellectual property, patents or proprietary rights.

      o Changes in environmental policy or regulations in the United States or abroad.

      o Fluctuations in market demand for and supply of the Company's products.

      o Litigation against the Company that may direct resources away from business development

OVERVIEW

Environmental Solutions Worldwide Inc. ("ESW" or the "Company") is a publicly traded company engaged through its wholly owned subsidiaries ESW Canada Inc., ESW America Inc. and ESW Technologies Inc. (the ESW Group of Companies) in the design, development, manufacturing and sales of environmental technologies. The ESW Group of Companies currently manufacture and market a diversified line of catalytic emission control products and support technologies for diesel, gasoline and alternative fuelled engines. The ESW Group of Companies also operates a comprehensive Environmental Protection Agency (EPA), California Air Resources Board (CARB) and the Mine Safety and Health Administration (MSHA) recognized emissions testing and verification laboratory.

"The ESW Group of Companies" trade name is being used in part to identify the Company's potential participation in business opportunities outside its traditional focus of engine emissions controls.

ESW is currently focused on the international automotive, utility engine, off-road, mining, marine, locomotive and military industries. ESW also manufactures and market a line of catalytic control and enabling products including a line of finished catalytic muffler products, proprietary catalytic converter substrates, catalytic conversion technologies and exhaust tubes for a number of applications. ESW offers engine and after treatment emissions verification testing and certification services.

ESW's main line of business is the production of catalyzed substrates. Catalyzed substrates are an integral part of catalytic converter systems sold worldwide. ESW serves both original equipment vehicle manufacturers ("OEMs") and the replacement markets, or aftermarket, worldwide. ESW is organized into two areas of business. The manufacturing of catalytic converters, emission control solutions and support technologies, as well as the emissions certification and verification of internal combustion and compression combustion engines and after treatment devices for engines ranging from 0.5 horse power (HP) to in excess of 600 HP.

ESW has developed a commercially viable catalytic converter technology for diesel, gasoline and alternative (CNG/LPG) fuelled combustion engines. The unique technology consists of a wire based mesh substrate and wash coat formulas, which form the basis for the catalyzed substrate. The finished product can be produced in a myriad of sizes and shapes. The substrate creates a turbulent flow environment. This increases catalytic activity and serves as a filter of particulate matter, important in diesel emission control.

ESW markets its catalyst products using the trade names, ThermaCat(TM), Clean Cat(R), Enviro-Cat (TM), XTRM Cat(TM), MCat (TM), Terra Cat (TM) Particulate Reactor(TM), TempMax(TM), Stlth Cat(TM) and the Scat-IR-Shield(TM). These products are marketed for spark ignited gasoline, CNG/LPG (alternative fuels) and diesel engine emissions control, and range in sizes from utility applications to large industrial uses.

ESW's primary business objective is to capitalize on the growing global requirement of reducing emissions, by offering catalyst technology solutions to the market and build upon its military product lines for sales to the U.S. and NATO countries. ESW has and continues to seek to develop relationships with OEM's of engines for both automotive and other markets. As part of ESW's efforts to grow its business, as well as to achieve increased production and distribution efficiencies ESW has and continues to make capital investments in manufacturing capability to support its products as well as expensing money on research and development in order for new products to be developed that meet the new legislative regulations.

Factors that are critical to ESW's success include winning new business, obtaining regulatory verifications for emission control products, managing ESW's manufacturing capabilities to correspond with business needs, maintaining competitive wages and benefits, maximizing efficiencies in the manufacturing processes, and reducing overall costs.

In addition, ESW's ability to adapt to key industry trends, such as increasing technologically sophisticated products, changing aftermarket distribution partners, and increasing environmental standards, also plays a critical role in its success. Other factors that are critical to ESW's success include adjusting to environmental and economic challenges such as increases in the cost of raw materials and ESW's ability to successfully reduce the impact of any such cost increases through material substitutions, cost reduction initiatives and other methods.

In 2008, ESW has incurred significant research and development costs. This investment in ESW's products was necessary for ESW to comply with new regulations (See ITEM 1. BUSINESS - PRODUCT CERTIFICATION) coming into force starting January of 2009. The products that ESW has developed and/or presented for verification / certification cover the following primary technology levels established by CARB:
      o     Level I + (+ INDICATES 2009 NO2 COMPLIANCE)
            o     Diesel Oxidation Catalyst - PM reduction greater than 25%
            o High performance Diesel Oxidation Catalyst - PM reduction greater than 30%
      o     Level II +
            o Diesel Oxidation Catalyst with Crank Case Ventilation - PM reduction greater than 50%
      o     Level III +
            o Off Road Active Diesel Particulate Filter - PM reduction greater than 85%
            o On Road Active Diesel Particulate Filter - PM reduction greater than 85%

ESW believes that with the certifications/verification of the above range of products will cover a significant portion of the market and give ESW the competitive advantage to be the technology of first choice in retrofit and OEM applications. The regulatory approval process with EPA and CARB is complex and requires a lengthy process of durability testing which must precede final certification/verification of ESW's products. Durability has been completed for all ESW's Level III+ products to meet the new 2009 regulations and verification/certification is in process for all of ESW's products. ESW does not control the timeliness of the certification/verification process; however, ESW has taken steps to ensure the efficacy of ESW's contribution to the certification/verification process.

In 2008 ESW's was focused primarily on (a) design, research and development of the new range of products and (b) realignment of ESW's sales and marketing strategy to target key markets segments such as school bus retrofits and government regulated retrofit programs.

The cost of developing a complete range of products to meet new regulations is substantial. ESW believes that it possesses an advantage in seeking to comply with new regulations through its use of its Testing and Research facility in Montgomeryville to support its own certification and verification efforts, which ESW believes will lead to the commercialization of important new products in 2009. ESW's production, sales, technical and design staff at ESW Canada Inc., have undertaken to ensure that products are able to meet the diverse applications found in on and off road vehicles while maximising product commonality to reduce manufacturing and support costs.

ESW has been developing an active dealer and support distribution network that has positioned ESW's products as the technology of choice for several key markets which are anticipated to see rapid distribution and deployment of ESW products upon final regulatory certification /verification. In 2008, ESW has implemented field sales support, customer service, installation and training support to allow the rapid growth and distribution of ESW product in the near future.

ESW's manufacturing and design facility, ESW Canada Inc. has been capitalised to streamline production of its new product line to maximise efficiency. Both ESW facilities are in full compliance with ISO 9001:2000. ESW currently holds a full registration certificate effective until March 2010 for ESW America Inc., and January 2010 for ESW Canada Inc. ESW has also made significant capital investment in its Tech Center based in Montgomeryville, Pennsylvania. This facility provides the catalytic and chemical wash coat solutions for the Concord Ontario plant. All of ESW's emission testing laboratories and testing capabilities are located there. The 40,200 sq ft facility houses a state of the art 18,000 sq ft expansion of "Air Testing Services", ESW's EPA/CARB/MSHA recognized engine/vehicle emissions testing lab.

Upon certification/verification or ESW's new line of products, ESW believes that the Air Testing Services ("ATS") group will be available to better service ESW's clientele for engine testing as well as EPA/CARB emissions testing and certification programs. ATS currently provides testing support for ESW`s internal research and development ("R&D") programs. The focus at this facility in the near term is to support the necessary steps and provide testing for ESW`s research activities, in order to have new products verified in the shortest time frame possible.

The field of emission control is very complex and requires a variety of different technologies to be employed. ESW has recognized this fact, and has partnered with several strategic alliances assuring immediate access to leading edge technologies that address the needs of ESW's global customer base. The technology can be either in form of customized precious metal solutions, critical system components or the complete transfer of the entire technology. This approach enables ESW to adapt quickly to an ever-changing marketplace.

In effecting its business plan ESW achieved important goals in fiscal 2008.

      o In July of 2008 ESW successfully completed a comprehensive catalyzed /muffler design and engineering program for the Korean based off-road construction Original Equipment Manufacturer (OEM), Doosan Infracore America Corporation (DIA). The program involved the replacement of the DIA factory muffler, on their DL200 Wheel Loader, with ESW's catalyzed modular muffler. The new product, based on ESW's California Air Resources Board verified Level II Particulate Reactor(TM), was successfully tested by DIA in Korea for diesel engine emission reductions as well as vehicle integration. Subsequent to the successful testing, ESW manufactured and delivered the required units to DIA in September of 2008.

      o In October 2008 ESW announced that the Company had successfully completed the development and the durability program the Company's Clean Cat(TM) Level I High Performance Diesel Oxidation Catalyst for Medium Heavy Duty engines. This product has been submitted for regulatory certification/verification.

      o In October 2008 ESW announced that the Company received orders from International Truck and Engine for its proprietary Level III diesel catalyst branded ThermaCat(TM). The ThermaCat(TM) is engineered to reduce the highest level of Particulate Matter while operating in low temperature applications such as school buses and waste truck haulers. The ThermaCat(TM) is currently in the verification process with the CARB for both `on and off road' applications. As an important part of the verification process, units have been installed on several applications and have logged thousands of accumulative durability hours.

      o In October 2008 in a letter to its shareholders the Company announced that The California Air Resources Board ("CARB") and the South Coast Air Quality Management District has invited ESW to showcase its ThermaCat(TM) Active Level III Diesel Particulate Filters on a number of high profile applications to demonstrate the technology capabilities in retrofit applications on off road / construction vehicles and equipment for the California market. ESW working with a California based distributor, Recat installed ThermaCat(TM) units in two major Los Angeles ports, on Top Pick 350hp heavy duty lift vehicles that are used to move and stack containers. The significance of this application is that these vehicles are on duty 24 hours a day aiding port activities; Port operators cannot afford any down time. The ThermaCat(TM) offers a solution with its robust seamless integration while remaining invisible to the vehicle operations.

      o In October of 2008, one of ESW's products, the XtrmCat(TM) Diesel Oxidation Catalyst ("DOC"), was listed as an `Emerging Technology' from the U.S.A. Environmental Protection Agency (EPA). ESW applied to EPA to have the XtrmCat(TM) DOC listed as an `Emerging Technology' based on the fact that DOC's have not yet achieved stand alone EPA verification status on Electro Motive Diesel ("EMD") two stroke marine/locomotive engines. ESW worked closely with EPA to establish the test plan for this new technology, such as providing data from Southwest Research Institute (SwRI) to support the claim that ESW's product was capable of reducing 25% or greater Particulate Matter (PM). This achievement was demonstrated with the XtrmCat(TM) DOC installed as a post turbo catalyst/muffler application on the EMD test engine and required no other engine modifications. ESW is now working towards implementing the necessary steps for final verification in both field use and at SwRI's testing facility. ESW believes, once EPA verifies the XtrmCat(TM), it will give the Company a great head start in the marine/locomotive emissions retrofit sector.

During this past year the Company has been pursuing various financing initiatives. On November 3, 2008, ESW completed an offering whereby it raised $6.0 million for general working capital purposes through the issuance of convertible debentures at terms deemed fair and reasonable by management. Concurrent, with the offering the Company satisfied all outstanding promissory notes, partially in cash from the proceeds of the offering and partially by the issuance of convertible debentures. As ESW has a substantial amount of indebtedness, its ability to generate cash, both to fund operations and service its debt, is also a significant area of focus for the Company. See "Liquidity and Capital Resources" below for further discussion of cash flows.

COMPARISON OF YEAR ENDED DECEMBER 31, 2008 TO YEAR ENDED DECEMBER 31, 2007

RESULTS OF OPERATIONS

Revenues for the year ended December 31, 2008 decreased by $8,425,298, or 90.5 percent, to $885,206 from $9,310,504 for the year ended December 31, 2007. The net loss for the year ended December 31, 2008 amounted to $7,091,252 (2007 - net loss of $2,163,621). The revenue decline can be attributed to the fact that the previous period included the sale of shroud Scat-R-shield(TM) units to the U.S. military valued at $7.4 Million did not reoccur in the current year. In the current year the Company focused its efforts on developing the next generation of diesel catalyst products to meet new regulations; these products are expected to generate revenues in the 2009 and beyond.

Cost of sales as a percentage of revenues for the year ended December 31, 2008 was 94.3 percent compared to 39.5 percent for year ended December 31, 2007. The gross profit for the year ended December 31, 2008 was 5.7 percent as compared to a gross margin of 60.5 percent for the year ended December 31, 2007. During the fourth quarter of 2008 management decided to write down $207,889 of inventory due to discontinued product lines. The inventory write down resulted in a significant increase in the cost of sales. Some of the orders produced during the year ended December 31, 2008 were mainly sample or prototype orders that have low volumes associated with production. Efficient economies of scale would be achieved on higher volumes. Additionally all orders for the Company's Level III product currently undergoing verification / certification testing are being installed by the Company's installation team, this provides the Company an opportunity to train the dealer network that the Company has developed to manage installations once the volume of orders increase.

Marketing, office and general expenses for the year ended December 31, 2008 decreased by $85,545, or 2.3 percent, to $3,683,165 from $3,768,710 for the year ended December 31, 2007. The decrease is primarily due to decreases in the following areas. Debt accretion costs decreased by $123,803, plant related expenses were lower by $151,381 as a result of lower sale volumes, investor relations expense was lower by $140,227 attributed to a reduction in investor road shows held in the current period and general and administration costs decreased by $118,288. These decreases were offset by increases in the following areas. Sales and marketing salaries and wages increase of $167,929. During the first six months of the current fiscal year the Company had more staff to support its internal sales infrastructure in preparation for the release of new products. ESW also participated in several industry trade shows. Administration salaries and wages increased by $142,085 in support of ESW's research and development programs. Facility costs increased over the previous period by $138,140 due to reduced sales volumes and lower overhead costs attributed to sales.

Research and development ("R&D") expenses for the year ended December 31, 2008 increased by $565,854 to $1,323,754 from $757,900 for the year ended December 31, 2007. As planned, ESW has continued to aggressively pursue testing and research and development in an effort to develop innovative products to serve its customers, meet new regulations and improve its product mix and profit margins. ESW believe that this expenditure will result in increase orders for its products. As a percentage of revenue R&D expense increased to 149.5 percent for the year ended December 31, 2008 compared to 8.1 percent for the year ended December 31, 2007 the increase is primarily due to the lower level of sales in the current period complemented by an increase in R&D expenditures for ESW's new product line.

Officer's compensation and director's fees for the year ended December 31, 2008 decreased by $628,777, or 50.7 percent, to $611,293 from $1,240,070 for the year ended December 31, 2007. As a percentage of revenue, officer's compensation and director's fees increased to 69.1 percent for the year ended December 31, 2008, compared to 13.3 percent for the year ended December 31, 2007. The main reason for the decrease in officers' compensation and directors' fees was stock based compensation expense which amounted to $9,773 in the current period compared to $710,330 in the prior period offset by a marginal increase due to the addition of two new officers in February 2008.

Consulting and professional fees for the year ended December 31, 2008 increased by $33,725, or 24.4 percent, to $171,746 from $138,021 for the year ended December 31, 2007. The increase is mainly attributed to audit fees, tax consulting fees and fees related to compliance activities for requirements of
Section 404 of the Sarbanes-Oxley Act of 2002.

Foreign exchange gain for the year ended December 31, 2008 amounted to $186,743 as a result of the strengthening of the United States Dollar to the Canadian Dollar. For the year ended December 31, 2007 foreign exchange loss amounted to $357,850.

Depreciation and amortization expense for the year ended December 31, 2008 decreased by $16,135, or 1.4 percent to $1,125,038 from $1,141,173 for the year ended December 31, 2007.

Interest expense on long-term debt was $129,072 for the year ended December 31, 2008 as compared to $171,636 for the year ended December 31, 2007. On November 3, 2008, the Company completed a transaction whereby it issued $6.0 million of 9% convertible debentures (the "Debentures") to six accredited investors. The Debentures are for a term of three years and are convertible into shares of the Company's common stock at the option of the holder at any time six (6) months after the date of issuance of the Debenture by dividing the principal amount of the Debenture to be converted by $0.25. The Debentures earn interest at a rate of 9% per annum payable in cash or in shares of the Company's common stock at the option of the holder. If the Holder elects to receive interest in shares of common stock, the number of shares of common stock to be issued for interest shall be determined by dividing accrued interest by $0.25. Subject to the holder's right to convert, the Company has the right to redeem the Debentures at a price equal to one hundred and ten percent (110%) multiplied by the then outstanding principal amount plus unpaid interest to the date of redemption. Upon maturity, the debenture and interest is payable in cash or common stock at the option of the Holder. The Debentures contain customary price adjustment protections.

SUMMARY OF ALL PROMISSORY NOTES

                              Description                                               Amount            Total
--------------------------------------------------------------------------------------------------------------------
Consolidated Note #1                                                                  1,000,000
Consolidated Note #2                                                                  1,200,000
Interest on Consolidated Notes                                                          108,148
--------------------------------------------------------------------------------------------------------------------
"FEBRUARY 9, 2007 CONSOLIDATED NOTE"                                                                     2,308,148

Consolidated Subordinate Note #1                                                        500,000
Consolidated Subordinate Note #2                                                        500,000
Interest on Consolidated Subordinate Notes                                                2,589
--------------------------------------------------------------------------------------------------------------------
"MARCH 7, 2007 CONSOLIDATED SUBORDINATE NOTE"                                                            1,002,589

Notes issued under the $1.5 Million Credit Facility                                   1,253,000
Partial repayment                                                                      (150,000)
--------------------------------------------------------------------------------------------------------------------
"NOTES UNDER THE CREDIT FACILITY"                                                                        1,103,000

2007 interest expense                                                                                      284,282
2008 interest expense up to November 03, 2008                                                              278,748
Partial repayment                                                                                          (52,689)
Loss on extinguishment of debt added to notes                                                              275,922
Partial repayment                                                                                       (2,200,000)
--------------------------------------------------------------------------------------------------------------------
CONVERTIBLE DEBENTURE ISSUED ON EXTINGUISHMENT OF ABOVE NOTES                                            3,000,000

CONVERTIBLE DEBENTURE ISSUED ON NOVEMBER 03, 2008                                                        6,000,000
--------------------------------------------------------------------------------------------------------------------
PRINCIPAL BALANCE OF ALL CONVERTIBLE DEBENTURE AS AT DECEMBER 31, 2008                                   9,000,000
Less: Deferred costs ( See Note 10)                                                                        (56,419)
--------------------------------------------------------------------------------------------------------------------
CONVERTIBLE DEBENTURE AS AT DECEMBER 31, 2008                                                          $ 8,943,581
====================================================================================================================

From the proceeds of the offering, the Company elected to repay $2,200,000, the principal portion only, of a previously issued Consolidated Note to a Company controlled by a trust to which a director and shareholder of the Company is the beneficiary. The debt holder agreed to have the remaining amount of $433,923, due under the Consolidated Note, to be applied to a Debenture subscription under the November 3, 2008 offering. Concurrently, the Company has agreed to repay the Consolidated Subordinated Note that it had previously issued to debt holder who is a director and shareholder of the Company in the principal amount of $1,002,589. The debt holder has agreed to have the full amount of principal and accumulated interest, in the amount of $1,158,024 due under the Consolidated Subordinated Note, applied to a subscription of a Debenture under the offering. Additionally the Company's $1.5 million credit facility also provided by the same debt holder, which the Company had drawn down the sum of $1,103,000 as of November 3, 2008, will also be satisfied by way of issuance of Debentures under the November 3, 2008 offering. With the agreement to settle all the notes previously issued by the Company, the debt holder is subscribing to an aggregate of $2,566,077 of Debentures under the offering.

In September 2004, a company controlled by a trust of which a director and shareholder is the beneficiary, purchased $1.25 million of convertible debentures in which the basis of conversion into our common stock is $0.50 per share, which included warrants to purchase an additional 625,000 shares of common stock at $0.85 per share. The debentures are for a term of three (3) years and earn interest at the rate of 4% per annum. In accordance with the terms of the debentures, 220,238 shares of our common stock were issued as payment of the first second and third year's interest earned. On September 13, 2007, the convertible debenture matured. Pursuant to the terms of the convertible debentures, the Company elected to satisfy the convertible debentures through the issuance of 2,500,000 shares of the Company's common stock, $0.001 par value.

Interest expense on notes payable to a related party was $304,146 for the year ended December 31, 2008 as compared to $ 284,282 for the year ended December 31, 2007. During 2007, ESW consolidated two unsecured subordinated promissory notes ("Consolidated Note") previously issued in the principal amount of $1 million, and $1.2 million and accrued interest into one Consolidated Note with principal amount of $2,308,148, to a Company controlled by a trust to which a director and shareholder of our Company is the beneficiary. The note bears interest at 9% per annum. The holder of the consolidated note has the option to receive payment of principal and all accrued interest in the form of restricted shares of the Company's common stock, par value ($0.001) with cost free piggyback registration rights. Under this repayment option, interest will be calculated at 12% per annum.

Additionally, the Company issued a $500,000 unsecured subordinated demand promissory note to a member of the Company's Board of Directors and subsequently entered into an agreement whereby it borrowed an additional sum of $500,000 and consolidated this sum with the principal and accrued interest of the $500,000 unsecured demand promissory note previously issued ("Consolidated Subordinated Note"). This Consolidated Subordinated Note is in the principal amount of $1,002,589 and bears interest at a rate of 9% per annum and is payable upon demand. The Company may prepay the Consolidated Subordinated Note without penalty at any time.

Effective June 2, 2008 the Company entered into a Credit Facility Agreement a director and shareholder of the Company. Pursuant to the Agreement, the Company can request draw down(s) under the Facility of up to $1,500,000 in the aggregate with funds to be used for general working capital purposes. All request(s) to draw down under the Facility are subject to the debt holders consent and approval. An approved draw down by the Company under the Facility will be represented by a 9% unsecured subordinated demand promissory note issued by the Company to the debtor or his designee. The Company may repay the Note at anytime without penalty. At the option of the Note holder, in lieu of cash, principal and interest earned on the Note can be repaid in restricted common stock of the Company. Should the Note holder elect to receive stock of the Company, interest on principal will be calculated at a rate of 12% per annum. The number of shares of Common Stock to be issued in satisfaction of interest and principal shall be determined by dividing the principal and accrued interest by the greater of 105% of the twenty (20) day average closing price of the Company's Common Stock immediately preceding the date the Note holder elects to have the Note satisfied with Common Stock, or the Closing Price on that date. Under no circumstance can the conversion price be below the fair market price of the Company's Common Stock on the date the Note holder elects to have the Note satisfied with Common Stock. The Company may request draw down(s) under the Facility through December 31, 2008.

Subsequently, from June 2008 to October 2008 a total of nine unsecured subordinated promissory notes were issued totalling to $1,253,000 in principal. These nine notes are part of a series of draw downs against a Credit Facility Agreement. The Company repaid $150,000 in principal and interest due to a shareholder of the Company who by separate agreement with the above debt holder and the Company agreed to provide funding to the Company under the credit facility.

On November 3, 2008 the Company recorded $275,922 in the Consolidated Statements Of Changes In Stockholders' Equity (Deficit) relating to a loss on extinguishment of debt as a payment to a director and shareholder of the Company to surrender the right to convert the existing notes payable into common stock of the Company. On November 3, 2008, the "February 9, 2007 Consolidated Note" with a principal amount of $2,308,148, the "March 7, 2007 Consolidated Subordinated Note" with principal amount of $1,002,589 and all notes issued under the Credit Facility Agreement of June 2, 2008 in the principal amount of $1,103,000 have been extinguished through a repayment of $2,200,000 and the balance of principal and interest has been converted into a convertible debenture.

LIQUIDITY AND CAPITAL RESOURCES

ESW's principal sources of operating capital have been the proceeds from its various financing transactions; in 2007 ESW generated $674,213 of cash from operations. In 2008, the Company used $4,855,230 of cash to sustain operating activities. As of December 31, 2008 and 2007, the Company had cash and cash equivalents of $ 2,247,623 and 2,891,088 respectively.

Net Cash used in operating activities for the year ended December 31, 2008 amounted to $4,855,230. This amount was attributable to the net loss of $7,091,252, plus non cash expenses such as depreciation, amortization, amortization of the fair value of the debenture warrant and others of $1,939,350, and a decrease in net operating assets and liabilities of $296,672. Net Cash provided by operating activities for the year ended December 31, 2007 amounted to $674,213. This amount was attributable to the loss of $2,163,621, plus non cash expenses such as depreciation, amortization, amortization of the fair value of the debenture warrant and others of $2,642,625, and a decrease in net operating assets and liabilities of $195,209.

Net Cash used in investing activities was $445,676 for the year ended December 31, 2008 as compared to $515,173 for the year ended December 31, 2007. The capital expenditures during 2008 were primarily dedicated to production tooling changes, purchases / development of presses and rolling equipment required for ESW's new product lines.

Net cash provided by financing activities totalled $4,856,233 for the year ended December 31, 2008 as compared to $888,436 for the year ended December 31, 2007.
      o $1,253,000 was received through the issuance of notes payable from the $1.5 Million Credit Facility Agreement entered into with a director and shareholder of the Company.
      o $324,046 was borrowed against a line of credit agreement with a Canadian chartered bank, repayments on bank loan amounted to $246,878.
      o On November 3, 2008 the Company completed a transaction whereby it issued $6.0 million of 9% convertible debentures to six accredited investors. The $ 6 Million of proceeds from the financing were used in part to repay
            o $2,402,689 of notes payable and related interest on the notes to related parties.
                  o The Company repaid $150,000 in principal and $4,475 interest due to a shareholder of the Company who by separate agreement with the Company agreed to provide funding to the Company under the $1.5 Million Credit Facility.
                  o On November 7, 2008 the "February 9, 2007" Consolidated Note with a principal amount of $2,308,148, the "March 7, 2007" Consolidated Subordinated Note with a principal amount of $1,002,589 and the balance of the unpaid notes issued under the Credit Facility Agreement of June 2, 2008 with the principal amount of $1,103,000 were extinguished through a repayment of $2,200,000 the principal portion only of the $2,308,148 Consolidated Note and $48,214 as taxes withholding and the balance of principal and interest has been converted into a new convertible debenture agreement of $3,000,000.

      o     Legal fees paid for Convertible Debentures amounted to $59,738.

In 2007 a total of $1,085,340 was received through the issuance of notes payable, ESW repaid $500,000 of notes payable and $310,000 was received through the issuance of shares from the exercise of options and warrants.
      o $40,500 for the exercise of 150,000 options exercisable at $0.27 per share and issued 150,000 shares of common stock.
      o $252,500 for the exercise of 505,000 options exercisable at $0.50 per share and issued 505,000 shares of common stock.
      o $17,000 for the exercise of 20,000 warrants at $0.85 per share to purchase 20,000 shares of common stock.

In 2007, ESW elected to issue shares of common stock as payment of interest earned on its 4% convertible debentures that were issued in September 2004. A total of 338,889, 387,302 and 348,571 shares of common stock were issued to 10 debenture holders for the $244,000 of accrued interest earned each year through September 13, 2007, 2006 and 2005 respectively. On September 13, 2007, the related Convertible Debentures matured. Pursuant to the terms of the Debentures, ESW elected to satisfy the Debentures through the issuance of 12,200,000 shares of the Company's common stock, $0.001 par value.

During the year 2008, $11,508 was repaid under our capital lease obligation. In 2007, $6,904 was repaid under our capital lease obligation.

In 2007, ESW's subsidiary, ESW Canada entered into a $2.5 Million revolving credit facility with Royal Bank of Canada ("RBC"), to finance orders on hand. This credit line will provide ESW with the working capital to complete larger contracts. Effective September 2, 2008, ESW completed its negotiations with Royal Bank of Canada and entered into an amendment to the secured commercial loan agreement. The amendment to the Agreement extends the term of the Agreement from June 30, 2008 through June 30, 2009. In addition to extending the term of the Agreement, certain financial covenants have also been amended. The new arrangement in the agreement provides for a revolving facility available by way of a series of term loans of up to $750,000 to finance future production orders. The Credit Facility is guaranteed by the Company and its subsidiary ESW Canada through the pledge of their assets to secure RBC. The Credit Facility bears interest at a base rate of one and a half percentage (1.5%) points above the Canadian prime rate. At the time ESW Canada entered into the extension and amendment to the Credit Facility, there was no outstanding obligations due to RBC under the Credit Facility. As of December 31, 2008, $ 77,168 is outstanding and due to RBC under the Credit Facility.

On November 3, 2008, ESW issued $6.0 million of convertible debentures (the "Debentures") to six accredited investors under Rule 506 of Regulation D. The Debentures are for a term of three years and are convertible into shares of the Company's common stock at the option of the holder at any time six (6) months after the date of issuance of the Debenture by dividing the principal amount of the Debentures to be converted by $0.25. ESW used $2.2 Million of the cash to pay down a previously issued promissory note as well as settling all the other notes previously issued by the Company. In addition to the $6.0 million, an additional $3.0 Million of convertible Debt has been issued. Currently ESW has a principal amount of $9.0 million of Convertible debt at December 31, 2008 ($8,943,581 net of deferred costs of $56,419) all at the same terms and conditions. (See Debt structure for further details.)

The expansion and capital expenditures made during 2007 and 2008 and ESW's intent to capitalize on an anticipated increase in demand for ESW`s products are the steps that ESW has taken to become profitable and generate positive cash flow. Based on ESW's current operating plan, management believes that at December 31, 2008 cash balances, anticipated cash flows from operating activities, and, the appropriate borrowings under our credit facility and other available financing sources, such as the issuance of debt or equity securities will be sufficient to meet our working capital needs on a short-term basis for at least the next nine months. Overall, capital adequacy is monitored on an ongoing basis by our management and reviewed quarterly by the Board of Directors.

The industry that ESW operates in is capital intensive and there is a timing issue bringing product to market which is considered normal for this industry. ESW continues invest in research and development to prove up its technologies and bring them to the point where its customers have a high confidence level allowing them to place larger orders. The length of time a customer needs to build confidence in ESW's technologies cannot be predetermined and as a result, during 2008, ESW sustained an operating loss as a result of not generating sufficient sales to generate a profit from operations. There is no assurance that the Company will be successful in achieving sufficient cash flow from its current operations. Although this indicates a potential working capital deficiency and a potential concern about the Company's ability to continue to operate as going concern, ESW's management believes that the revenues will increase once certain ESW products obtain verification. Certain products, (See
ITEM 1. BUSINESS - PRODUCT CERTIFICATION) are currently in the verification/certification stages and ESW believes that these products, will be verified by CARB and EPA during 2009. ESW also has a good history of receiving capital infusions when needed.

ESW's principal source of liquidity in 2007 was cash provided from prior financing activities along with a small amount contributed from operations. In 2007, ESW also received funds from the exercise of options and warrants. ESW did not produce sufficient cash from operations in 2008 to support its expenditures; the November 3, 2008 the $6.0 million offering of convertible debentures along with continued borrowing on ESW's credit facility afforded ESW the opportunity to support its operations and to execute its business plan. ESW's principal use of liquidity will be to finance any further capital expenditures needed, to provide working capital availability and to pay previously issued debt. ESW does not anticipate having any major capital expenditures in 2009 related to the general operation of our business, however should the need arise for further tooling or equipment as a result of specific orders or the introduction of new product lines, ESW would evaluate the need and make provisions as necessary. ESW does not expect that total capital expenditures for 2009 will amount to more than $300,000.

Should ESW not be profitable, it will need to finance its operations through other capital financings. ESW continues to seek, equity financing and/or debt financing in the form of private placements at favourable terms, or the exercise of currently outstanding derivatives that would provide additional capital. However, such additional financing may not be available to ESW, if and when needed, on acceptable terms or at all. ESW intends to retain any future earnings to retire debt, finance the expansion of its business, necessary capital expenditures, and for general corporate purposes.

ESW's operating profitability requires increased sales coupled with lower overall cost to manufacture its products and to improve both sales and administrative productivity through process and system enhancements. This will be largely dependent on the success of ESW's initiatives to streamline its infrastructure and drive its operational efficiencies across the Company. ESW's failure to successfully implement these initiatives, or the failure of such initiatives to result in improved profit margins, could have a material adverse effect ESW's liquidity, financial position, and results of operations.

ESW believes the success of its newly developed products will continue to motivate others to develop similar designs, many of the same functional and physical characteristics as ESW's product. ESW has patents covering the technology embodied in its products, and intend to enforce those patents as appropriate. If ESW is not successful in enforcing its patents, competition from such products could adversely affect ESW's market share and prices for its products. Although overall pricing has been stable recently, the average price of ESW's products may decline in the future. There is no assurance that current or future products will be able to successfully compete with products developed by others.

ESW expects an increase in consulting and audit fees related to the impact of our Sarbanes-Oxley internal control certification efforts, with which we are required to be in compliance by December 31, 2009.

Effective February 7, 2008, ESW accounted for stock-based compensation plans in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment" which requires a fair value method of accounting for compensation costs related to our stock-based compensation plans. Under the fair value method recognition provision of the statement, a share-based payment is measured at the grant date based upon the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards requires judgment in estimating employee and market behaviour. If actual results differ significantly from these estimates, stock-based compensation expense and ESW's results of operations could be materially impacted. For the years ended December 31, 2008 and 2007, as a result of adopting SFAS No. 123(R), ESW's results of operations incurred an additional expense of $13,646 and $776,271 respectively.

ESW has 700,000 Class A special shares recorded at $453,900 (based on the historical exchange rate at the time of issuance.), authorized, issued, and outstanding. The Class A special shares are issued by ESW's wholly-owned subsidiary BBL Technologies, Inc. ("BBL") without par value, and are redeemable on demand by the Holder of the shares which is a private Ontario Corporation at $700,000 Canadian (which translates to ($574,713 USD) at December 31, 2008. As the Class A special shares are issued by ESW's wholly-owned subsidiary BBL, the maximum value upon which ESW is liable is the net book value of BBL. At December 31, 2008 BBL had an accumulated deficit and therefore would be unable to redeem the Class A special shares at their ascribed value.

DEBT STRUCTURE

On January 9, 2007, the Company paid back the $0.5 million subordinated promissory note it had previously issued on November 13, 2006 in the principal amount of $500,000 by paying the Holder the sum of $506,780 in cash, representing $500,000 principal and $6,780 interest. Subsequently, on February 9, 2007, the two unsecured subordinated promissory notes in the principal amount of $1.2 million and $1.0 million and accrued interest were consolidated into one unsecured subordinated demand note with principal amount of $2,308,148 (the "Consolidated Note). In accordance with the terms of the Consolidated Note, same will be due and payable to Holder upon demand. As with the original Promissory Notes, the Consolidated Note will continue to bear interest at a rate of 9% per annum if principal and interest are paid by the Company in cash, or if principal and interest are paid in shares of restricted common stock of the Company, the Consolidated Note will bear interest at a rate of 12% per annum. The Company may repay the Consolidated Note without penalty at any time.

On February 15, 2007 the Company issued a $500,000 unsecured subordinated demand promissory note to a member of the Company's Board of Directors. The Note will bear interest at 9% per annum and is payable upon demand.

On March 7, 2007 the Company entered into an agreement whereby it borrowed the sum of $500,000 from a member of the Company's Board of Directors and consolidated this sum with the principal and accrued interest of the $500,000 unsecured demand promissory note previously issued on February 15, 2007 (the "Consolidated Subordinate Note"). This Consolidated Subordinate Note is in the principal amount of $1,002,589 and bears interest at a rate of 9% per annum and is payable upon demand. The Company may repay the Consolidated Subordinate Note without penalty at any time.

Effective June 2, 2008 the Company entered into a Credit Facility Agreement a director and shareholder of the Company. Pursuant to the Agreement, the Company can request draw down(s) under the Facility of up to $1,500,000 in the aggregate with funds to be used for general working capital purposes. All request(s) to draw down under the Facility are subject to the debt holders consent and approval. An approved draw down by the Company under the Facility will be represented by a 9% unsecured subordinated demand promissory note issued by the Company to the debtor or his designee. The Company may repay the Note at anytime without penalty. At the option of the Note holder, in lieu of cash, principal and interest earned on the Note can be repaid in restricted common stock of the Company. Should the Note holder elect to receive stock of the Company, interest on principal will be calculated at a rate of 12% per annum. The number of shares of Common Stock to be issued in satisfaction of interest and principal shall be determined by dividing the principal and accrued interest by the greater of 105% of the twenty (20) day average closing price of the Company's Common Stock immediately preceding the date the Note holder elects to have the Note satisfied with Common Stock, or the Closing Price on that date. Under no circumstance can the conversion price be below the fair market price of the Company's Common Stock on the date the Note holder elects to have the Note satisfied with Common Stock. The Company may request draw down(s) under the Facility through December 31, 2008.

Subsequently, from June 2008 to October 2008 a total of nine unsecured subordinated promissory notes were issued totalling to $1,253,000 in principal. These nine notes are part of a series of draw downs against a Credit Facility Agreement. The Company repaid $154,475 in principal and interest due to a shareholder of the Company who by separate agreement with the above debt holder and the Company agreed to provide funding to the Company under the credit facility.

On November 3, 2008 the Company recorded $275,922 in the Consolidated Statements Of Changes In Stockholders' Equity (Deficit) towards loss on extinguishment of debt as a payment to a director and shareholder of the Company to surrender the right to convert the existing notes payable into common stock of the Company. Also, on November 3, 2008 the February 9, 2007 Consolidated Note with principal amount of $2,308,148, the March 7, 2007 Consolidated Subordinate Note with principal amount of $1,002,589 and all notes issued under the Credit Facility Agreement of June 2, 2008 in the principal amount of 1,103,000 have been extinguished through a repayment of $2,200,000 the principal portion only of the $2,308,148 Consolidated Note and $48,214 as taxes withholding and the balance of principal and interest has been converted into a convertible debenture.

As at December 31, 2008, principal and interest accrued on notes payable to related party was $ nil. As at December 31, 2007 $258,885 of interest payable has been accrued on the $1,002,589, and the $2,308,148 notes payable to related party.

On November 3, 2008, the Company completed a transaction whereby it issued $6.0 million of 9% convertible debentures to six accredited investors. The Debentures are for a term of three years and are convertible into shares of the Company's common stock at the option of the holder at any time six (6) months after the date of issuance of the Debenture by dividing the principal amount of the Debenture to be converted by $0.25. The Debentures earn interest at a rate of 9% per annum payable in cash or in shares of the Company's common stock at the option of the holder. If the Holder elects to receive interest in shares of common stock, the number of shares of common stock to be issued for interest shall be determined by dividing accrued interest by $0.25. Subject to the holder's right to convert, the Company has the right to redeem the Debentures at a price equal to one hundred and ten percent (110%) multiplied by the then outstanding principal amount plus unpaid interest to the date of redemption. Upon maturity, the debenture and interest is payable in cash or common stock at the option of the Holder. The Debentures contain customary price adjustment protections.

From the proceeds, the Company elected to repay $2.2 million, the principal portion only, of a previously issued Consolidated Note to a company controlled by a trust to which a director and shareholder of the Company is the beneficiary. The debt holder has agreed to have the remaining amount of $433, 923, due under the note, to be applied to a subscription to a Debenture under the November 3, 2008 offering.

Concurrently, the Company has agreed to repay a Consolidated Subordinate Note that it had previously issued to debt holder who is a director and shareholder of the Company in the principal amount of $1.02 million. The debt holder has agreed to have the full amount of principal and accumulated interest, in the amount of $1,158,024 due under the note, applied to a subscription of a Debenture under the offering.

Additionally the Company's $1.5 million credit facility also provided by the same debt holder, on which the Company had drawn down the sum of $1,103,000 as of November 3, 2008, will also be satisfied by way of issuance of Debentures under the November 3, 2008 offering. With the agreement to settle all the notes previously issued by the Debt holder is subscribing to an aggregate of $2,566,077 of Debentures under the offering.

As at December 31, 2008, the new Convertible Debenture amounted to $8,943,851 net of deferred costs of $56,419, with corresponding accrued interest of $125,753.

In 2007, ESW's subsidiary, ESW Canada entered into a $2.5 Million revolving credit facility with Royal Bank of Canada, to finance orders on hand. This credit line will provide ESW with the working capital to complete larger contracts. Effective September 2, 2008, we completed our negotiations with Royal Bank of Canada and entered into an amendment to the secured commercial loan agreement originally entered into March 19, 2007. The amendment to the Agreement extends the term of the Agreement from June 30, 2008 through June 30, 2009. In addition to extending the term of the Agreement, certain financial covenants have also been amended. The new arrangement in the agreement provides for a revolving facility available by way of a series of term loans of up to $750,000 to finance future production orders. The Credit Facility is guaranteed by the Company and its subsidiary ESW Canada through the pledge of their assets to secure RBC. The Credit Facility bears interest at a base rate of one and a half percentage (1.5%) points above the Canadian prime rate. At the time ESW Canada entered into the extension and amendment to the Credit Facility, there was no outstanding obligations due to RBC under the Credit Facility. As of December 31, 2008 $77,168 is outstanding due to RBC under the Credit Facility.

The amount of availability at any time is dependent upon various factors, including, the amount of open export orders on hand, and the amount of eligible receivables. The terms relating to the credit agreement specifically note that at the time of any borrowing under the credit agreement, the Company's subsidiary ESW Canada Inc. maintain a tangible net worth of at least $1.5 million.

The credit agreement contains, among other things, covenants, representations and warranties and events of default customary for a facility of this type for both the Company and its subsidiary ESW Canada Inc. Such covenants include certain restrictions on the incurrence of additional indebtedness, liens, acquisitions and other investments, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other repurchases in respect of capital stock, voluntary prepayments of certain other indebtedness, capital expenditures and transactions with affiliates, subject to certain exceptions. Under certain conditions amounts outstanding under the credit agreements may be accelerated. Such events include failure to pay any principal, interest or other amounts when due, failure to comply with covenants, breach of representations or warranties in any material respect, non-payment or acceleration of other material debt, entry of material judgments not covered by insurance, or a change of control of the Company.

ESW's ability to service our indebtedness in cash will depend on its future performance, which will be affected by prevailing economic conditions, financial, business, regulatory and other factors. Certain of these factors are beyond ESW's control. ESW believes that, based upon its current business plan, it will be able to meet its debt service obligations when due. Significant assumptions underlie this belief, including, among other things, that ESW will be successful in implementing its business strategy, that some of ESW's new products receive verification from the appropriate regulatory authorities, and that there will be no material adverse developments in ESW's business, liquidity or capital requirements. If ESW cannot generate sufficient cash flow from operations to service its indebtedness and to meet other obligations and commitments, ESW might be required to refinance its debt or to dispose off assets to obtain funds for such purpose. There is no assurance that refinancing or asset dispositions or raising funds from sales of equity or otherwise could be effected on a timely basis or on satisfactory terms, ESW's ability to pay principal and interest on its debt would be impaired. In such circumstance, ESW would have to issue shares of its common stock as repayment of this debt, which would be of a dilutive nature to ESW's present shareholders.

CONTRACTUAL OBLIGATIONS

LEASES

Effective November 24, 2004, ESW's wholly owned subsidiary ESW America Inc. entered into a lease agreement for approximately 40,200 square feet of leasehold space, which houses our research and development facilities in Montgomery Township, Pennsylvania. The lease commenced on January 15, 2005 and expires January 31, 2010. Effective December 20, 2004, ESW's wholly owned subsidiary ESW Canada Inc. entered into an offer to lease agreement for approximately 50,000 square feet of leasehold space which houses its executive offices and a manufacturing plant located in Concord, Ontario Canada.

The following breakdown as at December 31, 2008 is the total, of the minimum annual lease payments outstanding, for both leases.

                               YEAR         $
                               -----------------
                               2009     $439,601
                               2010     $144,388

CAPITAL LEASE OBLIGATION

The Company is committed to the following lease payments in connection with the acquisition of capital assets under capital leases:


                                  YEAR                     $
                                  ----------------------------
                                  2009                  19,289
                                  2010                  11,387
                                  2011                   2,488
                                  2012                   1,037
                                                       -------
                                  TOTAL                $34,201


             Less imputed interest                      (3,195)
                                                       -------
             Total obligation under capital lease      $31,006

             Less current portion                      (12,001)
                                                       -------
             TOTAL LONG-TERM PORTION                   $19,005
                                                       =======

The Company has incurred $4,157 interest expense on capital leases for the year.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

GENERAL

ESW's discussion and analysis of the financial condition and results of operations is based upon its consolidated financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles, in the United States ("US GAAP").

A critical accounting policy is defined as one that is both material to the presentation of ESW's financial statements and requires management to make difficult, subjective or complex judgments that could have a material effect on ESW's financial condition and results of operations. Specifically, critical accounting estimates generally require management to make assumptions about matters that are highly uncertain at the time of the estimate; and if different estimates or judgments were used, the use of these estimates or judgments would have a material effect on ESW's financial condition or results of operations.

The estimates and judgments ESW makes that affect the reported amount of assets, liabilities, revenues and expenses are based on historical experience and on various other factors, which ESW believes to be reasonable in the circumstances under which they are made. Actual results may differ from these estimates under different assumptions or conditions. ESW considers accounting policies related to revenue recognition, the valuation of inventories, research and development and accounting for the value of long-lived assets and intangible assets to be critical accounting policies.

REVENUE RECOGNITION AND EVALUATION OF DOUBTFUL ACCOUNTS

ESW recognizes revenue when it is realized or realizable and earned. ESW considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred, the amount is fixed and determinable, risk of ownership has passed to the customer and collection of the resulting receivable is reasonably assured.

On a monthly basis, an aged account receivable report is produced and ESW reviews all account receivables. ESW reviews all amounts outstanding greater than sixty days. Based on previous customers payment history, ESW management determines whether an (or portion of an) allowance needs to be provided on each customers' outstanding balance.

INVENTORIES

Raw materials are stated at the lower of cost and replacement cost. Work in process and finished goods inventories are stated at the lower of cost and net realizable value. These costs include the cost of materials plus direct labor applied to the product and the applicable share of overhead. Cost is determined on a first-in-first-out basis.

ESW's policy for valuation of inventory, including the determination of obsolete or excess inventory, requires ESW management to estimate the future demand for the Company's product. Inventory is subject to inexact estimates by management.

ESW purchases on a "buy to order" basis. When a customer orders a product, then ESW purchases the majority of the materials to start the manufacturing the product.

IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLE ASSETS

ESW assesses the impairment of long-lived assets and intangible assets annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable.

Intangible assets are stated at cost less accumulated amortization and are comprised of licenses and patents. Unforeseen events, changes in circumstances and market conditions, and material differences in the value of long-lived and intangible assets due to changes in estimates of future cash flows could affect the fair value of the ESW's assets and require an impairment charge. Intangible assets are reviewed annually to determine if any events have occurred that would warrant further review. In the event that a further assessment is required, ESW will analyze estimated discounted future cash flows to determine whether the carrying value of the intangible asset will be recovered and if an impairment charge will be required.

Patents include all costs necessary to acquire intellectual property such as patents and trademarks, as well as legal costs arising out of litigation relating to the assertion of any Company-owned patents.

RESEARCH AND DEVELOPMENT

ESW is engaged in research and development work. Research and development costs for the acquisition of capital assets that have a future benefit have been capitalized. Due to uncertainties all other costs relating to research and development have been expensed as incurred. Any grant money received will be used to offset these expenditures.

NEW ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The Company has evaluated the impact of SFAS No. 162 on its financial statements, and the adoption of this statement does not have a significant effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 ("SFAS 161"). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No.133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. ESW will be required to adopt SFAS 161 in the first quarter of 2009. ESW currently does not have any derivative financial instruments subject to accounting or disclosure under SFAS 133; therefore, ESW does not expect the adoption of SFAS 161 to have a significant on our consolidated statement of financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R establishes principles and requirements for how a company recognizes assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at fair value at the acquisition date. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effect of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. ESW will consider the effect of SFAS 141 and its impact on any future acquisitions.

In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interest of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a significant effect on its financial position, results of operation or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115," ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). SFAS 159 became effective for the Company on January 1, 2008. The Company has evaluated SFAS 159 and has chosen not to adopt SFAS No. 159.

No new accounting pronouncements have been issued during the fiscal year ended December 31, 2008 that would have a material impact on ESW's financial statements. ESW has reviewed the status of its accounting pronouncements and believes there are no significant changes from that disclosed in this report.

FOREIGN CURRENCY TRANSACTIONS

The results of operations and the financial position of ESW's operations in Canada is principally measured in Canadian currency and translated into U.S. dollars. The future effects of foreign currency fluctuations between U.S. dollars and Canadian dollars will be somewhat mitigated by the fact that certain expenses will be generally incurred in the same currency in which revenues will be generated. The future reported income of ESW's Canadian subsidiary would be higher or lower depending on a weakening or strengthening of the U.S. dollar against the Canadian currency. In 2008, the Company experienced a net gain on foreign exchange due the strengthening of the U.S. Dollar against the Canadian dollar.

A portion of ESW's assets are based in its foreign operation and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, Accordingly, ESW's consolidated stockholders' investment will fluctuate depending upon the weakening or strengthening of the Canadian currency against the U.S. dollar.

Adjustments resulting from ESW's foreign Subsidiaries' financial statements are included as a component of other comprehensive income within stockholders equity because the functional currency of subsidiaries is non-USD.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ESW is exposed to financial market risks, including changes in currency exchange rates and interest rates. The Company also has foreign currency exposures at its foreign operations related to buying and selling currencies other than the local currencies. The risk under these interest rate and foreign currency exchange agreement is not considered to be significant.

FOREIGN EXCHANGE RISK

ESW's foreign subsidiaries conduct their businesses in local currency pre dominantly the Canadian Dollar. ESW's exposure to foreign currency transaction gains and losses is the result of certain net receivables due from its foreign subsidiaries. ESW's exposure to foreign currency translation gains and losses also arises from the translation of the assets and liabilities of its subsidiaries to U.S. dollars during consolidation. ESW recognized a translation loss of $198,792 in 2008 reported in the Consolidated Statements of Changes in Stockholders' Equity (Deficit) primarily as a result of generally strengthening U.S. dollar against the Canadian Dollar.

ESW's strategy for management of currency risk relies primarily upon conducting its operations in the countries' respective currency and ESW may, from time to time, engage in hedging intended to reduce its exposure to currency fluctuations. At December 31, 2008, ESW had no outstanding forward exchange contracts.

INTEREST RATE RISK

ESW invests in highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase. These investments are fixed rate investments. Investments in fixed rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. However due to the limited amount of investment in such securities and their terms restricted to three months or less, ESW does not expect the impact on these investments to be material. At December 31, 2008, ESW had nil investments.

The interest payable on one of ESW`s subsidiaries bank loan is based on variable interest rates and therefore affected by changes in market interest rates. The Canadian prime business interest rates have decreased over the last two years. The average interest rate the Company is paying is 5.25%. Falling interest rates have positively impacted interest expense. Due to the short term nature of these loans the impact of changing interest rates is not considered significant.

ESW currently has no variable-rate, long-term debt that exposes ESW to interest rate risk. As of December 31, 2008, ESW has principal $9 million of convertible debentures with a fixed interest rate of 9%. Generally, the fair market value of ESW`s fixed interest rate convertible debentures will increase as interest rates fall and decrease as interest rates rise. As at December 31, 2008, the new Convertible Debenture amounted to $8,943,581 net of deferred costs of $56,419.

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS

To the Board of Directors and Stockholders of Environmental Solutions Worldwide, Inc.
Toronto, Ontario, Canada

We have audited the accompanying consolidated balance sheets of Environmental Solutions Worldwide, Inc. and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity (deficit), and cash flows for each of the two years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.

Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Environmental Solutions Worldwide, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Deloitte & Touche LLP

Independent Registered Chartered Accountants
Licensed Public Accountants
April 8, 2009

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                           CONSOLIDATED BALANCE SHEET
                                  DECEMBER 31,

                                                                       2008            2007
                                                                   ------------    ------------
ASSETS
Current assets
      Cash and cash equivalents (Note 4)                           $  2,247,623    $  2,891,088
      Accounts receivable, net of allowance                             103,728         271,703
          for doubtful accounts of $1,901 (2007 - $NIL) (Note 2)
      Inventory (Note 5)                                                723,812       1,030,843
      Prepaid expenses and sundry assets                                313,936         138,713
                                                                   ------------    ------------
          Total current assets                                        3,389,099       4,332,347

Property, plant and equipment under construction (Note 6)               171,445          18,622

Property, plant and equipment, net of accumulated
      depreciation of $ 3,530,182                                     3,324,364       4,105,746
      (2007 - $2,460,565) (Note 6)

Patents and trademarks, net of accumulated
      amortization of $1,688,157                                        440,734         649,196
      (2007 - $1,475,077) (Note 2)
                                                                   ------------    ------------
                                                                   $  7,325,642    $  9,105,911
                                                                   ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Accounts payable                                             $    420,277    $    145,352
      Accrued liabilities                                               258,155         459,533
      Notes payable to related party (Note 7)                                --       3,310,737
      Bank loan (Note 8)                                                 77,168              --
      Redeemable class A special shares (Note 9)                        453,900         453,900
      Current portion of capital lease obligation (Note 15)              12,001          13,032
                                                                   ------------    ------------
          Total current liabilities                                   1,221,501       4,382,554

Long Term Liabilities
      Convertible Debentures net of deferred costs                    8,943,581              --
           of $56,419 (2007 - $NIL)  (Note 10)
      Capital lease obligation (Note 15)                                 19,005          29,482
                                                                   ------------    ------------
          Total Long Term liabilities                                 8,962,586          29,482

          Total liabilities                                          10,184,087       4,412,036
                                                                   ------------    ------------
Commitments and contingencies (Note 15)

Stockholders' Equity (Note 12)(Note 13)
      Common stock, $0.001 par value, 125,000,000
          shares authorized; 72,973,851 shares
          issued and outstanding                                         72,972          72,972
      Additional paid-in capital                                     25,403,485      25,665,761
      Accumulated other comprehensive income                            251,526         450,318
      Accumulated deficit                                           (28,586,428)    (21,495,176)
                                                                   ------------    ------------
          Total stockholders' (deficit) / equity                     (2,858,445)      4,693,875
                                                                   ------------    ------------
                                                                   $  7,325,642    $  9,105,911
                                                                   ============    ============

The accompanying notes are an integral part of these financial statements

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS AND
                     COMPREHENSIVE LOSS FOR THE YEARS ENDED
                                  DECEMBER 31,

                                                                  2008            2007
                                                              ------------    ------------
Revenue
      Net sales                                               $    885,206    $  9,310,504

Cost of sales                                                      834,837       3,678,088
                                                              ------------    ------------
Gross profit                                                        50,369       5,632,416
                                                              ------------    ------------
Operating expenses
      Marketing, office and general costs                        3,683,165       3,768,710
      Research and development costs                             1,323,754         757,900
      Officers' compensation and directors fees                    611,293       1,240,070
      Consulting and professional fees                             171,746         138,021
      Foreign exchange (gain) / loss                              (186,743)        357,850
      Depreciation and amortization                              1,125,038       1,141,173
                                                              ------------    ------------
                                                                 6,728,253       7,403,724
                                                              ------------    ------------
Loss from operations                                            (6,677,884)     (1,771,308)

Interest on long term debt                                        (129,072)       (171,636)
Interest on notes payable to related party                        (304,146)       (284,282)
Interest Income                                                     19,850          63,605
                                                              ------------    ------------
Net loss                                                      $ (7,091,252)   $ (2,163,621)
                                                              ------------    ------------
Other comprehensive (loss)/gain:
      Foreign currency translation of Canadian subsidiaries       (198,792)        450,318
                                                              ------------    ------------
Comprehensive loss                                            $ (7,290,044)   $ (1,713,303)
                                                              ------------    ------------
Loss per share (Basic and diluted)                            $      (0.10)   $      (0.03)
                                                              ============    ============
Weighted average number of shares outstanding                   72,973,851      63,602,387
                                                              ============    ============

    The accompanying notes are an integral part of these financial statements


                                           ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                             CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                                   AND COMPREHENSIVE INCOME
                                        FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007


                                                                                  ACCUMULATED
                                                                                  ADDITIONAL
                                                                                     OTHER
                                            COMMON STOCK             PAID-IN     COMPREHENSIVE     ACCUMULATED
                                       SHARES         AMOUNT         CAPITAL         INCOME          DEFICIT           TOTAL
                                    ------------   ------------   ------------    ------------    ------------    ------------
December 31, 2006                     59,753,240   $     59,752   $ 18,243,710    $         --    $(19,331,555)   $ (1,028,093)

Net loss                                      --             --             --              --      (2,163,621)     (2,163,621)

Stock-based compensation                      --             --        776,271              --              --         776,271

Common stock issued from exercise
  of options                             655,000            655        292,345              --              --         293,000

Common stock issued for services           6,722              6          4,994              --              --           5,000

Issuance of common stock for
  interest on debentures                 338,889            339        243,661              --              --         244,000

Issuance of common stock for
  principal on debentures             12,200,000         12,200      6,087,800              --              --       6,100,000

Common stock issued from exercise
  of warrants                             20,000             20         16,980              --              --          17,000

Foreign currency translation of
  Canadian subsidiaries                       --             --             --         450,318              --         450,318
                                    ------------   ------------   ------------    ------------    ------------    ------------
December 31, 2007                     72,973,851   $     72,972   $ 25,665,761    $    450,318    $(21,495,176)   $  4,693,875

Net loss                                      --             --             --              --      (7,091,252)     (7,091,252)

Stock-based compensation                      --             --         13,646              --              --          13,646

Loss on extinguishment of debt
  with related party                          --             --       (275,922)             --              --        (275,922)

Foreign currency translation of
  Canadian subsidiaries                       --             --             --        (198,792)             --        (198,792)
                                    ------------   ------------   ------------    ------------    ------------    ------------
December 31, 2008                     72,973,851   $     72,972   $ 25,403,485    $    251,526    $(28,586,428)   $ (2,858,445)
                                    ------------   ------------   ------------    ------------    ------------    ------------

   The accompanying notes are an integral part of these financial statements

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                            2008           2007
                                                                        -----------    -----------
Net Loss                                                                $(7,091,252)   $(2,163,621)
                                                                        -----------    -----------
Adjustments to reconcile net loss to net cash
       used in operating activities:
          Depreciation of property, plant and equipment                   1,069,617      1,066,311
          Amortization of patents and trademarks                            213,080        212,158
          Provision (Recovery) for uncollectible accounts                     1,901             --
          Interest on long term debt                                        125,753        171,636
          Interest on notes to related party                                304,146        284,282
          Amortization of debenture warrant fair value                           --        123,803
          Amortization of deferred costs                                      3,318             --
          Common stock issued for services provided                              --          5,000
          Loss on disposal of property, plant and equipment                      --          3,164
          Stock based compensation                                           13,646        776,271
          Write down of Inventory                                           207,889             --
                                                                        -----------    -----------
                                                                          1,939,350      2,642,625
Increase (decrease) in cash flows from operating
       activities resulting from changes in:
          Accounts receivable                                               166,074        157,797
          Inventory                                                          99,142        675,403
          Prepaid expenses and sundry assets                               (175,223)        15,696
          Accounts payable and accrued liabilities                          206,679       (653,687)
                                                                        -----------    -----------
                                                                            296,672        195,209
                                                                        -----------    -----------
Net cash (used in)/ provided by operating activities                     (4,855,230)       674,213
                                                                        -----------    -----------
Investing activities:
          Proceeds from sale of  property, plant and equipment                   --         15,099
          Acquisition of property, plant and equipment                     (288,235)      (517,702)
          Property, plant and equipment under construction                 (152,823)            --
          Increase in patents and trademarks                                 (4,618)       (12,570)
                                                                        -----------    -----------
Net cash used in investing activities                                      (445,676)      (515,173)
                                                                        -----------    -----------
Financing activities:
          Convertible Debentures                                          6,000,000             --
          Deferred costs - legal fees paid for convertible debentures       (59,738)            --
          Bank loan                                                         324,046             --
          Repayment of bank loan                                           (246,878)            --
          Notes payable from related party                                1,253,000      1,085,340
          Repayment of notes payable to related party                    (2,350,000)      (500,000)
          Repayment of interest on notes payable to related party           (52,689)            --
          Issuance of common stock                                               --        310,000
          Capital lease obligation                                          (11,508)        (6,904)
                                                                        -----------    -----------
Net cash provided by financing activities                                 4,856,233        888,436
                                                                        -----------    -----------
Net (decrease)/increase in cash and equivalents                            (444,673)     1,047,476
Effect of foreign currency translation of Canadian subsidiaries            (198,792)       450,318
Cash and cash equivalents, beginning of year                              2,891,088      1,393,294
                                                                        -----------    -----------
Cash and cash equivalents, end of year                                  $ 2,247,623    $ 2,891,088
                                                                        ===========    ===========
Supplemental disclosures:
  Interest received                                                     $    19,850    $    63,605
                                                                        ===========    ===========

    The accompanying notes are an integral part of these financial statements

NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

Environmental Solutions Worldwide Inc. (the "Company" or "ESW") through its wholly owned subsidiaries is engaged in the design, development, manufacturing and sales of environmental technologies and testing services with its primary focus on the international on-road and off-road diesel market. ESW currently manufactures and markets a line of catalytic emission control and enabling technologies for a number of applications.

The audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"), which contemplates continuation of the company as a going concern. The Company, however, has sustained operating losses and presently lacks a sufficient source of commercial income, which creates uncertainty about the Company's ability to continue as a going concern. The Company's ability to continue operations as a going concern and to realize its assets and to discharge its liabilities is dependent upon obtaining additional financing sufficient for continued operations as well as the achievement and maintenance of a profitable level of operations. Management believes the current business plan if successfully implemented may provide an opportunity for the Company to achieve profitable operations and allow it to continue as a going concern.

The Company has incurred significant losses to date. As of December 31, 2008, the Company has an accumulated deficit of $28,586,428, the Company was successful in its pursuit of its financing initiatives; and on November 3, 2008, the Company raised an additional $6.0 million through the issuance of convertible debentures (See Note 10). However, there is no assurance that the Company will be successful in achieving sufficient cash flow from operations. The ability of the Company to continue as going concern is dependent upon the Company obtaining regulatory approvals for its new line of products, during the current year the company has expensed significant resources and completed the development of products to meet the new 2009 emission standards enforced by the regulators (See ITEM 1. BUSINESS - PRODUCT CERTIFICATIONS for regulations). The Company expects the regulatory approvals to come to fruition in the second quarter of 2009. Any significant delay in achieving or absence of the regulatory approvals would impact the ability of the Company to generate sufficient cash flow from its operations, the Company will be required to significantly reduce or limit operations and /or seek additional financing to fund its continuing operations and meet its obligations as they come due.

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

ESTIMATES

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported period. Actual results could differ from those estimates. Significant estimates include amounts for impairment of property plant and equipment, intangible assets, share based compensation, inventory and accounts receivable exposures.

CONCENTRATIONS OF CREDIT RISK

The Company's cash balances are maintained in various banks in Canada and the United States. Deposits held in banks in the United States are insured up to $100,000 ($250,000 per depositor through December 31, 2009) for each bank by the Federal Deposit Insurance Corporation. The balances at times may exceed these limits.

Accounts Receivable and Concentrations of Credit Risk: The Company performs on-going credit evaluations of its customer's financial condition and generally does not require collateral from its customers. Three of its customers accounted for 32%, 29%, and 15%, respectively of the Company's revenue in the fiscal year 2008 and 32%, 31%, and 0%, respectively of its accounts receivable as at December 31, 2008. Three of its customers accounted for 90%, 2%, and 1%, respectively of the Company's revenue in Fiscal 2007 and 56%, 2%, and 0%, respectively of its accounts receivable as at December 31, 2007.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is estimated and recorded based on management's assessment of the credit history with the customer and current relationships with them. On this basis management has determined that a reserve of $1,901 was appropriate as at December 31, 2008 and that a reserve of $ nil was appropriate as at December 31, 2007.

INVENTORY

Inventory is stated at the lower of cost (first-in first-out) or market. Inventory is periodically reviewed for use and obsolescence, and adjusted as necessary. Inventory consists of raw materials, work in progress and finished goods.

PROPERTY, PLANT AND EQUIPMENT UNDER CONSTRUCTION

The Company capitalizes at cost, customized equipment built to be used in the future day to day operations. Once complete and available for use, the cost for accounting purposes is transferred to property, plant and equipment, where normal depreciation rates apply.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, generally 5 to 7 years. Maintenance and repairs are charged to operations as incurred. Significant renewals and betterments are capitalized.

PATENTS AND TRADEMARKS

Patents and trademarks consist primarily of the costs incurred to acquire them from an independent third party. The Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets," requires intangible assets with a finite life be tested for impairment whenever events or circumstances indicate that a carrying amount of an asset (or asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated discounted cash flow used in determining the fair value of the asset. ESW conducted a test for impairment and as of December 31, 2008 found no impairment.

Patents and trademarks are being amortized on a straight-line basis over their estimated life of ten years. Amortization expense for the year ended December 31, 2008 and 2007 were $213,080 and $212,158 respectively.

DEFERRED COSTS

Deferred costs consist of legal fees paid in connection to the issuance of the new convertible debenture notes during the year. The amount is being amortised in a straight line basis over a three year period from the date of issuance of the new convertible debenture notes. The amortization for the current year is $3,319 (2007 - nil). (See Note: 10). The deferred costs asset for the year ended December 31, 2008, amounted to $56,419 (2007 - $ nil) and has been netted against Convertible Debentures under Long Term Liabilities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

FAS 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. FAS 157 was issued in September 2006 and the Company's adoption of FAS 157 effective January 1, 2008 for financial assets and liabilities did not have an impact on its consolidated financial position, results of operations or cash flows.

Included in the FAS 157 framework is a three level valuation inputs hierarchy with Level 1 being inputs and transactions that can be effectively fully observed by market participants spanning to Level 3 where estimates are unobservable by market participants outside of the Company and must be estimated using assumptions developed by the Company. The Company discloses the lowest level input significant to each category of asset or liability valued within the scope of FAS 157 and the valuation method as exchange, income or use. The Company uses inputs which are as observable as possible and the methods most applicable to the specific situation of each company or valued item.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, notes payable to related party, bank loan, redeemable Class A special shares and capital lease obligation approximate fair value because of the short-term nature of these items. The carrying amount of the convertible debentures approximates their fair value as at December 31, 2008. Interest rate risk is the risk that the value of a financial instrument might be adversely affected by a change in the interest rates. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposure through its normal operating and financing activities.

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

The Company also derives revenue (less than 4% of total revenue) from providing air testing and environmental certification services. Revenues from these services are recognized upon performance.

LOSS PER COMMON SHARE

Loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the year. Common stock equivalents are excluded from the computation of diluted loss per share when their effect is anti-dilutive.

Therefore diluted loss per share has not been calculated for 2008 and 2007. (See
Note 16)

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

The Company has adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109" ("FIN 48") as of January 01, 2007. The implementation of the provisions of FIN 48 requires the Company to make certain estimates and judgments about the application of tax law, the expected resolution of uncertain tax positions and other matters. In the event that uncertain tax positions are resolved for amounts different than the Company's estimates, or the related statutes of limitations expire without the assessment of additional income taxes, the Company will be required to adjust the amounts of the related assets and liabilities in the period in which such events occur. Such adjustments may have a material impact on ESW's income tax provision and results of operations. NOTE 11- INCOME TAXES of the condensed consolidated financial statements describes FIN 48 and the effects on results of operations and financial position arising from its adoption.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company follows SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the assets' carrying amounts may not be recoverable.

In performing the review for recoverability, if future undiscounted cash flows (excluding interest charges) from the use and ultimate disposition of the assets are less than their carrying values, an impairment loss represented by the difference between its fair value and carrying value, is recognized. Management reviewed the related assets for impairment in the fourth quarter and found no impairment.

RESEARCH AND DEVELOPMENT

The Company is engaged in research and development work. Research and development costs, are charged as operating expense of the Company as incurred. Any grant money received for research and development work will be used to offset these expenditures. For the year ended December 31, 2008 and 2007 the Company expensed $1,323,754 and $757,900 respectively towards research and development costs. In 2008 and 2007, grant money amounted to $221,990 and $28,010 respectively.

FOREIGN CURRENCY TRANSLATION

The consolidated financial statements have been translated into United States dollars in accordance with SFAS No. 52, "Foreign Currency Translation". All monetary items have been translated using the exchange rates in effect at the balance sheet date. All non -monetary items have been translated using the historical exchange rates at the time of transactions. Income statement amounts have been translated using the average exchange rate for the year. The unrealized portion of a foreign exchange gain or loss is included in Accumulated other comprehensive income.

COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No.130 (SFAS 130), "Reporting comprehensive income" establishes standards for reporting and display of comprehensive income and its components. For the years ended December 31, 2008 accumulated other comprehensive income was reported as a component of stockholders' equity.

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

For the year ended December 31, 2008, all revenues were generated from the United States.

NOTE 3 - RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The Company has evaluated the impact of SFAS No. 162 on its financial statements, and the adoption of this statement does not have a significant effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 ("SFAS 161"). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No.133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. ESW will be required to adopt SFAS 161 in the first quarter of 2009. ESW currently does not have any derivative financial instruments subject to accounting or disclosure under SFAS 133; therefore, ESW does not expect the adoption of SFAS 161 to have a significant effect on ESW's consolidated statement of financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R establishes principles and requirements for how a company recognizes assets acquired, liabilities assumed, contractual contingencies and contingent consideration measured at fair value at the acquisition date. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effect of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. ESW will consider the effect of SFAS 141R and its impact on any future acquisitions.

In December 2007, the FASB issued SFAS No. 160 "Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interest of the parent and the interest of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not expect the adoption of SFAS 160 to have a significant effect on its financial position, results of operation or cash flows.

In February 2007, the Financial Accounting Standards Board (FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115," ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other assets and liabilities at fair value on an instrument-by-instrument basis (the fair value option). SFAS 159 became effective for the Company on January 1, 2008. The Company has evaluated SFAS 159 and has chosen not to adopt SFAS No. 159.

NOTE 4 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and highly liquid investments purchased with an original or remaining maturity of 90 days or less at the date of purchase.

NOTE 5 - INVENTORY

Inventory is summarized as follows:

                                               DECEMBER 31,
                       INVENTORY            2008          2007
                    ---------------------------------------------
                    Raw materials        $ 503,129    $  761,832
                    Work-In-Process        201,173       251,358
                    Finished goods          19,510        17,653
                    ---------------------------------------------
                          TOTAL          $ 723,812    $1,030,843
                    =============================================

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                                  DECEMBER 31,
          CLASSIFICATION                       2008           2007
          -----------------------------------------------------------
          Plant, machinery and equipment   $ 5,126,108    $ 4,966,177
          Office equipment                     294,250        242,098
          Furniture and fixtures               424,426        421,550
          Vehicles                              12,014         12,014
          Leasehold improvements               997,748        924,472
                                           --------------------------
                                           $ 6,854,546    $ 6,566,311

          Less: accumulated depreciation    (3,530,182)    (2,460,565)
                                           --------------------------
                                           $ 3,324,364    $ 4,105,746
                                           --------------------------

At December 31, 2008 and 2007, the Company had $171,445 and $18,622, respectively, of customized equipment under construction.

The office equipment above includes $17,665 in assets under capital lease with a corresponding accumulated depreciation of $11,668 for the year ended December 31, 2008. As at year ended December 31, 2007 office equipment included $17,665 in assets under capital lease with a corresponding depreciation of $7,879.

The Plant, machinery and equipment above includes $33,957 in assets under capital lease with a corresponding accumulated depreciation of $11,539 for the year ended December 31, 2008. As at year ended December 31, 2007, plant, machinery and equipment included $33,957 in assets under capital lease with a corresponding accumulated depreciation of $4,347.

NOTE 7 - NOTES PAYABLE TO RELATED PARTY

On January 5, 2007 the Company extended the maturity date of the unsecured subordinated promissory note originally issued on June 26, 2006 in the principal amount of $1.2 million; and the August 29, 2006 unsecured subordinated promissory note in the principal amount of $1.0 million, through to January 31, 2007. On February 9, 2007, the Company's two unsecured subordinated promissory notes in the principal amount of $1.2 million and $1.0 million and accrued interest were consolidated into one unsecured subordinated demand note (the "Consolidated Note") with principal amount of $2,308,148.

In accordance with the terms of the Consolidated Note in the principal amount of $2,308,148, the same was due and payable to Holder upon demand. The Consolidated Note bears interest at a rate of 9% per annum if principal and interest are paid by the Company in cash, or if principal and interest are paid in shares of restricted common stock of the Company, the Consolidated Note will bear interest at a rate of 12% per annum. The Company may repay the Consolidated Note without penalty at any time. The Consolidated Note was issued to a company controlled by a trust of which a director and shareholder of our Company is the beneficiary. The holder of the Consolidated Note has the option to receive payment of principal and all accrued interest in the form of restricted shares of the Company's common stock, par value ($0.001) with cost free registration rights.

On February 15, 2007 the Company issued a $500,000 unsecured subordinated demand promissory note to a member of the Company's Board of Directors. On March 7, 2007 the Company issued a second $500,000 unsecured subordinated demand promissory note to a member of the Company's Board of Directors and consolidated this sum with the principal and accrued interest of the $500,000 unsecured demand promissory note previously issued on February 15, 2007 (the "Consolidated Subordinated Note"). The Consolidated Subordinated Note is in the principal amount of $1,002,589. The Consolidated Subordinated Note bears interest at a rate of 9% per annum and is payable upon demand. The Company may repay the Consolidated Subordinated Note without penalty at any time. The Consolidated Subordinated Note was issued to a director and shareholder of the Company.

Effective June 2, 2008 the Company entered into a Credit Facility Agreement with a director and shareholder of the Company. Pursuant to the Agreement, the Company can request draw downs under the Facility of up to $1,500,000 in the aggregate with funds to be used for general working capital purposes. All requests to draw down under the Facility are subject to the debt holders consent and approval. An approved draw down by the Company under the Facility will be represented by a 9% unsecured subordinated demand promissory note (the "Note") issued by the Company to the debtor or his designee. The Company may repay the Note at anytime without penalty. At the option of the Note holder, in lieu of cash, principal and interest earned on the Note can be repaid in restricted common stock of the Company. Should the Note holder elect to receive stock of the Company, interest on principal will be calculated at a rate of 12% per annum. The number of shares of common stock to be issued in satisfaction of interest and principal shall be determined by dividing the principal and accrued interest by the greater of 105% of the twenty (20) day average closing price of the Company's common stock immediately preceding the date the Note holder elects to have the Note satisfied with common stock, or the Closing Price on that date. Under no circumstance can the conversion price be below the fair market price of the Company's common stock on the date the Note holder elects to have the Note satisfied with common stock. The Company may request draw downs under the Credit Facility Agreement through December 31, 2008.

Subsequently, from June 2008 to October 2008 a total of nine unsecured subordinated promissory notes were issued totalling to $1,253,000 in principal. These nine unsecured subordinated promissory notes are part of a series of draw downs against the aforementioned Credit Facility Agreement. Of the nine unsecured subordinated promissory notes the Company repaid one unsecured subordinated promissory note in the amount of $150,000 in principal and $ 4,475 interest, this unsecured subordinated promissory note was due to a shareholder of the Company who by separate agreement with the above debt holder and the Company agreed to provide funding to the Company under the Credit Facility.

In November 2008 the Company recorded $275,922 in the Consolidated Statements Of Changes In Stockholders' Equity (Deficit) towards a loss on extinguishment of debt as a payment to a director and shareholder of the Company to surrender the right to convert the existing notes payable into common stock of the Company. Also, on November 7, 2008, the "February 9, 2007" Consolidated Note with principal amount of $2,308,148, the "March 7, 2007" Consolidated Subordinated Note with principal amount of $1,002,589 and all notes issued under the Credit Facility Agreement, dated June 2, 2008, in the principal amount of 1,103,000 have been extinguished through a repayment of $2,200,000 the principal portion only of the $2,308,148 Consolidated Note and $48,214 as taxes withholding and the balance of principal and interest has been converted into a convertible debenture (see Note 10 CONVERTIBLE DEBENTURES).

As at December 31, 2008, principal and interest on notes payable to related party was $nil. As at December 31, 2007, $258,885 of interest payable had been accrued on the $1,002,589, and the $2,308,148 Consolidated Subordinated Note and Consolidated Note, respectively.

NOTE 8 - BANK LOAN

Effective September 2, 2008, the Company's wholly owned subsidiary ESW Canada, Inc., completed its negotiations with a Canadian Chartered Bank and entered into an amendment to a secured commercial loan agreement (the "Agreement") originally entered into on March 19, 2007. The amendment to the Agreement extends the term of the Agreement from June 30, 2008 through to June 30, 2009. In addition to extending the term of the Agreement, certain financial covenants have also been amended. The new arrangement in the Agreement provides for a revolving facility available by way of a series of term loans of up to $750,000 to finance future production orders to cover direct costs such as material and labour for specific sales orders. The facility has been guaranteed to the bank under Export Development Canada ("EDC") pre-shipment financing program. Borrowings under the revolving credit agreement bear interest at 1.5% above the bank's prime rate of interest. Repayments of the loan are required no later than one year from the date of the advancement of the loan. Obligations under the revolving credit agreement are collateralized by a first-priority lien on the assets of the Company and its subsidiary ESW Canada, Inc. including, accounts receivable, inventory, equipment and other tangible and intangible property, including the capital stock of all direct subsidiaries.

At December 31, 2008 and 2007, $77,168 and $ nil respectively was owed.

NOTE 9 - REDEEMABLE CLASS A SPECIAL SHARES

      700,000 Class A special             $453,900 (based on the historical
      shares Authorized,                  exchange rate at the time of
      issued, and outstanding.            issuance.)

The redeemable Class A special shares are issued by the Company's wholly-owned subsidiary BBL Technologies, Inc. ("BBL") without par value, and are redeemable on demand by the holder of the shares, which is a private Ontario Corporation, at $700,000 Canadian Dollars (which translates to $574,713 USD at December 31,
2008). As the redeemable Class A special shares were issued by the Company's wholly-owned subsidiary BBL, the maximum value upon which the Company is liable is the net book value of BBL. As at December 31, 2008 BBL has an accumulated deficit of $ 1,183,183 USD ($1,834,989 Canadian dollars as at December 31, 2008) and therefore, the holder would be unable to redeem the redeemable Class A special shares at their ascribed value.

NOTE 10 - CONVERTIBLE DEBENTURES

On November 3, 2008, the Company completed a transaction whereby it issued $6.0 million of 9% convertible debentures (the "Debentures") to six accredited investors. The Debentures are for a term of three (3) years and are convertible into shares of the Company's common stock at the option of the holder at any time six (6) months after the date of issuance of the Debenture by dividing the principal amount of the Debenture to be converted by $0.25. The Debentures earn interest at a rate of 9% per annum payable in cash or in shares of the Company's common stock at the option of the holder. If the Holder elects to receive interest in shares of common stock, the number of shares of common stock to be issued for interest shall be determined by dividing accrued interest by $0.25. Subject to the holder's right to convert, the Company has the right to redeem the Debentures at a price equal to one hundred and ten percent (110%) multiplied by the then outstanding principal amount plus unpaid interest to the date of redemption. Upon maturity, the debenture and interest is payable in cash or common stock at the option of the Holder. The Debentures contain customary price adjustment protections.

From the proceeds, the Company elected to repay $2,200,000, the principal portion only, of a previously issued Consolidated Note in the amount of $2,308,148 to a company controlled by a trust to which a director and shareholder of the Company is the beneficiary. The debt holder agreed to have the remaining amount of $433,923, due under the Consolidated Note, applied to a subscription of a Debenture under the November 3, 2008 offering.

Concurrently, the Company has agreed to repay a Consolidated Subordinated Note that it had previously issued to a debt holder who is a director and shareholder of the Company, in the principal amount of $1,002,589. The debt holder has agreed to have the full amount of principal and accumulated interest, in the amount of $1,158,024 due under the Consolidated Subordinated Note, applied to a subscription of a Debenture under the offering.

Additionally the Company's $1.5 million credit facility also provided by the same debt holder, from which the Company had drawn down the sum of $1,103,000 as of November 3, 2008, will also be satisfied by way of issuance of Debentures under the November 3, 2008 offering. With the agreement to settle all the notes previously issued by the Debt holder is subscribing to an aggregate of $2,566,077 of Debentures under the offering.

As at December 31, 2008, the new Convertible Debenture amounted to $8,943,581 net of deferred costs of $56,419, with corresponding accrued interest of $125,753. The Company has analysed the details of the agreement and no beneficial conversion feature applies.

LEGAL FEES RELATED TO CONVERTIBLE DEBENTURES

The Company has recorded a deferred cost asset of $59,738 for legal fees paid in relation to the issuance of the Convertible Debentures. The tax asset will be amortized over the term of the Convertible Debenture. As at December 31, 2008, the deferred cost asset and related amortization was $56,419 and $3,319 respectively as at December 31, 2007, the Deferred cost asset and related amortization was $ nil. Legal fees have been presented net against the related instrument.

NOTE 11- INCOME TAXES

As at December 31, 2008, there are tax loss carry forwards for Federal income tax purposes of approximately $20,406,859 available to offset future taxable income in the United States. The tax loss carry forwards expire in various years through 2028 The Company does not expect to incur a Federal income tax liability in the foreseeable future. Accordingly, a valuation allowance for the full amount of the related deferred tax asset of approximately $7,142,401 has been established until realizations of the tax benefit from the loss carry forwards are more likely than not.

Additionally, as at December 31, 2008, the Company's two wholly owned Canadian subsidiaries had non-capital tax loss carry forwards of approximately $4,067,206 be used, in future periods, to offset taxable income. The loss carry forwards expire in various years through 2028 The deferred tax asset of approximately $1,362,514 has been fully offset by a valuation allowance until realization of the tax benefit from the non-capital tax loss carry forwards are more likely than not.

                                                          For the year ended December 31,
                                                               2008             2007
                                                           -----------------------------
Statutory tax rate:
  U.S.                                                             35.0%            35.0%
  Foreign                                                          33.5%            36.1%

Income (loss) before income taxes:
  U.S.                                                     $ (3,367,446)    $ (4,154,899)
  Foreign                                                    (3,723,806)       1,991,429
                                                           -----------------------------
                                                           $ (7,091,252)    $ (2,163,470)
                                                           -----------------------------
Expected income tax recovery                               $ (2,426,081)    $   (735,309)

Differences in income tax resulting from:
  Depreciation (Foreign operations)                        $     (1,595)    $     23,319
  Stock Based Compensation                                 $      4,776     $    271,695
  Accrued interest on loans                                $     44,014     $         --
                                                           -----------------------------
                                                           $ (2,378,887)    $   (440,295)
Benefit of losses not recognized                           $  2,378,887     $    440,295
                                                           -----------------------------
Income tax provision (recovery) per financial statements   $         --     $         --
                                                           -----------------------------

Deferred income tax assets and liabilities consist of the following difference:

                                                                As at December 31,
                                                               2008             2007
                                                           -----------------------------
Assets
  Capital Assets - Tax Basis (Foreign operations only)     $  1,426,857     $  1,162,470
  Capital Assets - Book Value (Foreign operations only)      (1,204,388)      (1,770,003)
                                                           -----------------------------
  Net Capital Assets                                       $    222,469     $   (607,533)
  Tax loss carry forwards                                    24,474,065       18,127,056
                                                           -----------------------------
Net temporary differences (foreign operations only)        $ 24,696,534     $ 17,519,523

Statutory tax rate:
  U.S.                                                             35.0%            35.0%
  Foreign                                                          33.5%            36.1%

Temporary differences (foreign operations only)            $  8,579,442     $  6,575,601
  Valuation allowance                                      $ (8,579,442)    $ (6,575,601)
                                                           -----------------------------
  Carrying Value                                           $         --     $         --
                                                           =============================

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in an income tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There was not a material impact on the Company's consolidated financial position and results of operations as a result of the adoption of the provisions of FIN
48. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

The Company will recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the consolidated statement of operations. Accrued interest and penalties will be included within the related tax liability line in the consolidated balance sheet.

In many cases the Company's uncertain tax positions are related to tax years that remain subject to examination by tax authorities. The following describes the open tax years, by major tax jurisdiction, as of December 31, 2008:

               United States - Federal                   2004 - present
               United States - State                     2004 - present
               Canada - Federal                          2005 - present
               Canada - Provincial                       2005 - present

Valuation allowances reflect the deferred tax benefits that management is uncertain of the Company's ability to utilize in the future.

NOTE 12 - ISSUANCE OF COMMON STOCK

The Company did not issue any common stock in 2008.

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

NOTE 13 - STOCK OPTIONS AND WARRANT GRANTS

A total of $13,646 and $776,271 for stock based compensation has been recorded for the year ended December 31, 2008 and 2007, respectively.

On February 7, 2008 the Board of Directors granted an aggregate award of 400,000 stock options to five employees, two executive officers and one director. The options vested immediately with exercise prices of $0.71 and $1.00 per share (above fair-market value at the date of grant) with expiry ranging from three and five years from the date of award.

On February 13, 2007 the Board of Directors granted an aggregate award of 2,450,000 stock options to eight employees, two Executive Officer/Directors and four outside Directors. The options vested immediately with an exercise price of $0.71 per share (fair-market value at the date of grant) with expiry ranging from three and five years from the date of award.

A summary of option transactions, including those granted pursuant to the terms of certain employment and other agreements is as follows:

                                                STOCK         WEIGHTED
                                              PURCHASE         AVERAGE
                        DETAILS                OPTIONS     EXERCISE PRICE
            -------------------------------------------------------------
            OUTSTANDING, JANUARY 1, 2007      5,246,667        $ 0.60
            Granted                           2,450,000        $ 0.71
            Expired                             (45,000)      ($ 0.50)
            Exercised                          (655,000)      ($ 0.45)
                                             ----------        ------
            OUTSTANDING, JANUARY 1, 2008      6,996,667        $ 0.60
            Granted                             100,000        $ 0.71
            Granted                             300,000        $ 1.00
            Expired                          (1,276,667)      ($ 0.72)
                                             ----------        ------
            OUTSTANDING, DECEMBER 31, 2008    6,120,000        $ 0.65
                                             ==========        ======

At December 31, 2008, the outstanding options have a weighted average remaining life of 23 months.

The weighted average fair value of options granted during 2008 and 2007 was $0.93 and $0.71 respectively and was estimated using the Black-Scholes option-pricing model, and the following assumptions:

                                        2008                       2007
                                 -----------------          -----------------
Expected volatility              49% - 52%                  56% - 69%
Risk-free interest Rate          3.00%                      5.00%
Expected life                    1.5 yrs - 2.5 yrs          1.5 yrs - 2.5 yrs
Dividend yield                   0.00%                      0.00%
Forfeiture rate                  0.00%                      0.00%

The Black-Scholes model used by the Company to calculate options and warrant values, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock purchase options and warrants. The model also requires highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated values. Accordingly, management believes that this model does not necessarily provide a reliable single measure of the fair value of the Company's stock options and warrants.

At December 31, 2008, the Company had outstanding options as follows:

             NUMBER OF          EXERCISE
              OPTIONS             PRICE           EXPIRATION DATE
             ----------------------------------------------------
                50,000            $0.45               April-20-09
               500,000            $0.50                 May-01-09
             1,750,000            $0.50              August-11-09
               150,000            $0.50            December-01-09
               175,000            $0.71            February-16-10
               795,000            $1.00            December-31-10
               100,000            $0.71            February-06-11
               100,000            $1.00            February-06-11
             2,150,000            $0.71            February-16-12
               100,000            $1.00            February-08-13
               250,000            $0.27              August-06-13
             ----------------------------------------------------
             6,120,000
             ====================================================

Warrants issued in connection with various private placements of equity securities, are treated as a cost of capital and no income statement recognition is required. A summary of warrant transactions is as follows:

                                                          WEIGHTED AVERAGE
     DETAILS                            WARRANT SHARES     EXERCISE PRICE
     ---------------------------------------------------------------------
     Outstanding, January 1, 2007          6,322,500          $ 0.93
     Granted                                      --             --
     Exercised                               (20,000)         $(0.85)
     Expired                              (3,030,000)         $(0.85)
     ---------------------------------------------------------------------
     Outstanding, January 1, 2008          3,272,500          $ 1.28
     Granted                                      --             --
     Exercised                                    --             --
     Expired                               3,272,500          $(1.28)
     ---------------------------------------------------------------------
     Outstanding, December 31, 2008               --             --
     =====================================================================

There are no outstanding warrants as of December 31, 2008.

NOTE 14 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2008 and 2007, the Company paid shareholders and their affiliates $2,663,422 and $nil, respectively for various services, principal and interest on promissory notes and fees rendered in addition to salaries and reimbursement of business expenses. All transactions are recorded at the exchange amounts. Any one transaction or combination attributed to one individual or entity exceeding $120,000 on an annual basis has been disclosed.

NOTES PAYABLE TO RELATED PARTY

The information required by this item is included under the caption "NOTE 7 - NOTES PAYABLE TO RELATED PARTY and NOTE 10 - CONVERTIBLE DEBENTURES".

CONSULTING AGREEMENT

A director and shareholder of the Company provided consulting services to the Company under a consulting agreement. The agreement provided for a monthly retainer of $12,500 per month. For the year ended December 31, 2008, $137,500 was paid as per the agreement for consulting services. In December 2008 the Company and the consultant mutually decided to terminate the agreement, as per the separation terms of the agreement which called for four monthly retainer payments, the Company recorded an additional $50,000 of expenses payable to the consultant over the period of four (4) months subsequent to the separation.

CONVERTIBLE DEBENTURE ISSUED TO RELATED PARTY

On November 3, 2008, the Company completed a transaction whereby it issued $6.0 million of 9% convertible debentures to six accredited investors. Based on the beneficial ownership position The Leon Black 1997 Family Trust is included as a related party, all other entities participating in the November convertible debenture offering disclaim beneficial ownership (see beneficial ownership table
PART III - ITEM 12 of this 10K report). The Leon Black 1997 Family Trust participated in the November convertible debenture offering with a principal investment of $2,000,000.

Further information required by this item is included under the caption "NOTE 10
- CONVERTIBLE DEBENTURES".

As at December 31, 2008, the principal amount of Convertible Debenture due to related party amounted to $5,000,000 with a corresponding interest of $68,548. At December 31, 2007, Convertible Debentures due to related party and corresponding interest was $nil.

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

Effective December 20, 2004, the Company's wholly owned subsidiary ESW Canada, Inc. entered into an offer to Lease agreement for approximately 50,000 square feet of leasehold space in Concord Ontario Canada. The leasehold space houses the Company's executive offices and a high volume manufacturing plant. The possession of the leasehold space took place on May 24, 2005 and the term of the lease will run for a period of five (5) years from the commencement date of July 15, 2005.

The following breakdown is the total, of the minimum annual lease payments, for both leases.

                            YEAR             $
                            ---------------------
                            2009         $439,601
                            2010         $144,388

LEGAL MATTERS

The Company has no pending lawsuits.

CAPITAL LEASE OBLIGATION

The Company is committed to the following lease payments in connection with the acquisition of capital assets under capital leases:

                            YEAR             $
                            ---------------------
                            2009           19,289
                            2010           11,387
                            2011            2,488
                            2012            1,037
                                          -------
                            TOTAL         $34,201
                                          =======

Less imputed interest                    (  3,195)
                                          -------
Total obligation under capital lease      $31,006

Less current portion                     ( 12,001)
                                          -------
TOTAL LONG-TERM PORTION                   $19,005
                                          =======

The Company has incurred $4,157 of interest expense on capital leases for the year.

NOTE 16 - LOSS PER SHARE

Potential common shares of 6,120,000 related to ESW's outstanding stock options were excluded from the computation of diluted loss per share for the period ended December 31, 2008. As at December 31, 2007, 6,996,667 anti-dilutive stock options and 3,272,500 anti-dilutive stock warrants have been excluded from the computation of diluted earnings per share as the effect of inclusion of these shares and the related interest expense would have been anti-dilutive.

The reconciliation of the number of shares used to calculate the diluted loss per share is calculated as follows:

                                                      For the Year ended
                                                      Ended December 31,
                                                    2008            2007
                                                ------------    ------------
NUMERATOR
Net (loss) for the period                       $ (7,091,252)   $ (2,163,621)
Interest on debentures                          $    129,072    $    171,636
Amortization of debenture fair value            $         --    $    123,803
Interest on notes to related party              $    304,146    $    284,282
                                                ------------    ------------
                                                $ (6,658,034)   $ (1,583,900)
DENOMINATOR
Weighted average number of shares outstanding     72,973,851      63,602,387
Dilutive effect of :
   Stock options                                          --              --
   Warrants                                               --              --
   Convertible Debt conversion                            --              --
   Notes Payable to related party conversion              --              --
                                                ------------    ------------
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING               --              --
                                                ------------    ------------

NOTE 17 - COMPARATIVE FIGURES

Certain 2007 figures have been reclassified to conform to the financial statements presentation adopted in 2008. The presentation includes Other Comprehensive Income in the Consolidated Condensed Statement of Operations and Consolidated Condensed Statement Of Changes In Stockholders Equity (Deficit).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Registrant (the "Company") was advised that effective January 29, 2008, its Independent Registered Certified Accountants Mintz & Partners LLP ("Mintz") had merged with the firm of Deloitte & Touche LLP ("Deloitte"). As a result of the merger, Mintz resigned as the Company's principal independent accountants and Deloitte as the surviving firm serves as the Company's certifying public accountants. The decision to retain Deloitte as the Company's certifying public accountant following the merger was approved by the Company's Board of Directors and Audit Committee. As the merger of Mintz and Deloitte is viewed as a change in reporting accountants due to the change in legal entity, the Company's Board of Directors and Audit Committee has elected to retain Deloitte as its new certifying accountants as of January 28, 2008.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of ESW's management, including ESW's Chief Executive Officer and Chief Accounting Officer, ESW evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2008 (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that, as of the Evaluation Date, ESW's disclosure controls and procedures were effective to provide reasonable assurance to ensure that information required to be disclosed in ESW's Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosures.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

ESW's management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, ESW's Chief Executive and Chief Accounting Officers and effected ESW's Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that ESW's receipts and expenditures are being made only in accordance with the authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on ESW's financial statements.

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

Under the supervision of and with the participation of management, including ESW's Chief Executive Officer and Chief Accounting Officer, ESW assessed the effectiveness of its internal control over financial reporting as of December 31, 2008. In making this assessment, management used the framework in INTERNAL CONTROL-INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, ESW's management concluded that ESW's internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation of ESW's registered public accounting firm regarding internal controls over financial reporting as management's report was not subject to attestation by ESW's registered public accounting firm pursuant to Securities and Exchange Commission Rule for small business issuers.

ITEM 9B OTHER INFORMATION

Effective January 1, 2009 the February 4, 2008, employment agreement with Mr. Praveen Nair as Chief Accounting Officer has been amended and Mr. Nair's annual salary has been increased to $120,000 Canadian Dollars from $75,000 Canadian Dollars.

On April 7, 2009 the Company announced that its wholly owned subsidiary ESW America Inc., has been awarded a $731,000 grant for Environment Protection Agency verification of the Company's proprietary XTRM Cat(TM) Marine/Locomotive catalyst technology from the Texas Environmental Research Consortium and the Houston Advanced Research Center. The grant allows the Company to offset a portion of the total potential expenses attributed to research and development and verification for the XTRM Cat(TM) product.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

Certain information concerning the directors and executive officers of the Company is set forth in the following table and in the paragraphs following. Information regarding each such directors and executive officer's ownership of voting securities of the Company appears as "Securities Ownership of Certain Beneficial Owners and Management" below.

        NAME                            POSITION                  DATE ELECTED/
                                                                    APPOINTED
--------------------------------------------------------------------------------
Nitin Amersey                 Chairman                            January 2003

David J. Johnson              Director, President and Chief       September 2000
                              Executive Officer

Michael F. Albanese           Director                            February 2006

John D. Dunlap III            Director                            February 2007

Bengt G. Odner                Director                            September 2000

Joey Schwartz                 Director                            June 2005

Stefan Boekamp                Vice President Of Operations        February 2008

Praveen Nair                  Chief Accounting Officer            February 2008

Set forth below is information relating to the business experience of each of the directors and executive officers of the Company.

NITIN M. AMERSEY, age 57, has over thirty-five years of experience in international trade, marketing and corporate management. Mr. Amersey was elected as a director of Environmental Solutions Worldwide and has served as a member of the board since January 2003. Mr. Amersey was appointed interim Chairman of the Board in May 2004 and subsequently was appointed Chairman of the Board in December 2004. In addition to his service as a board member of Environmental Solutions Worldwide, Mr. Amersey has been Chairman of Scothalls Limited, a private trading firm since 1978. Mr. Amersey has also served as President of Circletex Corp., a financial consulting management firm since 2001 and has served as chairman of Midas Touch Global Media Corp from 2005 to the present. He is also currently the Chairman of Hudson Engineering Industries Pvt. LTD. A private company domiciled in India. From 2003 to 2006 Mr. Amersey was Chairman of RMD Entertainment Group and also served during the same period as chairman of Wide E-Convergence Technology America Corp. Mr. Amersey is also the owner of Langford Business Services LLC. Mr. Amersey has a Masters of Business Administration Degree from the University of Rochester, Rochester, N.Y. and a Bachelor of Science in Business from Miami University, Oxford, Ohio. He graduated from Miami University as a member of Phi Beta Kappa and Phi Kappa Phi. He is the sole member manager of Amersey Investment Holdings LLC a SEC Registered Investment Advisor. Mr. Amersey also holds a Certificate of Director Education from the NACD Corporate Director's Institute.

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

MICHAEL F. ALBANESE, age 55, has over 32 year's financial experience including roles as Chief Financial Officer and Chief Operating Officer. Currently he is the president of Cost Reduction Solutions, a CPA consulting firm providing services to both private and public companies as well as to the banking industry. Mr. Albanese received a Bachelors of Science degree in Accounting and is a licensed CPA practicing in New Jersey. He is a member of the AICPA and NJSCPA, The Garden State Credit Association and is a registered accountant with the SEC's Public Company Accounting Oversight Board (PCAOB).

JOHN DUNLAP, III, 50, served as Chairman of the Board of Directors of the California Air Resources Board from 1994 to 1999. In this post, Mr. Dunlap promoted advanced technological solutions to achieve air quality and public health protection gains. During his tenure as Chairman, Mr. Dunlap oversaw the development and implementation of the most far-reaching air quality regulations in the world aimed at fuels, engines and over 200 consumer products. Prior to Mr. Dunlap's tenure at CARB, he served as the Chief Deputy Director of the California Department of Toxic's Substances Control where his responsibilities included, crafting the state's technology advancement program, serving as the lead administration official in securing congressional and U.S. Department of Defence support and funding for military base closure environmental clean-up and in creating a network of ombudsman staff to assist the regulated businesses in demystifying the regulatory process. In addition, Mr. Dunlap spent more than a decade at the South Coast Air Quality Management District in a host of regulatory, public affairs and advisory positions where he distinguished himself as the principle liaison with the business and regulatory community. Mr. Dunlap is currently the owner of a California-based advocacy and consulting firm called the Dunlap Group Mr. Dunlap has a BA degree in Political Science and Business from the University of Redlands (California) and a Master's degree in Public Policy from Claremont Graduate University (California).

BENGT G. ODNER, age 56, has served as a director since September 2000. He served as the Company's Chairman from September 2000 through October 2002. Mr. Odner has also served as our Chief Executive Officer from August 1999 through September 2000 and as interim Chief Executive Officer from February 2002 to July 2002. Mr. Odner was a director of Crystal Fund Ltd., a Bermuda mutual fund, and was a director of Crystal Fund Managers, Ltd. from 1996 until January 2003. From 1990 through 1995, Mr. Odner was the Chairman of Altus Nord AB, a property holding company specializing in Scandinavian properties and a wholly owned subsidiary of Credit Lyonais Bank Paris. Mr. Odner holds a masters degree in Business Administration from Babson College.

JOEY SCHWARTZ, age 48, has over 25 years experience in financial management, business strategy development and marketing. During various periods from February 2001 to September 2004, Mr. Schwartz served in various consulting positions involving organizational development, corporate compliance, legal affairs and finance for ESW and its wholly owned subsidiary ESW Canada, Inc. In May 2005 he was appointed as Chief Financial Officer (CFO) and served as CFO through February 2008. He served as a consultant to the Company on special projects and provided advice on compliance, due diligence, regulatory and business matters from February 2008 through to December 2008. Prior to his association with the Company, Mr. Schwartz consulted for several companies in different industries including Identicam Systems Canada Ltd., which was acquired under the GE Infrastructure security group of companies. He was President of Empereau Manufacturing, for over 18 years, a manufacturing company supplying products to the commercial specification and construction industry as well as government procurement. He is currently president of JMC Emerald Corp. a consulting company. Mr. Schwartz graduated on the dean's honour roll from York University where he received a Bachelor of Arts Degree in Economics and Mathematics.

STEFAN BOEKAMP, age 60, joined the Company in July 2005 as the Plant Manager of the Company's wholly owned subsidiary, ESW Canada Inc. In February 2008 he was appointed as the Company's Vice President of Operations. Prior to joining the Company, Mr. Boekamp ran several machine building companies in Europe engaged in tooling and specialized equipment design and building between 1971 and 1983. From 1983 to 1992 he served as a General Manager and Vice President of Operations for Magna International. He was the President and Chief Executive Officer of Evermore Automation, an industrial magnet and automated equipment manufacturer between 1992 and 2005. Mr. Boekamp has a Masters Degree in Tool and Die Making, equivalent to a Professional Engineer Degree and a Masters in Business Administration from Handwerskammer Ostwetfalen-Lippe Zu Bielefeld, Bielefeld, Germany.

PRAVEEN NAIR, age 34, was appointed Chief Accounting Officer in February 2008. He joined the Company in May 2005 and served in the position of Assistant to the Chief Financial Officer supporting the Company's Chief Financial Officer in day-to-day operations. In May 2006 he was promoted to Controller for the Company's wholly owned subsidiaries, ESW America Inc. and ESW Canada Inc. Prior to joining the Company, Mr. Nair was with e-Serve International Ltd, a Citigroup company from December 2000 through January 2005 where he served as a Deputy Manager in the Business Development and Migrations Unit and subsequently as Manager and Senior Manager. He was responsible for feasibility studies and regionalizing operations from countries in Europe, North America and Africa into processing centers in Mumbai and Chennai in India. Mr. Nair has a Bachelors Degree in Commerce with specialization in Accounting and a Masters Degree in Finance from Faculty of Management Studies, College of Materials Management, Jabalpur, India.

CORPORATE GOVERNANCE

GENERAL

ESW's management and Board of Directors believe that good corporate governance is important to ensure that the Company is managed for the long-term benefit of its stockholders. This section describes key corporate governance practices that have been adopted.

BOARD OF DIRECTORS MEETINGS AND ATTENDANCE

The Board of Directors has responsibility for establishing broad corporate policies and reviewing overall performance of the Company rather than day-to-day operations. The primary responsibility of ESW's Board of Directors is to oversee the management of the Company and, in doing so, serve the best interests of the Company and its stockholders. The Board of Directors selects, evaluates and provides for the succession of executive officers and, subject to stockholder approval, the election of directors. The Board also reviews and approves corporate objectives and strategies, and evaluates significant policies and proposed major commitments of corporate resources as well as participates in decisions that have a potential major economic impact on our Company. Management keeps the directors informed of Company activity through regular communication, including written reports and presentations at Board of Directors and committee meetings.

We have no formal policy regarding director attendance at the annual meeting of stockholders. The Board of Directors held eleven (11) meetings in 2008, ten (10) of which were telephonic and one (1) in person. All board members were in attended at least seventy five percent (75%) of the board meetings.

AUDIT COMMITTEE COMPOSITION

The Company has a separately designated standing audit committee comprised of Michael F. Albanese (Chairman) and Nitin M. Amersey. Michael F. Albanese, qualifies as a "financial expert" as defined by SEC rules. The Company's Board has also determined that Michael F. Albanese meets the SEC definition of an "independent" director. The Audit Committee met 10 times during 2008.

COMPENSATION COMMITTEE COMPOSITION

The Compensation Committee is currently comprised of Nitin Amersey, who serves as Chairman, Bengt George Odner and Michael Albanese. In accordance with its charter, the Compensation Committee is responsible for establishing and reviewing the overall compensation philosophy of the Company, establishing and reviewing the Company's general compensation policies applicable to the chief executive officer and other officers, evaluating the performance of the chief executive officer and other officers and approving their annual compensation, reviewing and recommending the compensation of directors, reviewing and recommending employment, consulting, retirement and severance arrangements involving officers, and directors of the Corporation and reviewing and recommending proposed and existing incentive-compensation plans and equity-based compensation plans for the Corporation's directors, officers, employees and consultants. The Compensation Committee met 6 times during 2008.

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

The compensation policies are designed to align the interests of management with Environmental Solutions' shareholders. In order to do so, the committee take into consideration the experience, responsibility and performance of each individual over the longer term and considers a range of short-and long-term cash, and non-cash compensation elements. The Company believes that this serves the goals of compensating Environmental Solutions' executive officers competitively on a current basis, tying a significant portion of the executives' compensation to company performance, and allowing the executive officers and key employees to gain an ownership stake in Environmental Solutions commensurate with their relative levels of seniority and responsibility. Each year, a review of the executive compensation program, compensation philosophy, committee mission and performance is completed. In addition, each year the committee reviews the nature and amounts of all elements of the executive officers' compensation, both separately and in the aggregate, to ensure that the total amount of compensation is competitive with respect to Environmental Solutions' peer companies, and that there is an appropriate balance for compensation that is tied to the short- and long-term performance of the Company.

NOMINATION COMMITTEE:

The Company does not at present have a formal nominating committee. The full Board of Directors as a group performs the role. The Board does not assign specific weights to particular criteria and no particular criterion is a prerequisite for each prospective nominee. ESW believes that the backgrounds and qualifications of our directors, considered as a group, should provide a significant breadth of experience, knowledge and abilities that will allow its Board to fulfill its responsibilities.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Under the securities laws of the United States, the Company's directors, executive officers, and any persons holding more than ten percent of the Company's common stock are required to report their initial ownership of the Company's common stock and any subsequent changes in their ownership to the Securities and Exchange Commission. Specific due dates have been established by the Commission, and the Company is required to disclose any failure to file by those dates. Based upon (1) the copies of Section 16 (a) reports that the Company received from such persons for their 2008 fiscal year transactions, the Company believes there has been compliance with all Section 16 (a) filing requirements applicable to such officers, directors and ten-percent beneficial owners for such fiscal year.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation for each of the last two (2) fiscal years earned by the Chief Executive Officer and each of the most highly compensated executive officers (the "Named Executives").

                                                     SUMMARY COMPENSATION TABLE
-------------------------------------------------------------------------------------------------------------------------------
                                                                          NON-EQUITY    NON-QUALIFIED
NAME                                                            OPTION     INCENTIVE      DEFERRED
/ PRINCIPAL                                           STOCK     AWARDS       PLAN       COMPENSATION     ALL OTHER
POSITION                   YEAR     SALARY    BONUS   AWARDS      (5)    COMPENSATION     EARNINGS      COMPENSATION     TOTAL
-------------------------------------------------------------------------------------------------------------------------------
David J. Johnson (1)       2008    $240,000    --       --           --        --            --           $37,558      $277,558
Director,
Chief Executive Officer    2007    $240,000    --       --     $231,270        --            --           $30,045      $501,315
And President
-------------------------------------------------------------------------------------------------------------------------------
Joey Schwartz (2)          2008    $147,500    --       --       $4,992        --            --           $55,558      $208,050
Director and,
Chief Financial Officer    2007    $120,000    --       --      $33,039        --            --            $7,910       $160,949
-------------------------------------------------------------------------------------------------------------------------------
Stefan Boekamp (3)         2008     $95,335    --       --       $2,391        --            --           $16,140      $113,866
Vice President Of
Operations                 2007          --    --       --           --        --            --                --      $     --
-------------------------------------------------------------------------------------------------------------------------------
Praveen Nair (4)           2008     $62,175    --       --       $2,391        --            --            $8,262       $72,828
Chief Accounting Officer
                           2007          --    --       --           --        --            --                --      $     --
-------------------------------------------------------------------------------------------------------------------------------

1. Mr. David J. Johnson is paid at the annual rate of $240,000. In 2008 Mr. Johnson received the following compensation $240,000 as salary and fees, $20,000 pay in lieu of vacation, a car allowance of $12,000 per annum and standard medical and dental benefits provided by the Company totalling $5,558. In 2007, Mr. Johnson received the following compensation, $253,845 as salary and fees, a car allowance of $12,000 per annum and standard medical and dental benefits provided by the Company totalling $4,200. In 2008 there was no options granted to Mr. Johnson. In February 2007, Mr. Johnson received options to purchase 700,000 shares of Common Stock with a per share exercise price of $0.71 (exercise price equal to the fair market value on the date of grant).

2. Mr. Joey Schwartz currently serves as a Director for the Company. Mr. Schwartz served as the Chief Financial Officer for the Company from May
2005 through to February 2008. Effective February 4, 2008 through to December 2008, Mr. Schwartz served as a consultant per an agreement with the Company. In 2008, Mr. Schwartz received the following compensation, $147,500 as salary and consulting fees, and standard medical and dental benefits provided by the Company totalling $5,558. In February 2008, Mr. Schwartz received options for 100,000 shares of Common Stock with a per share exercise price of $1.00(exercise price greater than the fair market value on the date of grant) the compensation expense for this stock option grant was $4,992. In December 2008 as per the terms of the separation clauses under the consulting agreement with Mr. Schwartz, the Company recognised a $50,000 expenses. This separation payment is due in eight equal bi-monthly instalments from December 2008 through to April 2009. In 2007, Mr. Schwartz received the following compensation, $123,710 as salary and fees, and standard medical and dental benefits provided by the Company totalling $4,200. In February 2007, Mr. Schwartz received options for 100,000 shares of Common Stock with a per share exercise price of $0.71(exercise price equal to the fair market value on the date of grant).

3. Mr. Stefan Boekamp is paid at the annual rate of $115,000 Canadian Dollars (which translates to United State Dollar $107,770 for the year ended December 31, 2008). In 2008 Mr. Boekamp received the following compensation $95,335 as salary, $10,582 pay in lieu of vacation, and standard medical and dental benefits provided by the Company totalling $5,558. In February 2008, Mr. Boekamp received options for 50,000 shares of Common Stock with a per share exercise price of $0.71(exercise price greater than the fair market value on the date of grant) the compensation expense for this stock option grant was $2,391. In 2007, Mr. Boekamp was not an executive officer of the Company.

4. Mr. Praveen Nair is paid at the annual rate of $75,000 Canadian Dollars (which translates to United State Dollar $70,285 for the year ended December 31,
2008). In 2008 Mr. Nair received the following compensation $62,175 as salary, $2,704 pay in lieu of vacation, and standard medical and dental benefits provided by the Company totalling $5,558. In February 2008, Mr. Nair received options for 50,000 shares of Common Stock with a per share exercise price of $0.71(exercise price greater than the fair market value on the date of grant) the compensation expense for this stock option grant was $2,391. In 2007, Mr. Nair was not an executive officer of the Company.

5. Represents the cost of the compensation expense recorded by the Company for option grants in 2008 and 2007.

EMPLOYMENT AGREEMENTS

In February 2007, the Company entered into an employment agreement with Mr. Johnson as President and Chief Executive Officer. The agreement provides, among other things, for an annual salary of $240,000, as well as an award of 600,000 options exercisable for a term of five (5) years at an exercise price of $0.71 per share (fair market value of the Company's stock as of the date of grant). The agreement also provides that, other than in connection with Mr. Johnson's employment being terminated other than for death, disability, conviction of a felony or non-performance of duties, he will be paid the balance of his contract. The employment agreement provides for participation in benefit plans ESW offers to its employees, and a car allowance of $1,000 per month.

Mr. Schwartz, acting as the Company's Chief Financial Officer received total compensation of $120,000 on an annual basis plus benefit plans ESW offers to its employees. Effective February 4, 2008, the Company and Mr. Schwartz entered into a consulting agreement whereby Mr. Schwartz will serve as a consultant to the Company and will no longer serve as the Company's Chief Financial Officer. Under the consulting agreement, Mr. Schwartz will receive a $12,500 monthly fee and will serve as a consultant to the Company on special projects and will provide advice on compliance, due diligence, regulatory and business matters. Effective December 2008 the consulting agreement with Mr. Schwartz has been terminated.

Effective February 4, 2008, the Company entered into an employment agreement with Mr. Stefan Boekamp as Vice President of Operations. The agreement provides, among other things, for an annual salary of $115,000 Canadian, as well as an award of 50,000 options exercisable for a term of five (3) years at an exercise price of $0.71 per share (the exercise price being greater than the fair market value of the Company's stock as of the date of grant). The employment agreement also provides for participation in benefit plans ESW offers to its employees. The agreement also contains a non-disclosure and non-compete clause. The non-compete portion of the agreement is in effect for a period of three (3) months after Mr. Boekamp's departure from the Company.

Effective February 4, 2008, the Company entered into an employment agreement with Mr. Praveen Nair as Chief Accounting Officer. The agreement provides, among other things, for an annual salary of $75,000 Canadian, as well as an award of 50,000 options exercisable for a term of five (3) years at an exercise price of $0.71 per share (the exercise price being greater than the fair market value of the Company's stock as of the date of grant). The employment agreement also provides for participation in benefit plans ESW offers to its employees. The agreement also contains a non-disclosure and non-compete clause. The non-compete portion of the agreement is in effect for a period of three (3) months after Mr. Nair's departure from the Company. Effective January 1, 2009, the agreement has been amended and Mr. Nair's annual salary has been increased to $120,000 Canadian Dollars from $75,000 Canadian Dollars.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows certain information regarding the outstanding equity awards held by the Named Executives at the end of 2008.

In February 2008 the Board of Directors granted:

a) An award of 100,000 stock options to Mr. Schwartz. The options have immediate vesting with an exercise price of $1.00 per share (share price greater than fair-market value at the date of grant) with an exercise period of five years from the date of award. b) An award of 50,000 stock options to Mr. Boekamp and 50,000 stock options to Mr. Nair. The options have immediate vesting with an exercise price of $0.71 per share (share price greater than fair-market value at the date of grant) with an exercise period of three years from the date of award.

In February 2007 the Board of Directors granted an award of 700,000 stock options to Mr. Johnson and 100,000 stock options to Mr. Schwartz. The options have immediate vesting with an exercise price of $0.71 per share (fair-market value at the date of grant) with an exercise period of five years from the date of award.

                        NUMBER OF SECURITIES             OPTION         OPTION
                              UNDERLYING                 EXERCISE     EXPIRATION
NAME                    UNEXERCISED OPTIONS(#)            PRICE          DATE
--------------------------------------------------------------------------------
                              250,000                     $0.50       05/01/2009
                              600,000*                    $0.50       08/11/2009
David J. Johnson              150,000                     $0.27       08/06/2009
                              200,000                     $1.00       12/30/2010
                              700,000                     $0.71       02/16/2012
--------------------------------------------------------------------------------
                              250,000                     $0.50       05/01/2009
                              150,000                     $0.50       12/01/2009
Joey Schwartz                 200,000                     $1.00       12/30/2010
                              100,000                     $0.71       02/16/2012
                              100,000                     $1.00       02/08/2013
--------------------------------------------------------------------------------
                               50,000                     $0.71       02/16/2010
Stefan Boekamp                 50,000                     $1.00       12/30/2010
                               50,000                     $0.71       02/06/2011
--------------------------------------------------------------------------------
                               50,000                     $0.71       02/16/2010
Praveen Nair                   20,000                     $1.00       12/30/2010
                               50,000                     $0.71       02/06/2011
--------------------------------------------------------------------------------

* The 600,000 options are not part of a Company Stock Option Plan; however these options are currently registered under the Company's SB-2 registration statement (SEC File No 333-129579).

THE 2002 STOCK OPTION PLAN

On June 23, 2005, the Company, with shareholder approval, amended its 2002 Stock Option Plan (the "Plan"), to increase the underlying shares of common stock available under the plan to 5,000,000 shares. The 2002 Stock Option Plan is the successor plan to the 2000 Nonqualified Stock Option Plan. All stock options outstanding under the 2000 Nonqualified Stock Option Plan remain in effect according to their terms and conditions (including vesting requirements). Under the Company's 2002 Stock Option Plan, the compensation committee may grant equity incentive awards to directors, officers, employees and service providers of the Company, in the form of incentive stock options, non-qualified stock options, and other performance-related or non-restricted stock awards. The selection of participants in the 2002 Plan, the determination of the award vehicles to be utilized and the number of stock options or shares subject to an award are determined by the Company compensation committee, in its sole discretion, within the approved allocation of shares. The committee shall determine any service requirements and/or performance requirements pertaining to any stock awards under the 2002 Plan. The Plan permits the Company to provide its employees with incentive compensation opportunities which are motivational and which afford the most favourable tax and accounting treatments to the Company. The exercise price of any option granted under the 2002 Plan shall not be less than the fair market value of the common stock of the Company on the date of grant.

COMPENSATION OF NON-MANAGEMENT DIRECTORS

During the fiscal year 2007 and 2008, outside directors were compensated at the rate of $2,500 a month. The Chairman of the Board of Directors received an additional $2,000 per month and the Chair of the audit committee received an additional $1,000 per month.

                                  FEES EARNED       OPTIONS
NAME OF OUTSIDE                   OR PAID IN       AWARDS (1)
DIRECTOR               YEAR           CASH             $            TOTAL
--------------------------------------------------------------------------
Nitin M. Amersey       2008         $54,000         $    --       $ 54,000

                       2007         $54,000         $99,116       $153,116
--------------------------------------------------------------------------
Michael F. Albanese    2008         $42,000         $    --       $ 42,000

                       2007         $42,000         $148,674      $190,674
--------------------------------------------------------------------------
John D. Dunlap III     2008         $30,000         $    --       $ 30,000

                       2007         $26,250         $99,116       $125,366
--------------------------------------------------------------------------
Bengt G. Odner         2008         $30,000         $    --       $ 30,000

                       2007         $30,000         $99,116       $129,116
--------------------------------------------------------------------------
Joey Schwartz (2)      2008         $ 1,250         $    --       $  1,250

                       2007         $    --         $    --       $     --
--------------------------------------------------------------------------

(1) Represents the cost of the compensation expense recorded by the Company in accordance with FAS123R in 2007. In 2008 no stock option awards were issued to Outside Directors.
(2) Mr. Joey Schwartz's status changed to an Outside Director in December 2008. As an Outside Director, Mr. Schwartz has not received any stock option awards.

The following table shows certain information regarding the outstanding equity awards held by the outside Directors at the end of 2008. In February 2007 the Board of Directors granted an award of 300,000 stock options to each outside director and an additional 150,000 stock options to Mr. Albanese, Chair of the Audit Committee. The options have immediate vesting with an exercise price of $0.71 per share (fair-market value at the date of grant) with an exercise period of five years from the date of award. No stock awards or stock options were granted to the outside Directors in 2008.

                                                    OPTION
                                   NUMBER OF        EXERCISE      OPTION
                                   OPTIONS (#)       PRICE      EXPIRATION
       NAME                        OUTSTANDING        ($)          DATE
       -------------------------------------------------------------------
                                   150,000*         $  0.50     08/11/2009
                                    50,000          $  0.27     08/06/2013
       Nitin M. Amersey            150,000          $  1.00     12/30/2010
                                   300,000          $  0.71     02/16/2012
       -------------------------------------------------------------------
       Michael F. Albanese         450,000          $  0.71     02/16/2012
       -------------------------------------------------------------------
       John D. Dunlap III          300,000          $  0.71     02/16/2012
       -------------------------------------------------------------------
                                   850,000*         $  0.50     08/11/2009
                                    50,000          $  0.27     08/06/2013
       Bengt G. Odner              150,000          $  1.00     12/30/2010
                                   300,000          $  0.71     02/16/2012
       -------------------------------------------------------------------
                                   250,000          $  0.50     05/01/2009
                                   150,000          $  0.50     12/01/2009
       Joey Schwartz (1)           200,000          $  1.00     12/30/2010
                                   100,000          $  0.71     02/16/2012
                                   100,000          $  1.00     02/08/2013
       -------------------------------------------------------------------

(1) Mr. Joey Schwartz's status changed to an Outside Director in December 2008. As an Outside Director, Mr. Schwartz has not received any stock option awards. The option awards show in the table above reflect Mr. Schwartz's prior awards which are still effective until their expiration date.

* These options are not part of a Stock Option Plan; however these options are currently registered under the Company's SB-2 registration statement (SEC File No 333-129579).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, to the best knowledge of the Company, as of March 31, 2009, certain information with respect to (1) beneficial owners of more than five percent (5%) of the outstanding common stock of the Company, (2) beneficial ownership of shares of the Company's common stock by each director and named executive, (3) beneficial ownership of shares of common stock of the Company by all directors and officers as a group.

Unless otherwise noted, all shares are beneficially owned and the sole voting and investment power is held by the persons/entities indicated.

Calculations are based upon the aggregate of all shares of common stock issued and outstanding as of March 31, 2009 in addition to shares issuable upon exercise of options currently exercisable or becoming exercisable within 60 days and which are held by the individuals named on the table.

As a result of the debenture financing disclosed in Note 10: Convertible Debentures, the potential ownership position held by Leon D. Black , The Black Family 1997 Trust, The Leon D. Black Trust UAD 11/30/92 FBO Alexander Black, The Leon D. Black Trust UAD 11/30/92 FBO Benjamin Black, The Leon D. Black Trust UAD 11/30/92 FBO Joshua Black and The Leon D. Black Trust UAD 11/30/92 FBO Victoria Black has increased from 22.62 % in 2007 to 44.39% in 2008 on a fully diluted basis, however these entities disclaim beneficial ownership (see beneficial ownership table below) . Also the potential ownership position held by Mr. Bengt
G. Odner, a director and shareholder of the Company has increased from 13.23 % in 2007 to 25.29% in 2008 on a fully diluted basis.

        NAME AND ADDRESS OF BENEFICIAL                                                        PERCENT OF
                     OWNER                             TOTAL BENEFICIAL OWNERSHIP (1)            CLASS
--------------------------------------------------------------------------------------------------------
Nitin M. Amersey, Chairman
c/o 335 Connie Crescent                                            805,000        (2)            1.09%
Concord, ON L4K 5R2
--------------------------------------------------------------------------------------------------------
David J. Johnson
Chief Executive Officer, President and Director                  1,900,000        (3)            2.54%
c/o 335 Connie Crescent
Concord, ON L4K 5R2
--------------------------------------------------------------------------------------------------------
Bengt G. Odner, Director
c/o 335 Connie Crescent                                         21,829,943        (4)            25.29%
Concord, ON L4K 5R2
--------------------------------------------------------------------------------------------------------
Joey Schwartz, Director
c/o 335 Connie Crescent                                            810,000        (5)            1.10%
Concord, ON L4K 5R2
--------------------------------------------------------------------------------------------------------
Michael F. Albanese, Director
c/o 335 Connie Crescent                                            450,000        (6)            0.61%
Concord, ON L4K 5R2
--------------------------------------------------------------------------------------------------------
John D. Dunlap, III, Director
c/o 335 Connie Crescent                                            300,000        (7)            0.41%
Concord, ON L4K 5R2
--------------------------------------------------------------------------------------------------------
Stefan Boekamp, Vice President of Operations
c/o 335 Connie Crescent                                            150,000        (8)            0.21%
Concord, ON L4K 5R2
--------------------------------------------------------------------------------------------------------
Praveen Nair, Chief Accounting Officer
c/o 335 Connie Crescent                                            120,900        (9)            0.17%
Concord, ON L4K 5R2
--------------------------------------------------------------------------------------------------------
Black Family 1997 Trust
c/o 9 West 57TH Street, Suite 4300                              13,852,381        (10)           17.11%
New York NY 10019
--------------------------------------------------------------------------------------------------------
Leon D. Black
c/o 9 West 57TH Street, Suite 4300                               5,388,095        (11)           7.00%
New York NY 10019
--------------------------------------------------------------------------------------------------------
Leon D. Black Trust UAD
11/30/92 FBO Alexander Black                                     3,851,470        (12)           5.07%
c/o 9 West 57TH Street, Suite 4300
New York NY 10019
--------------------------------------------------------------------------------------------------------
Leon D. Black Trust UAD
11/30/92 FBO Benjamin Black                                      3,851,470        (13)           5.07%
c/o 9 West 57TH Street, Suite 4300
New York NY 10019
--------------------------------------------------------------------------------------------------------
Leon D. Black Trust UAD
11/30/92 FBO Joshua Black                                        3,851,470        (14)           5.07%
c/o 9 West 57TH Street, Suite 4300
New York NY 10019
--------------------------------------------------------------------------------------------------------
Leon D. Black Trust UAD
11/30/92 FBO Victoria Black                                      3,851,470        (15)           5.07%
c/o 9 West 57TH Street, Suite 4300
New York NY 10019
--------------------------------------------------------------------------------------------------------
Louis E. Edmondson                                               5,639,516        (16)           7.73%
--------------------------------------------------------------------------------------------------------
Robert C. Fanch                                                  6,449,668        (17)           8.84%
--------------------------------------------------------------------------------------------------------
All current directors and executive officers as                 26,365,843                       29.07%
a group (Eight persons)
--------------------------------------------------------------------------------------------------------

(1) On the basis of 72,973,851 shares of common stock outstanding, plus, in the case of any person deemed to own shares of common stock as a result of owning options or rights to purchase common stock exercisable within 60 days of March 31, 2009.

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

(3) Includes 250,000 options exercisable at $0.50, which expire May 1, 2009, options to purchase 150,000 shares of common stock at $0.27 per share expiring August 6, 2013, includes options to purchase 600,000 shares of common stock at $0.50 per share expiring August 11, 2009, includes options to purchase 200,000 shares of common stock at $1.00 per share expiring December 30, 2010 and options to purchase 700,000 shares of common stock at $0.71 per share expiring February 16, 2012.

4) Mr. Bengt George Odner is a director of Environmental Solutions Worldwide, Inc. as well as AB Odnia and the beneficiary of a trust that controls Ledelle Holdings Limited. Includes 4,745,238 shares of common stock, directly beneficially owned by AB Odnia. Also includes 1,000,000 shares of common stock directly owned by Ledelle Holdings Limited, a corporation organized under the Laws of Cyprus. Further includes: (i) 2,734,705 shares of common stock and (ii) 1,350,000 shares of common stock underlying options (iii) 12,000,000 shares of common stock issuable upon conversion of convertible debentures owned by Mr. Odner.

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

(9) Includes 900 shares of Common Stock and includes options to purchase 20,000 shares of common stock at $1.00 per share expiring December 30, 2010, options to purchase 50,000 shares of common stock at $0.71 per share expiring February 16, 2010, and options to purchase 50,000 shares of common stock at $0.71 per share expiring February 3, 2011

(10) Includes 5,852,381 shares of Common Stock directly beneficially owned by The Black Family 1997 Trust (The "1997 Trust") and 8,000,000 shares of Common Stock issuable upon conversion of convertible debentures directly beneficially owned by The 1997 Trust. Does not include: (x) 1,388,095 shares of Common Stock directly beneficially owned, and 4,000,000 shares of Common Stock issuable upon conversion of convertible debentures directly beneficially owned, by Leon D. Black, (y) 851,470 shares of Common Stock directly beneficially owned, and 3,000,000 shares of Common Stock issuable upon conversion of convertible debentures directly beneficially owned, in each case by each of (A) The Leon D. Black Trust UAD 11/30/92 FBO Alexander Black, (B) The Leon D. Black Trust UAD 11/30/92 FBO Benjamin Black, (C) The Leon D. Black Trust UAD 11/30/92 FBO Joshua Black, and (D) The Leon D. Black Trust UAD 11/30/92 FBO Victoria Black. The 1997 Trust has disclaimed beneficial ownership of each of the referenced securities in the preceding sentence.

(11) Includes 1,388,095 shares of Common Stock directly beneficially owned by Leon D. Black and 4,000,000 shares of Common Stock issuable upon conversion of convertible debentures directly beneficially owned by Leon D. Black. Does not include 5,852,381 shares of Common Stock directly beneficially owned by The Black Family 1997 Trust and 8,000,000 shares of Common Stock issuable upon conversion of convertible debentures directly beneficially owned by The 1997 Trust, although Mr. Black may be deemed to be the indirect beneficial owner of the securities Mr. Black disclaims beneficial ownership. Does not include: (i) 851,470 shares of Common Stock directly beneficially owned, and 3,000,000 shares of Common Stock issuable upon conversion of convertible debentures directly beneficially owned, in each case by each of (A) The Leon D. Black Trust UAD 11/30/92 FBO Alexander Black, (B) The Leon D. Black Trust UAD 11/30/92 FBO Benjamin Black, (C) The Leon D. Black Trust UAD 11/30/92 FBO Joshua Black, and
(D) The Leon D. Black Trust UAD 11/30/92 FBO Victoria Black, Mr. Black expressly disclaims beneficial ownership of each of the referenced securities in the preceding sentence.

(12) Excludes shares owned by Black Family 1997 Trust, Leon D. Black, Leon D. Black Trust UAD 11/30/92 FBO Benjamin Black, Leon D. Black Trust UAD 11/30/92 FBO Joshua Black and Leon D. Black Trust UAD 11/30/92 FBO Victoria Black for which beneficial ownership is disclaimed. Further includes 3,000,000 shares of common stock issuable upon conversion of convertible debentures.

(13) Excludes shares owned by Black Family 1997 Trust, Leon D. Black, Leon D. Black Trust UAD 11/30/92 FBO Alexander Black, Leon D. Black Trust UAD 11/30/92 FBO Joshua Black and Leon D. Black Trust UAD 11/30/92 FBO Victoria Black for which beneficial ownership is disclaimed. Further includes 3,000,000 shares of common stock issuable upon conversion of convertible debentures.

(14) Excludes shares owned by Black Family 1997 Trust, Leon D. Black, Leon D. Black Trust UAD 11/30/92 FBO Alexander Black, Leon D. Black Trust UAD 11/30/92 FBO Benjamin Black, Leon D. Black Trust UAD 11/30/92 FBO Victoria Black for which beneficial ownership is disclaimed. Further includes 3,000,000 shares of common stock issuable upon conversion of convertible debentures.

(15) Excludes shares owned by Black Family 1997 Trust, Leon D. Black, Leon D. Black Trust UAD 11/30/92 FBO Alexander Black, Leon D. Black Trust UAD 11/30/92 FBO Benjamin Black and Leon D. Black Trust UAD 11/30/92 FBO Joshua Black for which beneficial ownership is disclaimed. Further includes 3,000,000 shares of common stock issuable upon conversion of convertible debentures.

(16) Includes (i) 3,410,198 shares of Common Stock, beneficially owned by Louis
E. Edmondson. (ii) 1,176,470 shares of Common Stock (iii) 1,863,000 shares of Common Stock beneficially owned by Pinnacle Services Group Inc.

(17) Includes (i) 750,000 shares of Common Stock beneficially owned by Robert C. Fanch., (ii) 4,889,516 shares of Common Stock directly beneficially owned by Robert C. Fanch Revocable Trust ("Trust"), a trust of which Robert C. Fanch is the trustee and beneficiary.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information about transactions involving related parties is assessed by the directors on ESW's Board. Related parties include directors and executive officers, as well as immediate family members of directors and officers, and beneficial owners of more than five percent of the Company's common stock. If the determination is made that a related party has a material interest in any Company transaction, then the Company's directors would review, approve or ratify it, and the transaction would be required to be disclosed in accordance with the SEC rules. If the related party at issue is a director, then that director would not participate in the review, approval or ratification process. In general, the ESW believes that some transactions with related parties are not significant to investors because they take place under the Company's standard policies and procedures, such as: the sale or purchase of products or services in the ordinary course of business and on an arm's length basis; the employment by the Company where the compensation and other terms of employment are determined on a basis consistent with the Company's human resources policies.

RELATED TRANSACTIONS

NOTES PAYABLE TO RELATED PARTY

On January 5, 2007 the Company extended the maturity date of the unsecured subordinated promissory originally issued on June 26, 2006 in the principal amount of $1.2 million; and the August 29, 2006 unsecured subordinated promissory note in the principal amount of $1.0 million, through to January 31, 2007. On February 9, 2007, the Company's two unsecured subordinated promissory notes in the principal amount of $1.2 million and $1.0 million and accrued interest were consolidated into one unsecured subordinated demand note with principal amount of $2,308,148 (the "Consolidated Note"). The Consolidated Note was payable to Ledelle Holdings Limited a company controlled by a trust of which Mr. Bengt George Odner, a director and shareholder of the Company is a beneficiary.

In accordance with the terms of the Consolidated Note in the principle amount of $2,308,148, the same will be due and payable to Holder upon demand. The Consolidated Note bears interest at a rate of 9% per annum if principal and interest are paid by the Company in cash, or if principal and interest are paid in shares of restricted common stock of the Company, the Consolidated Note will bear interest at a rate of 12% per annum. The Company may repay the Consolidated Note without penalty at any time. The holder of the Note has the option to receive payment of principal and all accrued interest in the form of restricted shares of the Company's common stock, par value ($0.001) with cost free registration rights. Under this repayment option, interest will be calculated at 12% per annum.

On February 15, 2007 the Company issued a $500,000 unsecured subordinated demand promissory note to Mr. Bengt George Odner, a member of the Company's Board of Directors. On March 7, 2007 the Company issued a second $500,000 unsecured subordinated demand promissory note to Mr. Odner and consolidated this sum with the principal and accrued interest of the $500,000 unsecured demand promissory note previously issued on February 15, 2007 (the "Consolidated Subordinate Note"). The Consolidated Subordinate Note is in the principal amount of $1,002,589. The Consolidated Subordinate Note bears interest at a rate of 9% per annum and is payable upon demand. The Company may repay the Consolidated Note without penalty at any time. The Note was issued to a director and shareholder of the Company.

Effective June 2, 2008 the Company entered into a Credit Facility Agreement with Mr. Bengt George Odner, a director and shareholder of the Company. Pursuant to the Agreement, the Company can request draw down(s) under the Facility of up to $1,500,000 in the aggregate with funds to be used for general working capital purposes. All request(s) to draw down under the Facility are subject to the debt holders consent and approval. An approved draw down by the Company under the Facility will be represented by a 9% unsecured subordinated demand promissory note issued by the Company to the debtor or his designee. The Company may repay the Note at anytime without penalty. At the option of the Note holder, in lieu of cash, principal and interest earned on the Note can be repaid in restricted common stock of the Company. Should the Note holder elect to receive stock of the Company, interest on principal will be calculated at a rate of 12% per annum. The number of shares of Common Stock to be issued in satisfaction of interest and principal shall be determined by dividing the principal and accrued interest by the greater of 105% of the twenty (20) day average closing price of the Company's Common Stock immediately preceding the date the Note holder elects to have the Note satisfied with Common Stock, or the Closing Price on that date. Under no circumstance can the conversion price be below the fair market price of the Company's Common Stock on the date the Note holder elects to have the Note satisfied with Common Stock. The Company may request draw down(s) under the Facility through December 31, 2008.

Subsequently, from June 2008 to October 2008 a total of nine unsecured subordinated promissory notes were issued totalling to $1,253,000 in principal. These nine notes are part of a series of draw downs against a Credit Facility Agreement. Of the nine notes the Company repaid one note in the amount of $150,000 in principal and $ 4,475 interest, this note was due to Mr. Louis E. Edmondson a shareholder of the Company who by separate agreement with the above debt holder and the Company agreed to provide funding to the Company under the credit facility.

In November 2008 the Company recorded $275,922 in the Consolidated Statements Of Changes In Stockholders' Equity (Deficit) towards loss on extinguishment of debt as a payment to Mr. Bengt George Odner a director and shareholder of the Company to surrender the right to convert the existing notes payable into common stock of the Company. Also, on November 7, 2008 the February 9, 2007 Consolidated Note with principal amount of $2,308,148, the March 7, 2007 Consolidated Subordinate Note with principal amount of $1,002,589 and all notes issued under the Credit Facility Agreement of June 2, 2008 in the principal amount of 1,103,000 have been extinguished through a repayment of $2,200,000 the principal portion only of the $2,308,148 Consolidated Note and $48,214 as taxes withholding to Ledelle Holdings Limited a company controlled by a trust of which Mr. Bengt George Odner, a director and shareholder of the Company is a beneficiary. The balance of principal and interest has been converted into a convertible debenture.

As at December 31, 2008, principal and interest accrued on notes payable to related party was $nil. As at December 31, 2007, $258,885 of interest payable has been accrued on the $1,002,589, and the $2,308,148 notes payable to related party.

CONTRACTS AND AGREEMENTS

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

Mr. Joey Schwartz a director and shareholder of the Company, provides consulting services to the Company under a consulting agreement. The agreement provides for a monthly retainer of $12,500 per month. For the year ended December 31, 2008 $137,500 was paid as per the agreement for consulting services. In December 2008 the Company and the consultant mutually decided to end the agreement, as per the separation terms of the agreement which calls for four monthly retainer payments, the Company recorded an additional $50,000 of expenses payable to the consultant over the period of four (4) months subsequent to the separation.

In August 2007 the Company paid $15,000 to Circletex Corporation, a company controlled by Mr. Amersey, one of our directors and shareholders for various services.

CONVERTIBLE DEBENTURE ISSUED TO RELATED PARTY

On November 3, 2008, the Company completed a transaction whereby it issued $6.0 million of 9% convertible debentures to six accredited investors Based on the beneficial ownership position The Leon Black 1997 Family Trust is included as a related party all other entities disclaim beneficial ownership (see beneficial ownership table ITEM 12). The Leon Black 1997 Family Trust participated in the November convertible debenture offering with a principal investment of $2,000,000. (See Note 10 - CONVERTIBLE DEBENTURES). From the proceeds of the $6.0 million convertible debentures, the Company elected to repay $2.2 million, the principal portion only, of a previously issued Consolidated Note in the principal amount of $2,308,148 to Ledelle Holdings Limited a company controlled by a trust to which Mr. Bengt George Odner, a director and shareholder of the Company is the beneficiary. The debt holder has agreed to have the remaining amount of $433,923, due under the note, to be applied to a subscription to a Debenture under the November 3, 2008 offering.

Concurrently, the Company has agreed to repay a Consolidated Subordinate Note that it had previously issued to Mr. Bengt George Odner, a director and shareholder of the Company, in the principal amount of $1,002,589. The Mr. Bengt George Odner has agreed to have the full amount of principal and accumulated interest, in the amount of $1,158,024 due under the note, applied to a subscription of a Debenture under the November 3, 2008 offering. Additionally the Company's $1.5 million credit facility also provided by Mr. Odner, from which the Company had drawn down the sum of $1,103,000 as of November 3, 2008, will also be satisfied by way of issuance of Debentures under the November 3, 2008 offering. With the agreement to settle all the notes previously issued, the Debt holder Mr. Bengt George Odner is subscribing to an aggregate of $2,566,077 of Debentures under the offering.

The Debentures are for a term of three (3) years and are convertible into shares of the Company's common stock at the option of the holder anytime after six (6) months of the date of issuance by dividing the principal amount of the Debenture to be converted by $0.25. The Debentures earn interest at a rate of 9% per annum payable in cash or in shares of the Company's common stock at the option of the holder. If the Holder elects to receive interest in shares of common stock, the number of shares of common stock to be issued for interest shall be determined by dividing accrued interest by $0.25. Subject to the holder's right to convert, the Company has the right to redeem the Debentures at a price equal to one hundred and ten percent (110%) multiplied by the then outstanding principal amount plus unpaid interest to the date of redemption. Upon maturity, the debenture and interest is payable in cash or common stock at the option of the Holder. The Debentures contain customary price adjustment protections.

As at December 31, 2008 the principal amount on Convertible Debenture due to related party amounted to $5,000,000 with a corresponding interest of $68,548. As at December 31, 2007 Convertible Debentures due to related party and corresponding interest were Nil.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES:

The Company paid its principal accountant Deloitte $45,156 to date in audit fees for the audit of the Company's annual financial statements for 2008.

The Company paid its principal accountant Deloitte $19,704 in audit fees for review of the financial statements included in its Form 10-QSB for the three quarterly reports in 2008

The Company paid its principal accountant Deloitte $64,493 to date in audit fees for the audit of the Company's annual financial statements for 2007.

The Company paid its former accountant Mintz & Partners LLP $18,000 in audit fees for review of the financial statements included in its Form 10-QSB for the each of the three quarterly reports in 2007.

TAX AND OTHER FEES:

The Company paid its principal accountant Deloitte $Nil for tax compliance services for 2008 and 2007 respectively.

The Company paid its former accountant Mintz & Partners LLP $ 4,850 for tax compliance services for 2007.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

The Company has filed the following documents as part of this Form 10-K:

1. CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm   - Page F1
Financial Statements
         Consolidated Balance Sheets                       - Page F2
         Consolidated Statements of Income                 - Page F3
         Consolidated Statements of Stockholders' Equity   - Page F4
         Consolidated Statements of Cash Flows             - Page F5
         Notes to Consolidated Financial Statements        - Page F6-F17

2. FINANCIAL STATEMENT SCHEDULE

All schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

3. EXHIBITS.

Exhibits are incorporated by reference to the Index of Exhibits provided at the end of this Report on Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned; thereunto duly authorized this 9th day of April 2009 in the city of Concord, Province of Ontario.

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                                  (Registrant)

                      BY: /S/ DAVID J. JOHNSON
                      ------------------------
                      DAVID J. JOHNSON
                      PRESIDENT AND CHIEF EXECUTIVE OFFICER

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below, by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURES                               TITLE                    DATE

/S/ NITIN M. AMERSEY                     CHAIRMAN                 APRIL 9, 2009
----------------------------
NITIN M. AMERSEY

/S/ DAVID J. JOHNSON                     PRESIDENT, CHIEF         APRIL 9, 2009
----------------------------             EXECUTIVE OFFICER,
DAVID J. JOHNSON                         AND DIRECTOR

/S/ MICHAEL F. ALBANESE                  DIRECTOR                 APRIL 9, 2009
----------------------------
MICHAEL F. ALBANESE

/S/ JOHN DUNLAP III                      DIRECTOR                 APRIL 9, 2009
----------------------------
JOHN DUNLAP

/S/ BENGT G. ODNER                       DIRECTOR                 APRIL 9, 2009
----------------------------
BENGT G. ODNER

/S/ JOEY SCHWARTZ                        DIRECTOR                 APRIL 9, 2009
----------------------------
JOEY SCHWARTZ

/S/ PRAVEEN NAIR                         CHIEF ACCOUNTING         APRIL 9, 2009
----------------------------             OFFICER
PRAVEEN NAIR

INDEX OF EXHIBITS

EXHIBIT NUMBER      DESCRIPTION

     3.1            Articles of Incorporation of the Company. (1)

     3.2            Bylaws of the Company. (1)

     3.3 Articles of Incorporation of the Company, as amended as of November 29, 2001. (Originally filed as exhibit 3.2) (5)

     3.4 Articles of Incorporation of the Company as amended July 20, 2005 (Originally filed as exhibit 3.3) (13)

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

     4.3 Form of three (3) year Warrant Certificate exercisable at $0.90 per share issued on April and July 2005. (13)

     4.4 Form of three (3) year Warrant Certificate exercisable at $2.00 per share issued on April and July 2005. (13)

     4.5 Form of three (3) year Warrant Certificate exercisable at $3.00 per share issued on April and July 2005. (13)

     4.6 Form of Specimen of Common Stock Certificate. (Originally filed as exhibit 4.1)

     10.1 Form of Agreement dated January 29, 1999 by and between the shareholders BBL Technologies, Inc. and the Company. (1)

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

EXHIBIT NUMBER      DESCRIPTION

     10.13 Form of Subscription Agreement for 2002 Unit Private Placement and related representation letters. (7)

     10.14 Form of unsecured subordinated promissory note issued by the Company to AB Odinia, dated August 27, 2004. (Originally filed as exhibit 10.1) (8)

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

EXHIBIT NUMBER      DESCRIPTION

     10.34 Form of Employment Agreement between Stefan Boekamp and the Company dated as of February 4, 2008. (23)

     10.35 Form of Employment Agreement between Praveen Nair and the Company dated as of February 4, 2008. (23)

     10.36 Form of Credit Facility Agreement between the Company and Mr. Bengt Odner Dated June 2, 2008 (24)

     10.37 Form of $500,000 Unsecured Subordinated Demand Promissory Note by and between the Company and Mr. Bengt Odner, dated June 2, 2008 (24)

     10.38 Form of Securities Subscription Agreement between the Company and Investor for the purchase of 9% three (3) year Convertible Debentures (25)

     10.39 Form of 9% Three (3) Year Debenture issued by the Company dated November 3, 200. (25)

     10.40          Form of Registration Rights Agreement dated November 3,
                    2008. (25)

     10.41 Form of Consulting Agreement between Joey Schwartz and the Company dated as of February 4, 2008

     10.42 Form of Securities Subscription Agreement between the Company and Investor Ledelle Holdings Ltd. for the purchase of 9% three (3) year Convertible Debentures dated November 7, 2008.

     10.43 Form of 9% Three (3) Year Debenture issued by the Company to Investor Ledelle Holdings Ltd. dated November 7, 2008.

     10.44 Form of Registration Rights Agreement between the Company and Investor Ledelle Holdings Ltd. for the purchase of 9% three (3) year Convertible Debentures (25)

     10.45 Form of Securities Subscription Agreement between the Company and Investor Mr. Bengt Odner. for the purchase of 9% three (3) year Convertible Debentures dated November 7, 2008.

     10.46 Form of 9% Three (3) Year Debenture issued by the Company to Investor Mr. Bengt George Odner dated November 7, 2008.

     10.47 Form of Registration Rights Agreement between the Company and Investor Ledelle Holdings Ltd. for the purchase of 9% three (3) year Convertible Debentures (25)

     10.48 Form of Amendment to Employment Agreement between Praveen Nair and the Company effective as of January 1, 2009.

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

     16.5 Deloitte & Touche LLP News Release dated December 12, 2007 announcing Merger of the Accounting firms of Mintz & Partners and Deloitte (22)

     21.1           List of subsidiaries. (1)

     31.1           Certification Pursuant To Section 302 of the Sarbanes-Oxley
                    Act Of 2002

     31.2           Certification Pursuant To Section 302 of the Sarbanes-Oxley
                    Act Of 2002

     32.1 Certification Pursuant To 18 U.S. C. Section 1350 as Adopted Pursuant To Section 906 of The Sarbanes- Oxley Act Of 2002

     32.2 Certification Pursuant To 18 U. S. C. Section 1350 as Adopted Pursuant To Section 906 of The Sarbanes- Oxley Act Of 2002

     99.1           Form of Compensation Committee Charter dated February 14,
                    2007. (19)

NOTES

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

(19) Incorporated herein by reference from the Registrants Form 8-K filed with the Securities and Exchange Commission on February 14, 2007.

(20) Incorporated herein by reference from the Registrants Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2007.

(21) Incorporated herein by reference from the Registrants Form 8-K filed with the Securities and Exchange Commission on November 8, 2007.

(22) Incorporated herein by reference from the Registrants Form 8-K filed with the Securities and Exchange Commission on February 1, 2008.

(23) Incorporated herein by reference from the Registrants Form 10-KSB/A filed with the Securities and Exchange Commission on April 29, 2008.

(24) Incorporated herein by reference from the Registrants Form 8-K filed with the Securities and Exchange Commission on June 2, 2008.

(25) Incorporated herein by reference from the Registrants Form 8-K filed with the Securities and Exchange Commission on November 7, 2008.

* Confidential treatment requested for a portion of this exhibit

** PREVIOUSLY FILED WITH FORM SB-2.