Form 10-Q
period 2009-03-31
ENVIRONMENTAL SOLUTIONS WORLDWIDE INC
filed 2009-05-19
CIK 1082278

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                for the quarterly period ended - March 31, 2009.

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

Large Accelerated Filer | | Accelerated Filer | | Non-Accelerated Filer | | Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

There were 72,973,851 shares of the registrant's Common Stock outstanding as of May 20, 2009

                                    FORM 10-Q

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.

                                TABLE OF CONTENTS

                                                                          PAGE #

                          PART I. FINANCIAL INFORMATION


Item 1. Financial Statements.

      Consolidated Condensed Balance Sheets as of March 31, 2009             F1
      (unaudited) and December 31, 2008

      Consolidated Condensed Statements of Operations and
      Comprehensive Loss for the Three Months Ended March 31,
      2009 and 2008   (unaudited)                                            F2

      Consolidated Condensed Statements of Changes in Stockholders
      Equity (Deficit) for the Three Months Ended March 31, 2009             F3

      Consolidated Condensed Statements of Cash Flows for the Three
      Months Ended March 31, 2009 and 2008 (unaudited)                       F4

      Notes to Consolidated Condensed Financial Statements (unaudited)    F5-F15

Item 2. Management's Discussion And Analysis Of Financial Condition
And Results Of Operations                                                     3

Item 3. Quantitative and Qualitative Disclosures About Market Risk.          11

Item 4. Controls And Procedures                                              12

                           PART II. OTHER INFORMATION

Item 1A. Risk Factors                                                        13

Item 5. Other Information.                                                   13

Item 6. Exhibits.                                                            13

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET

                                                                   (UNAUDITED)
                                                                     MARCH 31,     DECEMBER 31,
                                                                       2009            2008
                                                                   ------------    ------------
ASSETS

Current assets
      Cash and cash equivalents (Note 4)                           $    751,461    $  2,247,623
      Accounts receivable, net of allowance                             170,127         103,728
          for doubtful accounts of $NIL (2008 - $1,901) (Note 2)
      Inventory (Note 5)                                                776,744         723,812
      Prepaid expenses and sundry assets                                270,017         313,936
                                                                   ------------    ------------

          Total current assets                                        1,968,349       3,389,099

Property, plant and equipment under construction (Note 6)               188,068         171,445

Property, plant and equipment, net of accumulated
      depreciation of $ 3,782,924 (Note 6)                            3,123,162       3,324,364
      (2008 - $3,530,182) (Note 6)

Patents and trademarks, net of accumulated
      amortization of $1,741,342                                        388,656         440,734
      (2007 - $1,528,328) (Note 2)
                                                                   ------------    ------------

                                                                   $  5,668,235    $  7,325,642
                                                                   ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Accounts payable                                             $    336,898    $    420,277
      Accrued liabilities                                               417,589         258,155
      Bank loan (Note 7)                                                 20,504          77,168
      Redeemable class A special shares (Note 8)                        453,900         453,900
      Current portion of capital lease obligation (Note 14)               8,692          12,001
                                                                   ------------    ------------
          Total current liabilities                                   1,237,583       1,221,501
                                                                   ------------    ------------

Long Term Liabilities
      Convertible Debentures net of deferred costs                    8,948,560       8,943,581
           of $51,440 (2008 - $56,419)  (Note 9)
      Capital lease obligation (Note 14)                                 19,390          19,005
                                                                   ------------    ------------
          Total Long Term liabilities                                 8,967,950       8,962,586
                                                                   ------------    ------------
          Total liabilities                                          10,205,533      10,184,087
                                                                   ------------    ------------

Commitments and contingencies (Note 14)

Stockholders' Equity (Note 11)(Note 12)
      Common stock, $0.001 par value, 125,000,000
          shares authorized; 72,973,851 shares
          issued and outstanding                                         72,972          72,972
      Additional paid-in capital                                     25,403,485      25,403,485
      Accumulated other comprehensive income                            200,957         251,526
      Accumulated deficit                                           (30,214,712)    (28,586,428)
                                                                   ------------    ------------
          Total stockholders' (deficit) / equity                     (4,537,298)     (2,858,445)
                                                                   ------------    ------------
                                                                   $  5,668,235    $  7,325,642
                                                                   ============    ============

    The accompanying notes are an integral part of these financial statements

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
     CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                   FOR THE THREE MONTH PERIOD ENDED MARCH 31,
                                   (UNAUDITED)

                                                                  2009            2008
                                                              ------------    ------------
Revenue
      Net sales                                               $    370,118    $     80,322

Cost of sales                                                      206,018          56,027
                                                              ------------    ------------
Gross profit                                                       164,100          24,295
                                                              ------------    ------------
Operating expenses
      Marketing, office and general costs                          812,085       1,023,383
      Research and development costs                               384,707         453,849
      Officers' compensation and directors fees                    155,048         150,590
      Consulting and professional fees                                 590          52,186
      Foreign exchange gain                                        (27,734)        (35,851)
      Depreciation and amortization                                260,676         279,972
                                                              ------------    ------------
                                                                 1,585,372       1,924,129
                                                              ------------    ------------
Loss from operations                                            (1,421,272)     (1,899,834)

Interest on long term debt                                        (202,499)             --
Amortization of deferred costs                                      (4,979)             --
Interest on notes payable to related party                              --         (74,288)
Interest Income                                                        466          18,189
                                                              ------------    ------------
Net loss                                                      $ (1,628,284)   $ (1,955,933)
                                                              ============    ============
Other comprehensive (loss)/gain:
      Foreign currency translation of Canadian subsidiaries        (50,569)   $    (62,374)
                                                              ------------    ------------
Comprehensive loss                                            $ (1,678,853)   $ (2,018,307)
                                                              ------------    ------------
Loss per share (Basic and diluted)                            $      (0.02)   $      (0.03)
                                                              ============    ============
Weighted average number of shares outstanding                   72,973,851      72,973,851
                                                              ============    ============

    The accompanying notes are an integral part of these financial statements

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
 CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                            AND COMPREHENSIVE INCOME
                FOR THE THREE MONTHS PERIOD ENDED MARCH 31, 2009
                                   (UNAUDITED)

                                                                               ACCUMULATED
                                                                ADDITIONAL        OTHER
                                         COMMON STOCK             PAID-IN     COMPREHENSIVE     ACCUMULATED
                                    SHARES         AMOUNT         CAPITAL         INCOME          DEFICIT          TOTAL
                                 ------------   ------------   ------------    ------------    ------------    ------------
December 31, 2007                  72,973,851   $     72,972   $ 25,665,761    $    450,318    $(21,495,176)   $  4,693,875

Net loss                                   --             --             --              --      (7,091,252)     (7,091,252)

Stock-based compensation                   --             --         13,646              --              --          13,646

Loss on extinguishment of debt
  with related party                       --             --       (275,922)             --              --        (275,922)

Foreign currency translation
  of Canadian subsidiaries                 --             --             --        (198,792)             --        (198,792)
                                 ------------   ------------   ------------    ------------    ------------    ------------
December 31, 2008                  72,973,851   $     72,972   $ 25,403,485    $    251,526    $(28,586,428)   $ (2,858,445)

                                 ------------   ------------   ------------    ------------    ------------    ------------
Net loss                                   --             --             --              --      (1,628,284)     (1,628,284)

Foreign currency translation
  of Canadian subsidiaries                 --             --             --         (50,569)             --         (50,569)
                                 ------------   ------------   ------------    ------------    ------------    ------------
March 31, 2009                     72,973,851   $     72,972   $ 25,403,485    $    200,957    $(30,214,712)   $ (4,537,298)
                                 ------------   ------------   ------------    ------------    ------------    ------------

   The accompanying notes are an integral part of these financial statements

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTHS PERIOD ENDED MARCH 31,
                                   (UNAUDITED)

                                                                                  2009           2008
                                                                              -----------    -----------
Net Loss                                                                      $(1,628,284)   $(1,955,933)
                                                                              -----------    -----------
Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation of property, plant and equipment                              252,742        264,376
       Amortization of patents and trademarks                                      53,185         53,251
       Provision (Recovery) for uncollectible accounts                                 --         23,035
       Interest on long term debt                                                 202,499             --
       Interest on notes to related party                                              --         74,288
       Amortization of deferred costs                                               4,979             --
       Stock based compensation                                                        --         13,646

Increase (decrease) in cash flows from operating activities resulting from changes in:
       Accounts receivable                                                        (66,399)       170,752
       Inventory                                                                  (52,932)        (6,517)
       Prepaid expenses and sundry assets                                          43,919        (52,584)
       Accounts payable and accrued liabilities                                  (126,444)       145,053
                                                                              -----------    -----------
Net cash (used in) / provided by operating activities                          (1,316,735)    (1,270,633)
                                                                              -----------    -----------
Investing activities:
       Acquisition of property, plant and equipment                               (51,540)      (118,348)
       Property, plant and equipment under construction                           (16,623)      (177,791)
       Increase in patents and trademarks                                          (1,107)        (2,985)
                                                                              -----------    -----------
Net cash used in investing activities                                             (69,270)      (299,124)
                                                                              -----------    -----------
Financing activities:
       Repayment of bank loan                                                     (56,664)            --
       Repayment of capital lease obligation                                       (2,924)        (2,895)
                                                                              -----------    -----------
Net cash provided by financing activities                                         (59,588)        (2,895)
                                                                              -----------    -----------
Net (decrease) / increase  in cash and equivalents                             (1,445,593)    (1,572,652)

Effect of foreign currency translation of Canadian subsidiaries                   (50,569)       (62,374)

Cash and cash equivalents, beginning of year                                    2,247,623      2,891,088
                                                                              -----------    -----------

Cash and cash equivalents, end of period                                      $   751,461    $ 1,256,062
                                                                              ===========    ===========
Supplemental disclosures:
Interest received                                                             $       466    $    18,189
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

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"), which contemplates continuation of the company as a going concern. The Company, however, has sustained operating losses and presently lacks a sufficient source of commercial income, which creates uncertainty about the Company's ability to continue as a going concern. The Company's ability to continue operations as a going concern and to realize its assets and to discharge its liabilities is dependent upon obtaining additional financing sufficient for continued operations as well as the achievement and maintenance of a profitable level of operations. Management believes the current business plan if successfully implemented may provide an opportunity for the Company to achieve profitable operations and allow it to continue as a going concern.

The Company has incurred significant losses to date. As of March 31, 2009, the Company has an accumulated deficit of $30,214,712, there is no assurance that the Company will be successful in achieving sufficient cash flow from operations. The ability of the Company to continue as going concern is dependent upon the Company obtaining regulatory approvals for its new line of products, during the current year the company has expensed significant resources and completed the development of products to meet the new 2009 emission standards enforced by the regulators. The Company expects the regulatory approvals to come to fruition in the second quarter of 2009. Any significant delay in achieving or absence of the regulatory approvals would impact the ability of the Company to generate sufficient cash flow from its operations, the Company will be required to significantly reduce or limit operations and /or seek additional financing to fund its continuing operations and meet its obligations as they come due.

These unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time.

These statements have not been audited and should be read in conjunction with the financial statements and the notes thereto included in ESW's Annual Report on Forms 10-K, and amendments thereto, as filed with the United States Securities and Exchange Commission for the year ended December 31, 2008. The methods and policies set forth in the year-end audited consolidated financial statements are followed in these interim consolidated financial statements.

All adjustments considered necessary for fair presentation and of a normal recurring nature have been included in these interim consolidated financial statements. Revenues and operating results for the three month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

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

CONCENTRATION OF CREDIT RISK

The Company's cash balances are maintained in various banks in Canada and the United States. Deposits held in banks in the United States are insured up to $100,000 ($250,000 per depositor through December 31, 2009) for each bank by the Federal Deposit Insurance Corporation. The balances at times may exceed these limits.

Accounts Receivable and Concentrations of Credit Risk: The Company performs on-going credit evaluations of its customer's financial condition and generally does not require collateral from its customers. Three of its customers accounted for 59%, 22%, and 5%, respectively of the Company's revenue for the three month period ended March 31, 2009 and 49%, 13%, and 9%, respectively of its accounts receivable as at March 31, 2009. Three of its customers accounted for 32%, 29%, and 15%, respectively of the Company's revenue in the fiscal year 2008 and 32%, 31%, and 0%, respectively of its accounts receivable as at December 31, 2008.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is estimated and recorded based on management's assessment of the credit history with the customer and current relationships with them. On this basis management has determined that a reserve of $ nil was appropriate as at March 31, 2009 and that a reserve of $1,901 was appropriate as at December 31, 2008.

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

PATENTS AND TRADEMARKS

Patents and trademarks consist primarily of the costs incurred to acquire them from an independent third party. The Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets," requires intangible assets with a finite life be tested for impairment whenever events or circumstances indicate that a carrying amount of an asset (or asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated discounted cash flow used in determining the fair value of the asset. ESW conducted a test for impairment in the fourth quarter of 2008 and found no impairment.

Patents and trademarks are being amortized on a straight-line basis over their estimated life of ten years. Amortization expense for the three month period ended March 31, 2009 and 2008 were $53,185 and $53,251 respectively.

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

RESEARCH AND DEVELOPMENT

The Company is engaged in research and development work. Research and development costs, are charged as operating expense of the Company as incurred. Any grant money received for research and development work will be used to offset these expenditures. For the three month period ended March 31, 2009 and 2008 the Company expensed $384,707 and $453,849 respectively towards research and development costs. For the three month period ended March 31, 2009 and 2008, grant money amounted to $nil and $8,719 respectively.

NOTE 3 - RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information; SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. In February, 2008, the FASB released FASB Staff Position (FSP FAS 157-2 - Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The implementation of SFAS No. 157 for financial assets and liabilities, effective January 1, 2008, did not have an impact on the Company's financial position and results of operations. The Company has also evaluated the impact of SFAS No. 157 on non-financial assets and liabilities, and the adoption of this statement does not have a significant effect on the Company's financial statements.

 In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115". SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has evaluated the impact of SFAS No. 159 on its financial statements, and has chosen not to adopt SFAS No.159.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 ("SFAS 161"). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No.133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company is required to adopt SFAS 161 on January 1, 2009. The Company currently does not have any derivative financial instruments subject to accounting or disclosure under SFAS 133; therefore, the Company does not expect the adoption of SFAS 161 to have a significant effect on the Company's consolidated statement of financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles
(GAAP) for nongovernmental entities. SFAS 162 became effective November 15, 2008. Adoption of SFAS 162 is not expected to have a significant impact on ESW's results of operations or financial position.

In May 2008, the FASB issued Staff Position ("FSP") APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlements)." This FSP requires a portion of this type of convertible debt to be recorded as equity and to record interest expense on the debt portion at a rate that would have been charged on nonconvertible debt with the same terms. This FSP takes effect in the first quarter of fiscal years beginning after December 15, 2008 and will be applied retrospectively for all periods presented. It is effective for the Company starting January 1, 2009. The Company has evaluated the impact of FSP APB 14-1 on its financial statements, and the adoption of this statement does not have a significant effect on the Company's financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." Securities participating in dividends with common stock according to a formula are participating securities. This FSP determined that unvested shares of restricted stock and stock units with nonforfeitable rights to dividends are participating securities. Participating securities require the "two-class" method to be used to calculate basic earnings per share. This method lowers basic earnings per common share. This FSP takes effect in the first quarter of fiscal years beginning after December 15, 2008 and will be applied retrospectively for all periods presented. It will be effective for the Company on January 1, 2009. The Company does not expect FSP EITF 03-6-1 to have a significant effect on its consolidated financial statements.

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-05, "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock" ("EITF No. 07-05"). EITF No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. It will be effective for the Company on January 1, 2009. Early adoption for an existing instrument is not permitted. The Company does not expect EITF No. 07-05 to have a significant effect on its consolidated financial statements.

NOTE 4 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and highly liquid investments purchased with an original or remaining maturity of 90 days or less at the date of purchase.

NOTE 5 - INVENTORY

Inventory is summarized as follows:

                                      MARCH 31,   DECEMBER 31,
                   INVENTORY            2009          2008
                ---------------------------------------------
                Raw materials        $ 525,581    $  503,129
                Work-In-Process        219,315       201,173
                Finished goods          31,848        19,510
                ---------------------------------------------
                      TOTAL          $ 776,744    $  723,812
                =============================================

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                            MARCH 31,    DECEMBER 31,
         CLASSIFICATION                       2009           2008
         -----------------------------------------------------------
         Plant, machinery and equipment   $ 5,177,648    $ 5,126,108
         Office equipment                     294,250        294,250
         Furniture and fixtures               424,426        424,426
         Vehicles                              12,014         12,014
         Leasehold improvements               997,748        997,748
                                          --------------------------
                                          $ 6,906,086    $ 6,854,546

         Less: accumulated depreciation    (3,782,924)    (3,530,182)
                                          --------------------------
                                          $ 3,123,162    $ 3,324,364
                                          --------------------------

At March 31, 2009 and December 31, 2008, the Company had $188,068 and $171,445, respectively, of customized equipment under construction.

The office equipment above includes $17,665 in assets under capital lease with a corresponding accumulated depreciation of $12,476 for the period ended March 31, 2009. As at year ended December 31, 2008 office equipment included $17,665 in assets under capital lease with a corresponding depreciation of $11,668.

The plant, machinery and equipment above includes $33,957 in assets under capital lease with a corresponding accumulated depreciation of $13,072 for the period ended March 31, 2009. As at year ended December 31, 2008, plant, machinery and equipment included $33,957 in assets under capital lease with a corresponding accumulated depreciation of $11,539.

NOTE 7 - BANK LOAN

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

For the period ended March 31, 2009, $20,504 was owed under the aforementioned facility. As at December 31, 2008, $77,168 was owed under the facility.

NOTE 8 - REDEEMABLE CLASS A SPECIAL SHARES

       700,000 Class A special shares      $ 453,900 (based on the historical
       Authorized, issued, and             exchange rate at the time of
       outstanding.                        issuance.)

The redeemable Class A special shares are issued by the Company's wholly-owned subsidiary BBL Technologies, Inc. ("BBL") without par value, and are redeemable on demand by the holder of the shares, which is a private Ontario Corporation, at $700,000 Canadian Dollars (which translates to $ 554,983 at March 31, 2009). As the redeemable Class A special shares were issued by the Company's wholly-owned subsidiary BBL, the maximum value upon which the Company is liable is the net book value of BBL. As at March 31, 2009 BBL has an accumulated deficit of $ 1,183,532 USD ($1,835,424 Canadian dollars as at March 31, 2009) and therefore, the holder would be unable to redeem the redeemable Class A special shares at their ascribed value.

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

From the proceeds, the Company repaid $2,200,000, the principal portion only, of a previously issued Consolidated Note in the amount of $2,308,148 to a company controlled by a trust to which a director and shareholder of the Company is the beneficiary. The debt holder agreed to have the remaining amount of $433,923, due under the Consolidated Note, applied to a subscription of a Debenture under the November 3, 2008 offering.

Concurrently, the Company repaid a Consolidated Subordinated Note that it had previously issued to a debt holder who is a director and shareholder of the Company, in the principal amount of $1,002,589. The debt holder has agreed to have the full amount of principal and accumulated interest, in the amount of $1,158,024 due under the Consolidated Subordinated Note, applied to a subscription of a Debenture under the offering. Additionally the Company's $1.5 million credit facility also provided by the same debt holder, from which the Company had drawn down the sum of $1,103,000 as of November 3, 2008, was also satisfied by way of issuance of Debentures under the November 3, 2008 offering. With the agreement to settle all the notes previously issued by the Debt holder is subscribing to an aggregate of $2,566,077 of Debentures under the offering.

As at March 31, 2009, the Convertible Debenture amounted to $8,948,560 net of deferred costs of $51,440, with corresponding accrued interest of $328,252. As at December 31, 2008, the Convertible Debenture amounted to $8,943,581 net of deferred costs of $56,419, with corresponding accrued interest of $125,753.

LEGAL FEES RELATED TO CONVERTIBLE DEBENTURES

The Company has recorded a deferred cost asset of $59,738 for legal fees paid in relation to the issuance of the Convertible Debentures. The deferred costs will be amortized over the term of the Convertible Debenture. As at March 31, 2009, the deferred cost asset and related amortization was $51,440 and $8,298 respectively. As at December 31, 2008, the deferred cost asset and related amortization was $56,419 and $3,319 respectively. Legal fees have been presented net against the related instrument.

NOTE 10- INCOME TAXES

As at March 31, 2009, there are tax loss carry forwards for Federal income tax purposes of approximately $21,461,191 available to offset future taxable income in the United States. The tax loss carry forwards expire in various years through 2029 The Company does not expect to incur a Federal income tax liability in the foreseeable future. Accordingly, a valuation allowance for the full amount of the related deferred tax asset of approximately $7,511,417 has been established until realizations of the tax benefit from the loss carry forwards are more likely than not.

Additionally, as at March 31, 2009, the Company's two wholly owned Canadian subsidiaries had non-capital tax loss carry forwards of approximately $4,238,548 to be used, in future periods, to offset taxable income. The loss carry forwards expire in various years through 2029 The deferred tax asset of approximately $1,419,914 has been fully offset by a valuation allowance until realization of the tax benefit from the non-capital tax loss carry forwards are more likely than not.

                                                    For the three month period ended March 31,
                                                               2009             2008
                                                           -----------------------------
Statutory tax rate:
  U.S.                                                             35.0%            35.0%
  Foreign                                                          33.5%            36.1%

Income (loss) before income taxes:
  U.S.                                                     $ (1,054,332)    $ (1,026,566)
  Foreign                                                    (  573,952)        (929,367)
                                                           -----------------------------
                                                           $ (1,628,284)    $ (1,955,933)
                                                           -----------------------------
Expected income tax recovery                               $ (  561,290)    $   (694,800)

Differences in income tax resulting from:
  Depreciation (Foreign operations)                        $      6,409     $     10,324
  Stock Based Compensation                                 $         --     $      4,776
  Accrued interest on loans                                $     70,875     $         --
                                                           -----------------------------
                                                           $ (  484,006)    $   (679,700)
Benefit of losses not recognized                           $    484,006     $    679,700
                                                           -----------------------------
Income tax provision (recovery) per financial statements   $         --     $         --
                                                           -----------------------------

Deferred income tax assets and liabilities consist of the following difference:

                                                                  As at March 31,
                                                               2009             2008
                                                           -----------------------------
Assets
  Capital Assets - Tax Basis (Foreign operations only)     $  1,333,810     $  1,108,818
  Capital Assets - Book Value (Foreign operations only)      (1,099,849)      (1,671,656)
                                                           -----------------------------
  Net Capital Assets                                       $    233,961     $   (562,838)
  Tax loss carry forwards                                    25,699,740       20,000,551
                                                           -----------------------------
Net temporary differences (foreign operations only)        $ 25,933,701     $ 19,437,713

Statutory tax rate:
  U.S.                                                             35.0%            35.0%
  Foreign                                                          33.5%            36.1%

Temporary differences (foreign operations only)            $  9,009,708     $  7,017,014
  Valuation allowance                                      $ (9,009,708)    $ (7,017,014)
                                                           -----------------------------
  Carrying Value                                           $         --     $         --
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

In many cases the Company's uncertain tax positions are related to tax years that remain subject to examination by tax authorities. The following describes the open tax years, by major tax jurisdiction, as of March 31, 2009:

           United States - Federal                   2005 - present
           United States - State                     2005 - present
           Canada - Federal                          2006 - present
           Canada - Provincial                       2006 - present

Valuation allowances reflect the deferred tax benefits that management is uncertain of the Company's ability to utilize in the future.

NOTE 11 - ISSUANCE OF COMMON STOCK

For the three month period ended March 31, 2009 and the year ended December 31, 2008 there was nil issuance of common shares.

NOTE 12 - STOCK OPTIONS AND WARRANT GRANTS

A total of $ nil and $13,646 for stock based compensation has been recorded for the three month period ended March 31, 2009 and March 31, 2008, respectively. There were no stock option grants for the three month period ended March 31, 2009.

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

A summary of option transactions, including those granted pursuant to the terms of certain employment and other agreements is as follows:

                                              STOCK         WEIGHTED
                                            PURCHASE         AVERAGE
                      DETAILS                OPTIONS     EXERCISE PRICE
          -------------------------------------------------------------
          OUTSTANDING, JANUARY 1, 2008      6,996,667        $ 0.60
          Granted                             100,000        $ 0.71
          Granted                             300,000        $ 1.00
          Expired                          (1,276,667)      ($ 0.72)
                                           ----------        ------
          OUTSTANDING, JANUARY 1, 2009      6,120,000        $ 0.65
          Granted                                  --            --
          Expired                                  --            --
                                           ----------        ------
          OUTSTANDING, MARCH 31, 2009       6,120,000        $ 0.65
                                           ==========        ======

At March 31, 2009, the outstanding options have a weighted average remaining life of 20 months.

The weighted average fair value of options granted during 2008 was $0.93 and was estimated using the Black-Scholes option-pricing model, and the following assumptions:

                                                    2008
                                              -----------------
             Expected volatility              49% - 52%
             Risk-free interest Rate          3.00%
             Expected life                    1.5 yrs - 2.5 yrs
             Dividend yield                   0.00%
             Forfeiture rate                  0.00%

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

At March 31, 2009, the Company had outstanding options as follows:

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
              ----------------------------------------------------
              6,120,000
              ====================================================

Warrants issued in connection with various private placements of equity securities, are treated as a cost of capital and no income statement recognition is required. A summary of warrant transactions is as follows:

                                                         WEIGHTED AVERAGE
    DETAILS                            WARRANT SHARES     EXERCISE PRICE
    ---------------------------------------------------------------------
    Outstanding, January 1, 2008          3,272,500          $ 1.28
    Granted                                      --             --
    Exercised                                    --             --
    Expired                               3,272,500          $(1.28)
    ---------------------------------------------------------------------
    Outstanding, January 1, 2009                 --              --
    Granted                                      --              --
    ---------------------------------------------------------------------
    Outstanding, March 31, 2009                  --              --
    =====================================================================

There are no outstanding warrants as at of March 31, 2009.

NOTE 13 - RELATED PARTY TRANSACTIONS

During the three month period ended March 31, 2009 and 2008, the Company paid shareholders and their affiliates $nil and $25,000, respectively for various services, and fees rendered in addition to salaries and reimbursement of business expenses. All transactions are recorded at the exchange amounts.

CONSULTING AGREEMENT
In 2008, a director and shareholder of the company provided consulting services to the company under a consulting agreement. The agreement provides for a monthly retainer of $12,500 per month. In December 2008 the agreement was terminated.

CONVERTIBLE DEBENTURE ISSUED TO RELATED PARTY
On November 3, 2008, the Company completed a transaction whereby it issued $6.0 million of 9% convertible debentures to six accredited investors. Based on the beneficial ownership position in the Company, The Leon Black 1997 Family Trust is included as a related party, all other entities participating in the November convertible debenture offering disclaim beneficial ownership (see beneficial ownership table PART III - ITEM 12 of the Company's 10K report filed with the Securities Exchange Commission for the year ended December 31, 2008). The Leon Black 1997 Family Trust participated in the November convertible debenture offering with a principal investment of $2,000,000.

Further information required by this item is included under the caption "NOTE 9
- CONVERTIBLE DEBENTURES".

As at March 31, 2009, the principal amount of Convertible Debenture due to related party amounted to $5,000,000 with a corresponding accrued interest of $181,048. At December 31, 2008, Convertible Debenture due to related party amounted to $5,000,000 with a corresponding accrued interest of $68,548.

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

The following breakdown is the total, of the minimum annual lease payments, for both leases.

                               YEAR        $

                              2009     $323,042
                              2010     $139,949

LEGAL MATTERS

From time to time, the Company may be involved in a variety of claims, suits, investigations and proceedings arising from the ordinary course of our business, breach of contract claims, labor and employment claims, tax and other matters. Although claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, ESW believes that the resolution of current pending matters will not have a material adverse effect on its business, consolidated financial position, results of operations or cash flow. Regardless of the outcome, litigation can have an adverse impact on ESW because of legal costs, diversion of management resources and other factors. In addition, it is possible that an unfavourable resolution of one or more such proceedings could in the future materially and adversely affect ESW's financial position, results of operations or cash flows in a particular period.

CAPITAL LEASE OBLIGATION

The Company is committed to the following lease payments in connection with the acquisition of capital assets under capital leases:

                                         YEAR             $

                                         2009           15,081
                                         2010           11,870
                                         2011            2,594
                                         2012            1,081
                                                       -------
                                         TOTAL         $30,626

             Less imputed interest                      (2,544)
                                                       -------
             Total obligation under capital lease      $28,082

             Less current portion                       (8,692)
                                                       -------
             TOTAL LONG-TERM PORTION                   $19,390
                                                       =======

The Company has incurred $2,058 of interest expense on capital leases for the three month period ended March 31, 2009.

NOTE 15 - LOSS PER SHARE

Potential common shares of 6,120,000 related to ESW's outstanding stock options were excluded from the computation of diluted loss per share for the three month period ended March 31, 2009. As at March 31, 2008, potential common shares of 7,361,667 related to ESW's outstanding stock options and potential common shares of 3,272,500 related to ESW's outstanding Warrants were excluded from the computation of diluted earnings/(loss) per share as the effect of inclusion of these shares and the related interest expense would have been antidilutive.

 The reconciliation of the number of shares used to calculate the diluted loss per share is calculated as follows:

                                             For the three month period ended
                                               March 31, 2009   March 31,2008
                                               --------------   -------------
NUMERATOR
Net (loss) for the period                       $ (1,628,284)   $ (1,995,933)
Interest on debentures & amortization           $    207,478    $        --
Interest on notes to related party              $        --     $     74,288
                                                ------------    ------------
                                                $ (1,420,806)   $ (1,881,645)
DENOMINATOR
Weighted average number of shares outstanding     72,973,851      72,973,851
Dilutive effect of :
   Stock options                                          --              --
   Warrants                                               --              --
   Convertible Debt conversion                            --              --
   Notes Payable to related party conversion              --              --
                                                ------------    ------------
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING               --              --
                                                ------------    ------------

NOTE 16 - COMPARATIVE FIGURES

Certain 2008 figures have been reclassified to conform to the financial statements presentation adopted in 2009. The presentation includes Other Comprehensive Income in the Consolidated Condensed Statement of Operations and Consolidated Condensed Statement Of Changes In Stockholders Equity (Deficit).

NOTE 17 - SUBSEQUENT EVENTS

On April 07, 2009 ESW announced that the company has been awarded a Grant for Environmental Protection Agency (EPA) Verification of its XTRM Cat(TM) Marine / Locomotive Catalyst. This new grant is intended to support ESW in the final testing of the XTRM Cat(TM) technology in real-world applications along with providing a platform for EPA verification.

On May 04, 2009, ESW announced that its wholly owned subsidiary ESW Canada Inc. has received notification from the California Air Resources Board (CARB) that the Company's ThermaCat(TM) Active Level III Diesel Particulate Filter has been approved for off-road applications.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with ESW's Financial Statements and Notes thereto included elsewhere in this Report.

This Form 10-Q contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of ESW's business. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. ESW undertakes no obligation to publicly release any modifications or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, ESW caution investors that actual financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, ESW. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. This report should be read in conjunction with ESW's Annual Report on Forms 10-K, and amendments thereto for the year ended December 31, 2008 as filed with the Securities and Exchange Commission.

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

ESW's primary business objective is to capitalize on the growing global requirement of reducing emissions, by offering catalyst technology solutions to the market and build upon its military product lines for sales to the U.S. and NATO countries. ESW has and continues to seek to develop relationships with Original Equipment Manufacturers (OEM's) of engines for both automotive and other markets. As part of ESW's efforts to grow its business, as well as to achieve increased production and distribution efficiencies ESW has and continues to make capital investments in manufacturing capability to support its products as well as expensing money on research and development in order for new products to be developed that meet the new legislative regulations.

Through the year ended 2008 and the first quarter of 2009, ESW incurred significant research and development costs. This investment in ESW's products was necessary for ESW to comply with new regulations which came into force starting January of 2009. The products that ESW has developed and/or presented for verification / certification cover the following primary technology levels established by CARB:

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

ESW believes that with the certifications/verification of the above range of products will cover a significant portion of the market and give ESW the competitive advantage to be the technology of first choice in retrofit and OEM applications. The regulatory approval process with EPA and CARB is complex and requires a lengthy process of durability testing which must precede final certification/verification of ESW's products. Durability testing has been completed for all ESW's Level III+ products to meet the new 2009 regulations and verification/certification is in process for all of ESW's Level III products. ESW does not control the timeliness of the certification/verification process; however, ESW has taken steps to ensure the efficacy of ESW's contribution to the certification/verification process

On May 04, 2009, ESW announced that its wholly owned subsidiary ESW Canada Inc. has received notification from CARB that the Company's ThermaCat(TM) Active Level III Plus Diesel Particulate Filter has been approved for off-road applications. ESW's ThermaCat(TM) has been verified as a Level III device for use in a wide variety of medium/heavy-duty diesel off-road engines powering both tracked and rubber tired equipment. The ThermaCat(TM), as verified, proved capable of reducing diesel Particulate Matter (PM), Carbon Monoxide (CO) and Hydro Carbon (HC) in excess of 85%. The ThermaCat(TM) has also met the nationwide stringent nitrogen dioxide (NO2) limitations. This new NO2 limit, which came into effect on January 1, 2009, requires that all verified diesel retrofits sold and installed in North America must not increase NO2 emissions by more than 20%.

ESW is also actively pursuing the ThermaCat(TM) Active Level III Plus Diesel Particulate Filter On Road verification, all submissions to CARB have been completed, ESW has undertaken additional testing, which will allow a wider demographic of vehicles to be covered by the on road product, the data for this scope increase is in process and being provided to CARB. ESW expects verified status for the On Road ThermaCat(TM) Active Level III Diesel Particulate Filter to be completed in the Second Quarter of 2009.

ESW to date has shipped 32 ThermaCat(TM) Active Level III Plus Diesel Particulate Filter Systems to E Global Solutions Inc, of the total 32 systems sold, 19 systems were sold within the first quarter of 2009 through an exclusive distributorship arrangement with E Global Solutions Inc, to the New York Market. The ThermaCat(TM) meets the highest performance and classification level under the New York City local laws for emission controls, which require the use of Ultra Low Sulfur Diesel fuel and Best Available Control Technology in on-road and off-road diesel vehicles used in New York City. Installed applications include on-highway cement mixers, dump trucks, and off-road excavators and loaders. This cross section ThermaCat(TM) Systems were sold and installed based on prior performance demonstrations of the technology.

The ThermaCat(TM) On and Off Road products are anticipated to account for a significant portion of ESW's future revenues, based on feedback received from our customers and distribution network, the Level I and Level II product certification / verification program has been delayed considering more states are adopting California emission standards which are more stringent and in line with the Level III requirements. However ESW intends to complete the Level I and Level II product certification / verification program submissions by the end of the second quarter of 2009 barring unforeseen events. ESW believes that these minor adjustments to its business plan are necessary to meet its market and customers expectations.

On April 07, 2009 ESW announced that the company has been awarded a $731,000 Grant for Environmental Protection Agency (EPA) Verification of its XTRM Cat(TM) Marine / Locomotive Catalyst. This new grant is intended to support ESW in the final testing of the XTRM Cat(TM) technology in real-world applications along with providing a platform for EPA verification. In March of 2009 the EPA finalized more stringent emissions standards for locomotives and marine compression-ignition engines opening the door for this newly regulated market. The grant is made possible by the New Technology Research and Development (NTRD) Program. The NTRD Program is funded by the State of Texas through the Texas Commission on Environmental Quality (TCEQ). NTRD grants are designed to expedite the commercialization of new and innovative emission reduction technologies that will improve the air quality of Texas. ESW has been awarded the grant in part due to the significant progress and success that was achieved with the XTRM Cat(TM) on Electro-Motive Diesel (EMD) 2-stroke diesel engines in during 2007 in which it was previously awarded a $250,000 TCEQ grant. As per the terms of the grant the project has a total budget of $731,000, TECQ also has the discretion to increase the amount of funds available under the budget. Of the total budget 19% is attributed to ESW's cost share and the balance $591,000 will be reimbursed by TECQ.

Both ESW's facilities are in full compliance with ISO 9001:2000. We currently hold a full registration certificate effective until March 2010 for ESW America and January 2010 for ESW Canada.

COMPARISON OF THREE MONTH PERIOD ENDED MARCH 31, 2009 TO THREE MONTH PERIOD ENDED MARCH 31, 2008

RESULTS OF OPERATIONS

The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the MD&A included in ESW's Annual Report on Forms 10-K, and amendments thereto for the year ended December 31, 2008.

Revenues for the three month period ended March 31, 2009 increased by $289,796 or 361 percent, to $370,118 from $80,322 for the three month period ended March 31, 2008. The increase in revenue is mainly related to sales of ESW's newly developed products that meet new regulations and increasing customer acceptance. All sales are for unverified product. In the current period the company focused its efforts on obtaining verification for its Level III diesel catalyst products.

Cost of sales as a percentage of revenues for the three month period ended March 31, 2009 was 55.7 percent compared to 69.8 percent for the three month period ended March 31, 2008. The gross profit for the three month period ended March 31, 2009 was 44.3 percent as compared to a gross margin of 30.2 percent for the three month period ended March 31, 2008. The improvements in the gross margin are mainly due to the efforts by ESW to streamline its product installation capabilities, helped marginally by slightly higher volume orders.

Marketing, office and general expenses for the three month period ended March 31, 2009 decreased by $211,298, or 20.6 percent, to $812,085 from $1,023,383 for the three month period ended March 31, 2008. The decrease is primarily due to decreases in sales and marketing salaries and wages and selling expenses of $33,985. Facility costs were lower over the previous period by $30,333 as a result of higher sales volumes and higher overhead costs attributed to sales. Administration salaries and wages were lower by $131,470 and plant related expenses were lower by $28,073 as support for ESW's research and development programs declined and a consulting agreement in the prior year was terminated. Investor relations expense was lower by $17,312. These decreases were offset by an increase in general and administration cost, the cost increased by $29,875 mainly due to recruitment expenses for high skill air testing technicians.

Research and development expenses for the three month period ended March 31, 2009 decreased by $69,142, or 15.2 percent, to $384,707 from $453,849 for the three month period ended March 31, 2008. ESW continues to aggressively pursue the verification of its newly developed products, the decrease in the cost of research and development is marginally due to the product development cycle being completed, we are now focusing on obtaining regulatory verifications.

Officer's compensation and director's fees for the three month period ended March 31, 2009 increased by $4,458 or 3.0 percent, to $155,048 from $150,590 for the three month period ended March 31, 2008.

Consulting and professional fees for the three month period ended March 31, 2009 decreased by $51,596 or 98.9 percent, to $590 from $52,186 for the three month period ended March 31, 2008. The decrease is mainly attributed lower audit fees, tax and 404 SOX consulting fees in the current period as compared to the prior year period.

Foreign exchange gain for the three month period ended March 31, 2009 was $27,734 as compared to a gain of $35,851 for the three month period ended March 31, 2008. This is a result of the fluctuation in the exchange rate of the Canadian Dollar to the United States Dollar.

Depreciation and amortization expense for the three month period ended March 31, 2009 decreased by $19,296, or 6.9 percent to $260,676 from $279,972 for the three month period ended March 31, 2008.

Interest expense on long-term debt was $202,499 for the three month period ended March 31, 2009 as compared to $ nil for the three month period ended March 31, 2008. On November 3, 2008, the Company completed a transaction whereby it issued $6.0 million of 9% convertible debentures (the "Debentures") to six accredited investors. The Debentures are for a term of three years and are convertible into shares of the Company's common stock at the option of the holder at any time six
(6) months after the date of issuance of the Debenture by dividing the principal amount of the Debenture to be converted by $0.25. The Debentures earn interest at a rate of 9% per annum payable in cash or in shares of the Company's common stock at the option of the holder. If the Holder elects to receive interest in shares of common stock, the number of shares of common stock to be issued for interest shall be determined by dividing accrued interest by $0.25. Subject to the holder's right to convert, the Company has the right to redeem the Debentures at a price equal to one hundred and ten percent (110%) multiplied by the then outstanding principal amount plus unpaid interest to the date of redemption. Upon maturity, the debenture and interest is payable in cash or common stock at the option of the Holder. The Debentures contain customary price adjustment protections. From the proceeds and concurrent with the offering, the company settled all previously issued promissory notes, the debt holder of the promissory notes, a shareholder and director of the company agreed to a subscription of $3,000,000 of Debentures under the offering with the same terms and conditions as the November 3, 2008 offering.

Interest expense on the notes payable to related party was $nil for the three month period ended March 31, 2009 as compared to $74,288 for the three month period ended March 31, 2008. In November 2008, the Company settled all previously issued promissory notes through a partial repayment of principal and the balance of principal and interest was converted into a subscription of $3,000,000 of Debentures under the November 3, 2008 offering.

LIQUIDITY AND CAPITAL RESOURCES

ESW's principal sources of operating capital have been the proceeds from its various financing transactions; In the first quarter of 2009, the Company used $1,316,735 of cash to sustain operating activities as our sales were low. As of March 31, 2009 and 2008, the Company had cash and cash equivalents of $ 751,461 and $1,256,062 respectively.

Net Cash used in operating activities for the three month period ended March 31, 2009 amounted to $1,316,735. This amount was attributable to the net loss of $1,628,284, plus non cash expenses such as depreciation, amortization, interest on long term debt and others of $513,405, and a decrease in net operating assets and liabilities of $201,856. Net Cash used in operating activities for the three month period ended March 31, 2008 amounted to $1,270,633. This amount was attributable to the loss of 1,955,933, plus non cash expenses such as depreciation, amortization, and others of $428,596, and an increase in net operating assets and liabilities of $256,704.

Net Cash used in investing activities was $69,270 for the three month period ended March 31, 2009 as compared to $299,124 for the three month period ended March 31, 2008. The capital expenditures during the first quarter of 2009 were primarily dedicated to production tooling required for ESW's new product lines.

Net cash used by financing activities totalled $59,588 for the three month period ended March 31, 2009 as compared to $2,895 used by financing activities for the three month period ended March 31, 2008. In the current period no new debt or share issuances from the exercise of option or warrants took place and $56,664 was repaid under ESW`s bank loan and $2,924 under capital lease obligation.

In 2007, ESW's subsidiary, ESW Canada entered into a $2.5 Million revolving credit facility with Royal Bank of Canada ("RBC"), to finance orders on hand. This credit line will provide ESW with the working capital to complete larger contracts. Effective September 2, 2008, ESW completed its negotiations with Royal Bank of Canada and entered into an amendment to the secured commercial loan agreement. The amendment to the Agreement extends the term of the Agreement from June 30, 2008 through June 30, 2009. In addition to extending the term of the Agreement, certain financial covenants have also been amended. The new arrangement in the agreement provides for a revolving facility available by way of a series of term loans of up to $750,000 to finance future production orders. The Credit Facility is guaranteed by the Company and its subsidiary ESW Canada through the pledge of their assets to secure RBC. The Credit Facility bears interest at a base rate of one and a half percentage (1.5%) points above the Canadian prime rate. As at March 31, 2009, $20,504 is outstanding and due to RBC under the Credit Facility. As of December 31, 2008, $ 77,168 was outstanding and due to RBC under the Credit Facility.

On November 3, 2008, ESW issued $6.0 million of convertible debentures (the "Debentures") to six accredited investors under Rule 506 of Regulation D. The Debentures are for a term of three years and are convertible into shares of the Company's common stock at the option of the holder at any time six (6) months after the date of issuance of the Debenture by dividing the principal amount of the Debentures to be converted by $0.25. ESW used $2.2 Million of the cash to pay down a previously issued promissory note as well as settling all the other notes previously issued by the Company. In addition to the $6.0 million, an additional $3.0 Million of convertible Debt has been issued. Currently ESW has a principal amount of $9.0 million of Convertible debt at March 31, 2009 ($8,948,560 net of deferred costs of $51,440) all at the same terms and conditions. (See Debt structure for further details.)

Based on ESW's current operating plan, management believes that at March 31, 2009 cash balances, anticipated cash flows from operating activities, and, the appropriate borrowings under ESW's credit facility and other available financing sources, such as the issuance of debt or equity securities will be sufficient to meet our working capital needs on a short-term basis. Overall, capital adequacy is monitored on an ongoing basis by our management and reviewed quarterly by the Board of Directors.

The industry that ESW operates in is capital intensive and there is a timing issue bringing product to market which is considered normal for this industry. ESW continues invest in research and development to prove up its technologies and bring them to the point where its customers have a high confidence level allowing them to place larger orders. The length of time a customer needs to build confidence in ESW's technologies cannot be predetermined and as a result, ESW has sustained operating losses as a result of not generating sufficient sales to generate a profit from operations. There is no assurance that the Company will be successful in achieving sufficient cash flow from its current operations. Although this indicates a working capital deficiency and a potential concern about the Company's ability to continue to operate as going concern, ESW's management believes that the revenues will increase based on ESW`s product verifications. Certain products, are currently in the verification/certification stages and ESW believes that these products, will be verified by CARB and EPA during 2009. ESW also has a good history of receiving capital infusions when needed.

During the first quarter of 2009 and the fiscal year 2008 ESW did not produce sufficient cash from operations to support its expenditures; the November 3, 2008 the $6.0 million offering of convertible debentures along with continued borrowing on ESW's credit facility afforded ESW the opportunity to support its operations and to execute its business plan. ESW's principal use of liquidity will be to finance any further capital expenditures needed, to provide working capital availability and to pay previously issued debt. ESW does not anticipate having any major capital expenditures in 2009 related to the general operation of our business, however should the need arise for further tooling or equipment as a result of specific orders or the introduction of new product lines, ESW would evaluate the need and make provisions as necessary. ESW does not expect that total capital expenditures for 2009 will amount to more than $300,000.

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

ESW has 700,000 Class A special shares recorded at $453,900 (based on the historical exchange rate at the time of issuance.), authorized, issued, and outstanding. The Class A special shares are issued by ESW's wholly-owned subsidiary BBL Technologies, Inc. ("BBL") without par value, and are redeemable on demand by the Holder of the shares which is a private Ontario Corporation at $700,000 Canadian (which translates to $554,983 at March 31, 2009. As the Class A special shares are issued by ESW's wholly-owned subsidiary BBL, the maximum value upon which ESW is liable is the net book value of BBL. At March 31, 2009 BBL had an accumulated deficit and therefore would be unable to redeem the Class A special shares at their ascribed value.

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

From the proceeds, the Company elected to repay $2.2 million, the principal portion only, of a previously issued Consolidated Note to a company controlled by a trust to which a director and shareholder of the Company is the beneficiary. The debt holder has agreed to have the remaining amount of $433,923, due under the note, to be applied to a subscription to a Debenture under the November 3, 2008 offering. Concurrently, the Company has agreed to repay a Consolidated Subordinate Note that it had previously issued to debt holder who is a director and shareholder of the Company in the principal amount of $1.02 million. The debt holder has agreed to have the full amount of principal and accumulated interest, in the amount of $1,158,024 due under the note, applied to a subscription of a Debenture under the offering. Additionally the Company's $1.5 million credit facility also provided by the same debt holder, on which the Company had drawn down the sum of $1,103,000 as of November 3, 2008, was also satisfied by way of issuance of Debentures under the November 3, 2008 offering. With the agreement to settle all the notes previously issued by the Debt holder is subscribing to an aggregate of $2,566,077 of Debentures under the offering.

As at March 31, 2009, Convertible Debenture amounted to $8,948,560 net of deferred costs of $51,440, with corresponding accrued interest of $328,252. As at December 31, 2008, the new Convertible Debenture amounted to $8,943,851 net of deferred costs of $56,419, with corresponding accrued interest of $125,753.

In 2007, ESW's subsidiary, ESW Canada entered into a $2.5 Million revolving credit facility with Royal Bank of Canada, to finance orders on hand. This credit line will provide ESW with the working capital to complete larger contracts. Effective September 2, 2008, we completed our negotiations with Royal Bank of Canada and entered into an amendment to the secured commercial loan agreement originally entered into March 19, 2007. The amendment to the Agreement extends the term of the Agreement from June 30, 2008 through June 30, 2009. In addition to extending the term of the Agreement, certain financial covenants have also been amended. The new arrangement in the agreement provides for a revolving facility available by way of a series of term loans of up to $750,000 to finance future production orders. The Credit Facility is guaranteed by the Company and its subsidiary ESW Canada through the pledge of their assets to secure RBC. The Credit Facility bears interest at a base rate of one and a half percentage (1.5%) points above the Canadian prime rate. For the three month period ended March 31, 2009, $20,504 was owed under the aforementioned facility. As at December 31, 2008, $77,168 was owed under the facility.

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

The following breakdown is the total, of the minimum annual lease payments, for both leases.

                               YEAR        $

                               2009     $323,042
                               2010     $139,949

CAPITAL LEASE OBLIGATION

The Company is committed to the following lease payments in connection with the acquisition of capital assets under capital leases:

                                         YEAR              $

                                         2009           15,081
                                         2010           11,870
                                         2011            2,594
                                         2012            1,081
                                                       -------
                                         TOTAL         $30,626

             Less imputed interest                      (2,544)
                                                       -------
             Total obligation under capital lease      $28,082

             Less current portion                       (8,692)
                                                       -------
             TOTAL LONG-TERM PORTION                   $19,390
                                                       =======

The Company has incurred $2,058 interest expense on capital leases for the year.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information; SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. In February, 2008, the FASB released FASB Staff Position (FSP FAS 157-2 - Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The implementation of SFAS No. 157 for financial assets and liabilities, effective January 1, 2008, did not have an impact on the Company's financial position and results of operations. The Company has also evaluated the impact of SFAS No. 157 on non-financial assets and liabilities, and the adoption of this statement does not have a significant effect on the Company's financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities Including an Amendment of FASB Statement No. 115". SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company has evaluated the impact of SFAS No. 159 on its financial statements, and has chosen not to adopt SFAS No.159.

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 ("SFAS 161"). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No.133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company is required to adopt SFAS 161 on January 1, 2009. The Company currently does not have any derivative financial instruments subject to accounting or disclosure under SFAS 133; therefore, the Company does not expect the adoption of SFAS 161 to have a significant effect on the Company's consolidated statement of financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles
(GAAP) for nongovernmental entities. SFAS 162 became effective November 15, 2008. Adoption of SFAS 162 is not expected to have a significant impact on ESW's results of operations or financial position.

In May 2008, the FASB issued Staff Position ("FSP") APB 14-1, "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlements)." This FSP requires a portion of this type of convertible debt to be recorded as equity and to record interest expense on the debt portion at a rate that would have been charged on nonconvertible debt with the same terms. This FSP takes effect in the first quarter of fiscal years beginning after December 15, 2008 and will be applied retrospectively for all periods presented. It is effective for the Company starting January 1, 2009. The Company has evaluated the impact of FSP APB 14-1 on its financial statements, and the adoption of this statement does not have a significant effect on the Company's financial statements.

In June 2008, the FASB issued FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." Securities participating in dividends with common stock according to a formula are participating securities. This FSP determined that unvested shares of restricted stock and stock units with nonforfeitable rights to dividends are participating securities. Participating securities require the "two-class" method to be used to calculate basic earnings per share. This method lowers basic earnings per common share. This FSP takes effect in the first quarter of fiscal years beginning after December 15, 2008 and will be applied retrospectively for all periods presented. It will be effective for the Company on January 1, 2009. The Company does not expect FSP EITF 03-6-1 to have a significant effect on its consolidated financial statements.

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-05, "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock" ("EITF No. 07-05"). EITF No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. It will be effective for the Company on January 1, 2009. Early adoption for an existing instrument is not permitted. The Company does not expect EITF No. 07-05 to have a significant effect on its consolidated financial statements.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are summarized in Note 2 to the Consolidated Financial Statements included in our 2008 Annual Report to Shareholders. In preparing our financial statements, we make estimates and assumptions that affect the expected amounts of assets and liabilities and disclosure of contingent assets and liabilities. We apply our accounting policies on a consistent basis. As circumstances change, they are considered in our estimates and judgments, and future changes in circumstances could result in changes in amounts at which assets and liabilities are recorded.

FOREIGN CURRENCY TRANSACTIONS

The results of operations and the financial position of ESW's operations in Canada is principally measured in Canadian currency and translated into U.S. dollars. The future effects of foreign currency fluctuations between U.S. dollars and Canadian dollars will be somewhat mitigated by the fact that certain expenses will be generally incurred in the same currency in which revenues will be generated. The future reported income of ESW's Canadian subsidiary would be higher or lower depending on a weakening or strengthening of the U.S. dollar against the Canadian currency. During the first quarter of 2009, the Company experienced a net gain on foreign exchange due the strengthening of the U.S. Dollar against the Canadian dollar.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ESW is exposed to financial market risks, including changes in currency exchange rates and interest rates. The Company also has foreign currency exposures at its foreign operations related to buying and selling currencies other than the local currencies. The risk under these interest rate and foreign currency exchange agreement is not considered to be significant.

FOREIGN EXCHANGE RISK

ESW's foreign subsidiaries conduct their businesses in local currency pre dominantly the Canadian Dollar. ESW's exposure to foreign currency transaction gains and losses is the result of certain net receivables due from its foreign subsidiaries. ESW's exposure to foreign currency translation gains and losses also arises from the translation of the assets and liabilities of its subsidiaries to U.S. dollars during consolidation. ESW recognized a translation loss of $50,569 for the three month period ended March 31, 2009 reported in the Consolidated Statements of Changes in Stockholders' Equity (Deficit) primarily as a result of generally strengthening U.S. dollar against the Canadian Dollar.

ESW's strategy for management of currency risk relies primarily upon conducting its operations in the countries' respective currency and ESW may, from time to time, engage in hedging intended to reduce its exposure to currency fluctuations. At March 31, 2009, ESW had no outstanding forward exchange contracts.

INTEREST RATE RISK

ESW invests in highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase. These investments are fixed rate investments. Investments in fixed rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. However due to the limited amount of investment in such securities and their terms restricted to three months or less, ESW does not expect the impact on these investments to be material. At March 31, 2009, ESW had nil investments.

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

ESW currently has no variable-rate, long-term debt that exposes ESW to interest rate risk. As of March 31, 2009, ESW has principal $9 million of convertible debentures with a fixed interest rate of 9%. Generally, the fair market value of ESW`s fixed interest rate convertible debentures will increase as interest rates fall and decrease as interest rates rise. As at March 31, 2009, Convertible Debenture amounted to $8,948,560 net of deferred costs of $51,440.

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

(b) CHANGES IN INTERNAL CONTROLS

Not applicable.


                            PART II OTHER INFORMATION

ITEM 1A. RISK FACTORS.

In evaluating an investment in our common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I,
Item 1 of our Annual Report to the Securities and Exchange Commission for the year ended December 31, 2008, as well as the information contained in this Quarterly Report and our other reports and registration statements filed with the Securities and Exchange Commission. There has been no material changes in the risk factors as previously disclosed under "Risk Factors" in Part I, Item 1 of our Annual Report to the Securities and Exchange Commission for the year ended December 31, 2008.

ITEM 5. OTHER INFORMATION

On April 7, 2009 the Company filed a Current Report on Form 8-K reporting that the Company has been awarded a $731,000 Grant for Environmental Protection Agency (EPA) Verification of its XTRM Cat(TM) Marine / Locomotive Catalyst.

On May 04, 2009 the Company filed a Current Report on Form 8-K has received notification from the California Air Resources Board (CARB) that the Company's ThermaCat(TM) Active Level III catalyst has been approved for off-road applications.

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

DATED: May 20, 2009
Concord, Ontario Canada

                                    ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.

                                    BY: /S/ DAVID J. JOHNSON
                                        --------------------
                                        DAVID J. JOHNSON
                                        CHIEF EXECUTIVE OFFICER AND PRESIDENT