Form 10-Q/A
period 2009-03-31
ENVIRONMENTAL SOLUTIONS WORLDWIDE INC
filed 2009-05-20
CIK 1082278

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               FORM 10-Q/A (No. 1)

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

                                   FORM 10-Q/A

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

      Consolidated Condensed Balance Sheets as of March 31, 2009             F1
      (unaudited) and December 31, 2008

      Consolidated Condensed Statements of Operations and
      Comprehensive Loss for the Three Months Ended March 31,
      2009 and 2008   (unaudited)                                            F2

      Consolidated Condensed Statements of Changes in Stockholders
      Equity (Deficit) for the Three Months Ended March 31, 2009             F3

      Consolidated Condensed Statements of Cash Flows for the Three
      Months Ended March 31, 2009 and 2008 (unaudited)                       F4

      Notes to Consolidated Condensed Financial Statements (unaudited)    F5-F15

Item 2. Management's Discussion And Analysis Of Financial Condition
And Results Of Operations                                                     4

Item 3. Quantitative and Qualitative Disclosures About Market Risk.          12

Item 4. Controls And Procedures                                              13

                           PART II. OTHER INFORMATION

Item 1A. Risk Factors                                                        14

Item 5. Other Information.                                                   14

Item 6. Exhibits.                                                            15

                                Explanatory Note


This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (No. 1) for Environmental Solutions Worldwide Inc. for the quarterly period ended March 31, 2009 is being filed as the original 10-Q filed for the quarterly period was inadvertently filed by the Company's financial printer prior to the Company's Audit Committee's formal approval. The Company's Audit Committee has now formally approved the 10-Q and this Amendment does not change any previously reported financial results, update disclosures or reflect events occurring after the date of the filing of the original 10-Q except for the disclosure related to the Company's change in certifying accountants appearing in Note 17 - Subsequent Events and Part II, Item 5 Other Information.

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

Effective May 15, 2009, the Registrant (the "Company") dismissed the firm of Deloitte & Touche LLP who was previously engaged as the Company's principal auditor. Effective May 15, 2009 the Company upon approval of its Audit Committee and Board of Directors elected to retain the firm of MSCM LLP as its principal independent accountants. Further information required by this item is included under Part II, Item 5 Other Information.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with ESW's Financial Statements and Notes thereto included elsewhere in this Report.

This Form 10-Q/A contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of ESW's business. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. ESW undertakes no obligation to publicly release any modifications or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, ESW caution investors that actual financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, ESW. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. This report should be read in conjunction with ESW's Annual Report on Forms 10-K, and amendments thereto for the year ended December 31, 2008 as filed with the Securities and Exchange Commission.

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

Effective May 15, 2009, the Registrant (the "Company") dismissed the firm of Deloitte & Touche LLP ("Deloitte") who was previously engaged as the Company's principal auditor.

Deloitte's audit report on the Company's consolidated financial statements for the fiscal year ended December 31, 2008 and December 31, 2007, did not contain any adverse opinion or disclaimer of opinion, and was not qualified or modified as to audit scope or accounting principles, except that the aforementioned report for the year ended December 31, 2008 included was modified for an uncertainty relating to the Company's ability to continue as a going concern.

The decision to dismiss Deloitte has been approved by the Company's Audit Committee and Board of Directors.

During the two fiscal years ended December 31, 2008 and 2007, there were no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to their satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

During the two fiscal years ended December 31, 2008 and 2007, there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K of the Securities and Exchange Commission (the "Commission").

The Company has provided Deloitte a copy of the disclosures contained herein prior to the filing of this current report and have requested that Deloitte issue a letter addressed to the SEC containing any new information, clarification of the Company's expression of its views, or the respects in which it does not agree with the statements made by the Company herein.

Effective May 15, 2009 the Company upon approval of its Audit Committee and Board of Directors elected to retain the firm of MSCM LLP ("MSCM") as its principal independent accountants. During the Company's two most recent fiscal years and through May 15, 2009, the Company has not consulted with MSCM regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advise was provided that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K.


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