Form 10-Q
period 2009-06-30
ENVIRONMENTAL SOLUTIONS WORLDWIDE INC
filed 2009-08-13
CIK 1082278

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 for the quarterly period ended - June 30, 2009.

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

                                 335 Connie Cr.
                        Concord, Ontario, Canada, L4K 5R2
                              (Address of principal
                   executive offices, including postal code.)

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

There were 73,823,851 shares of the registrant's Common Stock outstanding as of August 06, 2009

                                    FORM 10-Q

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.

                                TABLE OF CONTENTS

                                                                          PAGE #

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

        Consolidated Condensed Balance Sheets as of June 30, 2009             F2
        (unaudited) and December 31, 2008

        Consolidated Condensed Statements of Operations and Comprehensive     F3
        Loss for the Six and Three Month Periods Ended June 30, 2009 and 2008 (unaudited)

        Consolidated Condensed Statements of Changes in Stockholders Equity   F4
        (Deficit)for the Six Months Ended June 30, 2009 (unaudited)

        Consolidated Condensed Statements of Cash Flows for the Six Months    F5
        Ended June 30, 2009 and 2008 (unaudited)

        Notes to Consolidated Condensed Financial Statements (unaudited)      F6

Item 2. Management's Discussion And Analysis Of Financial Condition And        3
        Results Of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk.           12

Item 4. Controls And Procedures                                               13

                           PART II. OTHER INFORMATION

Item 1A. Risk Factors                                                         14

Item 5. Other Information.                                                    14

Item 6. Exhibits.                                                             14

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET

                                                                    (UNAUDITED)
                                                                     JUNE 30,      DECEMBER 31,
                                                                       2009            2008
                                                                   ------------    ------------
ASSETS

Current assets
      Cash and cash equivalents (Note 4)                           $    350,537    $  2,247,623
      Accounts receivable, net of allowance                              85,844         103,728
          for doubtful accounts of $NIL (2008 - $1,901) (Note 2)
      Inventory (Note 5)                                                865,372         723,812
      Prepaid expenses and sundry assets                                167,428         313,936
                                                                   ------------    ------------
          Total current assets                                        1,469,181       3,389,099

Property, plant and equipment under construction (Note 6)               248,413         171,445

Property, plant and equipment, net of accumulated
      depreciation of $ 3,961,862                                     2,964,180       3,324,364
      (2008 - $3,530,182) (Note 6)

Patents and trademarks, net of accumulated
      amortization of $1,794,517                                        335,672         440,734
      (2008 - $1,688,157) (Note 2)
                                                                   ------------    ------------
                                                                   $  5,017,446    $  7,325,642
                                                                   ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Accounts payable                                             $    344,129    $    420,277
      Accrued liabilities                                               716,437         258,155
      Bank loan (Note 7)                                                270,028          77,168
      Redeemable class A special shares (Note 8)                        453,900         453,900
      Current portion of capital lease obligation (Note 14)              10,286          12,001
                                                                   ------------    ------------
          Total current liabilities                                   1,794,780       1,221,501
                                                                   ------------    ------------
Long Term Liabilities
      Convertible Debentures net of deferred costs                    8,953,538       8,943,581
           of $46,462 (2008 - $56,419)  (Note 9)
      Capital lease obligation (Note 14)                                 13,811          19,005
                                                                   ------------    ------------
          Total long term liabilities                                 8,967,349       8,962,586
                                                                   ------------    ------------
          Total liabilities                                          10,762,129      10,184,087
                                                                   ------------    ------------
Commitments and contingencies (Note 14)
Stockholders' Equity (Note 11)(Note 12)
      Common stock, $0.001 par value, 125,000,000
          shares authorized; 73,823,851 shares
          issued and outstanding                                         73,822          72,972
      Additional paid-in capital                                     25,827,635      25,403,485
      Accumulated other comprehensive income                            364,088         251,526
      Accumulated deficit                                           (32,010,228)    (28,586,428)
                                                                   ------------    ------------
          Total stockholders' deficit                                (5,744,683)     (2,858,445)
                                                                   ------------    ------------
                                                                   $  5,017,446    $  7,325,642
                                                                   ============    ============

    The accompanying notes are an integral part of these financial statements


                                       F2

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
     CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
               FOR THE SIX AND THREE MONTH PERIODS ENDED JUNE 30,
                                   (UNAUDITED)

                                                                 SIX MONTHS ENDED JUNE 30      THREE MONTHS ENDED JUNE 30
                                                                  2009            2008            2009            2008
                                                              ------------    ------------    ------------    ------------
Revenue
      Net sales                                               $    454,686    $    138,486    $     84,568    $     58,164

Cost of sales                                                      241,959         104,644          35,941          48,616
                                                              ------------    ------------    ------------    ------------
Gross profit                                                       212,727          33,842          48,627           9,548
                                                              ------------    ------------    ------------    ------------
Operating expenses
      Marketing, office and general costs                        1,657,356       2,015,693         845,271         992,310
      Research and development costs                               646,254         843,292         261,547         389,442
      Officers' compensation and directors fees                    332,391         296,312         177,343         145,722
      Consulting and professional fees                              62,132          89,973          61,542          37,787
      Foreign exchange gain                                        (23,465)        (57,446)          4,269         (21,595)
      Depreciation and amortization                                547,641         570,120         286,965         290,148
                                                              ------------    ------------    ------------    ------------
                                                                 3,222,309       3,757,944       1,636,937       1,833,814
                                                              ------------    ------------    ------------    ------------
Loss from operations                                            (3,009,582)     (3,724,102)     (1,588,310)     (1,824,266)

Interest on long term debt                                        (405,000)             --        (202,501)             --
Amortization of deferred costs                                      (9,957)             --          (4,978)             --
Interest on notes payable to related party                              --        (161,990)             --         (87,702)
Interest Income                                                        739          20,033             273           1,843
                                                              ------------    ------------    ------------    ------------
Net loss                                                      $ (3,423,800)   $ (3,866,059)   $ (1,795,516)   $ (1,910,125)
                                                              ============    ============    ============    ============
Other comprehensive gain/(loss):
      Foreign currency translation of Canadian subsidiaries        112,562    $    (81,332)        163,131    $    (18,958)
                                                              ------------    ------------    ------------    ------------
Net and comprehensive loss                                    $ (3,311,238)   $ (3,947,391)   $ (1,632,385)   $ (1,929,083)
                                                              ------------    ------------    ------------    ------------
Net loss per share (Basic and diluted)                        $      (0.05)   $      (0.05)   $      (0.02)   $      (0.03)
                                                              ============    ============    ============    ============
Weighted average number of shares outstanding                   73,006,724      72,973,851      73,039,236      72,973,851
                                                              ============    ============    ============    ============

    The accompanying notes are an integral part of these financial statements


                                       F3

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
 CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
      AND COMPREHENSIVE INCOME FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2009
                                   (UNAUDITED)

                                                                              ACCUMULATED
                                                              ADDITIONAL         OTHER
                                       COMMON STOCK             PAID-IN      COMPREHENSIVE  ACCUMULATED
                                  SHARES         AMOUNT         CAPITAL         INCOME          DEFICIT          TOTAL
                               ------------   ------------   ------------    ------------    ------------    ------------
December 31, 2007                72,973,851   $     72,972   $ 25,665,761    $    450,318    $(21,495,176)   $  4,693,875

Net loss                                 --             --             --              --      (7,091,252)     (7,091,252)

Stock-based compensation                 --             --         13,646              --              --          13,646

Loss on extinguishment of
  debt with related party                --             --       (275,922)             --              --        (275,922)

Foreign currency translation
  of Canadian subsidiaries               --             --             --        (198,792)             --        (198,792)
                               ------------   ------------   ------------    ------------    ------------    ------------
December 31, 2008                72,973,851   $     72,972   $ 25,403,485    $    251,526    $(28,586,428)   $ (2,858,445)
                               ------------   ------------   ------------    ------------    ------------    ------------
Net loss                                 --             --             --              --      (3,423,800)     (3,423,800)

Common stock issued from
  exercise of options               850,000            850        424,150              --              --         425,000

Foreign currency translation
  of Canadian subsidiaries               --             --             --         112,562              --         112,562
                               ------------   ------------   ------------    ------------    ------------    ------------
June 30, 2009                    73,823,851   $     73,822   $ 25,827,635    $    364,088    $(32,010,228)   $ (5,744,683)
                               ------------   ------------   ------------    ------------    ------------    ------------

The accompanying notes are an integral part of these financial statements


                                       F4

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE SIX MONTHS PERIOD ENDED JUNE 30,
                                   (UNAUDITED)

                                                               2009            2008
                                                           ------------    ------------
Net Loss                                                   $ (3,423,800)   $ (3,866,059)
                                                           ------------    ------------
Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation of property, plant and equipment           524,012         503,763
        Amortization of patents and trademarks                  106,390         106,525
        Provision for uncollectible accounts                         --          23,035
        Interest on long term debt                              405,000              --
        Interest on notes to related party                           --         161,990
        Amortization of deferred costs                            9,957              --
        Stock based compensation                                     --          13,646
                                                           ------------    ------------
                                                              1,045,359         808,959
                                                           ------------    ------------
Increase (decrease) in cash flows from operating
      activities resulting from changes in:
        Accounts receivable                                      17,884          (3,370)
        Inventory                                              (141,560)        (15,900)
        Prepaid expenses and sundry assets                      146,508        (105,105)
        Accounts payable and accrued liabilities                (22,866)        356,612
                                                           ------------    ------------
                                                                    (34)        232,237
                                                           ------------    ------------
Net cash used in operating activities                        (2,378,475)     (2,824,863)
                                                           ------------    ------------
Investing activities:
        Acquisition of property, plant and equipment            (60,824)       (138,219)
        Property, plant and equipment under construction        (76,968)       (182,638)
        Increase in patents and trademarks                       (1,328)         (3,879)
                                                           ------------    ------------
Net cash used in investing activities                          (139,120)       (324,736)
                                                           ------------    ------------
Financing activities:
        Bank Loan                                               192,860              --
        Notes payable from related party                             --         500,000
        Issuance of common stock                                425,000              --
        Repayment of capital lease obligation                    (6,909)         (5,740)
                                                           ------------    ------------
Net cash provided by financing activities                       610,951         494,260
                                                           ------------    ------------
Net decrease in cash and equivalents                         (1,906,644)     (2,655,339)

Foreign exchange gain (loss) on foreign operations                9,558         (81,332)

Cash and cash equivalents, beginning of year                  2,247,623       2,891,088
                                                           ------------    ------------
Cash and cash equivalents, end of period                   $    350,537    $    154,417
                                                           ============    ============
Supplemental disclosures:
  Interest received                                        $        739    $     20,033
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

The unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"), which contemplates continuation of the company as a going concern. The Company, however, has sustained operating losses and presently lacks a sufficient source of commercial income, which creates uncertainty about the Company's ability to continue as a going concern. The Company's ability to continue operations as a going concern and to realize its assets and to discharge its liabilities is dependent upon obtaining additional financing sufficient for continued operations as well as the achievement and maintenance of a profitable level of operations. Management believes the current business plan if successfully implemented along with the necessary additional finance may provide an opportunity for the Company to achieve profitable operations and allow it to continue as a going concern.

The Company has incurred significant losses to date. As of June 30, 2009, the Company has an accumulated deficit of $32,010,228 there is no assurance that the Company will be successful in achieving sufficient cash flow from operations. The ability of the Company to continue as going concern is dependent upon the Company obtaining regulatory approvals for its new line of products, during the current year the company has expensed significant resources and completed the development of products to meet the new 2009 emission standards enforced by the regulators. The Company expected the regulatory approvals to come to fruition in the second quarter of 2009. The company is still awaiting regulatory approval of its key products. Any significant delay in achieving or absence of the regulatory approvals will impact the ability of the Company to generate sufficient cash flow from its operations, the Company will be required to significantly reduce or limit operations and seek additional financing to fund its continuing operations and meet its obligations as they come due.

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

All adjustments considered necessary for fair presentation and of a normal recurring nature have been included in these interim consolidated financial statements. Revenues and operating results for the six month period ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.

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

CONCENTRATION OF CREDIT RISK

The Company's cash balances are maintained in various banks in Canada and the United States. Deposits held in banks in the United States are insured up to $250,000 for each bank by the Federal Deposit Insurance Corporation, in Canada deposits are insured up to $100,000 for each bank by Canada Deposit Insurance Corporation. The balances at times may exceed these limits.

Accounts Receivable and Concentrations of Credit Risk: The Company performs on-going credit evaluations of its customer's financial condition and generally does not require collateral from its customers. Three of ESW's customers accounted for 52%, 27%, and 7%, respectively of the Company's revenue for the six month period ended June 30, 2009 and 24%, 16%, and 10%, respectively of its accounts receivable as at June 30, 2009. Three of its customers accounted for 32%, 29%, and 15%, respectively of the Company's revenue in the fiscal year 2008 and 32%, 31%, and 0%, respectively of its accounts receivable as at December 31, 2008.


                                       F6

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is estimated and recorded based on management's assessment of the credit history with the customer and current relationships with them. On this basis management has determined that a reserve of $ nil was appropriate as at June 30, 2009 and that a reserve of $1,901 was appropriate as at December 31, 2008.

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

Patents and trademarks are being amortized on a straight-line basis over their estimated life of ten years. Amortization expense for the six month period ended June 30, 2009 and 2008 were $106,390 and $106,525 respectively.

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

The Company also derives revenue (less than 14.1% of total revenue) from providing air testing and environmental certification services. Revenues from these services are recognized upon performance.

RESEARCH AND DEVELOPMENT

The Company is engaged in research and development work. Research and development costs, are charged as operating expense of the Company as incurred. Any grant money received for research and development work will be used to offset these expenditures. For the six month period ended June 30, 2009 and 2008 the Company expensed $646,254 and $843,292 respectively towards research and development costs. For the six month period ended June 30, 2009 and 2008, grant money amounted to $27,929 and $177,206 respectively.


                                       F7

NOTE 3 - RECENTLY ISSUED ACCOUNTING STANDARDS

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 ("SFAS 161"). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No.133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company is required to adopt SFAS 161 on January 1, 2009. The Company currently does not have any derivative financial instruments subject to accounting or disclosure under SFAS 133; therefore, the adoption of statement SFAS 161 does not have a significant effect on the Company's consolidated statement of financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles
(GAAP) for nongovernmental entities. SFAS 162 became effective November 15, 2008. Adoption of SFAS 162 is does not have a significant impact on ESW's results of operations or financial position.

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

In June 2008, the FASB issued FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." Securities participating in dividends with common stock according to a formula are participating securities. This FSP determined that unvested shares of restricted stock and stock units with nonforfeitable rights to dividends are participating securities. Participating securities require the "two-class" method to be used to calculate basic earnings per share. This method lowers basic earnings per common share. This FSP takes effect in the first quarter of fiscal years beginning after December 15, 2008 and will be applied retrospectively for all periods presented. It will be effective for the Company on January 1, 2009. The adoption of FSP EITF 03-6-1 does not have a significant effect on the Company's consolidated financial statements.

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-05, "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock" ("EITF No. 07-05"). EITF No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. It will be effective for the Company on January 1, 2009. Early adoption for an existing instrument is not permitted. The adoption of EITF No. 07-05 does not have a significant effect on the company's consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, SUBSEQUENT EVENTS ("SFAS 165"). This Statement is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 had no significant effect on the Company's financial condition or consolidated results of operations.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfer of Financial Assets - an amendment of FASB Statement No. 140 ("SFAS 166"). This Statement requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor's beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. This Statement must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. We are currently assessing the impact, if any, of SFAS 166 on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, AMENDMENTS TO FASB INTERPRETATION NO.46(R) ("SFAS 167"). This Statement amends certain guidance in Interpretation 46(R) for determining whether an entity is a variable interest entity. This Statement amends Interpretation 46(R) to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise's involvement in a variable interest entity. This Statement shall be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. We are currently assessing the impact, if any, of SFAS 167 on our consolidated financial statements.


                                       F8

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No.162 ("SFAS 168"). The FASB ACCOUNTING STANDARDS CODIFICATIONTM (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

NOTE 4 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and highly liquid investments purchased with an original or remaining maturity of 90 days or less at the date of purchase.

NOTE 5 - INVENTORY

Inventory is summarized as follows:

                                       JUNE 30,   DECEMBER 31,
                    INVENTORY            2009         2008
                 ---------------------------------------------
                 Raw materials        $ 545,065    $  503,129
                 Work-In-Process        278,375       201,173
                 Finished goods          41,932        19,510
                 ---------------------------------------------
                       TOTAL          $ 865,372    $  723,812
                 =============================================

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                             June 30,    DECEMBER 31,
          CLASSIFICATION                       2009           2008
          -----------------------------------------------------------
          Plant, machinery and equipment   $ 5,198,530    $ 5,126,108
          Office equipment                     292,566        294,250
          Furniture and fixtures               430,854        424,426
          Vehicles                              12,014         12,014
          Leasehold improvements               992,078        997,748
                                           --------------------------
                                           $ 6,926,042    $ 6,854,546

          Less: accumulated depreciation    (3,961,862)    (3,530,182)
                                           --------------------------
                                           $ 2,964,180    $ 3,324,364
                                           --------------------------

At June 30, 2009 and December 31, 2008, the Company had $248,413 and $171,445, respectively, of customized equipment under construction.

The office equipment above includes $17,280 in assets under capital lease with a corresponding accumulated depreciation of $12,673 for the period ended June 30, 2009. As at year ended December 31, 2008 office equipment included $17,665 in assets under capital lease with a corresponding depreciation of $11,668.

The plant, machinery and equipment above include $32,799 in assets under capital lease with a corresponding accumulated depreciation of $13,668 for the period ended June 30, 2009. As at year ended December 31, 2008, plant, machinery and equipment included $33,957 in assets under capital lease with a corresponding accumulated depreciation of $11,539.

NOTE 7 - BANK LOAN

In 2007, ESW's subsidiary, ESW Canada entered into a $2.5 Million revolving credit facility with Royal Bank of Canada ("RBC"), to finance orders on hand. Effective September 2, 2008, ESW completed its negotiations with Royal Bank of Canada and entered into an amendment to the secured commercial loan agreement. The amended agreement extended the term of the Agreement from June 30, 2008 through June 30, 2009. In addition to extending the term of the Agreement, certain financial covenants were also amended. The amended arrangement provided for a revolving facility available by way of a series of term loans of up to $750,000 to finance future production orders. The Credit Facility is guaranteed by the Company and its subsidiary ESW Canada through the pledge of their assets to RBC. The facility has been guaranteed to the bank under Export Development Canada ("EDC") pre-shipment financing program. Borrowings under the revolving credit agreement bear interest at 1.5% above the bank's prime rate of interest.


                                       F9

Repayments of any loans are required no later than one year from the date of the advancement of that loan. Obligations under the revolving credit agreement are collateralized by a first-priority lien on the assets of the Company and its subsidiary ESW Canada, Inc. including, accounts receivable, inventory, equipment and other tangible and intangible property, including the capital stock of all direct subsidiaries.

Currently ESW is in negotiations with RBC for the extension and the size of the facility. The Company cannot be certain as to the outcome of these negotiations and there is a possibility that the facility may not be renewed, or that it may be renewed for a lesser amount.

For the period ended June 30, 2009, $270,028 was owed under the aforementioned facility. As at December 31, 2008, $77,168 was owed under the facility.

NOTE 8 - REDEEMABLE CLASS A SPECIAL SHARES

       700,000 Class A special shares      $ 453,900 (based on the historical
       Authorized, issued, and             exchange rate at the time of
       outstanding.                        issuance.)

The redeemable Class A special shares are issued by the Company's wholly-owned subsidiary BBL Technologies, Inc. ("BBL") without par value, and are redeemable on demand by the holder of the shares, which is a private Ontario Corporation, at $700,000 Canadian Dollars (which translates to $601,892 at June 30, 2009). As the redeemable Class A special shares were issued by the Company's wholly-owned subsidiary BBL, the maximum value upon which the Company is liable is the net book value of BBL. As at June 30, 2009 BBL has an accumulated deficit of $1,184,184 USD ($1,836,195 Canadian dollars as at June 30, 2009) and therefore, the holder would be unable to redeem the redeemable Class A special shares at their ascribed value.

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

As at June 30, 2009, the Convertible Debenture amounted to $8,953,538 net of deferred costs of $46,462, with corresponding accrued interest of $530,753. As at December 31, 2008, the Convertible Debenture amounted to $8,943,581 net of deferred costs of $56,419, with corresponding accrued interest of $125,753.

LEGAL FEES RELATED TO CONVERTIBLE DEBENTURES

The Company has recorded a deferred cost asset of $59,738 for legal fees paid in relation to the issuance of the Convertible Debentures. The deferred costs will be amortized over the term of the Convertible Debenture. As at June 30, 2009, the deferred cost asset and related amortization was $46,462 and $9,956 respectively. As at December 31, 2008, the deferred cost asset and related amortization was $56,419 and $3,319 respectively. Legal fees have been presented net against the related instrument.


                                       F10

NOTE 10- INCOME TAXES

As at June 30, 2009, there are tax loss carry forwards for Federal income tax purposes of approximately $22,520,195 available to offset future taxable income in the United States. The tax loss carry forwards expire in various years through 2029. The Company does not expect to incur a Federal income tax liability in the foreseeable future. Accordingly, a valuation allowance for the full amount of the related deferred tax asset of approximately $7,882,068 has been established until realizations of the tax benefit from the loss carry forwards are more likely than not.

Additionally, as at June 30, 2009, the Company's two wholly owned Canadian subsidiaries had non-capital tax loss carry forwards of approximately $5,353,702 to be used, in future periods, to offset taxable income. The loss carry forwards expire in various years through 2029 The deferred tax asset of approximately $1,793,490 has been fully offset by a valuation allowance until realization of the tax benefit from the non-capital tax loss carry forwards are more likely than not.

                                                       For the six month period ended June 30,
                                                                2009             2008
                                                            -----------------------------
Statutory tax rate:
  U.S.                                                              35.0%            35.0%
  Foreign                                                           33.5%            36.1%

Income (loss) before income taxes:
  U.S.                                                      $ (2,113,336)    $ (1,995,140)
  Foreign                                                     (1,310,464)      (1,870,919)
                                                            -----------------------------
                                                            $ (3,423,800)    $ (3,866,059)
                                                            -----------------------------
Expected income tax recovery                                $ (1,178,673)    $ (1,373,701)

Differences in income tax resulting from:
  Depreciation (Foreign operations)                         $     16,608     $     44,005
  Stock Based Compensation                                  $         --     $      4,776
  Accrued interest on loans                                 $    141,750     $         --
                                                            -----------------------------
                                                            $ (1,020,315)    $ (1,324,920)
Benefit of losses not recognized                            $  1,020,315     $  1,324,920
                                                            -----------------------------
Income tax provision (recovery) per financial statements    $         --     $         --
                                                            -----------------------------

Deferred income tax assets and liabilities consist of the following difference:

                                                                  As at June 30,
                                                               2009             2008
                                                           -----------------------------
Assets
  Capital Assets - Tax Basis (Foreign operations only)     $  1,317,429     $  1,099,539
  Capital Assets - Book Value (Foreign operations only)      (1,074,402)      (1,664,682)
                                                           -----------------------------
  Net Capital Assets/ (Liabilities)                        $    243,027     $   (565,143)
  Tax loss carry forwards                                    27,873,897       21,908,021
                                                           -----------------------------
Net temporary differences (foreign operations only)        $ 28,116,924     $ 21,342,878

Statutory tax rate:
  U.S.                                                             35.0%            35.0%
  Foreign                                                          33.5%            36.1%

Temporary differences (foreign operations only)            $  9,756,973     $  7,704,779
  Valuation allowance                                      $ (9,756,973)    $ (7,704,779)
                                                           -----------------------------
  Carrying Value                                           $         --     $         --
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


                                       F11

In many cases the Company's uncertain tax positions are related to tax years that remain subject to examination by tax authorities. The following describes the open tax years, by major tax jurisdiction, as of June 30, 2009:

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

NOTE 11 - ISSUANCE OF COMMON STOCK

On June 24, 2009 the Company received $425,000 from the exercise of options at $0.50 per share and issued 850,000 shares of restricted common stock. For the year ended December 31, 2008 there was nil issuance of common shares.

NOTE 12 - STOCK OPTIONS AND WARRANT GRANTS

A total of $ nil and $13,646 for stock based compensation has been recorded for the six month period ended June 30, 2009 and June 30, 2008, respectively. There were no stock option grants for the six month period ended June 30, 2009.

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

A summary of option transactions, including those granted pursuant to the terms of certain employment and other agreements is as follows:

                                             STOCK         WEIGHTED
                                           PURCHASE         AVERAGE
                     DETAILS                OPTIONS     EXERCISE PRICE
         -------------------------------------------------------------
         OUTSTANDING, JANUARY 1, 2008      6,996,667        $ 0.60
         Granted                             100,000        $ 0.71
         Granted                             300,000        $ 1.00
         Expired                          (1,276,667)      ($ 0.72)
                                          ----------       -------
         OUTSTANDING, JANUARY 1, 2009      6,120,000        $ 0.65
         Granted                                  --            --
         Expired                            (550,000)      ($ 0.50)
         Exercised                          (850,000)      ($ 0.50)
                                          ----------       -------
         OUTSTANDING, JUNE 30, 2009        4,720,000        $ 0.70
                                          ==========       =======

At June 30, 2009, the outstanding options have a weighted average remaining life of 22 months.

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


                                       F12

At June 30, 2009, the Company had outstanding options as follows:

              NUMBER OF          EXERCISE
               OPTIONS             PRICE           EXPIRATION DATE
              ----------------------------------------------------
                900,000            $0.50              August-11-09
                150,000            $0.50            December-01-09
                175,000            $0.71            February-16-10
                795,000            $1.00            December-31-10
                100,000            $0.71            February-06-11
                100,000            $1.00            February-06-11
              2,150,000            $0.71            February-16-12
                100,000            $1.00            February-08-13
                250,000            $0.27              August-06-13
              ----------------------------------------------------
              4,720,000
              ====================================================

Warrants issued in connection with various private placements of equity securities, are treated as a cost of capital and no income statement recognition is required. A summary of warrant transactions is as follows:

                                                          WEIGHTED AVERAGE
     DETAILS                            WARRANT SHARES     EXERCISE PRICE
     ---------------------------------------------------------------------
     Outstanding, January 1, 2008          3,272,500          $ 1.28
     Granted                                      --              --
     Exercised                                    --              --
     Expired                               3,272,500          $(1.28)
     ---------------------------------------------------------------------
     Outstanding, January 1, 2009                 --              --
     Granted                                      --              --
     ---------------------------------------------------------------------
     Outstanding, June 30, 2009                   --              --
     =====================================================================

There are no outstanding warrants as of June 30, 2009.

NOTE 13 - RELATED PARTY TRANSACTIONS

During the six month period ended June 30, 2009 and 2008, the Company paid shareholders and their affiliates $nil and $62,500, respectively for various services, and fees rendered in addition to salaries and reimbursement of business expenses. All transactions are recorded at the exchange amounts.

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

As at June 30, 2009, the principal amount of Convertible Debenture due to related party amounted to $5,000,000 with a corresponding accrued interest of $293,548. At December 31, 2008, Convertible Debenture due to related party amounted to $5,000,000 with a corresponding accrued interest of $68,548.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

LEASES

Effective November 24, 2004, the Company's wholly owned subsidiary ESW America, Inc. entered into a lease agreement for approximately 40,220 square feet of leasehold space at 2 Bethlehem Pike Industrial Center, Montgomery Township, Pennsylvania. The leasehold space houses the Company's research and development facilities. The lease commenced on January 15, 2005 and expires January 31, 2010. Under the terms of the lease agreement the Company has the option to extend the lease for an additional period of five years.


                                       F13

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

The following breakdown is the total, of the minimum annual lease payments, for both leases.

                            YEAR                 $
                            2009             $225,915
                            2010             $150,503

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

CAPITAL LEASE OBLIGATION

The Company is committed to the following lease payments in connection with the acquisition of capital assets under capital leases:

                                         YEAR             $

                                         2009           10,317
                                         2010           12,180
                                         2011            2,662
                                         2012            1,109
                                                       -------
                                         TOTAL         $26,268

             Less imputed interest                      (2,171)
                                                       -------
             Total obligation under capital lease      $24,097

             Less current portion                      (10,286)
                                                       -------
             TOTAL LONG-TERM PORTION                   $13,811
                                                       =======

The Company has incurred $3,162 of interest expense on capital leases for the six month period ended June 30, 2009.

NOTE 15 - LOSS PER SHARE

Potential common shares of 4,720,000 related to ESW's outstanding stock options were excluded from the computation of diluted loss per share for the three month period ended June 30, 2009. As at June 30, 2008, potential common shares of 7,361,667 related to ESW's outstanding stock options and potential common shares of 1,572,500 related to ESW's outstanding Warrants were excluded from the computation of diluted earnings/(loss) per share as the effect of inclusion of these shares and the related interest expense would have been antidilutive.


                                       F14

The reconciliation of the number of shares used to calculate the diluted loss per share is calculated as follows:

                                                  For the six month period      For the three month period
                                                        ended June 30,                 ended June 30,
                                                    2009            2008           2009            2008
                                                ------------    ------------   ------------    ------------
NUMERATOR
Net (loss) for the period                       $ (3,423,800)   $ (3,866,059)  $ (1,795,516)   $ (1,910,125)
Interest on debentures & amortization           $    414,956    $         --   $    207,478    $         --
Interest on notes to related party              $         --    $    161,990   $         --    $     87,702
                                                ------------    ------------   ------------    ------------
                                                $ (3,008,843)   $ (3,704,069)  $ (1,588,037)   $ (1,822,423)
DENOMINATOR
Weighted average number of shares outstanding     73,006,724      72,973,851     73,039,236      72,973,851
Dilutive effect of :
   Stock options                                          --              --             --              --
   Warrants                                               --              --             --              --
   Convertible Debt conversion                            --              --             --              --
   Notes Payable to related party conversion              --              --             --              --
                                                ------------    ------------   ------------    ------------
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING               --              --             --              --
                                                ------------    ------------   ------------    ------------

NOTE 16 - COMPARATIVE FIGURES

Certain 2008 figures have been reclassified to conform to the financial statements presentation adopted in 2009. The presentation includes Other Comprehensive Income in the Consolidated Condensed Statement of Operations and Consolidated Condensed Statement Of Changes In Stockholders Equity (Deficit).

NOTE 17 - SUBSEQUENT EVENTS

The Company has evaluated transactions, events and circumstances for consideration of recognition or disclosure through August 11, 2009, the date these interim financial statements were available for issue, and has reflected or disclosed those items within the condensed consolidated financial statements as deemed appropriate.

On August 10, 2009, ESW announced that its wholly owned subsidiary ESW Canada Inc. has received notification from the California Air Resources Board (CARB) that the Company's ThermaCat(TM) Active Level III Diesel Particulate Filter has been approved for On-road applications for 1993 through 2006 model year On-Road vehicle applications powered by 5 to 10 liter diesel engines.

On August 11, 2009 the company entered into an unsecured subordinated demand short term loan agreement with a Director who is also a Shareholder of the company. As per the terms of the agreement, the Company received a short term loan of $300,000 for general business purposes. The loan accrues interest at a rate of 9% per annum and is payable on demand by the lender. The company has the option to prepay the loan at anytime without penalty. Prior to prepayment request by the Company, the Lender has the option to convert the loan principal and accrued interest into a new debenture or private placement offering made by the Company in the future.


                                       F15

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

ESW's primary business objective is to capitalize on the growing global requirement of reducing emissions, by offering catalyst technology solutions to the market and build upon its military product lines for sales to the U.S. and NATO countries. ESW has and continues to seek to develop relationships with Original Equipment Manufacturers (OEM's) of engines for both automotive and other markets. As part of ESW's efforts to grow its business, as well as to achieve increased production and distribution efficiencies ESW has made capital investments in its manufacturing capability to support its products as well as expensing money on research and development in order for new products to be developed that meet the new legislative regulations.

Through the year ended 2008 and the first half of 2009, ESW incurred significant research and development costs. This investment in ESW's products was necessary for ESW to comply with new regulations which came into force starting January of 2009. The products that ESW has developed and / or presented for verification / certification cover the following primary technology levels established by CARB:

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

Through the first half of 2009, ESW has actively pursued the ThermaCat(TM) Active Level III Plus Diesel Particulate Filter On Road verification, all submissions to CARB were complete, ESW has undertook and completed additional testing, which allows a wider demographic of vehicles to be covered by the on road product, the data for this scope increase has been provided to CARB.

On June 1, 2009 ESW announced that its wholly owned subsidiary ESW Canada Inc.
(ESWC) received notification from the California Highway Patrol (CHP) that the Company's ThermaCat(TM) Active Level III Plus catalyst system has passed the first inspection for usage on school buses carrying children on California roads. In January of 2009 ESW's ThermaCat(TM) successfully meet the applicable Federal Motor Vehicle Safety Standards 301 (FMVSS301) crash test for school buses at a recognized third party testing facility in Wisconsin. At the conclusion of the test, although the bus was deemed a total loss, the ThermaCat(TM) passed the crash protocol with a zero failure rate. In a separate test procedure at the same facility, the ThermaCat(TM) Active Level III Plus catalyst system and school bus installation kit were tested on a 1000 hour 100,000 mile vibration and shock durability simulation machine. Again, the system passed the test protocol with zero failure to the system or installation components.

On August 10, 2009, ESW announced that its wholly owned subsidiary ESW Canada Inc. has received notification from the California Air Resources Board (CARB) that the Company's ThermaCat(TM) Active Level III Diesel Particulate Filter has been approved for On-road applications for 1993 through 2006 model year On-Road vehicle applications powered by 5 to 10 liter diesel engines. The ThermaCat(TM), as verified, proved capable of reducing diesel Particulate Matter (PM), Carbon Monoxide (CO) and Hydro Carbon (HC) in excess of 85% while meeting the nationwide stringent nitrogen dioxide (NO2) limitations. This new NO2 limit, which came into effect on January 1, 2009, requires that all verified diesel emission retrofit technologies sold and installed in North America must not increase NO2 emissions by more than 20%.

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

The ThermaCat(TM) On- and Off-Road products are anticipated to account for a significant portion of ESW's future revenues, based on feedback received from our customers and distribution network, the Level I and Level II product certification / verification program has been delayed considering more states are adopting California emission standards which are more stringent and in line with the Level III requirements. ESW intends to complete the Level I and Level II product certification / verification program submissions in the third quarter of 2009, the delay in the timeline is due to the delays caused in obtaining the on road verification for the ThermaCat(TM) Active Level III Plus catalyst system. ESW believes that this adjustments to its business plan is necessary to meet market and customers expectations.

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

On June 10, 2009 ESW announced today that the Company's wholly owned subsidiary ESW Canada Inc. (ESWC) has received sales orders amounting to $266,000 for five XtrmCat(TM) Locomotive Diesel Oxidation Catalysts from Advanced Global Engineering in Atlantic Beach, FL. and West Coast Express (TransLink) in Vancouver, BC. On October 6, 2008, the XtrmCat(TM) became the first DOC to be added by the EPA to its Emerging Technology's list for marine Electro Motive Diesel two-stroke diesel engines. The XtrmCat(TM) is also being sold for installation on EMD powered locomotives. ESW is working towards the verification of the XtrmCat(TM) and believes, that once EPA verifies, the XtrmCat(TM), it will give the Company a great head start in the marine/locomotive emissions retrofit sector.

The field of emission control is very complex and requires a variety of different technologies to be employed. ESW has and continues to develop additional products that meet the needs of its customers and industry standards. ESW has partnered with several strategic alliances assuring immediate access to leading edge technologies. ESW has also expensed significant resources in developing an active dealer and support distribution network for several key markets. Sales depend on the success of ESW's efforts to develop and market the products, and there can be no certainty that those efforts will succeed.

Both ESW's facilities are in full compliance with ISO 9001:2000. We currently hold a full registration certificate effective until March 2010 for ESW America and January 2010 for ESW Canada.

As ESW has a substantial amount of indebtedness, its ability to generate cash, both to fund operations and service debt, is also a significant area of focus for the Company. See "Liquidity and Capital Resources" below for further discussion of cash flows.

COMPARISON OF THREE MONTH PERIOD ENDED JUNE 30, 2009 TO THREE MONTH PERIOD ENDED JUNE 30, 2008

RESULTS OF OPERATIONS

The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the MD&A included in ESW's Annual Report on Forms 10-K, and amendments thereto for the year ended December 31, 2008.

Revenues for the three month period ended June 30, 2009 increased by $26,404 or 45 percent, to $84,568 from $58,164 for the three month period ended June 30, 2008. Sales in the current period remained at lower levels as the company focused its efforts on obtaining verification for its Level III diesel catalyst on road product. The marginal increase in revenue over the prior year period is related to sales of ESW's newly developed products that meet new regulations. Sales are for mainly unverified product.

Cost of sales as a percentage of revenues for the three month period ended June 30, 2009 was 42.5 percent compared to 83.6 percent for the three month period ended June 30, 2008. The gross profit for the three month period ended June 30, 2009 was 57.5 percent as compared to a gross margin of 16.4 percent for the three month period ended June 30, 2008. The improvements in the gross margin are mainly due to the efforts by ESW to streamline its product installation capabilities for its new line of products, helped marginally by slightly higher volume.

Marketing, office and general expenses for the three month period ended June 30, 2009 decreased by $147,039, or 14.8 percent, to $845,271 from $992,310 for the three month period ended June 30, 2008. The decrease is primarily due to decreases in Facility costs by $11,143 as a result of the higher sales volumes higher overhead costs are attributed to sales. Administration salaries and wages were lower by $128,075, general and administration cost was lower by $16,907 over the previous period and plant related expenses were lower by $12,291 as support for ESW's research and development programs declined and a consulting agreement in the prior year was terminated. Investor relations expense was lower by $15,335. These decreases were offset by an increase in sales and marketing salaries and wages and selling expenses of $36,712 due to increased focus on business development and product marketing efforts.

Research and development expenses for the three month period ended June 30, 2009 decreased by $127,895, or 32.9 percent, to $261,547 from $389,442 for the three month period ended June 30, 2008. ESW continues to aggressively pursue the verification of its newly developed products, the decrease in the cost of research and development is marginally due to the product development cycle being completed, ESW has received verification for its ThermaCat(TM) Active Level III Plus Diesel Particulate Filter off road product and is now focusing on obtaining regulatory verifications / certifications for its ThermaCat(TM) Active Level III Plus Diesel Particulate Filter on road and Level I and II products.

Officer's compensation and director's fees for the three month period ended June 30, 2009 increased by $31,621 or 21.7 percent, to $177,343 from $145,722 for the three month period ended June 30, 2008.

Consulting and professional fees for the three month period ended June 30, 2009 increased by $23,755 or 62.9 percent, to $61,542 from $37,787 for the three month period ended June 30, 2008. The increase is mainly attributed to an increase in audit fees.

Foreign exchange loss for the three month period ended June 30, 2009 was $4,269 as compared to a gain of $21,595 for the three month period ended June 30, 2008. This is a result of the fluctuation in the exchange rate of the Canadian Dollar to the United States Dollar.

Depreciation and amortization expense for the three month period ended June 30, 2009 decreased by $3,183, or 1.1 percent to $286,955 from $290,148 for the three month period ended June 30, 2008.

Interest expense on long-term debt was $202,501 for the three month period ended June 30, 2009 as compared to $ nil for the three month period ended June 30, 2008. On November 3, 2008, the Company completed a transaction whereby it issued $6.0 million of 9% convertible debentures (the "Debentures") to six accredited investors. The Debentures are for a term of three years and are convertible into shares of the Company's common stock at the option of the holder at any time six
(6) months after the date of issuance of the Debenture by dividing the principal amount of the Debenture to be converted by $0.25. The Debentures earn interest at a rate of 9% per annum payable in cash or in shares of the Company's common stock at the option of the holder. If the Holder elects to receive interest in shares of common stock, the number of shares of common stock to be issued for interest shall be determined by dividing accrued interest by $0.25. Subject to the holder's right to convert, the Company has the right to redeem the Debentures at a price equal to one hundred and ten percent (110%) multiplied by the then outstanding principal amount plus unpaid interest to the date of redemption. Upon maturity, the debenture and interest is payable in cash or common stock at the option of the Holder. The Debentures contain customary price adjustment protections. From the proceeds and concurrent with the offering, the company settled all previously issued promissory notes, the debt holder of the promissory notes, a shareholder and director of the company agreed to a subscription of $3,000,000 of Debentures under the offering with the same terms and conditions as the November 3, 2008 offering.

Interest expense on the notes payable to related party was $nil for the three month period ended June 30, 2009 as compared to $87,702 for the three month period ended June 30, 2008. In November 2008, the Company settled all previously issued promissory notes through a partial repayment of principal and the balance of principal and interest was converted into a subscription of $3,000,000 of Debentures under the November 3, 2008 offering.

COMPARISON OF SIX MONTH PERIOD ENDED JUNE 30, 2009 TO SIX MONTH PERIOD ENDED JUNE 30, 2008

RESULTS OF OPERATIONS

The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the MD&A included in ESW's Annual Report on Forms 10-K, and amendments thereto for the year ended December 31, 2008.

Revenues for the six month period ended June 30, 2009 increased by $316,200 or
228.3 percent, to $454,686 from $138,486 for the six month period ended June 30, 2008. The increase in revenue is mainly related to sales of ESW's newly developed products that meet new regulations and increasing customer acceptance. Sales are for mainly unverified product. In the current period the company focused its efforts on obtaining verification for its Level III diesel catalyst products.

Cost of sales as a percentage of revenues for the six month period ended June 30, 2009 was 53.2 percent compared to 75.6 percent for the six month period ended June 30, 2008. The gross profit for the six month period ended June 30, 2009 was 46.8 percent as compared to a gross margin of 24.4 percent for the six month period ended June 30, 2008. The improvements in the gross margin are mainly due to the efforts by ESW to streamline its product installation capabilities, helped marginally by slightly higher volume orders.

Marketing, office and general expenses for the six month period ended June 30, 2009 decreased by $358,337, or 17.8 percent, to $1,657,356 from $2,015,693 for the six month period ended June 30, 2008. The decrease is primarily due to a decrease in Facility of $41,476 as a result of higher sales volumes and higher overhead costs attributed to sales. Administration salaries and wages were lower by $259,546 and plant related expenses were lower by $40,365 as support for ESW's research and development programs declined and a consulting agreement in the prior year was terminated. Investor relations expense was lower by $32,646. These decreases were offset by an increase in sales and marketing salaries and wages and selling expenses by $2,727 and in general and administration cost by $16,907 mainly due to recruitment expenses for high skill air testing technicians and increased focus on business development and product marketing efforts.

Research and development expenses for the six month period ended June 30, 2009 decreased by $197,340, or 23.4 percent, to $646,254 from $843,292 for the six month period ended June 30, 2008. ESW continues to aggressively pursue the verification of its newly developed products, the decrease in the cost of research and development is marginally due to the product development cycle being completed, ESW has received verification for its ThermaCat(TM) Active Level III Plus Diesel Particulate Filter off road product and is now focusing on obtaining regulatory verifications / certifications for its ThermaCat(TM) Active Level III Plus Diesel Particulate Filter on road and Level I and II products.

Officer's compensation and director's fees for the six month period ended June 30, 2009 increased by $36,079 or 12.2 percent, to $332,391 from $296,312 for the six month period ended June 30, 2008.

Consulting and professional fees for the six month period ended June 30, 2009 decreased by $27,841 or 30.9 percent, to $62,132 from $89,973 for the six month period ended June 30, 2008. The decrease is mainly attributed to lower tax and 404 SOX consulting fees offset by an increase in audit fees, in the current period as compared to the prior year period.

Foreign exchange gain for the six month period ended June 30, 2009 was $23,465 as compared to a gain of $57,446 for the six month period ended June 30, 2008. This is a result of the fluctuation in the exchange rate of the Canadian Dollar to the United States Dollar.

Depreciation and amortization expense for the six month period ended June 30, 2009 decreased by $22,497, or 3.9 percent to $547,641 from $570,120 for the six month period ended June 30, 2008.

Interest expense on long-term debt was $405,000 for the six month period ended June 30, 2009 as compared to $ nil for the six month period ended June 30, 2008. On November 3, 2008, the Company completed a transaction whereby it issued $6.0 million of 9% convertible debentures (the "Debentures") to six accredited investors. The Debentures are for a term of three years and are convertible into shares of the Company's common stock at the option of the holder at any time six
(6) months after the date of issuance of the Debenture by dividing the principal amount of the Debenture to be converted by $0.25. The Debentures earn interest at a rate of 9% per annum payable in cash or in shares of the Company's common stock at the option of the holder. If the Holder elects to receive interest in shares of common stock, the number of shares of common stock to be issued for interest shall be determined by dividing accrued interest by $0.25. Subject to the holder's right to convert, the Company has the right to redeem the Debentures at a price equal to one hundred and ten percent (110%) multiplied by the then outstanding principal amount plus unpaid interest to the date of redemption. Upon maturity, the debenture and interest is payable in cash or common stock at the option of the Holder. The Debentures contain customary price adjustment protections. From the proceeds and concurrent with the offering, the company settled all previously issued promissory notes, the debt holder of the promissory notes, a shareholder and director of the company agreed to a subscription of $3,000,000 of Debentures under the offering with the same terms and conditions as the November 3, 2008 offering.

Interest expense on the notes payable to related party was $nil for the six month period ended June 30, 2009 as compared to $161,990 for the six month period ended June 30, 2008. In November 2008, the Company settled all previously issued promissory notes through a partial repayment of principal and the balance of principal and interest was converted into a subscription of $3,000,000 of Debentures under the November 3, 2008 offering.

LIQUIDITY AND CAPITAL RESOURCES

ESW's principal sources of operating capital have been the proceeds from its various financing transactions; during the six month period ended June 30, 2009, the Company used $2,378,475 of cash to sustain operating activities as its sales were low. As of June 30, 2009 and 2008, the Company had cash and cash equivalents of $350,537 and $154,417 respectively.

Net Cash used in operating activities for the six month period ended June 3, 2009 amounted to $2,378,475. This amount was attributable to the net loss of $3,423,800, plus non cash expenses such as depreciation, amortization, interest on long term debt and others of $1,045,359, and a decrease in net operating assets and liabilities of $34. Net Cash used in operating activities for the six month period ended June 30, 2008 amounted to $2,824,863. This amount was attributable to the loss of 3,866,059, plus non cash expenses such as depreciation, amortization, and others of $808,959, and an increase in net operating assets and liabilities of $232,237.

Net Cash used in investing activities was $139,120 for the six month period ended June 30, 2009 as compared to $324,736 for the six month period ended June 30, 2008. The capital expenditures during the first half of 2009 were primarily dedicated to production tooling required for ESW's new product lines.

Net cash provided by financing activities totalled $610,951 for the six month period ended June 30, 2009 as compared to $494,260 provided by financing activities for the six month period ended June 30, 2008. In the current period $425,000 was provided through the exercise of option, $192,860 was obtained under ESW`s bank loan and $6,909 repaid under capital lease obligation.

In 2007, ESW's subsidiary, ESW Canada entered into a $2.5 Million revolving credit facility with Royal Bank of Canada ("RBC"), to finance orders on hand. This credit line provided ESW with the working capital to complete larger contracts. Effective September 2, 2008, ESW completed its negotiations with Royal Bank of Canada and entered into an amendment to the secured commercial loan agreement. The amended agreement extended the term of the Agreement from June 30, 2008 through June 30, 2009. In addition to extending the term of the Agreement, certain financial covenants were also amended. The new agreement provides for a revolving facility available by way of a series of term loans of up to $750,000 to finance future production orders. The Credit Facility is guaranteed by the Company and its subsidiary ESW Canada through the pledge of their assets to secure RBC. The Credit Facility bears interest at a base rate of one and a half percentage (1.5%) points above the Canadian prime rate. As this facility is designed specifically to finance material and labor costs associated with orders the line is dependent on those open orders. Currently ESW is in negotiations with RBC for the extension and the size of the facility. The Company cannot be certain as to the outcome of these negotiations and there is a possibility that the facility may not be renewed, or that it may be renewed for a lesser amount. As at June 30, 2009 $270,028 is outstanding and due to RBC under the Credit Facility. As of December 31, 2008, $77,168 was outstanding and due to RBC under the Credit Facility.

On November 3, 2008, ESW issued $6.0 million of convertible debentures (the "Debentures") to six accredited investors under Rule 506 of Regulation D. The Debentures are for a term of three years and are convertible into shares of the Company's common stock at the option of the holder at any time six (6) months after the date of issuance of the Debenture by dividing the principal amount of the Debentures to be converted by $0.25. ESW used $2.2 Million of the cash to pay down a previously issued promissory note as well as settling all the other notes previously issued by the Company. In addition to the $6.0 million, an additional $3.0 Million of convertible Debt has been issued. Currently ESW has a principal amount of $9.0 million of Convertible debt at June 30, 2009 ($8,953,538 net of deferred costs of $46,462) all at the same terms and conditions. (See Debt structure for further details.)

Based on ESW's current operating plan, management believes that at June 30, 2009 cash balances, anticipated cash flows from operating activities, and, the appropriate borrowings from other available financing sources, such as the issuance of debt or equity securities will be sufficient to meet our working capital needs on a short-term basis. Overall, capital adequacy is monitored on an ongoing basis by our management and reviewed quarterly by the Board of Directors. ESW continues to seek, equity financing and/or debt financing in the form of private placements at favourable terms, or the exercise of currently outstanding derivatives that would provide additional capital.

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

During the first half of 2009 and the fiscal year 2008 ESW did not produce sufficient cash from operations to support its expenditures; the November 3, 2008 the $6.0 million offering of convertible debentures along with continued borrowing on ESW's credit facility and the exercise of outstanding derivatives afforded ESW the opportunity to support its operations and to execute its business plan. ESW's principal use of liquidity will be to finance any further capital expenditures needed, to provide working capital availability and to pay previously issued debt. ESW does not anticipate having any major capital expenditures in 2009 related to the general operation of its business, however should the need arise for further tooling or equipment as a result of specific orders or the introduction of new product lines, ESW would evaluate the need and make provisions as necessary. ESW does not expect that total capital expenditures for 2009 will amount to more than $300,000.

Should ESW not be profitable, it will need to finance its operations through other capital financings. ESW continues to seek, equity financing and/or debt financing in the form of private placements at favourable terms, or the exercise of currently outstanding derivatives that would provide additional capital. ESW also has a good history of receiving capital infusions when needed. However, such additional financing may not be available to ESW, if and when needed, on acceptable terms or at all. ESW intends to retain any future earnings to retire debt, finance the expansion of its business, necessary capital expenditures, and for general corporate purposes.

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

ESW has 700,000 Class A special shares recorded at $453,900 (based on the historical exchange rate at the time of issuance.), authorized, issued, and outstanding. The Class A special shares are issued by ESW's wholly-owned subsidiary BBL Technologies, Inc. ("BBL") without par value, and are redeemable on demand by the Holder of the shares which is a private Ontario Corporation at $700,000 Canadian (which translates to $601,891 at June 30, 2009. As the Class A special shares are issued by ESW's wholly-owned subsidiary BBL, the maximum value upon which ESW is liable is the net book value of BBL. At June 30, 2009 BBL had an accumulated deficit and therefore would be unable to redeem the Class A special shares at their ascribed value.

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

As at June 30, 2009, Convertible Debenture amounted to $8,953,538 net of deferred costs of $46,462, with corresponding accrued interest of $530,753. As at December 31, 2008, the new Convertible Debenture amounted to $8,943,851 net of deferred costs of $56,419, with corresponding accrued interest of $125,753.

In 2007, ESW's subsidiary, ESW Canada entered into a $2.5 Million revolving credit facility with Royal Bank of Canada ("RBC"), to finance orders on hand. This credit line provided ESW with the working capital to complete larger contracts. Effective September 2, 2008, ESW completed its negotiations with Royal Bank of Canada and entered into an amendment to the secured commercial loan agreement. The amended agreement extended the term of the Agreement from June 30, 2008 through June 30, 2009. In addition to extending the term of the Agreement, certain financial covenants were also amended. The new agreement provides for a revolving facility available by way of a series of term loans of up to $750,000 to finance future production orders. The Credit Facility is guaranteed by the Company and its subsidiary ESW Canada through the pledge of their assets to secure RBC. The Credit Facility bears interest at a base rate of one and a half percentage (1.5%) points above the Canadian prime rate. As this facility is designed specifically to finance material and labor costs associated with orders the line is dependent on those open orders. Currently ESW is in negotiations with RBC for the extension and the size of the facility. The Company cannot be certain as to the outcome of these negotiations and there is a possibility that the facility may not be renewed, or that it may be renewed for a lesser amount.

As at June 30, 2009, $270,028 is outstanding and due to RBC under the Credit Facility. As of December 31, 2008, $ 77,168 was outstanding and due to RBC under the Credit Facility.

The amount of availability at any time is dependent upon various factors, including, the amount of open export orders on hand, and the amount of eligible receivables. The terms relating to the credit agreement specifically note that at the time of any borrowing under the credit agreement, the Company's subsidiary ESW Canada Inc. maintain a tangible net worth of at least $1.1 million. The credit agreement contains, among other things, covenants, representations and warranties and events of default customary for a facility of this type for both the Company and its subsidiary ESW Canada Inc. Such covenants include certain restrictions on the incurrence of additional indebtedness, liens, acquisitions and other investments, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other repurchases in respect of capital stock, voluntary prepayments of certain other indebtedness, capital expenditures and transactions with affiliates, subject to certain exceptions. Under certain conditions amounts outstanding under the credit agreements may be accelerated. Such events include failure to pay any principal, interest or other amounts when due, failure to comply with covenants, breach of representations or warranties in any material respect, non-payment or acceleration of other material debt, entry of material judgments not covered by insurance, or a change of control of the Company.

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

CONTRACTUAL OBLIGATIONS

LEASES

Effective November 24, 2004, the Company's wholly owned subsidiary ESW America, Inc. entered into a lease agreement for approximately 40,220 square feet of leasehold space at 2 Bethlehem Pike Industrial Center, Montgomery Township, Pennsylvania. The leasehold space houses the Company's research and development facilities. The lease commenced on January 15, 2005 and expires January 31, 2010. Under the terms of the lease agreement the Company has the option to extend the lease for an additional period of five years.

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

The following breakdown is the total, of the minimum annual lease payments, for both leases.

                              YEAR                 $
                              2009             $225,915
                              2010             $150,503

CAPITAL LEASE OBLIGATION

The Company is committed to the following lease payments in connection with the acquisition of capital assets under capital leases:

                                           YEAR             $
                                           2009           10,317
                                           2010           12,180
                                           2011            2,662
                                           2012            1,109
                                                         -------
                                           TOTAL         $26,268

               Less imputed interest                      (2,171)
                                                         -------
               Total obligation under capital lease      $24,097

               Less current portion                      (10,286)
                                                         -------
               TOTAL LONG-TERM PORTION                   $13,811
                                                         =======

The Company has incurred $3,162 interest expense on capital leases for the six month period ended June 30, 2009.

NEW ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 ("SFAS 161"). SFAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedged items are accounted for under SFAS No.133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"), and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company is required to adopt SFAS 161 on January 1, 2009. The Company currently does not have any derivative financial instruments subject to accounting or disclosure under SFAS 133; therefore, the adoption of statement SFAS 161 does not have a significant effect on the Company's consolidated statement of financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles
(GAAP) for nongovernmental entities. SFAS 162 became effective November 15, 2008. Adoption of SFAS 162 is does not have a significant impact on ESW's results of operations or financial position.

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

In June 2008, the FASB issued FSP EITF 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities." Securities participating in dividends with common stock according to a formula are participating securities. This FSP determined that unvested shares of restricted stock and stock units with nonforfeitable rights to dividends are participating securities. Participating securities require the "two-class" method to be used to calculate basic earnings per share. This method lowers basic earnings per common share. This FSP takes effect in the first quarter of fiscal years beginning after December 15, 2008 and will be applied retrospectively for all periods presented. It will be effective for the Company on January 1, 2009. The adoption of FSP EITF 03-6-1 does not have a significant effect on the Company's consolidated financial statements.

In June 2008, the FASB ratified the consensus reached on EITF Issue No. 07-05, "Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock" ("EITF No. 07-05"). EITF No. 07-05 clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which would qualify as a scope exception under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. EITF No. 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. It will be effective for the Company on January 1, 2009. Early adoption for an existing instrument is not permitted. The adoption of EITF No. 07-05 does not have a significant effect on the company's consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, SUBSEQUENT EVENTS ("SFAS 165"). This Statement is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS 165 had no significant effect on the Company's financial condition or consolidated results of operations.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfer of Financial Assets - an amendment of FASB Statement No. 140 ("SFAS 166"). This Statement requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor's beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. This Statement must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. We are currently assessing the impact, if any, of SFAS 166 on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, AMENDMENTS TO FASB INTERPRETATION NO.46(R) ("SFAS 167"). This Statement amends certain guidance in Interpretation 46(R) for determining whether an entity is a variable interest entity. This Statement amends Interpretation 46(R) to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise's involvement in a variable interest entity. This Statement shall be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. We are currently assessing the impact, if any, of SFAS 167 on our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No.162 ("SFAS 168"). The FASB ACCOUNTING STANDARDS CODIFICATIONTM (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

ESW's significant accounting policies are summarized in Note 2 to the Consolidated Financial Statements included in its 2008 Annual Report to Shareholders. In preparing the financial statements, we make estimates and assumptions that affect the expected amounts of assets and liabilities and disclosure of contingent assets and liabilities. We apply our accounting policies on a consistent basis. As circumstances change, they are considered in our estimates and judgments, and future changes in circumstances could result in changes in amounts at which assets and liabilities are recorded.

FOREIGN CURRENCY TRANSACTIONS

The results of operations and the financial position of ESW's operations in Canada is principally measured in Canadian currency and translated into U.S. dollars. The future effects of foreign currency fluctuations between U.S. dollars and Canadian dollars will be somewhat mitigated by the fact that certain expenses will be generally incurred in the same currency in which revenues will be generated. The future reported income of ESW's Canadian subsidiary would be higher or lower depending on a weakening or strengthening of the U.S. dollar against the Canadian currency. During the second quarter of 2009, the Company experienced a net loss on foreign exchange due the weakening of the U.S. Dollar against the Canadian dollar.

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

FOREIGN EXCHANGE RISK

ESW's foreign subsidiaries conduct their businesses in local currency pre dominantly the Canadian Dollar. ESW's exposure to foreign currency transaction gains and losses is the result of certain net receivables due from its foreign subsidiaries. ESW's exposure to foreign currency translation gains and losses also arises from the translation of the assets and liabilities of its subsidiaries to U.S. dollars during consolidation. ESW recognized a translation gain of $112,562 for the six month period ended June 30, 2009 reported in the Consolidated Statements of Changes in Stockholders' Equity (Deficit) primarily as a result of the exchange rates differences between the U.S. dollar against the Canadian Dollar.

ESW's strategy for management of currency risk relies primarily upon conducting its operations in the countries' respective currency and ESW may, from time to time, engage in hedging intended to reduce its exposure to currency fluctuations. At June 30, 2009, ESW had no outstanding forward exchange contracts.

INTEREST RATE RISK

ESW invests in highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase. These investments are fixed rate investments. Investments in fixed rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. However due to the limited amount of investment in such securities and their terms restricted to three months or less, ESW does not expect the impact on these investments to be material. At June 30, 2009, ESW had nil investments.

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

ESW currently has no variable-rate, long-term debt that exposes ESW to interest rate risk. As of June 30, 2009, ESW has principal $9 million of convertible debentures with a fixed interest rate of 9%. Generally, the fair market value of ESW`s fixed interest rate convertible debentures will increase as interest rates fall and decrease as interest rates rise. As at June 30, 2009, Convertible Debenture amounted to $8,953,538 net of deferred costs of $46,462.

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

ITEM 5. OTHER INFORMATION

On August 10, 2009, ESW announced that its wholly owned subsidiary ESW Canada Inc. has received notification from the California Air Resources Board (CARB) that the Company's ThermaCat(TM) Active Level III Diesel Particulate Filter has been approved for On-road applications for 1993 through 2006 model year On-Road vehicle applications powered by 5 to 10 liter diesel engines.

On August 11, 2009 the company entered into an unsecured subordinated demand short term loan agreement with a Director who is also a Shareholder of the Company. As per the terms of the agreement, the Company received a short term loan of $300,000 for general business purposes. The loan accrues interest at a rate of 9% per annum and is payable on demand by the Lender. The Company has the option to prepay the loan at anytime without penalty. Prior to prepayment request by the Company, the Lender has the option to convert the loan principal and accrued interest into a new debenture or private placement offering made by the Company in the future.

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

DATED: August 13, 2009
Concord, Ontario Canada

                        ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.

                        BY: /S/ DAVID J. JOHNSON
                            --------------------
                            DAVID J. JOHNSON
                            CHIEF EXECUTIVE OFFICER AND PRESIDENT