Form 10-Q
period 2009-09-30
ENVIRONMENTAL SOLUTIONS WORLDWIDE INC
filed 2009-11-13
CIK 1082278

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              for the quarterly period ended - September 30, 2009.

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

                              335 Connie Crescent.
                        Concord, Ontario, Canada, L4K 5R2
                              (Address of principal
                   executive offices, including postal code.)

                                 (905) 695-4142
              (Registrant's telephone number, including area code)

                         COMMON STOCK, $0.001 PAR VALUE
                                (Title of class)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [ ] NO [ ] (Not yet applicable to issuer)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer | | Accelerated Filer | | Non-Accelerated Filer | | Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES [ ] NO [X]

There were 73,823,851 shares of the registrant's Common Stock outstanding as of October 29, 2009

                                    FORM 10-Q

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.

                                TABLE OF CONTENTS

                                                                          PAGE #

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

        Consolidated Condensed Balance Sheets as of September 30, 2009        F2
        (unaudited) and December 31, 2008

        Consolidated Condensed Statements of Operations and Comprehensive     F3
        Loss for the Nine and Three Month Periods Ended September 30, 2009 and 2008 (unaudited)

        Consolidated Condensed Statements of Changes in Stockholders Equity   F4
        (Deficit)for the Nine Months Ended September 30, 2009 (unaudited)

        Consolidated Condensed Statements of Cash Flows for the Nine Months F5 Ended September 30, 2009 and 2008 (unaudited)

        Notes to Consolidated Condensed Financial Statements (unaudited)F6 - F15

Item 2. Management's Discussion And Analysis Of Financial Condition And        3
        Results Of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk.           14

Item 4. Controls And Procedures                                               15

                           PART II. OTHER INFORMATION

Item 1A. Risk Factors                                                         16

Item 5. Other Information.                                                    16

Item 6. Exhibits.                                                             16

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET

                                                                   (UNAUDITED)
                                                                   SEPTEMBER 30,   DECEMBER 31,
                                                                       2009            2008
                                                                   ------------    ------------
ASSETS

Current Assets
      Cash and cash equivalents (Note 4)                           $    878,656    $  2,247,623
      Accounts receivable, net of allowance                             867,481         103,728
          for doubtful accounts of $NIL (2008 - $1,901) (Note 2)
      Inventory (Note 5)                                              1,110,043         723,812
      Prepaid expenses and sundry assets                                267,408         313,936
                                                                   ------------    ------------
          Total current assets                                        3,123,588       3,389,099

Property, plant and equipment under construction (Note 6)               149,497         171,445

Property, plant and equipment, net of accumulated
      depreciation of $ 4,350,754                                     2,918,902       3,324,364
      (2008 - $3,530,182) (Note 6)

Patents and trademarks, net of accumulated
      amortization of $1,848,179                                        282,543         440,734
      (2008 - $1,688,157) (Note 2)
                                                                   ------------    ------------
                                                                   $  6,474,530    $  7,325,642
                                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Accounts payable                                             $    540,854    $    407,737
      Accrued liabilities                                               971,790         258,155
      Bank loan (Note 7)                                                571,839          77,168
      Customer deposits                                                 553,158          12,540
      Redeemable class A special shares (Note 8)                        453,900         453,900
      Current portion of capital lease obligation (Note 14)               9,934          12,001
                                                                   ------------    ------------
          Total current liabilities                                   3,101,475       1,221,501
                                                                   ------------    ------------

Long Term Liabilities
      Convertible debentures net of deferred costs                   10,309,596       8,943,581
           of $41,484 (2008 - $56,419)  (Note 9)
      Capital lease obligation (Note 14)                                 12,881          19,005
                                                                   ------------    ------------
          Total long term liabilities                                10,322,477       8,962,586
                                                                   ------------    ------------
          Total liabilities                                          13,423,952      10,184,087
                                                                   ------------    ------------

Commitments and Contingencies (Note 14)

Stockholders' Equity (Note 11)(Note 12)
      Common stock, $0.001 par value, 125,000,000
          shares authorized; 73,823,851 shares
          issued and outstanding                                         73,822          72,972
      Additional paid-in capital                                     26,083,635      25,403,485
      Accumulated other comprehensive income                            491,760         251,526
      Accumulated deficit                                           (33,598,639)    (28,586,428)
                                                                   ------------    ------------
          Total stockholders' deficit                                (6,949,422)     (2,858,445)
                                                                   ------------    ------------
                                                                   $  6,474,530    $  7,325,642
                                                                   ============    ============

    The accompanying notes are an integral part of these financial statements


                                       F2

                                           ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
                           CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                  FOR THE NINE AND THREE MONTH PERIODS ENDED SEPTEMBER 30,
                                                        (UNAUDITED)

                                                            NINE MONTHS ENDED SEPTEMBER 30  THREE MONTHS ENDED SEPTEMBER 30
                                                                 2009            2008            2009            2008
                                                             ------------    ------------    ------------    ------------
Revenue
     Net sales                                               $    903,670    $    584,261    $    448,984    $    445,775

Cost of sales                                                     563,240         424,283         321,281         319,639
                                                             ------------    ------------    ------------    ------------
Gross profit                                                      340,430         159,978         127,703         126,136
                                                             ------------    ------------    ------------    ------------
Operating expenses
     Marketing, office and general costs                        2,496,647       2,852,191         839,291         836,498
     Research and development costs                               773,255       1,044,215         127,001         200,923
     Officers' compensation and directors fees                    503,625         444,478         171,234         148,166
     Consulting and professional fees                             100,591         107,226          38,459          17,253
     Foreign exchange (gain) / loss                               (17,687)        (65,372)          5,778          (7,926)
     Depreciation and amortization                                854,435         853,353         306,794         283,233
                                                             ------------    ------------    ------------    ------------
                                                                4,710,866       5,236,091       1,488,557       1,478,147
                                                             ------------    ------------    ------------    ------------
Loss from operations                                           (4,370,436)     (5,076,113)     (1,360,854)     (1,352,011)

Interest on long term debt                                       (620,518)             --        (215,518)             --
Amortization of deferred costs                                    (14,934)             --          (4,977)             --
Long term debt accretion                                           (7,080)             --          (7,080)             --
Interest on notes payable to related party                             --        (263,764)             --        (101,774)
Interest income                                                       757          20,617              18             584
                                                             ------------    ------------    ------------    ------------
Net loss                                                       (5,012,211)     (5,319,260)     (1,588,411)     (1,453,201)
                                                             ------------    ------------    ------------    ------------
Other comprehensive gain/(loss):
     Foreign currency translation of Canadian subsidiaries        240,234        (108,002)        127,672         (26,670)
                                                             ------------    ------------    ------------    ------------
Net comprehensive loss                                       $ (4,771,977)   $ (5,427,262)   $ (1,460,739)   $ (1,479,871)
                                                             ------------    ------------    ------------    ------------
Net loss per share (Basic and diluted)                       $      (0.07)   $      (0.07)   $      (0.02)   $      (0.02)
                                                             ============    ============    ============    ============
Weighted average number of shares outstanding                  73,006,724      72,973,851      73,039,236      72,973,851
                                                             ============    ============    ============    ============

   The accompanying notes are an integral part of these financial statements


                                       F3

                                               ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                           CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                             AND COMPREHENSIVE INCOME FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2009
                                                             (UNAUDITED)

                                                                                      ACCUMULATED
                                                                     ADDITIONAL      COMPREHENSIVE
                                              COMMON STOCK           PAID-IN             OTHER       ACCUMULATED
                                          SHARES         AMOUNT         CAPITAL         INCOME         DEFICIT           TOTAL
                                       ------------   ------------   ------------    ------------    ------------    ------------
December 31, 2007                        72,973,851   $     72,972   $ 25,665,761    $    450,318    $(21,495,176)   $  4,693,875

Net loss                                         --             --             --              --      (7,091,252)     (7,091,252)

Stock-based compensation                         --             --         13,646              --              --          13,646

Loss on extinguishment of debt
  with related party                             --             --       (275,922)             --              --        (275,922)

Foreign currency translation of
  Canadian subsidiaries                          --             --             --        (198,792)             --        (198,792)
                                       ------------   ------------   ------------    ------------    ------------    ------------
December 31, 2008                        72,973,851   $     72,972   $ 25,403,485    $    251,526    $(28,586,428)   $ (2,858,445)
                                       ------------   ------------   ------------    ------------    ------------    ------------
Net loss                                         --             --             --              --      (5,012,211)     (5,012,211)

Common stock issued from exercise
  of options                                850,000            850        424,150              --              --         425,000

Fair value of convertible debentures                                      256,000                                         256,000

Foreign currency translation of
  Canadian subsidiaries                          --             --             --         240,234              --         240,234
                                       ------------   ------------   ------------    ------------    ------------    ------------
September 30, 2009                       73,823,851   $     73,822   $ 26,083,635    $    491,760    $(33,598,639)   $ (6,949,422)
                                       ------------   ------------   ------------    ------------    ------------    ------------

   The accompanying notes are an integral part of these financial statements


                                       F4

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE NINE MONTHS PERIOD ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                                  2009           2008
                                                              -----------    -----------
Net Loss                                                      $(5,012,211)   $(5,319,260)
                                                              -----------    -----------
Adjustments to reconcile net loss to net cash
       used in operating activities:
          Depreciation of property, plant and equipment           767,693        813,466
          Amortization of patents and trademarks                  159,583        159,807
          Provision for uncollectible accounts                      1,901         19,410
          Interest on long term debt                              620,518             --
          Interest on notes to related party                           --        263,764
          Amortization of deferred costs                           14,934             --
          Long term debt accretion                                  7,080             --
          Loss on disposal of property, plant and equipment         1,858             --
          Stock based compensation                                     --         13,646
          Write down of Inventory                                      --         28,933
                                                              -----------    -----------
                                                                1,573,567      1,299,026
                                                              -----------    -----------
Increase (decrease) in cash flows from operating
       activities resulting from changes in:
          Accounts receivable                                    (701,428)      (224,550)
          Inventory                                              (287,330)         2,206
          Prepaid expenses and sundry assets                       63,000        (36,483)
          Accounts payable and accrued liabilities                185,032        545,914
          Customer deposits                                       499,257          3,500
                                                              -----------    -----------
                                                                 (241,469)       290,587
                                                              -----------    -----------
Net cash used in operating activities                          (3,680,113)    (3,729,647)
                                                              -----------    -----------
Investing activities:
       Proceeds from sale of  property, plant and equipment           305             --
       Acquisition of property, plant and equipment              (138,933)      (285,746)
       Property, plant and equipment under construction                --       (113,767)
       Increase in patents and trademarks                          (1,108)        (4,618)
                                                              -----------    -----------
Net cash used in investing activities                            (139,736)      (404,131)
                                                              -----------    -----------
Financing activities:
       Convertible debentures                                   1,600,000             --
       Bank loan                                                  623,318        313,430
       Repayment of bank loan                                    (180,270)            --
       Issuance of common stock                                   425,000             --
       Repayment of capital lease obligation                       (8,549)        (8,611)
                                                              -----------    -----------
Net cash provided by financing activities                       2,459,499      1,372,819
                                                              -----------    -----------
Net decrease in cash and equivalents                           (1,360,350)    (2,760,959)

Foreign exchange gain (loss) on foreign operations                 (8,617)      (108,002)

Cash and cash equivalents, beginning of year                    2,247,623      2,891,088
                                                              -----------    -----------
Cash and cash equivalents, end of period                      $   878,656    $    22,127
                                                              ===========    ===========
Supplemental disclosures:
    Interest received                                         $       757    $    20,617
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

The Company has incurred significant losses to date. As of September 30, 2009, the Company has an accumulated deficit of $33,598,639 there is no assurance that the Company will be successful in achieving sufficient cash flow from operations. The ability of the Company to continue as going concern is dependent upon the Company obtaining regulatory approvals for its new line of products and the company's ability to achieve and maintain a profitable level of operations. During the current year the company has expensed significant resources and completed the development of products to meet the 2009 emission standards enforced by the regulators. The Company has received most of the key regulatory approvals on its products, the delay in achieving regulatory approvals has impacted the ability of the Company to generate sufficient cash flow from its operations, the Company may be required to seek additional financing or limit operations in certain areas to fund its continuing operations and meet its obligations as they come due. The company is now pursuing regulatory approval of its Level I, Level II, locomotive and marine products.

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

All adjustments considered necessary for fair presentation and of a normal recurring nature have been included in these interim consolidated financial statements. Revenues and operating results for the nine month period ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.

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


                                       F6

Accounts Receivable and Concentrations of Credit Risk: The Company performs on-going credit evaluations of its customer's financial condition and generally does not require collateral from its customers. Three of ESW's customers accounted for 47%, 14%, and 13%, respectively of the Company's revenue for the nine month period ended September 30, 2009 and 62%, 13%, and 6%, respectively of its accounts receivable as at September 30, 2009. Three of its customers accounted for 32%, 29%, and 15%, respectively of the Company's revenue in the fiscal year 2008 and 32%, 31%, and 0%, respectively of its accounts receivable as at December 31, 2008.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is estimated and recorded based on management's assessment of the credit history with the customer and current relationships with them. On this basis management has determined that a reserve of $ nil was appropriate as at September 30, 2009 and that a reserve of $1,901 was appropriate as at December 31, 2008.

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

PATENTS AND TRADEMARKS

Patents and trademarks consist primarily of the costs incurred to acquire them from an independent third party. The Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets," which was primarily codified into Topic 350-20, Goodwill, 350-30, Intangibles other than goodwill in the Accounting Standards Codification ("ASC") requires intangible assets with a finite life be tested for impairment whenever events or circumstances indicate that a carrying amount of an asset (or asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated discounted cash flow used in determining the fair value of the asset. ESW conducted a test for impairment in the fourth quarter of 2008 and found no impairment.

Patents and trademarks are being amortized on a straight-line basis over their estimated life of ten years. Amortization expense for the nine month period ended September 30, 2009 and 2008 were $159,625 and $159,807 respectively.

REVENUE RECOGNITION

The Company derives revenue primarily from the sale of its catalytic products. In accordance with SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements", which was primarily codified into Topic 605 Revenue Recognition SEC Staff Accounting Bulletin Topic 13 in the ASC, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the amount is fixed and determinable, risk of ownership has passed to the customer and collection of the resulting receivable is reasonably assured.

The Company also derives revenue (less than 8.2% of total revenue) from providing air testing and environmental certification services. Revenues from these services are recognized upon performance.

RESEARCH AND DEVELOPMENT

The Company is engaged in research and development work. Research and development costs, are charged as operating expense of the Company as incurred. Any grant money received for research and development work will be used to offset these expenditures. For the nine month period ended September 30, 2009 and 2008 the Company expensed $773,255 and $1,044,215 respectively towards research and development costs. For the nine month period ended September 30, 2009 and 2008, grant money amounted to $94,356 and $224,430 respectively.


                                       F7

PRODUCT WARRANTIES

The Company provides for estimated warranty costs at the time of sale and accrues for specific items at the time their existence is known and the amounts are determinable. The Company estimates warranty costs using standard quantitative measures based on industry warranty claim experience and evaluation of specific customer warranty issues.

NOTE 3 - RECENTLY ISSUED ACCOUNTING STANDARDS

 In March 2008, the FASB issued new guidance on disclosures about derivative instruments and hedging activities. The new guidance expands existing quarterly disclosure requirements about an entity's derivative instruments and hedging activities. The new guidance is effective for fiscal years beginning after November 15, 2008. All derivatives are recorded on the balance sheet as assets or liabilities and measured at fair value. For derivatives designated as hedges of the fair value of assets or liabilities, the changes in fair values of both the derivatives and the hedged items are recorded in current earnings. For derivatives designated as cash flow hedges, the effective portion of the changes in fair value of the derivatives are recorded in Accumulated Other Comprehensive Income (Loss) and subsequently recognized in earnings when the hedged items impact earnings. Cash flows of such derivative financial instruments are classified consistent with the underlying hedged item. The Company currently does not have any derivative financial instruments subject to accounting or disclosure under this standard; therefore, the adoption of this standard does not have a significant effect on the Company's consolidated statement of financial position, results of operations or cash flows.

In May 2008, the FASB issued new guidance on the hierarchy of generally accepted accounting principles. The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles
(GAAP) for nongovernmental entities. This standard became effective November 15, 2008. Adoption of this standard does not have a significant impact on Company's results of operations or financial position.

In June 2008, the FASB issued a new guidance on determining whether instruments granted in share-based payment transactions are participating securities. Securities participating in dividends with common stock according to a formula are participating securities. This guidance determined that unvested shares of restricted stock and stock units with nonforfeitable rights to dividends are participating securities. Participating securities require the "two-class" method to be used to calculate basic earnings per share. This method lowers basic earnings per common share. This guidance takes effect in the first quarter of fiscal years beginning after December 15, 2008 and will be applied retrospectively for all periods presented. It was effective for the Company on January 1, 2009. The adoption of this guidance does not have a significant effect on the Company's consolidated financial statements.

In June 2008, the FASB ratified the consensus reached on determining whether an instrument (or embedded feature) is indexed to an entity's own stock. This consensus clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which would qualify as a scope exception under the standard accounting for derivative instruments and hedging activities. This consensus is effective for financial statements issued for fiscal years beginning after December 15, 2008. It was effective for the Company on January 1, 2009. The adoption of this consensus does not have a significant effect on the company's consolidated financial statements.

 In April 2009, the FASB issued a staff position providing additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. The guidance was effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance does not have a significant effect on the Company's consolidated financial statements.

In April 2009, the FASB issued a staff position which changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. The guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance does not have a significant effect on the Company's consolidated financial statements.

In April 2009, the FASB issued a staff position requiring fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. The guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance does not have a significant effect on the Company's consolidated financial statements.

In May 2009, the FASB issued new guidance on subsequent events. This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. This standard is effective for interim and annual periods ending after June 15, 2009. The adoption of this standard had no significant effect on the Company's financial condition or consolidated results of operations.


                                       F8

In June 2009, the FASB issued a new guidance accounting for transfer of financial assets - an amendment of a previous standard. This standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor's beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. This standard must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The Company is currently assessing the impact, if any, of this standard on our consolidated financial statements.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities. The guidance affects the overall consolidation analysis and requires enhanced disclosures on involvement with variable interest entities. The guidance is effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the impact of the guidance on its consolidated financial position and results of operations.

In June 2009, the FASB issued new guidance on accounting standards codification and the hierarchy of generally accepted accounting principles. The FASB ACCOUNTING STANDARDS CODIFICATION (TM) (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

In September 2009, the FASB issued additional guidance on measuring the fair value of liabilities effective for the first reporting period (including interim periods) beginning after issuance. The Company is currently assessing the impact on its consolidated financial position and results of operations.

In September 2009, the FASB issued additional guidance on measuring fair value of certain alternative investments effective for the first reporting period (including interim periods) ending after December 15, 2009. The Company is currently assessing the impact on its consolidated financial position and results of operations.

 In October 2009, the FASB issued amendments to the accounting and disclosure for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted), modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. The Company is currently assessing the impact on its consolidated financial position and results of operations.

NOTE 4 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and highly liquid investments purchased with an original or remaining maturity of 90 days or less at the date of purchase.

NOTE 5 - INVENTORY

Inventory is summarized as follows:

                                      SEPTEMBER 30,  DECEMBER 31,
                    INVENTORY             2009           2008
                    ---------------------------------------------
                    Raw materials      $   524,298    $  503,129
                    Work-In-Process        562,698       201,173
                    Finished goods          23,047        19,510
                    ---------------------------------------------
                    TOTAL              $ 1,110,043    $  723,812
                    =============================================

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                           SEPTEMBER 30,    DECEMBER 31,
           CLASSIFICATION                       2009           2008
           -----------------------------------------------------------
           Plant, machinery and equipment   $ 5,471,416    $ 5,126,108
           Office equipment                     321,023        294,250
           Furniture and fixtures               447,532        424,426
           Vehicles                              17,842         12,014
           Leasehold improvements             1,011,843        997,748
                                            --------------------------
                                            $ 7,269,656    $ 6,854,546

           Less: accumulated depreciation    (4,350,754)    (3,530,182)
                                            --------------------------
                                            $ 2,918,902    $ 3,324,364
                                            --------------------------

At September 30, 2009 and December 31, 2008, the Company had $149,497 and $171,445, respectively, of customized equipment under construction.


                                       F9

The office equipment above includes $16,499 in assets under capital lease with a corresponding accumulated depreciation of $14,704 for the period ended September 30, 2009. As at year ended December 31, 2008 office equipment included $17,665 in assets under capital lease with a corresponding depreciation of $11,668.

The plant, machinery and equipment above include $35,626 in assets under capital lease with a corresponding accumulated depreciation of $16,627 for the period ended September 30, 2009. As at year ended December 31, 2008, plant, machinery and equipment included $33,957 in assets under capital lease with a corresponding accumulated depreciation of $11,539.

NOTE 7 - BANK LOAN

In 2007, ESW's subsidiary, ESW Canada entered into a $2.5 Million revolving credit facility with Royal Bank of Canada ("RBC"), to finance orders on hand. Effective September 2, 2008, ESW Canada completed its negotiations with Royal Bank of Canada and entered into an amendment to the secured commercial loan agreement. The amended agreement extended the term of the Agreement from June 30, 2008 through June 30, 2009. In addition to extending the term of the Agreement, certain financial covenants were also amended. The amended arrangement provided for a revolving facility available by way of a series of term loans of up to $750,000 to finance future production orders. Effective August 21, 2009, the term of the secured commercial loan agreement with RBC was extended through to April 30, 2010. The Credit Facility is guaranteed by the Company and its subsidiary ESW Canada through the pledge of their assets to RBC. The facility has been guaranteed to the bank under Export Development Canada ("EDC") pre-shipment financing program. Borrowings under the revolving credit agreement bear interest at 1.5% above the bank's prime rate of interest.

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

For the period ended September 30, 2009, $571,839 was owed under the aforementioned facility. As at December 31, 2008, $77,168 was owed under the facility.

NOTE 8 - REDEEMABLE CLASS A SPECIAL SHARES

      700,000 Class A special shares      $ 453,900 (based on the historical
      Authorized, issued, and             exchange rate at the time of
      outstanding.                        issuance.)

The redeemable Class A special shares are issued by the Company's wholly-owned subsidiary BBL Technologies, Inc. ("BBL") without par value, and are redeemable on demand by the holder of the shares, which is a private Ontario Corporation, at $700,000 Canadian Dollars (which translates to $653,778 at September 30,
2009). As the redeemable Class A special shares were issued by the Company's wholly-owned subsidiary BBL, the maximum value upon which the Company is liable is the net book value of BBL. As at September 30, 2009 BBL has an accumulated deficit of $1,185,714 USD ($1,839,279 Canadian dollars as at September 30, 2009) and therefore, the holder would be unable to redeem the redeemable Class A special shares at their ascribed value.

NOTE 9 - CONVERTIBLE DEBENTURES

On August 28, 2009, the Company completed a transaction whereby it issued $1.6 million of 9% convertible debentures (the " 2009 Debentures") to six accredited investors. Of the $1.6 million received by the Company, $500,000 was received from a director of the Company through the exchange of a $300,000 unsecured 9% subordinated demand short term loan previously provided to the Company on August 11, 2009 and an additional $200,000 investment made by the director in the offering. The 2009 Debentures are for a term of three (3) years and are convertible into shares of the Company's common stock at the option of the holder by dividing the principal amount of the 2009 Debenture to be converted by $0.50. The 2009 Debentures earn interest at a rate of 9% per annum payable in cash or in shares of the Company's common stock at the option of the holder. If the Holder elects to receive interest in shares of common stock, the number of shares of common stock to be issued for interest shall be determined by dividing accrued interest by $0.50. Subject to the holder's right to convert, the Company has the right to redeem the 2009 Debentures at a price equal to one hundred and ten percent (110%) multiplied by the then outstanding principal amount plus unpaid interest to the date of redemption. Upon maturity, the debenture and interest is payable in cash or common stock at the option of the Holder. The 2009 Debentures contain customary price adjustment protections.

At the time the 2009 Debentures were issued, the Company recorded a debt discount for a beneficial conversion feature in the amount of $256,000. The debt discount is the aggregate intrinsic value calculated as the difference between the market price of the Company's share of stock on August 28, 2009 and the conversion price of the 2009 Debentures. The debt discount is being accreted over the three (3) year life of the debentures using the effective yield method. The effective yield on the debentures is 15.52%. As of September 30, 2009, interest in the amount of $13,019 has accrued in accounts payable and accrued liabilities.


                                       F10

ACCRETION OF THE DISCOUNT:

      Face value of convertible debenture       $ 1,600,000
      Less: Beneficial conversion feature          (256,000)
                                                -----------
      Book value upon issuance                    1,344,000
      Accretion of the debt discount                  7,080
                                                -----------
      September 30, 2009                        $ 1,351,080
                                                -----------

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

From the proceeds of the November 2008 debentures, the Company repaid $2,200,000, the principal portion only, of a previously issued Consolidated Note in the amount of $2,308,148 to a company controlled by a trust to which a director and shareholder of the Company is the beneficiary. The debt holder agreed to have the remaining amount of $433,923, due under the Consolidated Note, applied to a subscription of a Debenture under the November 3, 2008 offering.

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

As at September 30, 2009, total Convertible Debentures amounted to $10,309,596 net of deferred costs of $41,484 and debt discount of $248,920, with corresponding accrued interest of $746,272. As at December 31, 2008, the Convertible Debenture amounted to $8,943,581 net of deferred costs of $56,419, with corresponding accrued interest of $125,753.

LEGAL FEES RELATED TO CONVERTIBLE DEBENTURES

The Company has recorded a deferred cost asset of $59,738 for legal fees paid in relation to the issuance of the November 2008 Convertible Debentures. The deferred costs will be amortized over the term of the November 2008 Convertible Debenture. As at September 30, 2009, the deferred cost asset and related amortization was $41,484 and $14,934 respectively. As at December 31, 2008, the deferred cost asset and related amortization was $56,419 and $3,319 respectively. Legal fees have been presented net against the related instrument.

NOTE 10- INCOME TAXES

As at September 30, 2009, there are tax loss carry forwards for Federal income tax purposes of approximately $23,491,499 available to offset future taxable income in the United States. The tax loss carry forwards expire in various years through 2027. The Company does not expect to incur a Federal income tax liability in the foreseeable future. Accordingly, a valuation allowance for the full amount of the related deferred tax asset of approximately $8,222,025 has been established until realizations of the tax benefit from the loss carry forwards are more likely than not.

Additionally, as at September 30, 2009, the Company's two wholly owned Canadian subsidiaries had non-capital tax loss carry forwards of approximately $6,424,434 to be used, in future periods, to offset taxable income. The loss carry forwards expire in various years through 2029 The deferred tax asset of approximately $2,152,185 has been fully offset by a valuation allowance until realization of the tax benefit from the non-capital tax loss carry forwards are more likely than not.


                                       F11

                                                     For the nine month period ended September 30,
                                                                2009             2008
                                                            -----------------------------
Statutory tax rate:
  U.S.                                                              35.0%            35.0%
  Foreign                                                           33.5%            36.1%

Income (loss) before income taxes:
  U.S.                                                      $ (3,089,746)    $ (2,741,368)
  Foreign                                                     (1,922,465)      (2,577,892)
                                                            -----------------------------
                                                            $ (5,012,211)    $ (5,319,260)
                                                            -----------------------------
Expected income tax recovery                                $ (1,725,437)    $ (1,890,098)

Differences in income tax resulting from:
  Depreciation (Foreign operations)                         $     23,124     $     (3,593)
  Stock Based Compensation                                  $         --     $      4,776
  Accrued interest on loans                                 $    217,181     $         --
                                                            -----------------------------
                                                            $ (1,485,132)    $ (1,888,915)
Benefit of losses not recognized                            $  1,485,132     $  1,888,915
                                                            -----------------------------
Income tax provision (recovery) per financial statements    $         --     $         --
                                                            -----------------------------

Deferred income tax assets and liabilities consist of the following difference:

                                                                  As at September 30,
                                                               2009             2008
                                                           -----------------------------
Assets
  Capital Assets - Tax Basis (Foreign operations only)     $  1,410,069     $  1,995,508
  Capital Assets - Book Value (Foreign operations only)      (1,130,916)      (1,710,939)
                                                           -----------------------------
  Net Capital Assets/ (Liabilities)                        $    279,153     $    284,569
  Tax loss carry forwards                                    29,915,933       23,633,045
                                                           -----------------------------
Net temporary differences (foreign operations only)        $ 30,195,086     $ 23,917,614

Statutory tax rate:
  U.S.                                                             35.0%            35.0%
  Foreign                                                          33.5%            36.1%

Temporary differences (foreign operations only)            $ 10,467,726     $  8,416,671
  Valuation allowance                                      $(10,467,726)    $ (8,416,671)
                                                           -----------------------------
  Carrying Value                                           $         --     $         --
                                                           =============================

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109" which was primarily codified into Topic 740-10-30, Income Tax in the Accounting Standards Codification prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in an income tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There was not a material impact on the Company's consolidated financial position and results of operations as a result of the adoption of the provisions of FIN
48. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

The Company will recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the consolidated statement of operations. Accrued interest and penalties will be included within the related tax liability line in the consolidated balance sheet.

In many cases the Company's uncertain tax positions are related to tax years that remain subject to examination by tax authorities. The following describes the open tax years, by major tax jurisdiction, as of September 30, 2009:

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


                                       F12

NOTE 12 - STOCK OPTIONS AND WARRANT GRANTS

A total of $ nil and $13,646 for stock based compensation has been recorded for the nine month period ended September 30, 2009 and September 30, 2008, respectively. There were no stock option grants for the nine month period ended September 30, 2009.

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

A summary of option transactions, including those granted pursuant to the terms of certain employment and other agreements is as follows:

                                              STOCK         WEIGHTED
                                            PURCHASE         AVERAGE
                      DETAILS                OPTIONS     EXERCISE PRICE
          -------------------------------------------------------------
          OUTSTANDING, JANUARY 1, 2008      6,996,667        $ 0.60
          Granted                             100,000        $ 0.71
          Granted                             300,000        $ 1.00
          Expired                          (1,276,667)      ($ 0.72)
                                           ----------       -------
          OUTSTANDING, JANUARY 1, 2009      6,120,000        $ 0.65
          Granted                                  --            --
          Expired                          (1,450,000)      ($ 0.50)
          Exercised                          (850,000)      ($ 0.50)
                                           ----------       -------
          OUTSTANDING, SEPTEMBER 30, 2009   3,820,000        $ 0.75
                                           ==========       =======

At September 30, 2009, the outstanding options have a weighted average remaining life of 24 months.

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

At September 30, 2009, the Company had outstanding options as follows:

               NUMBER OF          EXERCISE
                OPTIONS             PRICE           EXPIRATION DATE
               ----------------------------------------------------
                 150,000            $0.50            December-01-09
                 175,000            $0.71            February-16-10
                 795,000            $1.00            December-31-10
                 100,000            $0.71            February-06-11
                 100,000            $1.00            February-06-11
               2,150,000            $0.71            February-16-12
                 100,000            $1.00            February-08-13
                 250,000            $0.27              August-06-13
               ----------------------------------------------------
               3,820,000
               ====================================================

Warrants issued in connection with various private placements of equity securities, are treated as a cost of capital and no income statement recognition is required. A summary of warrant transactions is as follows:

                                                         WEIGHTED AVERAGE
    DETAILS                            WARRANT SHARES     EXERCISE PRICE
    ---------------------------------------------------------------------
    Outstanding, January 1, 2008          3,272,500          $ 1.28
    Granted                                      --              --
    Exercised                                    --              --
    Expired                               3,272,500          $(1.28)
    ---------------------------------------------------------------------
    Outstanding, January 1, 2009                 --              --
    Granted                                      --              --
    ---------------------------------------------------------------------
    Outstanding, September 30, 2009              --              --
    =====================================================================

There are no outstanding warrants as of September 30, 2009.


                                       F13

NOTE 13 - RELATED PARTY TRANSACTIONS

During the nine month period ended September 30, 2009 and 2008, the Company paid shareholders and their affiliates $nil and $100,000, respectively for various services, and fees rendered in addition to salaries and reimbursement of business expenses. All transactions are recorded at the exchange amounts.

CONSULTING AGREEMENT

In 2008, a director and shareholder of the company provided consulting services to the company under a consulting agreement. The agreement provided for a monthly retainer of $12,500 per month. In December 2008 the agreement was terminated.

CONVERTIBLE DEBENTURE ISSUED TO RELATED PARTY

On August 28, 2009, the Company completed a transaction whereby it issued $1.6 million of 9% convertible debentures to six accredited investors. A director who is also a shareholder of the Company participated in the August convertible debenture offering with a principal investment of $500,000.

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

As at September 30, 2009, the principal amount of Convertible Debenture net of accretion due to related party amounted to $5,422,213 with a corresponding accrued interest of $410,116, and debt discount of $77,787. At December 31, 2008, Convertible Debenture due to related party amounted to $5,000,000 with a corresponding accrued interest of $68,548.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

LEASES

Effective November 24, 2004, the Company's wholly owned subsidiary ESW America, Inc. entered into a lease agreement. The leasehold space houses the Company's research and development facilities. The lease commenced on January 15, 2005 and expires January 31, 2010. Under the terms of the lease agreement the Company has the option to extend the lease for an additional period of five years.

Effective December 20, 2004, the Company's wholly owned subsidiary ESW Canada, Inc. entered into an offer to Lease agreement. The leasehold space houses the Company's executive offices and a high volume manufacturing plant. The possession of the leasehold space took place on May 24, 2005 and the term of the lease will run for a period of five (5) years from the commencement date of July 15, 2005.

Effective October 16, 2009, the company entered into a lease renewal agreement see NOTE 17 - SUBSEQUENT EVENTS for further details.

The following breakdown is the total, of the minimum annual lease payments, for both leases.

                      YEAR                   $
                      2009              $118,795
                      2010              $328,084
                      2011              $180,990
                      2012              $180,990
                      2013              $ 30,165

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


                                       F14

CAPITAL LEASE OBLIGATION

The Company is committed to the following lease payments in connection with the acquisition of capital assets under capital leases:

                                          YEAR             $

                                          2009            5,996
                                          2010           14,157
                                          2011            3,094
                                          2012            1,289
                                                        -------
                                          TOTAL         $24,536

              Less imputed interest                      (1,721)
                                                        -------
              Total obligation under capital lease      $22,815

              Less current portion                       (9,934)
                                                        -------
              TOTAL LONG-TERM PORTION                   $12,881
                                                        =======

The Company has incurred $5,599 of interest expense on capital leases for the nine month period ended September 30, 2009. For the nine month period ended September 30, 2008 the company had incurred $3,263 interest expense on capital leases.

NOTE 15 - LOSS PER SHARE

Potential common shares of 3,820,000 related to ESW's outstanding stock options were excluded from the computation of diluted loss per share for the period ended September 30, 2009. As at September 30, 2008, potential common shares of 6,120,000 related to ESW's outstanding stock options were excluded from the computation of diluted earnings/(loss) per share as the effect of inclusion of these shares and the related interest expense would have been antidilutive.

The reconciliation of the number of shares used to calculate the diluted loss per share is calculated as follows:

                                                  For the nine month period      For the three month period
                                                        ended September 30,           ended September 30,
                                                     2009            2008           2009            2008
                                                 ------------    ------------   ------------    ------------
NUMERATOR
Net (loss) for the period                        $ (5,012,211)   $ (5,319,260)  $ (1,588,411)   $ (1,453,201)
Interest, amortization & accretion on debentures $    642,532    $         --   $    227,575    $         --
Interest on notes to related party               $         --    $    263,764   $         --    $    101,775
                                                 ------------    ------------   ------------    ------------
                                                 $ (4,369,679)   $ (5,055,496)  $ (1,360,836)   $ (1,351,426)
DENOMINATOR
Weighted average number of shares outstanding      73,006,724      72,973,851     73,039,236      72,973,851
Dilutive effect of:
   Stock options                                           --              --             --              --
   Warrants                                                --              --             --              --
   Convertible Debt conversion                             --              --             --              --
   Notes Payable to related party conversion               --              --             --              --
                                                 ------------    ------------   ------------    ------------
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING        73,006,724      72,973,851     73,039,236      72,973,851
                                                 ------------    ------------   ------------    ------------

NOTE 16 - COMPARATIVE FIGURES

Certain 2008 figures have been reclassified to conform to the financial statements presentation adopted in 2009. The presentation includes Other Comprehensive Income in the Consolidated Condensed Statement of Operations and Consolidated Condensed Statement Of Changes In Stockholders Equity (Deficit).

NOTE 17 - SUBSEQUENT EVENTS

The Company has evaluated transactions, events and circumstances for consideration of recognition or disclosure through November 13, 2009, the date these interim financial statements were available for issue, and has reflected or disclosed those items within the condensed consolidated financial statements as deemed appropriate.

Effective October 16, 2009, the Company's wholly owned subsidiary ESW America, Inc. entered into a lease renewal agreement with Nappen & Associates for the leasehold property at Pennsylvania which houses the Company's research and development facilities. There were no modifications to the original economic terms of the lease under the lease renewal agreement. Under the terms of the lease renewal, the lease term will now expire February 28, 2013.


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

Through the year ended 2008 and the first half of 2009, ESW incurred significant research and development costs. This investment in ESW's products was necessary for ESW to comply with new regulations which came into force starting January of 2009. The products that ESW has developed cover the following primary technology levels established by CARB:


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

On May 04, 2009, ESW announced that it's wholly owned subsidiary ESW Canada Inc. has received notification from CARB that the Company's Therma Cat(TM) Active Level III Plus Diesel Particulate Filter has been approved for off-road applications. ESW's Therma Cat(TM) has been verified as a Level III device for use in a wide variety of medium/heavy-duty diesel off-road engines powering both tracked and rubber tired equipment. The Therma Cat(TM), as verified, proved capable of reducing diesel Particulate Matter (PM), Carbon Monoxide (CO) and Hydro Carbon (HC) in excess of 85%. The Therma Cat(TM) has also met the nationwide stringent nitrogen dioxide (NO2) limitations. This new NO2 limit, which came into effect on January 1, 2009, requires that all verified diesel retrofits sold and installed in North America must not increase NO2 emissions by more than 20%.

On June 1, 2009, ESW announced that its wholly owned subsidiary ESW Canada Inc. has received notification from First Student Transportation Services that the Company's Therma Cat(TM) Active Level III Plus catalyst system installed on one of it's buses has passed the first inspection for usage on school buses carrying children on California roads, the inspection was conducted by that the California Highway Patrol (CHP). In January of 2009 ESW's Therma Cat(TM) successfully met the applicable Federal Motor Vehicle Safety Standards 301 (FMVSS301) crash test for school buses at a recognized third party testing facility in Wisconsin. At the conclusion of the test, although the bus was deemed a total loss, the Therma Cat(TM) passed the crash protocol with a zero failure rate. In a separate test procedure at the same facility, the Therma Cat(TM) Active Level III Plus catalyst system and school bus installation kit were tested on a 1000 hour 100,000 mile vibration and shock durability simulation machine. Again, the system passed the test protocol with zero failure to the system or installation components.

On August 10, 2009, ESW announced that its wholly owned subsidiary ESW Canada Inc. has received notification from the California Air Resources Board (CARB) that the Company's Therma Cat(TM) Active Level III Diesel Particulate Filter has been approved for On-road applications for 1993 through 2006 model year On-Road vehicle applications powered by 5 to 10 liter diesel engines. The Therma Cat(TM), as verified, proved capable of reducing diesel Particulate Matter (PM), Carbon Monoxide (CO) and Hydro Carbon (HC) in excess of 85% while meeting the nationwide stringent nitrogen dioxide (NO2) limitations. This new NO2 limit, which came into effect on January 1, 2009, requires that all verified diesel emission retrofit technologies sold and installed in North America must not increase NO2 emissions by more than 20%.

On September 29, 2009, ESW's wholly owned subsidiary ESW Canada Inc. received notification from CARB that its proprietary Therma Cat(TM) Active Level III Plus diesel engine emission reduction technology has been extended to include up to 350 horsepower (hp), 15.2 liter off-road diesel engines as per Executive Order
(EO) DE-09-010-01. With the CARB extended EO, the Therma Cat(TM) System now covers off-road diesel engines model years 1996 to 2009 between 175 to 350 hp and 5 to 15.2 Liter displacement, excluding those that are equipped with exhaust gas recirculation systems. The EO permits the Therma Cat(TM) to be applied to over 1100 engine families encompassing in excess of 3000 individual engines.

ESW to date has shipped 62 Therma Cat(TM) Active Level III Plus Diesel Particulate Filter Systems. Of the total 62 systems sold, 30 Systems were sold in the third quarter of 2009 through the company's dealership network in the states of California, New York, Texas and Maryland. Installed applications include on-highway cement mixers, dump trucks, port equipment and off-road excavators and loaders. Through the first half of 2009, ESW has actively pursued the Therma Cat(TM) Active Level III Plus Diesel Particulate Filter On Road and Off road verifications, ESW believes that the verifications achieved in 2009 cover a significant portion of the market and give ESW the competitive advantage to be the technology of first choice in retrofit and OEM applications. The Therma Cat(TM) On- and Off-Road products are anticipated to account for a significant portion of ESW's future revenues. Based on feedback received from our customers and distribution network, the Level I and Level II product certification / verification program has been delayed considering more states are adopting California emission standards which are more stringent and in line with the Level III requirements. ESW intends to complete the Level I and Level II product certification / verification program submissions; the delay in the timeline is due to the delays caused in obtaining the on road verification for the Therma Cat(TM) Active Level III Plus catalyst system and the expansion in the demographic of vehicles covered under the new product verifications. ESW believes that such adjustments to its business plan are necessary to meet market and customers expectations.

ESW continues to purse regulatory approval of its Level I, Level II, locomotive and marine products. The regulatory approval process with EPA and CARB is complex and requires a lengthy process of durability testing which must precede final certification/verification of ESW's products. ESW does not control the timeliness of the certification/verification process; however, ESW has taken steps to ensure the efficacy of ESW's contribution to the certification/verification process.

LOCOMOTIVE AND MARINE INITIATIVES:

In 2005 ESW launched a product compatible with two stroke diesel engines called Xtrm Cat(TM) it is a heavy duty oxidation catalytic converter used to reduce particulate matter. It is designed for large two stroke diesel engines typically found in the locomotive or marine industries. It is also designed to reduce hydrocarbons, carbon monoxide and unpleasant odours.

In October of 2008, the Xtrm Cat(TM), achieved the status of an `Emerging Technology' from the EPA. ESW worked closely with EPA to establish the test plan for this new technology, providing data from Southwest Research Institute (SwRI) to support the claim that ESW's product was capable of reducing 25% or greater Particulate Matter (PM). This achievement was demonstrated with the Xtrm Cat(TM) DOC installed as a post turbo catalyst/muffler application on the Elector-Motive Diesel test engine and required no other engine modifications. Since then, ESW has been diligently pursuing the EPA verification/certification of the technology as per the initial listing requirement.

On April 07, 2009 ESW announced that the company has been awarded a $731,000 Grant for Environmental Protection Agency (EPA) Verification of its XTRM Cat(TM) Marine / Locomotive Catalyst. This new grant is intended to support ESW in the final testing of the XTRM Cat(TM) technology in real-world applications along with providing a platform for EPA verification. In March of 2009 the EPA finalized more stringent emissions standards for locomotives and marine compression-ignition engines opening the door for this newly regulated market. The grant is made possible by the New Technology Research and Development (NTRD) Program. The NTRD Program is funded by the State of Texas through the Texas Commission on Environmental Quality (TCEQ). NTRD grants are designed to expedite the commercialization of new and innovative emission reduction technologies that will improve the air quality of Texas. ESW has been awarded the grant in part due to the significant progress and success that was achieved with the XTRM Cat(TM) on Electro-Motive Diesel 2-stroke diesel engines in 2007 during which it was previously awarded a $250,000 TCEQ grant. As per the terms of the grant the project has a total budget of $731,000, TECQ also has the discretion to increase the amount of funds available under the budget. Of the total budget 19% is attributed to ESW's cost share and the balance $591,000 will be reimbursed by TECQ.

In October of 2009 The `Emerging Technology' listing extension was granted by the EPA after a comprehensive investigation of the progress ESW had achieved with the Xtrm Cat(TM) towards the final verification/certification over the past year on Electro-Motive Diesel 2 Stroke marine/locomotive engines. ESW is currently working closely with various stakeholders; both marine and locomotive based to generate the final necessary field data required for completing the stated goal for this new technology.

On June 10, 2009 ESW announced that the Company's wholly owned subsidiary ESW Canada Inc. (ESWC) has received sales orders amounting to $266,000 for five Xtrm Cat(TM) Locomotive Diesel Oxidation Catalysts from Advanced Global Engineering in Atlantic Beach, Florida and West Coast Express (TransLink) in Vancouver, British Columbia, Canada. As of September 2009 ESW has a customer deposit of $538,793 towards delivery of the Xtrm Cat(TM) towards a $1.5 Million contract. ESW believes that the Xtrm Cat(TM) product has a significant potential in the locomotive and marine emissions retrofit sector.

The field of emission control is very complex and requires a variety of different technologies to be employed. ESW has and continues to develop additional products that meet the needs of its customers and industry standards. ESW has partnered with several strategic alliances assuring immediate access to leading edge technologies. ESW has also expensed significant resources in developing an active dealer and support distribution network for several key markets, currently ESW has dealers in Georgia, Florida, Ohio, North Carolina, Pennsylvania, New York, New Jersey, Connecticut, Washington, Colorado, Texas, Illinois, Delaware and Maryland .

ESW's manufacturing production facility located in Concord Ontario Canada is adequately capitalised to support delivery of its verified products and the rail and marine products. Minor capital additions and production tooling changes to meet customer demands are an ongoing expense. ESW's Tech Center based in Montgomeryville Pennsylvania houses all of ESW's emission testing laboratories and testing capabilities. The facilities include several testing systems, including engine and vehicle chassis test cells. These cells are used for certification and verification for engines ranging from 0.5 to in excess of 600 horse power. This facility also manufactures and provides the catalytic and chemical wash coat solutions for the Concord Ontario Canada plant. Effective October 16, 2009, ESW America, Inc. entered into a lease renewal agreement. There were no modifications to the original economic terms of the lease under the lease renewal agreement. Under the terms of the lease renewal, the lease term will now expire February 28, 2013.

Both ESW's facilities are in full compliance with ISO 9001:2000. ESW currently holds a full registration certificate effective until March 2010 for ESW America and January 2010 for ESW Canada.

As ESW has a substantial amount of indebtedness, its ability to generate cash, both to fund operations and service debt, is also a significant area of focus for the Company. See "Liquidity and Capital Resources" below for further discussion of cash flows.

COMPARISON OF THREE MONTH PERIOD ENDED SEPTEMBER 30, 2009 TO THREE MONTH PERIOD ENDED SEPTEMBER 30, 2009

RESULTS OF OPERATIONS

The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the MD&A included in ESW's Annual Report on Forms 10-K, for the year ended December 31, 2008.

Revenues for the three month period ended September 30, 2009 increased by $3,209 or 0.7 percent, to $448,984 from $445,775 for the three month period ended September 30, 2008. Sales remained at lower levels in first two months of the current three month period as the company focused its efforts on obtaining verification for its Level III diesel catalyst on road product and extension of existing verifications. The revenue is consistent over the prior year period and is related to sales of ESW's newly verified product that meet new regulations and the locomotive product.

Cost of sales as a percentage of revenues for the three month period ended September 30, 2009 was 71.6 percent compared to 71.7 percent for the three month period ended September 30, 2008. The gross profit for the three month period ended September 30, 2009 was 28.4 percent as compared to a gross margin of 28.3 percent for the three month period ended September 30, 2008. The consistency was mainly due to the efforts by ESW in the current period to streamline its product installation capabilities for its new line of products.

Marketing, office and general expenses for the three month period ended September 30, 2009 increased by $2,793, or 0.3 percent, to $839,291 from $836,498 for the three month period ended September 30, 2008. The expenses are consistent with the prior year period.

Research and development expenses for the three month period ended September 30, 2009 decreased by $73,922, or 36.8 percent, to $127,001 from $200,923 for the three month period ended September 30, 2008. ESW continues to aggressively pursue the verification of its Level I, Level II, locomotive and marine products, the decrease in the cost of research and development is marginally due to the product development cycle being completed, ESW has received verification for its Therma Cat(TM) Active Level III Plus Diesel Particulate Filter on- and off-road products and also an expansion on the engine family size for the Therma Cat(TM) Active Level III Plus Diesel Particulate Filter off road product.

Officer's compensation and director's fees for the three month period ended September 30, 2009 increased by $23,068 or 15.6 percent, to $171,234 from $148,166 for the three month period ended September 30, 2008. The increase in fees is mainly due to change in status of a director who was previously an inside director in the prior year period to a outside director as of January 2009, a wage increase for an officer of the company effected January 2009 and the effect of exchange rate differences on Canadian Dollar contracts for officers of the company.

Consulting and professional fees for the three month period ended September 30, 2009 increased by $21,206 or 122.9 percent, to $38,459 from $17,253 for the three month period ended September 30, 2008. The increase is mainly attributed to an increase in audit fees and fees related to SOX 404 consulting.

Foreign exchange loss for the three month period ended September 30, 2009 was $5,778 as compared to a gain of $7,926 for the three month period ended September 30, 2008. This is a result of the fluctuation in the exchange rate of the Canadian Dollar to the United States Dollar.

Depreciation and amortization expense for the three month period ended September 30, 2009 increased by $23,561, or 8.3 percent to $306,794 from $283,233 for the three month period ended September 30, 2008.

Interest expense on long-term debt was $215,518 for the three month period ended September 30, 2009 as compared to $ nil for the three month period ended September 30, 2008. Amortization of deferred costs amounted to $4,977 and Long Term Debt Accretion amounted to $7,080 for the three month period ended September 30, 2009 as compared to $ nil for the three month period ended September 30, 2008

On August 28, 2009, the Company completed a transaction whereby it issued $1.6 million of 9% convertible debentures (the " 2009 Debentures") to six accredited investors. On November 3, 2008, the Company completed a transaction whereby it issued $6.0 million of 9% convertible debentures (the "Debentures") to six accredited investors. See "NOTE 10 - CONVERTIBLE DEBENTURES" for complete details. At the time the 2008 Debentures were issued, the company recorded a deferred cost asset of $59,738 for legal fees paid in relation to the issuance of the November 2008 Convertible Debentures. The deferred costs will be amortized over the term of the November 2008 Convertible Debenture. At the time the 2009 Debentures were issued, the Company recorded a debt discount for a beneficial conversion feature in the amount of $256,000. The debt discount is the aggregate intrinsic value calculated as the difference between the market price of the Company's share of stock on August 28, 2009 and the conversion price of the 2009 Debentures. The debt discount is being accreted over the three
(3) year life of the debentures using the effective yield method. The effective yield on the debentures is 15.52%.

Interest expense on the notes payable to related party was $nil for the three month period ended September 30, 2009 as compared to $101,774 for the three month period ended September 30, 2008. In November 2008, the Company settled all previously issued promissory notes through a partial repayment of principal and the balance of principal and interest was converted into a subscription of $3,000,000 of Debentures under the November 3, 2008 offering.

COMPARISON OF NINE MONTH PERIOD ENDED SEPTEMBER 30, 2009 TO NINE MONTH PERIOD ENDED SEPTEMBER 30, 2009

RESULTS OF OPERATIONS

The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the MD&A included in ESW's Annual Report on Forms 10-K, and amendments thereto for the year ended December 31, 2008.

Revenues for the nine month period ended September 30, 2009 increased by $319,409 or 54.7 percent, to $903,670 from $584,261 for the nine month period ended September 30, 2008. The increase in revenue is mainly related to sales of ESW's newly verified Level III products that meet new regulations and are seeing an increase in customer acceptance.

Cost of sales as a percentage of revenues for the nine month period ended September 30, 2009 was 62.3 percent compared to 72.6 percent for the nine month period ended September 30, 2008. The gross profit for the nine month period ended September 30, 2009 was 37.7 percent as compared to a gross margin of 27.4 percent for the nine month period ended September 30, 2008. The improvements in the gross margin are mainly due to the efforts by ESW to streamline its product installation capabilities, helped marginally by higher volume orders.

Marketing, office and general expenses for the nine month period ended September 30, 2009 decreased by $355,544, or 12.5 percent, to $2,496,647 from $2,852,191 for the nine month period ended September 30, 2008. The decrease is primarily due to a decrease in Facility of $65,018 as a result of higher sales volumes and higher overhead costs attributed to sales. Administration salaries and wages were lower by $412,803 and plant related expenses were lower by $58,967 as support for ESW's research and development programs declined and a consulting agreement in the prior year was terminated. Investor relations expense was lower by $8,922.These decreases were offset by an increase in sales and marketing salaries and wages and selling expenses by $181,831 increased focus on business development and product marketing efforts, the company has also set up a customer service department. General and administration costs increased marginally by $8,335 as the Company incurred recruitment expenses for high skill air testing technicians.

Research and development expenses for the nine month period ended September 30, 2009 decreased by $270,960, or 25.9 percent, to $773,255 from $1,044,215 for the nine month period ended September 30, 2008. ESW continues to aggressively pursue the verification of its Level I, Level II, locomotive and marine products, the decrease in the cost of research and development is marginally due to the product development cycle being completed, ESW has received verification for its ThermaCat(TM) Active Level III Plus Diesel Particulate Filter on and off road products and also an expansion on the engine family size for the ThermaCat(TM) Active Level III Plus Diesel Particulate Filter off road product.

Officer's compensation and director's fees for the nine month period ended September 30, 2009 increased by $59,147 or 13.3 percent, to $503,625 from $444,478 for the nine month period ended June 30, 2008. The increase in fees is mainly due to change in status of a director who was previously an inside director in the prior year nine month period to a outside director as of January 2009, a wage increase for an officer of the company effected January 2009 and the effect of exchange rate differences on Canadian Dollar contracts for officers of the company.

Consulting and professional fees for the nine month period ended September 30, 2009 decreased by $6,635 or 6.2 percent, to $100,591 from $107,226 for the nine month period ended September 30, 2008.

Foreign exchange gain for the nine month period ended September 30, 2009 was $17,687 as compared to a gain of $65,372 for the nine month period ended September 30, 2008. This is a result of the fluctuation in the exchange rate of the Canadian Dollar to the United States Dollar.

Depreciation and amortization expense for the nine month period ended September 30, 2009 increased by $1,082, or 0.1 percent to $854,435 from $853,353 for the nine month period ended September 30, 2008.

Interest expense on long-term debt was $620,518 for the nine month period ended September 30, 2009 as compared to $ nil for the nine month period ended September 30, 2008. Amortization of deferred costs amounted to $14,934 and Long Term Debt Accretion amounted to $7,080 for the nine month period ended September 30, 2009 as compared to $ nil for the nine month period ended September 30, 2008

On August 28, 2009, the Company completed a transaction whereby it issued $1.6 million of 9% convertible debentures (the " 2009 Debentures") to six accredited investors. On November 3, 2008, the Company completed a transaction whereby it issued $6.0 million of 9% convertible debentures (the "Debentures") to six accredited investors. See "NOTE 10 - CONVERTIBLE DEBENTURES" for complete details. At the time the 2008 Debentures were issued, the company recorded a deferred cost asset of $59,738 for legal fees paid in relation to the issuance of the November 2008 Convertible Debentures. The deferred costs will be amortized over the term of the November 2008 Convertible Debenture. At the time the 2009 Debentures were issued, the Company recorded a debt discount for a beneficial conversion feature in the amount of $256,000. The debt discount is the aggregate intrinsic value calculated as the difference between the market price of the Company's share of stock on August 28, 2009 and the conversion price of the 2009 Debentures. The debt discount is being accreted over the three
(3) year life of the debentures using the effective yield method. The effective yield on the debentures is 15.52%.

Interest expense on the notes payable to related party was $nil for the nine month period ended September 30, 2009 as compared to $263,764 for the nine month period ended September 30, 2008. In November 2008, the Company settled all previously issued promissory notes through a partial repayment of principal and the balance of principal and interest was converted into a subscription of $3,000,000 of Debentures under the November 3, 2008 offering.

LIQUIDITY AND CAPITAL RESOURCES

ESW's principal sources of operating capital have been the proceeds from its various financing transactions; during the nine month period ended September 30, 2009, the Company used $3,680,113 of cash to sustain operating activities as its sales were low. As of September 30, 2009 and 2008, the Company had cash and cash equivalents of $878,656 and $22,127 respectively.

Net Cash used in operating activities for the nine month period ended September 30, 2009 amounted to $3,680,113. This amount was attributable to the net loss of $5,012,211, plus non cash expenses such as depreciation, amortization, interest on long term debt and others of $1,573,567, and a decrease in net operating assets and liabilities of $241,469. Net Cash used in operating activities for the nine month period ended September 30, 2008 amounted to $3,729,647. This amount was attributable to the loss of 5,319,260, plus non cash expenses such as depreciation, amortization, and others of $1,299,026, and an increase in net operating assets and liabilities of $290,587.

Net Cash used in investing activities was $139,736 for the nine month period ended September 30, 2009 as compared to $404,131 for the nine month period ended September 30, 2008. The capital expenditures during the nine month period ended September 30, 2009 were primarily dedicated to production tooling required for ESW's new product lines.

Net cash provided by financing activities totalled $2,459,499 for the nine month period ended September 30, 2009 as compared to $1,372,819 provided by financing activities for the nine month period ended September 30, 2008. In the current period $425,000 was provided through the exercise of option, $443,048 was obtained under ESW`s bank loan ($623,318 net of repayment of $180,270), $1,600,000 through the issuance of convertible debentures, and $8,549 repaid under capital lease obligation.

In 2007, ESW's subsidiary, ESW Canada entered into a $2.5 Million revolving credit facility with Royal Bank of Canada ("RBC"), to finance orders on hand. Effective September 2, 2008, ESW Canada completed its negotiations with Royal Bank of Canada and entered into an amendment to the secured commercial loan agreement. The amended agreement extended the term of the Agreement from June 30, 2008 through June 30, 2009. In addition to extending the term of the Agreement, certain financial covenants were also amended. The amended arrangement provided for a revolving facility available by way of a series of term loans of up to $750,000 to finance future production orders. Effective August 21, 2009, the term of the secured commercial loan agreement with RBC was extended through to April 30, 2010. The Credit Facility is guaranteed by the Company and its subsidiary ESW Canada through the pledge of their assets to RBC. The facility has been guaranteed to the bank under Export Development Canada ("EDC") pre-shipment financing program. Borrowings under the revolving credit agreement bear interest at 1.5% above the bank's prime rate of interest. Repayments of any loans are required no later than one year from the date of the advancement of that loan. Obligations under the revolving credit agreement are collateralized by a first-priority lien on the assets of the Company and its subsidiary ESW Canada, Inc. including, accounts receivable, inventory, equipment and other tangible and intangible property, including the capital stock of all direct subsidiaries.

As at September 30, 2009 $571,839 is outstanding and due to RBC under the Credit Facility. As of December 31, 2008, $77,168 was outstanding and due to RBC under the Credit Facility.

On August 28, 2009, the Company completed a transaction whereby it issued $1.6 million of 9% convertible debentures (the " 2009 Debentures") to six accredited investors. Of the $1.6 million received by the Company, $500,000 was received from a director of the Company through the exchange of a $300,000 unsecured 9% subordinated demand short term loan previously provided to the Company on August 11, 2009 and an additional $200,000 investment made by the director in the offering. The 2009 Debentures are for a term of three (3) years and are convertible into shares of the Company's common stock at the option of the holder by dividing the principal amount of the 2009 Debenture to be converted by $0.50. The 2009 Debentures earn interest at a rate of 9% per annum payable in cash or in shares of the Company's common stock at the option of the holder. If the Holder elects to receive interest in shares of common stock, the number of shares of common stock to be issued for interest shall be determined by dividing accrued interest by $0.50. Subject to the holder's right to convert, the Company has the right to redeem the 2009 Debentures at a price equal to one hundred and ten percent (110%) multiplied by the then outstanding principal amount plus unpaid interest to the date of redemption. Upon maturity, the debenture and interest is payable in cash or common stock at the option of the Holder. The 2009 Debentures contain customary price adjustment protections.

On November 3, 2008, ESW issued $6.0 million of convertible debentures (the "Debentures") to six accredited investors under Rule 506 of Regulation D. The Debentures are for a term of three years and are convertible into shares of the Company's common stock at the option of the holder at any time six (6) months after the date of issuance of the Debenture by dividing the principal amount of the Debentures to be converted by $0.25. ESW used $2.2 Million of the November 2009 debt to pay down a previously issued promissory note as well as settling all the other notes previously issued by the Company through additional $3.0 Million issuance of convertible Debentures.

Currently ESW has $10,309,596 million of Convertible debt at September 30, 2009 net of deferred costs of $41,484 and debt discount of $248,920. (See Debt structure for further details.)

Based on ESW's current operating plan, management believes that at September 30, 2009 cash balances, anticipated cash flows from operating activities, and, the appropriate borrowings from other available financing sources, such as the issuance of debt or equity securities will be sufficient to meet our working capital needs on a short-term basis. Overall, capital adequacy is monitored on an ongoing basis by our management and reviewed quarterly by the Board of Directors.

The industry that ESW operates in is capital intensive and there is a timing issue bringing product to market which is considered normal for this industry. ESW continues to invest in research and development to prove up its technologies and bring them to the point where its customers have a high confidence level allowing them to place larger orders. The length of time a customer needs to build confidence in ESW's technologies cannot be predetermined and as a result, ESW has sustained operating losses as a result of not generating sufficient sales to generate a profit from operations. There is no assurance that the Company will be successful in achieving sufficient cash flow from its current operations. This indicates a working capital deficiency and a potential concern about the Company's ability to continue to operate as going concern, ESW's management believes that the revenues will increase based on ESW`s recently achieved product verifications.

During the nine months of 2009 and the fiscal year 2008 ESW did not produce sufficient cash from operations to support its expenditures; the August 28, 2009 $1.6 million offering of convertible debentures; the November 3, 2008 $6.0 million offering of convertible debentures along with continued borrowing on ESW's credit facility and the exercise of outstanding derivatives afforded ESW the opportunity to support its operations and to execute its business plan. ESW's principal use of liquidity will be to finance any further capital expenditures or tooling needed for production, to provide working capital availability and to pay previously issued debt. ESW does not anticipate having any major capital expenditures in 2009 related to the general operation of its business, however should the need arise for further tooling or equipment as a result of specific orders or the introduction of new product lines, ESW would evaluate the need and make provisions as necessary. ESW does not expect that total capital expenditures for 2009 will amount to more than $300,000.

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

ESW expects an increase in consulting and audit fees related to the impact of our Sarbanes-Oxley internal control certification efforts, with which the company is required to be in compliance by June 15, 2010.

ESW has 700,000 Class A special shares recorded at $453,900 (based on the historical exchange rate at the time of issuance.), authorized, issued, and outstanding. The Class A special shares are issued by ESW's wholly-owned subsidiary BBL Technologies, Inc. ("BBL") without par value, and are redeemable on demand by the Holder of the shares which is a private Ontario Corporation at $700,000 Canadian (which translates to $653,778 at September 30, 2009). As the Class A special shares are issued by ESW's wholly-owned subsidiary BBL, the maximum value upon which ESW is liable is the net book value of BBL. At September 30, 2009 BBL had an accumulated deficit and therefore would be unable to redeem the Class A special shares at their ascribed value.

DEBT STRUCTURE

On August 28, 2009, the Company completed a transaction whereby it issued $1.6 million of 9% convertible debentures (the " 2009 Debentures") to six accredited investors. Of the $1.6 million received by the Company, $500,000 was received from a director of the Company through the exchange of a $300,000 unsecured 9% subordinated demand short term loan previously provided to the Company on August 11, 2009 and an additional $200,000 investment made by the director in the offering. The 2009 Debentures are for a term of three (3) years and are convertible into shares of the Company's common stock at the option of the holder by dividing the principal amount of the 2009 Debenture to be converted by $0.50. The 2009 Debentures earn interest at a rate of 9% per annum payable in cash or in shares of the Company's common stock at the option of the holder. If the Holder elects to receive interest in shares of common stock, the number of shares of common stock to be issued for interest shall be determined by dividing accrued interest by $0.50. Subject to the holder's right to convert, the Company has the right to redeem the 2009 Debentures at a price equal to one hundred and ten percent (110%) multiplied by the then outstanding principal amount plus unpaid interest to the date of redemption. Upon maturity, the debenture and interest is payable in cash or common stock at the option of the Holder. The 2009 Debentures contain customary price adjustment protections. (See Note 10:
Convertible Debt for further details)

On November 3, 2008, the Company completed a transaction whereby it issued $6.0 million of 9% convertible debentures to six accredited investors. The Debentures are for a term of three years and are convertible into shares of the Company's common stock at the option of the holder at any time six (6) months after the date of issuance of the Debenture by dividing the principal amount of the Debenture to be converted by $0.25. The Debentures earn interest at a rate of 9% per annum payable in cash or in shares of the Company's common stock at the option of the holder. If the Holder elects to receive interest in shares of common stock, the number of shares of common stock to be issued for interest shall be determined by dividing accrued interest by $0.25. Subject to the holder's right to convert, the Company has the right to redeem the Debentures at a price equal to one hundred and ten percent (110%) multiplied by the then outstanding principal amount plus unpaid interest to the date of redemption. Upon maturity, the debenture and interest is payable in cash or common stock at the option of the Holder. The Debentures contain customary price adjustment protections. (See Note 10: Convertible Debt for further details)

From the proceeds of the November 2008 offering, the Company elected to repay $2.2 million, the principal portion only, of a previously issued Consolidated Note to a company controlled by a trust to which a director and shareholder of the Company is the beneficiary. The debt holder has agreed to have the remaining amount of $433,923, due under the note, to be applied to a subscription to a Debenture under the November 3, 2008 offering. Concurrently, the Company has agreed to repay a Consolidated Subordinate Note that it had previously issued to debt holder who is a director and shareholder of the Company in the principal amount of $1.02 million. The debt holder has agreed to have the full amount of principal and accumulated interest, in the amount of $1,158,024 due under the note, applied to a subscription of a Debenture under the offering. Additionally the Company's $1.5 million credit facility also provided by the same debt holder, on which the Company had drawn down the sum of $1,103,000 as of November 3, 2008, was also satisfied by way of issuance of Debentures under the November 3, 2008 offering. With the agreement to settle all the notes previously issued by the Debt holder is subscribing to an aggregate of $2,566,077 of Debentures under the offering.

As at September 30, 2009, Convertible Debentures amounted to $10,309,596 net of deferred costs of $41,484 and debt discount of $248,919, with corresponding accrued interest of $746,272. As at December 31, 2008, the Convertible Debenture amounted to $8,943,581 net of deferred costs of $56,419, with corresponding accrued interest of $125,753.

In 2007, ESW's subsidiary, ESW Canada entered into a $2.5 Million revolving credit facility with Royal Bank of Canada ("RBC"), to finance orders on hand. Effective September 2, 2008, ESW completed its negotiations with Royal Bank of Canada and entered into an amendment to the secured commercial loan agreement. The amended agreement extended the term of the Agreement from June 30, 2008 through June 30, 2009. In addition to extending the term of the Agreement, certain financial covenants were also amended. The amended arrangement provided for a revolving facility available by way of a series of term loans of up to $750,000 to finance future production orders. Effective August 21, 2009, the term of the secured commercial loan agreement with RBC was extended through to April 30, 2010. The Credit Facility is guaranteed by the Company and its subsidiary ESW Canada through the pledge of their assets to RBC. The facility has been guaranteed to the bank under Export Development Canada ("EDC") pre-shipment financing program. Borrowings under the revolving credit agreement bear interest at 1.5% above the bank's prime rate of interest. Repayments of any loans are required no later than one year from the date of the advancement of that loan. Obligations under the revolving credit agreement are collateralized by a first-priority lien on the assets of the Company and its subsidiary ESW Canada, Inc. including, accounts receivable, inventory, equipment and other tangible and intangible property, including the capital stock of all direct subsidiaries.

As at September 30, 2009, $571,839 is outstanding and due to RBC under the Credit Facility. As of December 31, 2008, $ 77,168 was outstanding and due to RBC under the Credit Facility.

The amount of availability of the loan at any time is dependent upon various factors, including, the amount of open export orders on hand, and the amount of eligible receivables. The terms relating to the credit agreement specifically note that at the time of any borrowing under the credit agreement, the Company's subsidiary ESW Canada Inc. maintain a tangible net worth of at least $1.1 million. The credit agreement contains, among other things, covenants, representations and warranties and events of default customary for a facility of this type for both the Company and its subsidiary ESW Canada Inc. Such covenants include certain restrictions on the incurrence of additional indebtedness, liens, acquisitions and other investments, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other repurchases in respect of capital stock, voluntary prepayments of certain other indebtedness, capital expenditures and transactions with affiliates, subject to certain exceptions. Under certain conditions amounts outstanding under the credit agreements may be accelerated. Such events include failure to pay any principal, interest or other amounts when due, failure to comply with covenants, breach of representations or warranties in any material respect, non-payment or acceleration of other material debt, entry of material judgments not covered by insurance, or a change of control of the Company.

ESW's ability to service our indebtedness in cash will depend on its future performance, which will be affected by prevailing economic conditions, financial, business, regulatory and other factors. Certain of these factors are beyond ESW's control. ESW believes that, based upon its current business plan, it will be able to meet its debt service obligations when due. Significant assumptions underlie this belief, including, among other things, that ESW will be successful in implementing its business strategy, that some of ESW's new products that have received verification from the appropriate regulatory authorities will obtain customer and market acceptance, and that there will be no material adverse developments in ESW's business, liquidity or capital requirements. If ESW cannot generate sufficient cash flow from operations to service its indebtedness and to meet other obligations and commitments, ESW might be required to refinance its debt or to dispose off assets to obtain funds for such purpose. There is no assurance that refinancing or asset dispositions or raising funds from sales of equity or otherwise could be effected on a timely basis or on satisfactory terms, ESW's ability to pay principal and interest on its debt would be impaired. In such circumstance, ESW would have to issue shares of its common stock as repayment of this debt, which would be of a dilutive nature to ESW's present shareholders.

CONTRACTUAL OBLIGATIONS

LEASES

Effective November 24, 2004, the Company's wholly owned subsidiary ESW America, Inc. entered into a lease agreement. The leasehold space houses the Company's research and development facilities. The lease commenced on January 15, 2005 and expires January 31, 2010. Under the terms of the lease agreement the Company has the option to extend the lease for an additional period of five years.

Effective December 20, 2004, the Company's wholly owned subsidiary ESW Canada, Inc. entered into an offer to Lease agreement. The leasehold space houses the Company's executive offices and a high volume manufacturing plant. The possession of the leasehold space took place on May 24, 2005 and the term of the lease will run for a period of five (5) years from the commencement date of July 15, 2005.

Effective October 16, 2009, the company entered into a lease renewal agreement see NOTE 17 - SUBSEQUENT EVENTS for further details.

The following breakdown is the total, of the minimum annual lease payments, for both leases.

                       YEAR                   $
                       2009              $118,795
                       2010              $328,084
                       2011              $180,990
                       2012              $180,990
                       2013              $ 30,165

CAPITAL LEASE OBLIGATION

The Company is committed to the following lease payments in connection with the acquisition of capital assets under capital leases:

                                         YEAR             $

                                         2009            5,996
                                         2010           14,157
                                         2011            3,094
                                         2012            1,289
                                                       -------
                                         TOTAL         $24,536

             Less imputed interest                      (1,721)
                                                       -------
             Total obligation under capital lease      $22,815

             Less current portion                       (9,934)
                                                       -------
             TOTAL LONG-TERM PORTION                   $12,881
                                                       =======

The Company has incurred $5,599 interest expense on capital leases for the nine month period ended September 30, 2009. For the nine month period ended September 30, 2008 the company had incurred $3,263 interest expense on capital leases.

NEW ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued new guidance on disclosures about derivative instruments and hedging activities. The new guidance expands existing quarterly disclosure requirements about an entity's derivative instruments and hedging activities. The new guidance is effective for fiscal years beginning after November 15, 2008. All derivatives are recorded on the balance sheet as assets or liabilities and measured at fair value. For derivatives designated as hedges of the fair value of assets or liabilities, the changes in fair values of both the derivatives and the hedged items are recorded in current earnings. For derivatives designated as cash flow hedges, the effective portion of the changes in fair value of the derivatives are recorded in Accumulated Other Comprehensive Income (Loss) and subsequently recognized in earnings when the hedged items impact earnings. Cash flows of such derivative financial instruments are classified consistent with the underlying hedged item. The Company currently does not have any derivative financial instruments subject to accounting or disclosure under this standard; therefore, the adoption of this standard does not have a significant effect on the Company's consolidated statement of financial position, results of operations or cash flows.

In May 2008, the FASB issued new guidance on the hierarchy of generally accepted accounting principles. The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles
(GAAP) for nongovernmental entities. This standard became effective November 15, 2008. Adoption of this standard does not have a significant impact on Company's results of operations or financial position.

In June 2008, the FASB issued a new guidance on determining whether instruments granted in share-based payment transactions are participating securities. Securities participating in dividends with common stock according to a formula are participating securities. This guidance determined that unvested shares of restricted stock and stock units with nonforfeitable rights to dividends are participating securities. Participating securities require the "two-class" method to be used to calculate basic earnings per share. This method lowers basic earnings per common share. This guidance takes effect in the first quarter of fiscal years beginning after December 15, 2008 and will be applied retrospectively for all periods presented. It was effective for the Company on January 1, 2009. The adoption of this guidance does not have a significant effect on the Company's consolidated financial statements.

In June 2008, the FASB ratified the consensus reached on determining whether an instrument (or embedded feature) is indexed to an entity's own stock. This consensus clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which would qualify as a scope exception under the standard accounting for derivative instruments and hedging activities. This consensus is effective for financial statements issued for fiscal years beginning after December 15, 2008. It was effective for the Company on January 1, 2009. The adoption of this consensus does not have a significant effect on the company's consolidated financial statements.

 In April 2009, the FASB issued a staff position providing additional guidance on factors to consider in estimating fair value when there has been a significant decrease in market activity for a financial asset. The guidance was effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance does not have a significant effect on the Company's consolidated financial statements.

In April 2009, the FASB issued a staff position which changes the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. The guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance does not have a significant effect on the Company's consolidated financial statements.

In April 2009, the FASB issued a staff position requiring fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. The guidance is effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance does not have a significant effect on the Company's consolidated financial statements.

In May 2009, the FASB issued new guidance on subsequent events. This standard is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. This standard is effective for interim and annual periods ending after June 15, 2009. The adoption of this standard had no significant effect on the Company's financial condition or consolidated results of operations.

In June 2009, the FASB issued a new guidance accounting for transfer of financial assets - an amendment of a previous standard. This standard requires that a transferor recognize and initially measure at fair value all assets obtained (including a transferor's beneficial interest) and liabilities incurred as a result of a transfer of financial assets accounted for as a sale. This standard must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009. The Company is currently assessing the impact, if any, of this standard on our consolidated financial statements.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities. The guidance affects the overall consolidation analysis and requires enhanced disclosures on involvement with variable interest entities. The guidance is effective for fiscal years beginning after November 15, 2009. The Company is currently assessing the impact of the guidance on its consolidated financial position and results of operations.

In June 2009, the FASB issued new guidance on accounting standards codification and the hierarchy of generally accepted accounting principles. The FASB ACCOUNTING STANDARDS CODIFICATION (TM) (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009.

In September 2009, the FASB issued additional guidance on measuring the fair value of liabilities effective for the first reporting period (including interim periods) beginning after issuance. The Company is currently assessing the impact on its consolidated financial position and results of operations.

In September 2009, the FASB issued additional guidance on measuring fair value of certain alternative investments effective for the first reporting period (including interim periods) ending after December 15, 2009. The Company is currently assessing the impact on its consolidated financial position and results of operations.

In October 2009, the FASB issued amendments to the accounting and disclosure for revenue recognition. These amendments, effective for fiscal years beginning on or after June 15, 2010 (early adoption is permitted), modify the criteria for recognizing revenue in multiple element arrangements and the scope of what constitutes a non-software deliverable. The Company is currently assessing the impact on its consolidated financial position and results of operations.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

ESW's significant accounting policies are summarized in Note 2 to the Consolidated Financial Statements included its quarterly reports and its 2008 Annual Report to Shareholders. In preparing the financial statements, we make estimates and assumptions that affect the expected amounts of assets and liabilities and disclosure of contingent assets and liabilities. We apply our accounting policies on a consistent basis. As circumstances change, they are considered in our estimates and judgments, and future changes in circumstances could result in changes in amounts at which assets and liabilities are recorded.

FOREIGN CURRENCY TRANSACTIONS

The results of operations and the financial position of ESW's operations in Canada is principally measured in Canadian currency and translated into U.S. dollars. The future effects of foreign currency fluctuations between U.S. dollars and Canadian dollars will be somewhat mitigated by the fact that certain expenses will be generally incurred in the same currency in which revenues will be generated. The future reported income of ESW's Canadian subsidiary would be higher or lower depending on a weakening or strengthening of the U.S. dollar against the Canadian currency. During the third quarter of 2009, the Company experienced a net gain on foreign exchange due the weakening of the U.S. Dollar against the Canadian dollar.

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

FOREIGN EXCHANGE RISK

ESW's foreign subsidiaries conduct their businesses in local currency pre dominantly the Canadian Dollar. ESW's exposure to foreign currency transaction gains and losses is the result of certain net receivables due from its foreign subsidiaries. ESW's exposure to foreign currency translation gains and losses also arises from the translation of the assets and liabilities of its subsidiaries to U.S. dollars during consolidation. ESW recognized a translation gain of $240,234 for the nine month period ended September 30, 2009 reported in the Consolidated Statements of Changes in Stockholders' Equity (Deficit) primarily as a result of the exchange rates differences between the US dollar against the Canadian Dollar.

ESW's strategy for management of currency risk relies primarily upon conducting its operations in the countries' respective currency and ESW may, from time to time, engage in hedging intended to reduce its exposure to currency fluctuations. At September 30, 2009, ESW had no outstanding forward exchange contracts.

INTEREST RATE RISK

ESW invests in highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase. These investments are fixed rate investments. Investments in fixed rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. However due to the limited amount of investment in such securities and their terms restricted to three months or less, ESW does not expect the impact on these investments to be material. At September 30, 2009, ESW had nil investments.

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

ESW currently has no variable-rate, long-term debt that exposes ESW to interest rate risk. Generally, the fair market value of ESW`s fixed interest rate convertible debentures will increase as interest rates fall and decrease as interest rates rise. As at September 30, 2009, Convertible Debenture amounted to $10,309,596 net of deferred costs of $41,484 and debt discount of $248,920.

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

ITEM 5. OTHER INFORMATION

Effective October 16, 2009, the Issuer's (the "Company") wholly owned subsidiary ESW America, Inc. entered into a lease renewal agreement with Nappen & Associates for approximately 40,220 square feet of leasehold space at 2 Bethlehem Pike Industrial Center, Montgomery Township, Pennsylvania. The leasehold space houses the Company's research and development facilities. There were no modifications to the original economic terms of the lease under the lease renewal agreement. Under the terms of the lease renewal, the lease term will now expire February 28, 2013.

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

DATED: November 13, 2009
Concord, Ontario Canada

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.

                     BY: /S/ DAVID J. JOHNSON
                         --------------------
                         DAVID J. JOHNSON
                         CHIEF EXECUTIVE OFFICER AND PRESIDENT

                         /S/ PRAVEEN NAIR
                         ---------------------
                         PRAVEEN NAIR
                         CHIEF ACCOUNTING OFFICER