Form 10-K
period 2009-12-31
ENVIRONMENTAL SOLUTIONS WORLDWIDE INC
filed 2010-04-06
CIK 1082278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the fiscal year ended - December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $43,094,569 as of March 29, 2010 based upon the closing sale price reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the registrant.

There were 123,588,099 shares of the registrant's Common Stock outstanding as of March 29, 2010.

    INDEX                                                               PAGE NO.

                                     PART I

ITEM 1            Business                                                     4
ITEM 1A           Risk Factors                                                18
ITEM 1B           Unresolved Staff Comments                                   25
ITEM 2            Properties                                                  25
ITEM 3            Legal Proceedings                                           25
ITEM 4            Removed and reserved                                        25

                                     PART II

 ITEM 5           Market for Registrants Common Equity and Related
                  Stockholder Matters and Issuer Purchases of Equity
                  Securities                                                  26
 ITEM 6           Selected Financial Data                                     27
 ITEM 7           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                         29
 ITEM 7A          Quantitative And Qualitative Disclosures About
                  Market Risk                                                 53
 ITEM 8           Financial Statements and Supplemental Data       F-1 thru F-31
 ITEM 9           Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure                         54
 ITEM 9A          Controls and Procedures                                     54
 ITEM 9B          Other Information                                           56

                                    PART III

 ITEM 10          Directors, Executive Officers and Corporate Governance      58
 ITEM 11          Executive Compensation                                      64
 ITEM 12          Security Ownership of Certain Beneficial Owners and
                  Management And Related Stockholder Matters                  69
 ITEM 13          Certain Relationships and Related Transactions and
                  Director Independence                                       75
 ITEM 14          Principal Accountant Fees and Services                      79

                                     PART IV

 ITEM 15          Exhibits and Financial Statement Schedule                   80



                  Signatures                                                  81

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

ITEM 1. BUSINESS

GENERAL

Environmental Solutions Worldwide Inc. ("ESW" or the "Company") is a publicly traded Florida corporation formed in 1987 in the State of Florida as BBC Stock Market, Inc. ("BBC") as a development stage enterprise. BBC subsequently changed its name to Environmental Solutions Worldwide, Inc.

ESW is engaged through its wholly owned subsidiaries in the design, development, manufacturing and sales of environmental technologies and emission testing service. ESW is currently focused on the international medium duty and heavy duty diesel engine market for on-road and off-road vehicles as well as the utility engine, mining, marine, locomotive and military industries. ESW also offers engine and after treatment emissions verification testing and certification services.

ESW's common stock is currently quoted on the OTC Bulletin Board(R) (OTCBB) which is a regulated quotation service that displays real-time quotes, last-sale prices, and volume information in over-the-counter (OTC) equity securities under the symbol (ESWW.OB). ESW's common stock is also quoted on the Frankfurt Stock Exchange (FWB), under the symbol (EOW).

The "ESW Group" trade name is being used in part to identify the Company's potential participation in business opportunities outside its traditional focus of engine emissions controls.

ESW operates through three wholly owned subsidiaries:

     o ESW America Inc. (a Delaware corporation) is ESW's technical, research and development division. ESW America houses ESW's engine emissions testing laboratory and certification services known under the trade name "Air Testing Services(TM) ("ATS") recognized by the Environmental Protection Agency (EPA), California Air Resources Board (CARB) and the Mine Safety and Health Administration (MSHA) as capable of performing engine emissions verification test protocols. ESW America's capabilities include certification and verification of internal combustion and compression engines ranging from 5 to 600 horse power as well as vehicle chassis testing capabilities up to 1000 horse power. ESW America also houses ESW's catalyst coating and development laboratory. ESW America is a fully compliant ISO 9001:2008 certified manufacturing and laboratory testing facility.

     o ESW Canada Inc. (an Ontario corporation) serves as a high volume production and substrate manufacturing facility, as well as houses ESW Group's sales division, managing all sales and marketing globally for ESW's catalytic product lines as well as development and testing services. ESW Canada also houses a manufacturing line for all of ESW's products and is a fully compliant ISO 9001:2008 certified manufacturing facility.

     o ESW Technologies Inc. (a Delaware corporation) holds ESW's intellectual property, and/or rights to the same.

ESW is a developer of diesel emissions technology solutions, advancing emissions reduction technology by commercializing leading edge proprietary catalytic emission conversion, control and support products and technologies. ESW's key technologies and products are detailed below and are believed to be responsive to more stringent global emissions regulations being implemented. Among the key products are ESW's Therma Cat(TM), Xtrm Cat(TM) and Clean Cat(TM) diesel emissions control technologies. ESW also manufactures a line of military technologies including the Stlth Cat(TM) and Scat-IR-Shield(TM) exhaust shielding technology currently employed on US Marine Light Armored Vehicles in Iraq.

Global retrofit opportunities continue to expand as both, countries and locales worldwide attempt to address clean air issues. ESW is intensifying efforts to position its technologies as key, market-proven enablers to reduce diesel emissions from a wide variety of applications and has developed a solid distribution network throughout North America and Asia to aid in the Company's evolution from a research and development mindset to that of commercialization of its intellectual property.

INDUSTRY TRENDS

Emissions regulations for mobile diesel engines in the major markets of North America, Europe and Asia have continued to tighten and are now 40% to 90% lower than previous regulations. Regulations in effect in 2010 in the United States of America and 2009 in Europe and in Asia are expected to reduce the emissions level for new mobile diesel engines from 85% to 99% of the levels mandated in the mid-1980s. While much of the regulatory pressure and resulting action from engine manufacturers has focused on reducing emissions from new engines, there is increasing focus and concern over pollution from existing diesel engines, many of which have 20- to 30-year life cycles. The EPA has estimated that in the U.S. alone there are approximately 11 million diesel powered vehicles which need to be retrofitted over the next ten years. ESW's future performance and growth is directly related to this trend within the global market. In recent years there has been an increasing emphasis on climate change the world over. The global response and efforts by governments around the world is to implement legislation and enforce upon re-sellers and fleet operators of diesel engines to reduce emissions from these engines into the environment.

In U.S., the EPA, CARB and MSHA continue to place great emphasis on compliance with emission reduction standards. The identification of diesel particulate matter "PM" as a toxic air contaminant in 1998 led the CARB to adopt the Risk Reduction Plan to Reduce Particulate Matter Emissions from Diesel-fueled Engines and Vehicles (Plan) in September 2000.

The cost of meeting emission regulations, retrofit and replacement projects in the U.S. is estimated to be approximately $7.0 billion dollars as published in the National Clean Diesel Campaign Fact Sheet (Source EPA's National Clean Diesel Campaign Fact Sheet). CARB estimates retrofits and engine replacements for approximately 420,000 trucks and buses registered in California as well as those transiting California roadways from other states and countries. As of today, sixteen U.S. states have committed to voluntarily adopt California's stricter regulations to control greenhouse gas emissions.

Over the last five years, the EPA has brought forward a number of very successful innovative programs all designed to reduce emissions from diesel fleets. In conjunction with state and local governments, public interest groups and industry partners, the EPA has established a goal of reducing emissions from the over 11 million diesel engines in the existing fleets by 2014. The EPA offers numerous programs in order to provide technical and financial assistance to stakeholders interested in reducing their fleets' emissions effectively and efficiently. The American Recovery and Reinvestment Act of 2009 (Recovery Act) provided $156 million in new funding for National Clean Diesel Funding Assistance Program to support the implementation of verified and certified diesel emission reduction technologies in 2009. The EPA's Regional offices administered competitions to deploy EPA or CARB verified and certified technologies to significantly reduce diesel emissions from existing fleets. This funding will fund projects through to September 2010.

The EPA and CARB programs are accelerating the activities toward creation of active markets for diesel emissions reduction technologies and products in the U.S. These markets include retrofit applications in on- and off-road segments, as well as for stationary power generation and marine and rail applications. Thus, the market for diesel emissions reduction technologies and products is still emerging. We expect growing demand for diesel emissions reduction technologies and products for the diesel engine market, owners of existing fleets of diesel-powered vehicles, and expanding requirements from the off-road, marine and railroad sectors. It is an essential requirement of the U.S. retrofit market that emissions control products and systems are verified under the EPA and/or CARB protocols to qualify for credits within the EPA and/or CARB programs. Funding for these emissions control products and systems is generally limited to those products and technologies that have already been verified. As of the date of this report, ESW has CARB verifications and an EPA Emerging Technology listing which provides an advantage in attracting customers with access to governmental funding for retrofit programs.

BUSINESS STRATEGY

ESW's long term goal is to deliver financial performance to its shareholders by being an industry leader in environmental technologies. With this goal in mind, our results-oriented team is committed to achieving excellence in our product lines and service and is taking the necessary steps to maximize its potential by continuing to accelerate its growth. ESW intends to continue to execute on the following key strategies in order to leverage its strengths, as well as to position itself for long-term growth and success:

o Continue to develop and enhance the North American distribution network while developing the Asian and European markets in order to have products continually introduced to new markets. ESW will introduce innovative marketing and communications tools for use by distributors in effectively profiling ESW's product line.

o Continue investing in new product and process technologies to strengthen and differentiate its product portfolio and capitalize on the strategic and competitive advantage of ESW America in verifying and/or certifying products with the EPA and CARB. ESW also intends to continue its efforts to develop innovative products to serve its customers better and improve its product mix and profit margins such as developing product that meet California Occupational Health and Safety requirements for visibility.

o Focusing on its core business, ESW intends to continue to strengthen its growth strategy by seeking complimentary partnerships and investments that provide a competitive advantage and growth opportunities for its core businesses.

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

PRINCIPAL PRODUCTS AND THEIR MARKETS:

ESW's woven stainless steel wire mesh catalytic converter substrate forms the basis of ESW's product lines building on the success of the Stlth Cat(TM) and Particulate Reactor(TM). This product can be produced in almost any size and shape. The wire mesh substrate creates a turbulent environment, which increases catalytic activity, and when manufactured for diesel applications, is designed to serve as a partial filter of PM, an important factor in diesel emission control. ESW's manufacturing process and chemical wash coat formula is proprietary.

XTRM CAT(TM) is an innovative proprietary diesel oxidation catalyst designed for Electro Motive Diesel (EMD) turbocharged and roots blown engines and is based on ESW's combat proven Stealth Cat(TM) filter system employed on US Marine Light Armored Vehicles. The outstanding durability and flexible characteristics enable the Xtrm Cat(TM) to perform within the extreme operating conditions of locomotive and marine two stroke diesel engine applications. In October 2008 the XTRM Cat(TM) was listed as an emerging technology on the EPA's Emerging Technology List and in August 2009 was selected for two emerging technology grants for deploying seventeen (17) Xtrm Cat(TM) marine variant units on seven
(7) vessels operating on the Mississippi River and Puget Sound. ESW has also successfully installed Xtrm Cat(TM) rail variants on several locomotives. ESW's emerging technology listing was extended to October 2010 and is currently in the process of being verified / certified with the US EPA or CARB. These kits provide significant reductions of PM, hydro carbons (HC), and carbon monoxide
(CO), which may allow EMD engines to be rebuilt to the new EPA rebuild standards of today and the standards of the future.

THERMA CAT(TM) Active Diesel Particulate Filter is an advanced level III? technology that is designed to provide the end user the flexibility and pre-retrofit usability that existed prior to installing a retrofit device. The problem with previous retrofit technologies is that they either limited the vehicles' use or required driver interaction and limited the vehicles' availability during regular or multi-shift operations. These solutions added additional costs in manpower and vehicle management that added to the retrofit devices initial purchase price. The Therma Cat(TM) was designed to address these issues with the introduction of an exothermic based (flameless technology) that utilizes the vehicles existing fuel supply to supplement and raise the exhaust heat so that the Diesel Particulate Filter can regenerate and continue normal operations. The fuel penalty is typically less than 1% in normal vehicle operations. The system operates in the background, transparent to the vehicle operator and does not impact the vehicles normal operations. ESW took comprehensive steps to ensure the safe operation of the Therma Cat(TM) that included meeting Federal Motor Vehicle Safety Standards 301S for fuel system integrity for School Bus's that included crash testing the school bus to ensure the integrity of the fuel system with the Therma Cat(TM) installed. ESW also completed a 1,000 vibration test that simulated a typical 100,000 mile life cycle on rural roads. In 2009 ESW's Therma Cat(TM) Active Level III? catalyst system received CARB verification for a variety of on and off-road engine applications.

CLEAN CAT(TM) HP Diesel Oxidation Catalyst (DOC) has proven to be effective in achieving moderate reductions in PM emissions, while simultaneously reducing CO and HC. The DOCs are designed to be installed in-line into the existing exhaust systems between the muffler and the turbocharger. The DOC has broad engine coverage on four-stroke diesel engines for on-road and off-road applications with engine horsepower range between 150-600 hp. The Clean Cat(TM) Hp is designed for Low Sulfur Diesel (LSD - < 500 parts per million sulfur) and Ultra Low Sulfur Diesel (ULSD - < 15 parts per million sulfur) fuel, however, is available in variants that are tolerable of higher sulfur content for developing nations and markets in South America and Asia.

CLEAN CAT(TM) XP is a partial flow through filter proven to be effective in achieving significant reductions in particulate matter emissions, while simultaneously reducing CO and HC. The DOCs are designed to be installed as a muffler replacement after the turbocharger. The DOC has broad engine coverage on four-stroke diesel engines for on-road applications with engine horsepower ranges of 150-600 hp and meet EPA Level II emissions requirements The Clean Cat(TM) XP is designed to be maintenance free and does not require ash cleaning and is designed to be taken apart in event of engine malfunction.

PERMISSIBLE CAT(TM) is a current product that helps the mining community meet the new emission targets regulated by MSHA and is currently being used by Bucyrus Inc as part of an engine pack to meet the new MSHA underground coal mining requirements. It is also designed to reduce HC, CO and unpleasant odors while not having an outer skin temperature greater than 300(degree)F.

M CAT(TM) is a market specific catalyst, specially developed for use in the Mining industry and has demonstrated stand alone PM reduction above 40%. It is also designed to reduce hydrocarbons, carbon monoxide and unpleasant odors.

TERRA CAT(TM) is a combination of high temperature fiberglass filter and M Cat(TM) diesel oxidation catalyst (DOC). It is an MSHA approved technology designed for all size off-road combustion and compression engines, yielding 85% or greater PM reduction efficiency. It is also designed to reduce HC, CO and unpleasant odors.

TEMPMAX(TM) is an engine exhaust tube designed to be installed as a direct replacement to the existing OEM factory unit. Current passive emissions control technology is dependent on the engines exhaust temperature to function properly. TempMax(TM) delivers the engines exhaust heat energy with very little temperature loss directly to the after-treatment device, sustaining long term catalyst performance in its application.

STLTH CAT(TM) unit construction incorporates the Company's proprietary catalyzed wire mesh substrate integrated into an advanced sound abatement system. The units were specifically engineered to decrease military vehicles and equipments overall tactical signature by reducing the diesel engines black smoke (soot), eye and throat irritating noxious diesel engine emissions, temperature and sound. The Stlth Cat(TM) is currently employed on US Military vehicles employed in tactical combat situations in Iraq.

SCAT-IR-SHIELD(TM) is an innovative technology, operates in combination with the Company's proprietary STLTH CAT(TM). The complete system is engineered to reduce the overall heat/infrared, sound and exhaust signature of tactical military vehicles and equipment.

AIR TESTING SERVICES (ATS) is ESW America's Emissions Testing Facility ATS is recognized as capable of performing engine emissions verification test protocols by EPA, CARB and MSHA, while providing vehicle and engine manufacturers with a wide range engine and chassis dynamometer-based durability testing. ATS has capabilities for providing testing protocols with a broad range of fuels, including: diesel, gasoline, and alternative fuels. ATS Engine Dynamometer-based Durability Testing protocols can also help develop custom accelerated aging test schedules for emissions control technologies, or support customer-designed tests for component stress. A full range of services is offered including emissions testing, compilation and submission of applications, final issuance of the certifications, production line, and audit testing. ATS offers customers complete testing and validation services including complete project management and verification management.

ESW's objective is the worldwide deployment of technologies to reduce the overall emissions from diesel applications and to continue developing emissions reduction technology. Central to successful emissions reduction is deployment of systems that have undergone certification, verification and registration by regulatory bodies around the world. The industry is substantially driven by Federal and State/Provincial regulations and an analysis of future legislative requirements led ESW to focus on the development of two substantial products, The Therma Cat(TM) Level III Active Diesel Particulate Filter for on- and off-road medium and heavy duty diesel engines and the Xtrm Cat(TM) Diesel Oxidation Catalyst for marine and rail applications. ESW achieved this product development through verifications from CARB with product development and testing conducted at ESW's "Air Testing Services" division.

ESW's target markets include the following six areas regulated in North America by EPA, CARB, and other State and Local standards:

     1. On-road vehicle sector generally comprised of on-road trucks and school buses employed with private and municipal fleets.

     2. Off-road engine/ vehicle sector defined as construction equipment, tractors, power generators, irrigation pumps, stationary power and others.

     3. Marine sector comprising of solutions for workboat applications such as tows, ferries, dredges, tugs, and yachts, to generator sets on blue water vessels.

     4. Rail sector comprising of solutions for line haul and switching, as well as passenger rail locomotive and head end power systems

     5. Mining Industry, including all equipment and vehicles operating in and around a mine.

     6.   Military Sector, including catalyst products and support technologies.


DISTRIBUTION METHODS OF PRODUCTS

ESW has developed and employs a strategy whereby it sells products in three principal methods:

     1. Through a comprehensive network of independent distributors that have established organizations that have an extensive existing client base and are actively servicing the retrofit requirements of existing and new clients.

     2. Through strategic partnerships with organizations that have complementary products that enhance and extend the efficacy of ESW products.

     3. Direct to market utilizing ESW's own sales personnel, local trade magazines and trade shows to complement distribution of its products globally into key markets.

ESW is currently working with key independent distributors in North American and Asian Markets at the government and local levels to develop retrofit catalyst applications and is aggressively moving to expand its European and Asian presence. ESW's sales and marketing staff works closely with design and engineering personnel to prepare the materials used for bidding on new business and to provide a consistent interface between ESW and its key customers.

COMPETITION

Currently there is intense competition among several companies that provide retrofit solutions for diesel powered engines. The number of competitors varies depending on the sector the diesel engine is operating. ESW competes primarily on the basis of technology, performance, price, quality, reliability, distribution, customer service, and support. ESW faces direct competition from companies that market similar products with stronger financial, technological, manufacturing and personnel resources. Other companies offer products that potential customers may consider to be acceptable alternatives to ESW's products and services.

ESW's direct competitors in the North American On-Road, Off-Road, and Mining markets are Engine Control Systems, Donaldson, DCL, Huss and Cleaire.

ESW's Marine and Rail products compete in the engine rebuild sector with low oil consumption kits provided by manufacturers such as EMD and other DOC technology providers such as Miratech.

ESW America faces competition from well established emissions testing facilities such as South West Research Institute and TRC and several smaller facilities such as Olson-Eco Logic and California Environmental Engineering.

ESW believes it can address the competitive landscape with the following:

     o Unique Substrate Technology - ESW's proprietary wire mesh substrate is very flexible in design, size, performance and overall product configuration. The high mechanical and thermally durable wire mesh technology is suitable for Diesel Oxidation Catalyst applications. The technology is -cost effective and can be applied to almost any application. Traditional ceramic or metal based flow-through type technologies are typically less efficient, larger in size, and are only available in pre-configured sizes and designs.

     o Leading edge products that are designed to have operational and technical advantages over the competition and are priced aggressively in the market. The Therma Cat(TM) described above is an example of a product that offers technical and operational advantages over all current competitors.

     o Solutions Provider - ESW does not only offer an emission control component, it also provides a variety of engineering solutions and services as required by the regulatory authorities for demonstrating new technologies. (Product development and project management services) This includes designing our systems to meet federal and state visibility retrofit requirements that have been recently introduced in California. This competitive edge allows ESW to participate in emerging markets such as emission control retrofit solutions for locomotive and marine applications. It also enables ESW to respond to immediate and time-sensitive business opportunities such as the Improvised Electronic Devices / Mine blast energy absorption project with the U.S. Military.

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

     o ESW America's Air Testing Services facility is engaged in the very competitive market of pay for service emissions testing. Competition is this arena is primarily driven by price and reputation. ESW America has participated in successful EPA engine verifications as well as CARB product verification testing that has raised the profile and reputation of the organization over the past several months and resulted in ESW America being chosen by a major original equipment manufacturer (OEM) engine manufacturer to provide air testing services when its own facilities are unable to meet demand. ESW America's advantages over larger rivals is its ability to react quickly to customer needs and provide a high level of service in a timely and professional manner. ESW America is continually upgrading its testing facilities and equipment in response to changing regulatory mandates and vehicle technology and provides the capabilities for advanced research, engineering and testing of various aftermarket products and new technologies.

RAW MATERIALS

The primary raw materials used to manufacture ESW products includes, but is not limited to stainless steel, stainless steel wire, stainless steel tubing, precious metals such as platinum and palladium, particulate filters and other components. ESW does not carry inventories of raw materials or finished products in excess of those reasonably required to meet production and shipping schedules.

Overall, raw steel, steel mesh and precious metals accounted for the most significant component of ESW's raw materials costs in 2009. ESW does spot buys of steel products from suppliers to meet customer demand. Platinum prices remained low during the early part of 2009 and increased during the later part of the year. ESW continues to implement a strategy in an effort to mitigate the effect of fluctuating prices of raw materials on its result of operations. This strategy includes, delaying price increases from raw material suppliers; selling steel off cuts and scrap at the highest possible price; increase cost reduction programs throughout the business; and negotiate price relief from customers. In addition, ESW continues to purse volume discounts from significant suppliers of raw material. ESW does not currently hedge any raw materials; however this approach could be considered as demand for ESW products increases. ESW's results of operations could be adversely affected if steel and precious metal prices fluctuate unless it is successful in passing along these price undulations to customers or otherwise offset these as operating costs.

Other raw materials or components purchased by ESW include particulate filters, tools, fasteners, other steel and components for the Level III product, as well as a variety of custom alloy materials and chemicals, all of which are available from numerous sources.

CUSTOMERS

ESW recorded sales from 26 customers in Fiscal 2009 as compared to 21 in Fiscal 2008. One of these customers accounted for 45 % and two other customers accounted for 20 % and 9% of ESW's revenue in Fiscal 2009. In Fiscal 2008, one customer accounted for 32% and two other customers accounted for 29% and 15% of ESW's revenue. ESW anticipates continuing its program of establishing long-term relationships with existing customers. The loss of, or major reduction in business from, one or more of the major customers could have a material adverse effect on ESW's liquidity, financial position, or results of operations.

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

PRODUCT CERTIFICATION

ESW's customers have acquired, where necessary, engine certifications and catalyst verifications using ESW products from such authorities as the EPA, Mexico Department of Ecology, CARB, MSHA and ETV Canada for gasoline and diesel products. ESW was the first catalytic substrate manufacturer and catalyst coating company in North America to verify a metallic wire mesh substrate based catalytic converter system as a gasoline retrofit replacement devices.

ESW was the first catalytic substrate manufacturer and catalyst coating company in the world to verify a metallic wire mesh substrate based catalytic converter system as a passive stand alone Level II diesel retrofit replacement device. This verification status was removed by CARB effective January 01, 2009 with the EPA's newly regulated NO2 limits.

CARB has established three primary technology levels for diesel catalyst verifications.

                  LEVEL I:   PM reduction greater than 25%
                  LEVEL II:  PM reduction greater than 50%
                  LEVEL III: PM reduction greater than 85%

Effective January 1, 2009, the EPA has established a nitrogen dioxide (NO2) limit for diesel retrofit technologies verified under the EPA's National Clean Diesel Campaign (NCDC) Retrofit Technology Verification Program. The EPA implemented a NO2 increase limit that is harmonized with the requirements for retrofit technologies by CARB. This requirement limits the increase in NO2 emissions associated with retrofit technologies to levels no greater than 20% above baseline engine levels.

ESW has completed an extensive research and development program to upgrade its existing Level II diesel retrofit replacement device to meet these new regulations. ESW has also completed the development for Level I technologies. The generation II of these products which meets or exceeds the 2009 regulated NO2 limits are expected to be in the verification process in 2010 through EPA or CARB.

In 2009 ESW's Therma Cat(TM) Active Level III Plus catalyst system was verified by CARB for a variety of on- and off-road engine applications (PM reduction greater than 85%). For further details on the Level III verification, engines, engine families and horse power ranges, please refer to the CARB website http://www.arb.ca.gov, currently verified Level III, ESW Canada listing. The Therma Cat(TM) filter system is a combined technology comprised of a chemically coated wire mesh substrate and Diesel Particulate Filter (DPF) combined with an electronically controlled external fuel injection component. The Therma Cat(TM) regeneration process is an electronically controlled exothermic reaction and occurs automatically during normal vehicle operation, transparent to the operator.

In October 2008 ESW's Xtrm Cat(TM) product designed for Marine, 2-stroke, Tier 0 and Tier 1, turbocharged EMD 645 and 710 models was listed as an emerging technology on the EPA's Emerging Technology List. In October 2009 the Emerging Technology listing was extended for an additional year. The Xtrm Cat(TM) is an innovative proprietary substrate/catalyst configuration based in part on ESW's Stealth Cat(TM) catalytic reduction system employed on US Marine Light Armoured Vehicles (LAV). The outstanding durability and flexible characteristics enable the Xtrm Cat(TM) to perform within the extreme operating conditions of locomotive and marine two stroke diesel engine applications. For further details on the Xtrm Cat(TM) emerging technology listing please refer to the US EPA website http://www.epa.gov/diesel/prgemerg.htm Emerging Technology List, ESW Canada listing. ESW intends to verify the Xtrm Cat(TM) product with the EPA in 2010.

ESW's products are generally sold according to appropriate government application regulations; however, ESW does not necessarily need government approval to sell its products into unregulated markets.

WARRANTY MATTERS

ESW may face an inherent business risk of exposure to product liability and warranty claims in the event that its products fail to perform as expected. ESW cannot assure that it will not experience any material warranty or product liability losses in the future or that it will not incur significant costs to defend such claims. In addition, if any of the products are or are alleged to be defective; ESW may be required to participate in a recall involving such products. Each of ESW's customers has its own policy regarding product recalls and other product liability actions relating to its suppliers. CARB verified products require ESW to provide specific warranties and warranty reporting on products depending upon engine applications. A successful claim brought against ESW or a requirement to participate in a product recall may have a material adverse effect on ESW's business.

ESW's Therma Cat(TM) Active Level III Plus on-road catalyst system which has been verified as a Level III technology is required to meet CARB limited warranty standard of 5 years or 100,000 miles or 5 years or 150,000 miles or 2 years unlimited miles depending on engine application.

ESW's Therma Cat(TM) Active Level III Plus off-road catalyst system which has been verified as a Level III technology is required to meet CARB limited warranty standard of 5 years or 4,200 hours.

To date ESW has not had any product warranty recalls.

MANUFACTURING

ESW has made capital investments in manufacturing capability to support its products. ESW's substrate manufacturing plant located in Concord Ontario Canada enables ESW to control the complete manufacturing process required for production of catalyzed substrates and catalytic converter systems. Catalyzed substrates are the integral part of all catalytic converter systems sold worldwide. This facility has the capability to design, develop and manufacture complete catalytic converter systems based on specific customer requirements.

ESW has made significant capital investment in its Tech Center based in Montgomeryville Pennsylvania. This facility manufactures and provides the catalytic and chemical wash coat solutions for the Concord Ontario plant. As well, all of ESW's emission testing laboratories and testing capabilities are located there. The 40,200 sq ft facility houses a state of the art 18,000 sq ft expansion of ATS, an emissions testing lab, recognized as capable of performing engine emissions verification test protocols by the EPA, CARB and MSHA. ATS incorporates eight dedicated engine and vehicle dynamometer test cells.

ATS's capabilities include:

o Engine dynamometer capacity from 5hp to 600hp, including both transient and steady state testing.

o Chassis dynamometer testing, including light duty (up to 10,000lbs) and medium/heavy duty (up to 50,000lbs).

o Full flow Constant Volume Sampling emission measurement system capability across all test cells.

o All emission systems have dual Nitrogen Oxide Chemiluminescence detector and non-methane hydrocarbon measurement capability.

o Engine dynamometer test cells comply with 40 Code of Federal Regulations (CFR)
Part 60, 86, 89, 90, 92, 1042, 1048 and CARB testing protocols.

o Test Cells are currently in transition to 40 CFR Part 1065.

Regular upgrading of ESW's manufacturing and testing capabilities is required to meet the challenges of a fast changing and growing business environment, increase the flexibility, efficiency and improving operating quality, while minimizing the overall effective costs, to produce products.

ESW utilizes ISO 9001:2008 protocols and structured communication meetings at all levels of manufacturing to provide training and instruction as well as to assure a cohesive, focused effort toward common goals. ESW encourages employee involvement in all aspects of its business and views such involvement as a key element in its future success. ESW also pursues involvement from its suppliers and customers, which it believes is necessary to assure a consistent high quality and on time delivery of raw materials, components and finished products.

RESEARCH AND DEVELOPMENT

In 2009, research and development costs amounted to $930,548 (2008 - $1,323,754). ESW aggressively pursues testing and research and development for new products to serve potential customers and meet new regulations that are regularly being imposed on the industry. Through a combination of proprietary methods for improving ESW's catalyzed substrates there are prospects for the development of innovative applications outside of ESW's present verified product line. ESW continues to spend further resources on new research and development projects.

ENVIRONMENTAL MATTERS

ESW is presently engaged in a business that does not generate significant hazardous waste. ESW's facilities may have tanks for storage of diesel fuel and other petroleum products that are subject to laws regulating such storage tanks. Federal, state, and local provisions relating to the protection of the environment have not had, and are not expected to have, a material adverse effect on ESW's liquidity, financial position, and results of operations. However, like all manufacturers, if a release of hazardous substances occurs, ESW may be held liable for the contamination, and the amount of such liability could be material. While ESW devotes resources designed to maintaining compliance with these requirements, there can be no assurance that ESW operates at all times in complete compliance with all such requirements.

EMPLOYEES

ESW and its subsidiaries presently employ 75 full-time employees. ESW does not have any collective bargaining agreements and considers its relationship with its employees to be good.

ITEM 1A. RISK FACTORS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes statements of our expectations, intentions, plans and beliefs that constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbour protection provided by those sections. These statements, which involve risks and uncertainties, relate to matters such as sales growth, price demand for our products and services as well as competition, and our ability to obtain additional financing should same be necessary to sustain our operations. We have used words such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "thinks," "estimates," "seeks," "predicts," "could," "projects," "potential" and other similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating tour operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. These risks and other factors include those listed in this Item 1A. "Risk Factors" and elsewhere in this report.

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

ESW's sales and revenues continue to be unpredictable. In the event that profitable operations are not achieved, ESW's present financial resources and history of its ability for raising cash when needed, should allow it to continue operations through at least the next twelve months. Should ESW receive a large order (defined by management as one in which monthly production and deliveries would exceed $2 million), ESW will need to either negotiate extremely favourable payment terms providing for at least some advance payment or ESW will need to obtain either debt or equity financing to allow it to purchase sufficient raw materials and meet its working capital needs. ESW has a work in progress credit facility that provides working capital related to export orders up to Canadian $750,000, however ESW needs to be profitable and meet certain financial covenants to use the facility, as per the terms of the facility, the facility expires on 30 April 2010, ESW is working towards upgrading or renewing the facility with the bank. If additional financing is required and not available when required or is not available on acceptable terms, ESW may be unable to continue its operations at current levels or satisfy the requirements necessary to fill a large order. ESW continues to impose actions designed to minimize its operating losses. ESW would consider strategic opportunities, including investments in ESW, or other acceptable transactions, to sustain its operations. There can be no assurances that additional capital will be available to ESW on acceptable terms, or at all.

ESW HAS INCURRED LOSSES IN THE PAST AND EXPECTS TO INCUR LOSSES IN THE FUTURE SHOULD ITS BUSINESS PLAN NOT BE EFFECTIVE.

ESW has incurred losses in each year since its inception. ESW's net loss for the fiscal year ended December 31, 2009 was $5,936,952 and accumulated deficit as of December 31, 2009 was $34,523,380. As ESW's sales and revenue continue to be unpredictable, and should ESW's current business plan not be effective, ESW expects to experience additional periods with operating losses.

ESW IS REQUIRED TO AMEND ITS ARTICLES OF INCORPORATION TO HAVE ADDITIONAL AUTHORISED SHARES FOR ISSUANCE.

ESW's authorised share capital consists of 125,000,000 share of common stock. As of March 29, 2010, there were 123,588,099 shares of common stock outstanding. The Company will be required to seek shareholder approval to amend its articles of incorporation to increase its authorised share capital for future issuances of common stock. The inability for the Company to obtain shareholder approval to increase its authorised share capital may have an adverse effect on the Company and its ability in the future to raise capital, issue stock options or other forms of stock based compensation.

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

               RISKS RELATED TO THE MARKET FOR ESW'S COMMON STOCK

THE PRICE OF ESW'S COMMON STOCK HAS BEEN HIGHLY VOLATILE.

ESW's common stock has traded as low as $0.09 per share and as high as $0.86 per share in the twelve (12) months ended December 31, 2009. Some of the factors leading to the volatility include:

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

o announcements of agreements, technological innovations, certification / verifications or new products which ESW or its competitors make;

o costs and availability of precious metals used in the production of ESW's products; and

o Fluctuations in market demand and supply of ESW products.

ESW'S COMMON STOCK IS CURRENTLY TRADED ON THE OVER-THE-COUNTER-BULLETIN-BOARD AND THE FRANKFURT EXCHANGE AND AN INVESTOR'S ABILITY TO TRADE ESW'S COMMON STOCK MAY BE LIMITED BY TRADING VOLUME.

The trading volume in ESW's common stock has been relatively limited. A consistently active trading market for ESW's common stock may not continue on the Over-The-Counter-Bulletin-Board or the Frankfurt Stock Exchange. The average daily trading volume of ESW common stock on the Over-The-Counter-Bulletin-Board for the year ended December 31, 2009 was approximately 62,856 shares. While ESW's common stock started trading on the Frankfurt Exchange on March 16, 2007, ESW has a limited trading history and there can be no assurances that there will be increased liquidity in ESW stock.

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

SEVERAL OF ESW'S SHAREHOLDERS OWN A SIGNIFICANT AMOUNT OF ESW'S OUTSTANDING SHARES AND COLLECTIVELY MAY BE ABLE TO DECIDE CERTAIN CORPORATE ACTION.

Two individuals and five trusts, are ESW's shareholders and collectively own 63,523,631 shares which is equivalent to 51.4% of ESW's currently issued and outstanding common stock as of March 29, 2010 on an undiluted basis. As such, all or some of these shareholders may be able to control aspects of ESW's business operations including the election of board members the acquisition or disposition of assets and the future issuance of shares. For additional information about beneficial ownership please refer to ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

ESW IS CURRENTLY DEPENDENT ON A FEW MAJOR CUSTOMERS FOR A SIGNIFICANT PORTION OF ITS REVENUES.

ESW recorded sales from 26 customers in Fiscal 2009 as compared to 21 in Fiscal 2008. Three of its customers accounted for 45%, 20%, and 9%, respectively of the Company's revenue in the fiscal year 2009. Three of its customers accounted for 32%, 29%, and 15%, respectively of the Company's revenue in fiscal 2008. ESW anticipates continuing the program of establishing long-term relationships with existing and new customers. The loss of, or major reduction in business from, one or more of ESW's major customers could have a material adverse effect on ESW's liquidity, financial position, or results of operations.

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

ESW DEPENDS UPON THE MARKETABILITY OF ITS CORE PRODUCTS.

Catalytic converters are ESW's primary products. ESW may have to cease operations if its primary products fail to achieve market acceptance and/or generate significant revenues. Additionally, the marketability of ESW's products is dependent upon obtaining and maintaining verification and certifications as well as the effectiveness of the product in relation to various environmental regulations as well as competitor's products in the various jurisdictions ESW markets and sells its products.

ESW MAY NOT BE ABLE TO OBTAIN DIRECT OR INDIRECT REGULATORY CERTIFICATION OR VERIFICATION APPROVALS WITH RESPECT TO CERTAIN PRODUCTS.

The industry that ESW operates in is regulated. In the United States of America these regulations are enforced by U.S. Environmental Protection Agency and California Air Resources Board. ESW plans to further develop and market catalytic converter products and support technologies that meet new regulations enforced by these agencies (see ITEM 1. BUSINESS, PRODUCT CERTIFICATION for regulations). If ESW is unable to demonstrate the feasibility of these products or obtain in a timely manner the verification and or certifications for its products from such regulatory agencies as the EPA or CARB, ESW may have to abandon the products or alter its business plan. Such modifications to ESW's business plan will have an adverse effect on revenue and its ability to achieve profitability. The regulatory approval process with EPA and CARB is complex and requires a lengthy process of durability testing which must precede final certification/verification of ESW's products. ESW does not control the timeliness of the certification/verification process; however, ESW has taken steps to ensure the efficacy of ESW's contribution to the certification/verification process.

ESW FACES CONSTANT CHANGES IN GOVERNMENTAL STANDARDS BY WHICH ITS PRODUCTS ARE EVALUATED.

ESW believes that due to the constant focus on the environment and clean air standards throughout the world, ESW will be required in the future to adhere to new and more stringent regulations both domestically and abroad. Governmental agencies constantly seek to improve standards required for verification and or certification of products intended to promote clean air. In the event ESW's products fail to meet these ever changing standards, some or all of its products may become obsolete or de-listed from government verification.

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


ESW FACES INTENSE COMPETITION AND RAPID TECHNOLOGICAL ADVANCES FROM COMPETITORS.

Competition among companies that provide solutions for pollutant emissions from diesel, leaded and unleaded engines is intense. Several companies market products that compete directly with ESW products. Other companies offer products that potential customers may consider to be acceptable alternatives to ESW products and services. ESW faces direct competition from companies with far greater financial, technological, manufacturing and personnel resources, including Corning, NGK and Emitec. Corning and NGK are the two major manufacturers of ceramic cores, which are integral components in current catalytic converter production, and Emitec is the major manufacturer of metal cores. ESW also faces direct competition with companies like BASF/Engelhard and Johnson Matthey, who purchase their substrates from others, and do further processing with their own formulas and fabrication for direct sale to the market place. Newly developed products could be more effective and cost efficient than ESW's current products or those ESW may develop in the future. Many of ESW's current and potential future competitors have substantially more engineering, sales and marketing capabilities, substantially greater financial, technological and personnel resources, and broader product lines than ESW. ESW also faces indirect competition in the form of alternative fuel consumption vehicles such as those using methanol, hydrogen, ethanol and electricity.

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

ESW IS DEPENDANT UPON KEY SUPPLIERS FOR CERTAIN MATERIALS WHICH ARE ONE OF THE NECESSARY COMPONENTS OF ITS PRODUCTS.

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

ESW DOES NOT HAVE A SIGNIFICANT LEVEL OF PRODUCT RECALL INSURANCE DUE TO ITS HIGH COST.

ESW develops, markets and sells catalytic converter products and support technologies. Any failure of ESW's product may result in a recall or a claim against ESW. Due to the high cost of product recall insurance, ESW does not maintain significant amounts of insurance to protect against claims associated with use of its product. Any claim against ESW, whether or not successful, may result in expenditure of substantial funds and litigation. Further, any claims may require management's time and use of ESW resources and may have a materially adverse impact.

JOINT VENTURES AND/OR RELATIONSHIPS ENTERED INTO OR SOUGHT BY ESW FOR DEVELOPMENT AND SALE OF ITS PRODUCTS.

ESW's success partially depends on the relationships that it develops with various Original Equipment Manufacturers, dealers, and distributers for the further development and deployment of its technology in the field. ESW does not manage these entities nor is it necessary that ESW will be able to create relationships with these entities. The absence of such relationships could adversely impact ESW's business plans.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

ESW has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2009 fiscal year and that remained unresolved.

ITEM 2. PROPERTIES

ESW does not own real property. Through its subsidiary, ESW Canada Inc. ESW leases its executive, sales and marketing offices as well as its production center which totals approximately 50,000 square feet located at 335 Connie Crescent, Concord, Ontario Canada under an offer to lease that expires September 30, 2010, property, lease evaluation and negotiations are in progress. Additionally, ESW's wholly owned subsidiary ESW America Inc. leases approximately 40,200 square feet at 200 Progress Drive, Montgomery Township, Pennsylvania. The leasehold space houses ESW's research and development facilities. The lease expires February 28, 2013.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4. REMOVED AND RESERVED

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

On March 16, 2007 the Company's Common Stock became listed on the Frankfurt Stock exchange (FWB), under the trading symbol "EOW".

The following table sets forth the high and low bid prices, on the OTC Bulletin Board, for the Common Stock for the quarters indicated, as reported by Bloomberg Reporting Service. Such market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions:


                    FISCAL 2009        HIGH        LOW
                  --------------------------------------
                  1st Quarter        $  0.40     $  0.09
                  2nd Quarter           0.86        0.23
                  3rd Quarter           0.78        0.51
                  4th Quarter           0.52        0.35

                    FISCAL 2008        HIGH        LOW
                  --------------------------------------
                  1st Quarter        $  0.58     $  0.31
                  2nd Quarter           0.42        0.20
                  3rd Quarter           0.30        0.11
                  4th Quarter           0.23        0.06


HOLDERS

As of March 29, 2010 there were approximately 267 stockholders of record of the Company's Common Stock. The Company estimates there are approximately 4,000 additional stockholders with stock held in street name. On March 29, 2010, there were 123,588,099 shares of common stock outstanding.

DIVIDENDS

The Company has not declared or issued any dividends in the past and intends to retain future earnings if any, for general business purposes and to retire debt.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth as at December 31, 2009 securities authorized for issuance under equity compensation plans.



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
Authorized - 5,000,000 shares)             2,700,000                   $ 0.74                           1,055,000
-----------------------------------------------------------------------------------------------------------------------------
2000 Stock Option Plan
(Shareholder Approved.
Authorized - 10,000,000 shares)             --                              --                              --
-----------------------------------------------------------------------------------------------------------------------------


As reflected in the aggregate numbers above, no options were awarded under the Company's 2002 stock plan in fiscal 2009 and 2008.

On February 7, 2008 the Board of Directors granted the aggregate award of 400,000 stock options to five employees, two executive officers and one director. The options have vested immediately with an exercise price of $0.71 and $1.00 per share (above fair-market value at the date of grant) with exercise periods ranging from three and five years from the date of award.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operation" and ESW's consolidated financial statements and the related notes appearing elsewhere in this Form 10-K.

The consolidated statements of income data for the years ended December 31, 2008 and 2009, and the consolidated balance sheet data at December 31, 2008 and 2009, are derived from ESW's audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K. The consolidated statements of income data for the years ended December 31, 2005, 2006 and 2007, and the consolidated balance sheet data at December 31, 2005, 2006 and 2007, are derived from ESW's audited consolidated financial statements that are not included in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period.


                            CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31,

                                                     2005            2006            2007            2008            2009
----------------------------------------------------------------------------------------------------------------------------
Revenue
 Net Sales                                      $  3,072,236    $  3,195,176    $  9,310,504    $    885,206         $3,075,398
 Cost of sales                                     1,935,711       1,660,433       3,678,088         834,837          1,812,100
-------------------------------------------------------------------------------------------------------------------------------
GROSS PROFIT                                       1,136,525       1,534,743       5,632,416          50,369          1,263,298
-------------------------------------------------------------------------------------------------------------------------------
OPERATING EXPENSES
 Marketing, office and general costs               2,721,210       3,588,455       3,768,710       3,683,165          3,329,570
 Research and development costs                      541,811         417,768         757,900       1,323,754            930,548
 Officers' compensation and directors fees           404,541         591,250       1,240,070         611,293            672,444
 Consulting and professional fees                    257,966         210,992         138,021         171,746            215,984
 Foreign exchange loss / (gain)                       (3,460)         (7,619)        357,850        (186,743)            10,035
 Depreciation and amortization                       350,376         858,044       1,141,173       1,125,038          1,123,560
-------------------------------------------------------------------------------------------------------------------------------
TOTAL OPERATING EXPENSES                           4,272,444       5,658,890       7,403,724       6,728,253          6,282,141
-------------------------------------------------------------------------------------------------------------------------------
LOSS FROM OPERATIONS                              (3,135,919)     (4,124,147)     (1,771,308)     (6,677,884)        (5,018,843)

Interest income and other                           (211,308)       (298,899)       (392,313)       (413,368)          (918,109)
-------------------------------------------------------------------------------------------------------------------------------
NET LOSS                                        $ (3,347,227)   $ (4,423,046)   $ (2,163,621)   $ (7,091,252)     $  (5,936,952)
===============================================================================================================================
Loss per share                                  $      (0.06)   $      (0.08)   $      (0.03)   $      (0.10)     $       (0.08)
===============================================================================================================================


                                        CONSOLIDATED BALANCE SHEET AS OF DECEMBER 31,

                                                       2005            2006            2007            2008            2009
-------------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                         $  3,083,373    $  1,393,294    $  2,891,088    $  2,247,623     $    632,604
Total assets (Excluding cash and cash equivalents)$  6,602,270    $  7,796,222    $  6,214,823    $  5,078,019     $  5,896,079
Total liabilities                                 $  7,102,033    $ 10,217,609    $  4,412,036    $ 10,184,087     $ 14,469,223
Total stockholders' equity/(deficit)              $  2,583,610    $ (1,028,093)   $  4,693,875    $ (2,858,445)    $ (7,940,540)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with ESW's Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

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

o Further verification and certification of ESW's products by various governmental agencies including but not limited to the Environmental Protection Agency (EPA), California Air Resources Board (CARB), ETV Canada and the Mine Safety and Health Administration.

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

o Litigation against the Company that may direct resources away from business development

OVERVIEW

Environmental Solutions Worldwide Inc. ("ESW" or the "Company") is a publicly traded company engaged through its wholly owned subsidiaries ESW Canada Inc., ESW America Inc. and ESW Technologies Inc. (the "ESW Group of Companies") in the design, development, manufacturing and sales of environmental and emission technologies. ESW is currently focused on the international medium duty and heavy duty diesel engine market for on-road and off-road vehicles as well as the utility engine, mining, marine, locomotive and military industries. ESW also offers engine and after treatment emissions verification testing and certification services.

ESW's long term goal is to deliver financial performance to its shareholders by being an industry leader in environmental technologies.

ESW's primary business objective is to capitalize on the growing global requirement of reducing emissions, by offering catalyst technology solutions to the market. ESW has and continues to seek to develop relationships with OEM's of engines and OEM suppliers for both automotive and other markets. As part of ESW's efforts to grow its business, as well as to achieve increased production and distribution efficiencies ESW has and continues to make capital investments in manufacturing capability to support its products as well as expensing money on research and development in order for new products to be developed that meet the new legislative regulations.

Factors that are critical to ESW's success include winning new business, obtaining additional regulatory verifications for emission control products, managing ESW's manufacturing capabilities to correspond with business needs, maintaining competitive wages and benefits, maximizing efficiencies in the manufacturing processes, and reducing overall costs. In addition, ESW's ability to adapt to key industry trends, such as increasing technologically sophisticated products, changing aftermarket distribution partners, and increasing environmental standards, also plays a critical role in its success. Other factors that are critical to ESW's success include adjusting to environmental and economic challenges such as, increases in the cost of raw materials and ESW's ability to successfully reduce the impact of any such cost increases through material substitutions, cost reduction initiatives and other methods.

During 2009, ESW has made significant progress in its efforts to comply with new regulations which came into force in January of 2009. (See ITEM 1. BUSINESS - PRODUCT CERTIFICATION). ESW's Therma Cat(TM) Active Level III Plus catalyst system has been verified by CARB for a variety of on- and off-road engine applications (PM reduction greater than 85%). For further details on the Level III verification, engines, engine families and horse power ranges, please refer to the CARB website http://www.arb.ca.gov, currently verified Level III, ESW Canada listing. The Therma Cat(TM) filter system is a combined technology comprised of a chemically coated wire mesh substrate and Diesel Particulate Filter (DPF) combined with an electronically controlled external fuel injection component. The Therma Cat(TM) regeneration process is an electronically controlled exothermic reaction and occurs automatically during normal vehicle operation, transparent to the operator.

The EPA's Voluntary Diesel Retrofit Program signed a Memorandum of Agreement with the State of California Air Resources Board for the coordination and reciprocity in diesel retrofit device verification. The EPA recognizes and accepts those retrofit hardware strategies or device-based systems that have been verified by CARB. This reciprocity agreement allows ESW's Therma Cat (TM) technology to be used in the remaining 49 states and it allows ESW to participate in EPA funded programs worldwide.

In 2009 ESW's was focused primarily on (a) verification of the Level III products (b) setting up a distribution network to target key markets segments such as school bus retrofits and government regulated retrofit programs and (c) ensuring ESW's production capabilities are adequate to deliver product to the target markets (d) further development of the Xtrm Cat (TM) product for the rail and marine markets.

ESW has made significant investments in research and development and obtaining regulatory approvals for its technology. The delay in achieving verification for ESW's Level III product has delayed the programs for certification/verification of other technologies that ESW has developed. The products that ESW intends put forward for verification / certification in the fiscal year 2010 cover the following primary technology levels established by CARB:

LEVEL I + (+ INDICATES 2009 NO2 COMPLIANCE)

o Diesel Oxidation Catalyst - PM reduction greater than 25%

o High performance Diesel Oxidation Catalyst - PM reduction greater than 30% LEVEL II +

o Diesel Oxidation Catalyst with Crank Case Ventilation - PM reduction greater than 50% LEVEL III +

o Expansion of On Road Active Diesel Particulate Filter verification to include Exhaust Gas Recirculation engines - PM reduction greater than 85%

In addition ESW also intends to verify / certify the Xtrm Cat(TM) product designed for Marine, 2-stroke, Tier 0 and Tier 1, turbocharged EMD 645 and 710 models with the EPA or CARB. The Xtrm Cat(TM) is listed as an emerging technology on the EPA's Emerging Technology List until October 2010.

ESW believes that with the additional certifications/verification of the above range of products, ESW will cover a significant portion of the market and give ESW the competitive advantage to be the technology of first choice in retrofit and OEM applications. The regulatory approval process with EPA and CARB is complex and requires a lengthy process of durability testing which must precede final certification/verification of ESW's products. ESW does not control the timeliness of the certification/verification process; however, ESW has taken steps to ensure the efficacy of ESW's contribution to the certification/verification process.

The cost of developing a complete range of products to meet regulations is substantial. ESW believes that it possesses an advantage in seeking to comply with regulations through its use of its Testing and Research facility in Montgomeryville, PA to support its own certification and verification efforts, which ESW believes has lead to the commercialization of ESW's Therma Cat (TM) and Xtrm Cat (TM) in 2009. ESW has also managed to offset some of these development costs through the application of research grants and tax refunds.

During the year 2009 ESW has further developed its active independent dealer and support distribution network that has positioned ESW's products as the technology of choice for several key markets. Dealers are fully trained for rapid distribution and deployment of ESW products. ESW also has an active field sales support team, customer service, installation and training team to allow for the anticipated rapid growth and distribution of ESW product in 2010.

ESW's production, sales, technical and design staff at ESW Canada Inc. have undertaken to ensure that products are able to meet the diverse applications found in on- and off-road vehicles while maximising product commonality to reduce manufacturing and support costs. ESW's manufacturing and design facility, ESW Canada Inc. has been capitalised to streamline production of its new product line to maximise efficiency. The offer to lease for ESW Canada's offices and manufacturing facility expires in September 2010; property, lease evaluation and negotiations are in progress.

ESW has also made significant capital investment in its Tech Center based in Montgomeryville, Pennsylvania. This facility provides the catalytic and chemical wash coat solutions for the Concord Ontario plant. All of ESW's emission testing laboratories and testing capabilities are located there. The 40,200 sq ft facility houses a state of the art 18,000 sq ft expansion of "Air Testing Services", recognized as capable of performing engine emissions verification test protocols by the EPA, CARB and MSHA. In October 2009, ESW America, Inc. entered into a lease renewal agreement with Nappen & Associates; there were no modifications to the original economic terms of the lease, the lease term will now expire February 28, 2013.

ESW believes that the ATS group will be available to better service ESW's clientele for engine testing as well as EPA/CARB emissions testing and certification programs. ATS currently provides testing support for ESW`s internal research and development ("R&D") programs. The focus at this facility in the near term is to support the necessary steps and provide testing for ESW`s research activities, in order to have new products verified in the shortest time frame possible.

Both ESW facilities are in full compliance with ISO 9001:2008. ESW currently holds a full registration certificate effective until March 2013 for ESW America Inc., and January 2013 for ESW Canada Inc.

The field of emission control is very complex and requires a variety of different technologies to be employed. ESW has recognized this fact, and has partnered with several strategic alliances assuring immediate access to leading edge technologies that address the needs of ESW's potential global customer base. The technology can be either in form of customized precious metal solutions, critical system components or the complete transfer of the entire technology. This approach enables ESW to adapt quickly to an ever-changing marketplace.

In effecting its business plan ESW achieved important goals in fiscal 2009.
o On April 07, 2009 ESW announced that the company has been awarded a $731,000 Grant for EPA Verification of its XTRM Cat(TM) Marine / Locomotive Catalyst. This new grant is intended to support ESW in the final testing of the XTRM Cat(TM) technology in real-world applications along with providing a platform for EPA verification. The grant is made possible by the New Technology Research and Development (NTRD) Program. The NTRD Program is funded by the State of Texas through the Texas Commission on Environmental Quality (TCEQ). NTRD grants are designed to expedite the commercialization of new and innovative emission reduction technologies that will improve the air quality of Texas. ESW has been awarded the grant in part due to the significant progress and success that was achieved with the XTRM Cat(TM) on Electro-Motive Diesel 2-stroke diesel engines in 2007 during which it was previously awarded a $250,000 TCEQ grant. As per the terms of the grant the project has a total budget of $731,000. TECQ also has the discretion to increase the amount of funds available under the budget. Of the total budget 19% is attributed to ESW's cost share and the balance $591,000 will be reimbursed by TECQ.

o On May 4, 2009 ESW announced that the Company's wholly owned subsidiary ESW Canada Inc. received notification from the California Air Resources Board
(CARB), that the Therma Cat(TM) Active Level III Plus catalyst system has been verified effective April 28, 2009 for a wide variety of 1996 to 2009 diesel powered off-road mobile applications, as set forth in CARB Executive Order DE-09-010.

o On June 1, 2009 ESW announced that the Company's wholly owned subsidiary ESW Canada Inc. received notification from the California Highway Patrol (CHP) that the Company's Therma Cat(TM) Active Level III Plus catalyst system has passed the first inspection for usage on school buses carrying children on California roads

o On June 10, 2009 ESW announced that the Company's wholly owned subsidiary ESW Canada Inc. has received sales orders amounting to $266,000 for five Xtrm Cat(TM) Locomotive Diesel Oxidation Catalysts from Advanced Global Engineering in Atlantic Beach, Florida and West Coast Express (TransLink) in Vancouver, British Columbia, Canada.

o On August 10, 2009 ESW announced that the Company's wholly owned subsidiary ESW Canada Inc. received notification from the CARB that the Company's Therma Cat(TM) Active Level III Plus catalyst system has been verified effective August 5th, 2009 for a wide variety of 1993 through 2006 model year on-road vehicle applications powered by 5 to 10 litre diesel engines.

o On September 29, 2009, ESW's announced that the Company's Therma Cat(TM) Active Level III Plus diesel engine emission reduction technology has been extended to include up to 350 horsepower (hp), 15.2 liter off-road diesel engines. The Therma Cat(TM) System now covers off-road diesel engines model years 1996 to 2009 between 175 to 350 hp and 5 to 15.2 Liter displacement, excluding those that are equipped with exhaust gas recirculation systems. The CARB Executive Order permits the Therma Cat(TM) to be applied to over 1100 engine families encompassing in excess of 3000 individual engines.

o In October of 2009 The Xtrm Cat (TM) `Emerging Technology' listing extension was granted by the EPA till October 2010 after a comprehensive investigation of the progress ESW had achieved with the Xtrm Cat(TM) towards the final verification/certification over the past year on Electro-Motive Diesel 2 Stroke marine/locomotive engines. ESW is currently working closely with various stakeholders; both marine and locomotive based to generate the final necessary field data required for completing the stated goal for this technology.

During 2009 the Company had been pursuing various financing initiatives. August 21, 2009, the Company's wholly owned subsidiary ESW Canada, Inc. entered into an amendment with Royal Bank of Canada extending the term of the 2007 Secured Loan Agreement through to April 30, 2010. The revolving facility available under the Agreement provides for up to $750,000 to finance future production orders. On August 28, 2009, ESW completed an offering whereby it raised $1.6 million for general working capital purposes through the issuance of convertible debentures at terms deemed fair and reasonable by management. Effective December 29, 2009 ESW issued a $500,000 nine (9%) percent unsecured promissory note to a director and shareholder of the Company. The note will be payable upon the Company completing a financing for a gross sum of $2 million or more or will become a demand note on March 31, 2010. As ESW has a substantial amount of indebtedness, its ability to generate cash, both to fund operations and service its debt, is also a significant area of focus for the Company. See "Liquidity and Capital Resources" below for further discussion of cash flows.

COMPARISON OF YEAR ENDED DECEMBER 31, 2009 TO YEAR ENDED DECEMBER 31, 2008

RESULTS OF OPERATIONS

Revenues for the year ended December 31, 2009 increased by $2,190,192, or 247.4 percent, to $3,075,398 from $885,206 for the year ended December 31, 2008. The increase in revenue is mainly related to sales of ESW's newly verified Level III products that meets new regulations, and facing an increase in customer acceptance further complemented by sales of the Xtrm Cat(TM) product. In 2008 and the first two quarters of 2009, the Company focused its efforts on mainly developing the next generation of diesel catalyst products to meet new regulations effective January 2009.

Cost of sales as a percentage of revenues for the year ended December 31, 2009 was 58.9 percent compared to 94.3 percent for year ended December 31, 2008. The gross profit for the year ended December 31, 2009 was 41.1 percent as compared to a gross margin of 5.7 percent for the year ended December 31, 2008. The improvements in the gross margin are mainly due to the efforts by ESW to streamline its product installation capabilities, helped by higher volume orders, additionally in 2008 management wrote down $207,889 of inventory due to discontinued product lines. The inventory write down resulted in a significant increase in the cost of sales. The orders produced during the year ended December 31, 2008 were mainly sample or prototype orders that had low volumes leading to increased setup costs. Finally all orders for the Company's Level III product in 2008 were installed by the Company's installation team.

Marketing, office and general expenses for the year ended December 31, 2009 decreased by $353,595, or 9.6 percent, to $3,329,570 from $3,683,165 for the year ended December 31, 2008. The decrease is primarily due to decreases in the following areas: A decrease in Facility costs of $78,580 as a result of higher sales volumes and higher overhead costs attributed to cost of sales. Administration salaries and wages were lower by $551,334 as support for ESW's research and development programs declined, a consulting agreement in the prior year (2008) was terminated, in addition ESW implemented cost saving measures by centralizing administration functions. Plant related expenses were lower by $22,279 as a result of higher sales volumes and lower support requirements for ESW's research and development programs. Investor relations expense was lower by $36,409 attributed to lower expenses on meetings and presentations. These decreases were offset by an increase in sales and marketing salaries and wages and selling expenses by $324,782 due to an increased focus on business development and product marketing efforts, the Company has also set up a customer service and support department. General and administration costs increased marginally by $10,224 as the Company incurred recruitment expenses for high skill air testing technicians and engineers.

Research and development ("R&D") expenses for the year ended December 31, 2009 decreased by $393,206 , or 29.7 percent to $930,548 from $1,323,754 for the year ended December 31, 2008. As planned, ESW continues to aggressively pursue the verification of its Level I, Level II, locomotive and marine products, the decrease in the cost of research and development is marginally due to the product development cycle being completed, ESW has received verification for its Therma Cat(TM) Active Level III Plus Diesel Particulate Filter on- and off-road products and also an expansion on the engine family size for the Therma Cat(TM)Active Level III Plus Diesel Particulate Filter off-road product.

Officer's compensation and director's fees for the year ended December 31, 2009 increased by $61,151, or 10.0 percent, to $672,444 from $611,293 for the year ended December 31, 2008. As a percentage of revenue, officer's compensation and director's fees decreased to 21.9 percent for the year ended December 31, 2009, compared to 69.1 percent for the year ended December 31, 2008. The increase in fees is mainly due to change in status of a director who was previously an inside director in the prior year to a outside director as of January 2009, a wage increase for an officer of the company effected January 2009 and the effect of exchange rate differences on Canadian Dollar contracts for officers of the company.

Consulting and professional fees for the year ended December 31, 2009 increased by $44,238, or 25.8 percent, to $215,984 from $171,746 for the year ended December 31, 2008. The increase is mainly attributed to audit fees, tax consulting fees and fees related to compliance activities for requirements of
Section 404 of the Sarbanes-Oxley Act of 2002.

Foreign exchange loss for the year ended December 31, 2009 amounted to $10,035. For the year ended December 31, 2008 foreign exchange gain amounted to $186,743. This is a result of the fluctuation in the exchange rate of the Canadian Dollar relative to the United States Dollar.

Depreciation and amortization expense for the year ended December 31, 2009 decreased by $1,478 or 0.1 percent to $1,123,560 from $1,125,038 for the year ended December 31, 2008. Interest expense on long-term debt was $870,632 for the year ended December 31, 2009 as compared to $129,072 for the year ended December 31, 2008. Amortization of deferred costs amounted to $19,912 and Long Term Debt Accretion amounted to $27,019 for the year ended December 31, 2009 as compared to $ 0 for the year ended December 31, 2008. On August 28, 2009, the Company completed a transaction whereby it issued $1.6 million of 9% convertible debentures (the " 2009 Debentures") to six accredited investors. On November 3, 2008, the Company completed a transaction whereby it issued $6.0 million of 9% convertible debentures (the "Debentures") to six accredited investors. See "NOTE 10 - CONVERTIBLE DEBENTURES" for complete details. At the time the 2008 Debentures were issued, the company recorded a deferred cost asset of $59,738 for legal fees paid in relation to the issuance of the November 2008 Convertible Debentures. The deferred costs will be amortized over the term of the November 2008 Convertible Debenture. At the time the 2009 Debentures were issued, the Company recorded a debt discount for a beneficial conversion feature in the amount of $256,000. The debt discount is the aggregate intrinsic value calculated as the difference between the market price of the Company's share of stock on August 28, 2009 and the conversion price of the 2009 Debentures. The debt discount is being accreted over the three (3) year life of the debentures using the effective yield method. The effective yield on the debentures is 15.52%.

Interest expense on notes payable to a related party was $ 0 for the year ended December 31, 2009 as compared to $304,146 for the year ended December 31, 2008. In November 2008, the Company settled all previously issued promissory notes through a partial repayment of principal and the balance of principal and interest was converted into a subscription of $3,000,000 of Debentures under the November 3, 2008 offering. Additionally, on December 28, 2009 the Company issued a $500,000 unsecured subordinated demand promissory note "the note" to a member of the Company's Board of Directors. The note bears interest at a rate of 9% per annum and is payable on demand after March 31, 2010 or upon the company raising additional finance of $2 million. The Company may prepay the note without penalty at any time.

LIQUIDITY AND CAPITAL RESOURCES

ESW's principal sources of operating capital have been the proceeds from its various financing transactions. In 2009, the Company used $4,353,576 of cash to sustain operating activities as compared to $4,855,230 in 2008. As of December 31, 2009 and 2008, the Company had cash and cash equivalents of $632,604 and $2,247,623 respectively.

Net Cash used in operating activities for the year ended December 31, 2009 amounted to $4,353,576. This amount was attributable to the net loss of $5,936,952, plus non cash expenses such as depreciation, amortization, amortization of the fair value of the debenture beneficial conversion feature and others of $2,199,407, and an increase in net operating assets and liabilities of $616,031. Net Cash used in operating activities for the year ended December 31, 2008 amounted to $4,855,230. This amount was attributable to the loss of $7,091,252, plus non cash expenses such as depreciation, amortization, amortization of the fair value of the debenture warrant and others of $1,939,350, and a decrease in net operating assets and liabilities of $296,672.

Net Cash used in investing activities was $171,176 for the year ended December 31, 2009 as compared to $445,676 for the year ended December 31, 2008. The capital expenditures during 2009 were primarily dedicated to production tooling required for ESW's new product lines.

Net cash provided by financing activities totalled $3,086,915 for the year ended December 31, 2009, as compared to $4,856,233 provided by financing activities for the year ended December 31, 2008. In the current year $425,000 was provided through the exercise of options, $573,916 was obtained under ESW`s bank loan ($846,140 net of repayment of $272,224), $1,600,000 through the issuance of convertible debentures, $500,000 was received through a subordinated promissory note issued to a shareholder and director. And $12,001 repaid under capital lease obligation.

In 2008 a total of $4,856,233 was received through:

o $1,253,000 was received through the issuance of notes payable from the $1.5 Million Credit Facility Agreement entered into with a director and shareholder of the Company.

o $324,046 was borrowed against ESW`s bank loan, repayments on bank loan amounted to $246,878.

o On November 3, 2008 the Company completed a transaction whereby it issued $6.0 million of 9% convertible debentures to six accredited investors. The $ 6 Million of proceeds from the financing were used in part to repay $2,402,689 of notes payable and related interest on the notes to related parties.

o The Company repaid $150,000 in principal and $4,475 interest due to a shareholder of the Company who by separate agreement with the Company agreed to provide funding to the Company under the $1.5 Million Credit Facility.

o On November 7, 2008 the February 9, 2007 Consolidated Note with a principal amount of $2,308,148, the March 7, 2007 Consolidated Subordinated Note with a principal amount of $1,002,589 and the balance of the unpaid notes issued under the Credit Facility Agreement of June 2, 2008 with the principal amount of $1,103,000 were extinguished through a repayment of $2,200,000 the principal portion only of the $2,308,148 Consolidated Note and $48,214 as taxes withholding and the balance of principal and interest has been converted into a new convertible debenture agreement of $3,000,000.

o Legal fees paid for Convertible Debentures amounted to $59,738. o During the year 2008, $11,508 was repaid under ESW's capital lease obligation.

In 2007, ESW's subsidiary, ESW Canada entered into a $2.5 Million revolving credit facility ("the Agreement") with Royal Bank of Canada ("RBC"), to finance orders on hand. Effective September 2, 2008, ESW Canada completed its negotiations with RBC and entered into an amendment to the secured commercial loan agreement. The amended agreement extended the term of the Agreement from June 30, 2008 through June 30, 2009. In addition to extending the term of the Agreement, certain financial covenants were also amended. The amended arrangement provided for a revolving facility available by way of a series of term loans of up to $750,000 to finance future production orders. Effective August 21, 2009, the term of the secured commercial loan agreement with RBC was extended through to April 30, 2010. The Credit Facility is guaranteed by the Company and its subsidiary ESW Canada through the pledge of their assets to RBC. The facility has been guaranteed to the bank under Export Development Canada ("EDC") pre-shipment financing program. Borrowings under the revolving credit agreement bear interest at 1.5% above the bank's prime rate of interest. Repayments of any loans are required no later than one year from the date of the advancement of that loan. Obligations under the revolving credit agreement are collateralized by a first-priority lien on the assets of the Company and its subsidiary ESW Canada Inc. including, accounts receivable, inventory, equipment and other tangible and intangible property, including the capital stock of all direct subsidiaries.

As at December 31, 2009, $713,037 is outstanding and due to RBC under the Credit Facility. As of December 31, 2008, $77,168 was outstanding and due to RBC under the Credit Facility.

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

ESW has a principal amount of $10,334,513 of Convertible debt at December 31, 2009 net of deferred costs of $36,506 and debt discount of $228,981. At December 31, 2008 ESW had a principal amount of $8,943,581 Convertible debt net of deferred costs of $56,419 (See Debt structure for further details.)

 Based on ESW's current operating plan, management believes that at December 31, 2009 cash balances, anticipated cash flows from operating activities, and, the appropriate borrowings from other financing sources, such as the issuance of debt or equity securities will be sufficient to meet our working capital needs on a short-term basis. Overall, capital adequacy is monitored on an ongoing basis by our management and reviewed quarterly by the Board of Directors.

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

During 2009 and 2008 ESW did not produce sufficient cash from operations to support its expenditures; the August 28, 2009 $1.6 million offering of convertible debentures; the November 3, 2008 $6.0 million offering of convertible debentures along with continued borrowing on ESW's credit facility, short term loan from a shareholder and director of the Company and the exercise of outstanding options afforded ESW the opportunity to support its operations and to execute its business plan. ESW's principal use of liquidity will be to provide working capital availability and to finance any further capital expenditures or tooling needed for production. ESW does not anticipate having any major capital expenditures in 2010 related to the general operation of its business, however should the need arise for further tooling or equipment as a result of specific orders or the introduction of new product lines, ESW would evaluate the need and make provisions as necessary. ESW does not expect that total capital expenditures for 2010 will amount to more than $300,000.

Should ESW not be profitable, it will need to finance its operations through other capital financings. ESW continues to seek, equity financing and/or debt financing in the form of private placements at favourable terms, or the exercise of currently outstanding options that would provide additional capital. ESW also has a good history of receiving capital infusions when needed. However, such additional financing may not be available to ESW, if and when needed, on acceptable terms or at all. ESW intends to retain any future earnings to finance the expansion of its business, necessary capital expenditures, and for general corporate purposes.

ESW's operating profitability requires increased sales coupled with lower overall costs to manufacture its products and to improve both sales and administrative productivity through process and system enhancements. This will be largely dependent on the success of ESW's initiatives to streamline its infrastructure and drive its operational efficiencies across the Company. ESW's failure to successfully implement these initiatives, or the failure of such initiatives to result in improved profit margins, could have a material adverse effect on ESW's liquidity, financial position, and results of operations.

ESW believes the success of its newly developed products will continue to motivate others to develop similar designs, many of the same functional and physical characteristics as ESW's product. ESW has patents covering the technology embodied in its products, and intends to enforce those patents as appropriate. If ESW is not successful in enforcing its patents, competition from such products could adversely affect ESW's market share and prices for its products. Although overall pricing has been stable recently, the average price of ESW's products may decline in the future. There is no assurance that current or future products will be able to successfully compete with products developed by others.

ESW expects an increase in consulting and audit fees related to the impact of our Sarbanes-Oxley internal control certification efforts, with which the company is required to be in compliance by June 15, 2010.

ESW has 700,000 Class A special shares, authorized, issued and outstanding, recorded at $453,900 (based on the historical exchange rate at the time of issuance). The Class A special shares are issued by ESW's wholly-owned subsidiary BBL Technologies, Inc. ("BBL") without par value, and are redeemable on demand by the Holder of the shares which is a private Ontario Corporation at $700,000 Canadian (which translates to $660,032 USD at December 31, 2009). As the Class A special shares are issued by ESW's wholly-owned subsidiary BBL, the maximum value upon which ESW is liable is the net book value of BBL. At December 31, 2009 BBL had an accumulated deficit of $1,187,506 and therefore would be unable to redeem the Class A special shares at their ascribed value.

DEBT STRUCTURE

On December 29, 2009 the Company issued a $500,000 unsecured subordinated promissory note to a member of the Company's Board of Directors with interest accruing at the annual rate of 9%. Upon the Company completing a financing for the gross sum of $2 million dollars or more or in the event the Company does not complete a financing by March 31, 2010, this note will be payable upon demand of the holder.

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

On November 3, 2008, the Company completed a transaction whereby it issued $6.0 million of 9% convertible debentures to six accredited investors. The debentures are for a term of three years and are convertible into shares of the Company's common stock at the option of the holder at any time six (6) months after the date of issuance of the debenture by dividing the principal amount of the debenture to be converted by $0.25. The debentures earn interest at a rate of 9% per annum payable in cash or in shares of the Company's common stock at the option of the holder. If the Holder elects to receive interest in shares of common stock, the number of shares of common stock to be issued for interest shall be determined by dividing accrued interest by $0.25. Subject to the holder's right to convert, the Company has the right to redeem the debentures at a price equal to one hundred and ten percent (110%) multiplied by the then outstanding principal amount plus unpaid interest to the date of redemption. Upon maturity, the debenture and interest is payable in cash or common stock at the option of the Holder. The debentures contain customary price adjustment protections. (See Note 10: Convertible Debentures for further details)

From the proceeds of the November 2008 offering, the Company elected to repay $2.2 million, the principal portion only, of a previously issued Consolidated Note to a company controlled by a trust to which a director and shareholder of the Company is the beneficiary. The debt holder agreed to have the remaining amount of $433,923, due under the note, to be applied to a subscription to the November 3, 2008 debenture offering. Concurrently, the Company agreed to repay a Consolidated Subordinate Note that it had previously issued to debt holder who is a director and shareholder of the Company in the principal amount of $1.02 million. The debt holder agreed to have the full amount of principal and accumulated interest, in the amount of $1,158,024 due under the note, applied to a subscription of a debenture under the offering. Additionally the Company's $1.5 million credit facility also provided by the same debt holder, on which the Company had drawn down the sum of $1,103,000 as of November 3, 2008, was also satisfied by way of issuance of debentures under the November 3, 2008 offering. With the agreement to settle all the notes previously issued by the Debt holder subscribed to an aggregate of $2,566,077 of Debentures under the offering.

ESW has a principal amount of $10,334,513 of convertible debt at December 31, 2009 net of deferred costs of $36,506 and debt discount of $228,981. At December 31, 2008 ESW had a principal amount of $8,943,581 convertible debt net of deferred costs of $56,419.

In 2007, ESW's subsidiary, ESW Canada entered into a $2.5 Million revolving credit facility with RBC, to finance orders on hand. Effective September 2, 2008, ESW completed its negotiations with RBC and entered into an amendment to the secured commercial loan agreement. The amended agreement extended the term of the Agreement from June 30, 2008 through June 30, 2009. In addition to extending the term of the Agreement, certain financial covenants were also amended. The amended arrangement provided for a revolving facility available by way of a series of term loans of up to $750,000 to finance future production orders. Effective August 21, 2009, the term of the secured commercial loan agreement with RBC was extended through to April 30, 2010. The Credit Facility is guaranteed by the Company and its subsidiary ESW Canada through the pledge of their assets to RBC. The facility has been guaranteed to the bank under the EDC's pre-shipment financing program. Borrowings under the revolving credit agreement bear interest at 1.5% above the bank's prime rate of interest. Repayments of any loans are required no later than one year from the date of the advancement of that loan. Obligations under the revolving credit agreement are collateralized by a first-priority lien on the assets of the Company and its subsidiary ESW Canada, Inc. including, accounts receivable, inventory, equipment and other tangible and intangible property, including the capital stock of all direct subsidiaries.

As at December 31, 2009, $713,037 is outstanding and due to RBC under the Credit Facility. As of December 31, 2008, $77,168 was outstanding and due to RBC under the Credit Facility.

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

Effective December 20, 2004, the Company's wholly owned subsidiary ESW Canada, Inc. entered into an offer to Lease agreement for approximately 50,000 square feet of leasehold space in Concord Ontario Canada. The leasehold space houses the Company's executive offices and a high volume manufacturing plant. The possession of the leasehold space took place on May 24, 2005 and the term of the lease has been extended to September 30, 2010.

The following breakdown is the total, of the minimum annual lease payments, for both leases.

                        YEAR                  $

                        2010              $405,767
                        2011              $180,990
                        2012              $180,990
                        2013              $ 30,165

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

CAPITAL LEASE OBLIGATION

The Company is committed to the following lease payments in connection with the acquisition of equipment under capital leases:

                                          YEAR              $
                                          ----           ------
                                          2010           15,899
                                          2011            3,475
                                          2012            1,448
                                                        -------
                                          TOTAL         $20,821
                                                        =======

              Less imputed interest                    (  1,103)
                                                        -------
              Total obligation under capital lease      $19,718

              Less current portion                      ( 8,857)
                                                        -------
              TOTAL LONG-TERM PORTION                   $10,861
                                                        =======

The Company has incurred $6,354 of interest expense on capital leases for the year.

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

ESTIMATES

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported period. Actual results could differ from those estimates. Significant estimates include amounts for impairment of property plant and equipment, intangible assets, share based compensation, inventory, redeemable class A special shares, convertible debentures and accounts receivable exposures..

CONCENTRATIONS OF CREDIT RISK

The Company's cash balances are maintained in various banks in Canada and the United States. Deposits held in banks in the United States are insured up to $100,000 ($250,000 per depositor through December 31, 2009) for each bank by the Federal Deposit Insurance Corporation. The balances at times may exceed these limits.

Accounts Receivable and Concentrations of Credit Risk: The Company performs on-going credit evaluations of its customer's financial condition and generally does not require collateral from its customers. Three of its customers accounted for 45%, 20%, and 9%, respectively of the Company's revenue in the fiscal year 2009 and 27%, 11%, and 25%, respectively of its accounts receivable as at December 31, 2009. Three of its customers accounted for 32%, 29%, and 15%, respectively of the Company's revenue in fiscal 2008 and 32%, 31%, and 0%, respectively of its accounts receivable as at December 31, 2008.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is estimated and recorded based on management's assessment of the credit history with the customer and current relationships with them. On this basis management has determined that a reserve of $6,637 was appropriate as at December 31, 2009 and that a reserve of $1,901 was appropriate as at December 31, 2008.

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

PATENTS AND TRADEMARKS

Patents and trademarks consist primarily of the costs incurred to acquire them from an independent third party. The Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets," which was primarily codified into Topic 350-20, Goodwill, 350-30, Intangibles other than goodwill in the Accounting Standards Codification ("ASC") requires intangible assets with a finite life be tested for impairment whenever events or circumstances indicate that a carrying amount of an asset (or asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated discounted cash flow used in determining the fair value of the asset. ESW conducted a test for impairment and as of December 31, 2009 found no impairment.

Patents and trademarks are being amortized on a straight-line basis over their estimated life of ten years. Amortization expense for the year ended December 31, 2009 and 2008 were $212,792 and $213,080 respectively.

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

RESEARCH AND DEVELOPMENT

The Company is engaged in research and development work. Research and development costs, are charged as operating expense of the Company as incurred. Any grant money received for research and development work will be used to offset these expenditures. For the year ended December 31, 2009 and 2008 the Company expensed $930,548 and $1,323,754 respectively towards research and development costs. In 2009 and 2008, grant money amounted to $168,753 and $221,990 respectively.

FOREIGN CURRENCY TRANSLATION

The consolidated financial statements have been translated into United States dollars in accordance with Accounting Standards Codification Topic 830 - Foreign Currency Matters. All monetary items have been translated using the exchange rates in effect at the balance sheet date. All non -monetary items have been translated using the historical exchange rates at the time of transactions. Income statement amounts have been translated using the average exchange rate for the year. The unrealized portion of a foreign exchange gain or loss is included in Accumulated other comprehensive income.

PRODUCT WARRANTIES

The Company provides for estimated warranty costs at the time of sale and accrues for specific items at the time their existence is known and the amounts are determinable. The Company estimates warranty costs using standard quantitative measures based on industry warranty claim experience and evaluation of specific customer warranty issues.

RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2010, the FASB issued ASU No. 2010-06, -Improving Disclosures about Fair Value Measurements (ASU 2010-06) (codified within ASC 820 -Fair Value Measurements and Disclosures). ASU 2010-06 improves disclosures originally required under SFAS No. 157. ASU 2010-16 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The Company will comply with the additional disclosures required by this guidance upon its adoption in January 2010.

In December 2009, the FASB issued ASU 2009-16, - Transfers and Servicing (Topic
860) - Accounting for Transfers of Financial Assets. ASU 2009-16 amends the accounting for transfers of financials assets and will require more information about transfers of financial assets, including securitizations, and where entities have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 is effective at the start of a reporting entity's first fiscal year beginning after November 15, 2009, with early adoption not permitted. The Company will comply with the additional disclosures required by this guidance upon its adoption in January 2010.


In October 2009, the FASB issued ASU 2009-15, - Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. ASU 2009-15 amends the accounting and reporting guidance for debt (and certain preferred stock) with specific conversion features or other options. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009. The Company is currently assessing the impact of ASU 2009-13 on its consolidated financial position, results of operations and cash flows.

In October 2009, the FASB issued ASU No. 2009-13, - Multiple Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force (ASU 2009-13) (codified within ASC Topic 605). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently assessing the impact of ASU 2009-13 on its consolidated financial position, results of operations and cash flows.

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, - Measuring Liabilities at Fair Value (ASU 2009-05) (codified within ASC 820 - Fair Value Measurements and Disclosures). ASU 2009-05 amends the fair value and measurement topic to provide guidance on the fair value measurement of liabilities. ASU 2009-05 is effective for interim and annual periods beginning after August 26, 2009. The Company adopted this guidance effective October 1, 2009.

In June 2009, the FASB issued SFAS No. 168, - The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162 (SFAS 168) (codified within ASC 105 -Generally Accepted Accounting Principles). SFAS 168 stipulates that the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. In conjunction with the issuance of SFAS 168, the SEC issued interpretive guidance Final Rule 80 (FR-80) regarding FASB`s Accounting Standards Codification. Under FR-80, the SEC clarified that the ASC is not the authoritative source for SEC guidance and that the ASC does not supersede any SEC rules or regulations. Further, any references within the SEC rules and staff guidance to specific standards under U.S. GAAP should be understood to mean the corresponding reference in the ASC. FR-80 is also effective for interim and annual periods ending after September 15, 2009. The adoption had no impact on the Company's financial position, cash flows or results of operations.

In June 2009, the FASB issued SFAS No. 166, - Accounting for Transfers of Financial Assets (SFAS 166) (codified within ASC 860 -Transfers and Servicing). SFAS 166 amends the derecognition guidance in SFAS No. 140, - Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS No. 140). SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will comply with the additional disclosures required by this guidance upon its adoption in January 2010.

In May 2009, the FASB issued SFAS No. 165, - Subsequent Events (SFAS 165) (codified within ASC 855 - Subsequent Events). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. Specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective prospectively for interim and annual periods ending after June 15, 2009. The Company adopted this guidance on June 30, 2009.


In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, - Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1) (codified within ASC 825 - Financial Instruments). FSP FAS 107-1 and APB 28-1 require fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP FAS 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009. The Company adopted this guidance on June 30, 2009.


In April 2009, the FASB issued FSP FAS 157-4 - Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly (codified within ASC
820). FSP FAS 157-4 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 becomes effective for interim and annual reporting periods after June 15, 2009 and shall be applied prospectively. The adoption of this guidance did not have a significant effect on the Company's consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, - Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2) (codified within ASC 320 - Investments - Debt and Equity Securities). FSP FAS 115-2 and FAS 124-2 change the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a significant effect on the Company's consolidated financial statements.

In June 2008, , the FASB issued EITF 07-05Determining Whether an Instrument (or Embedded Feature) is Indexed to a Company's Own Stock, (codified within ASC 815
- Derivatives and Hedging - Contracts in Entity's Own Equity), the FASB ratified the consensus reached on determining whether an instrument (or embedded feature) is indexed to an entity's own stock. This consensus clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which would qualify as a scope exception under the standard accounting for derivative instruments and hedging activities. This consensus is effective for financial statements issued for fiscal years beginning after December 15, 2008. It was effective for the Company on January 1, 2009. The adoption of this consensus did not have a significant effect on the company's consolidated financial statements.


In March 2008, the FASB issued SFAS No. 161, - Disclosures About Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133, (SFAS 161) (codified within ASC 815 - Derivatives and Hedging). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity`s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company adopted this guidance on January 1, 2009. The Company currently does not have any derivative financial instruments subject to accounting or disclosure under this standard; therefore, the adoption of this standard did not have a significant effect on the Company's consolidated statement of financial position, results of operations or cash flows.

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

FOREIGN EXCHANGE RISK

ESW's foreign subsidiaries conduct their businesses in local currency predominantly the Canadian Dollar. ESW's exposure to foreign currency transaction gains and losses is the result of certain net receivables due from its foreign subsidiaries. ESW's exposure to foreign currency translation gains and losses also arises from the translation of the assets and liabilities of its subsidiaries to U.S. dollars during consolidation. ESW recognized a translation gain of $173,857 in 2009 as compared to a loss of $198,792 in 2008 reported as comprehensive loss in the Consolidated Statements of Changes in Stockholders' Equity (Deficit), ESW recognized a translation gain of $10,035 in 2009 as compared to a loss of $186,743 in 2008 reported as Foreign exchange (gain) / loss in the Consolidated Statements Of Operations And Comprehensive Gain /
(Loss) primarily as a result of exchange rate differences between the U.S. dollar and the Canadian Dollar.

ESW's strategy for management of currency risk relies primarily upon conducting its operations in the countries' respective currency and ESW may, from time to time, engage in hedging intended to reduce its exposure to currency fluctuations. At December 31, 2009, ESW had no outstanding forward exchange contracts.

INTEREST RATE RISK

ESW invests in highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase. These investments are fixed rate investments. Investments in fixed rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. However due to the limited amount of investment in such securities and their terms restricted to three months or less, ESW does not expect the impact on these investments to be material. At December 31, 2009 and 2008, ESW had no investments.

The interest payable on one of ESW`s subsidiaries bank loan is based on variable interest rates and therefore affected by changes in market interest rates. The Canadian prime business interest rates have decreased over the last two years. The average interest rate the Company is paying is 3.9%. Falling interest rates have positively impacted interest expense. Due to the short term nature of these loans the impact of changing interest rates is not considered significant.

ESW currently has no variable-rate, long-term debt that exposes ESW to interest rate risk. Generally, the fair market value of ESW`s fixed interest rate convertible debentures will increase as interest rates fall and decrease as interest rates rise. At December 31, 2009 ESW has a principal amount of $10,334,513 of Convertible debt net of deferred costs of $36,506 and debt discount of $228,981.As at December 31, 2008, the new Convertible Debenture amounted to $8,943,581 net of deferred costs of $56,419.

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS



                                    MSCM LLP

                           701 EVANS AVENUE, SUITE 800

                            TORONTO, ONTARIO M9C 1A3



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders of Environmental Solutions Worldwide, Inc.


We have audited the accompanying consolidated balance sheet of Environmental Solutions Worldwide, Inc. (the "Company") as of December 31, 2009, and the related consolidated statements of operations and comprehensive income, changes in stockholders' deficit and comprehensive income and cash flows for the year then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.






MSCM LLP
Toronto, Canada
April 6, 2010

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS

Deloitte & Touche LLP
1 Concorde Gate
Suite 200
Toronto, ON M3C 4G4
Canada


REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS


To the Board of Directors and Stockholders of Environmental Solutions Worldwide, Inc.
Toronto, Ontario, Canada

We have audited the accompanying consolidated balance sheet of Environmental Solutions Worldwide, Inc. and subsidiaries (the "Company") as of December 31, 2008, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Environmental Solutions Worldwide, Inc. and subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Deloitte & Touche LLP
Independent Registered Chartered Accountants
Licensed Public Accountants
April 8, 2009

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
                          CONSOLIDATED BALANCE SHEETS
                                  DECEMBER 31,

                                                                         2009            2008
                                                                     ------------    ------------
ASSETS

Current Assets
      Cash and cash equivalents (Note 4)                             $    632,604    $  2,247,623
      Accounts receivable, net of allowance                             1,118,929         103,728
          for doubtful accounts of $6,637 (2008 - $1,901) (Note 2)
      Inventory (Note 5)                                                1,508,414         723,812
      Prepaid expenses and sundry assets                                  213,484         313,936
                                                                     ------------    ------------
          Total current assets                                          3,473,431       3,389,099

Property, plant and equipment under construction (Note 6)                 138,800         171,445

Property, plant and equipment, net of accumulated
      depreciation of $ 4,663,281                                       2,687,105       3,324,364
      (2008 - $3,530,182) (Note 6)

Patents and trademarks, net of accumulated
      amortization of $1,901,501                                          229,347         440,734
      (2008 - $1,688,157) (Note 2)
                                                                     ------------    ------------
                                                                     $  6,528,683    $  7,325,642
                                                                     ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Accounts payable                                               $  1,126,680    $    407,737
      Accrued liabilities (Note 2)                                      1,311,518         258,155
      Notes payable to related party (Note 7)                             500,000              --
      Bank loan (Note 8)                                                  713,037          77,168
      Customer deposits                                                     9,857          12,540
      Redeemable class A special shares (Note 9)                          453,900         453,900
      Current portion of capital lease obligation (Note 15)                 8,857          12,001
                                                                     ------------    ------------
          Total current liabilities                                     4,123,849       1,221,501
                                                                     ------------    ------------
Long Term Liabilities
      Convertible debentures net of deferred costs                     10,334,513       8,943,581
          of $36,506 (2008 - $56,419)
          and debt discount of $228,981 (2008 - $ nil) (Note 10)
      Capital lease obligation (Note 15)                                   10,861          19,005
                                                                     ------------    ------------
          Total long term liabilities                                  10,345,374       8,962,586
                                                                     ------------    ------------
Total liabilities                                                      14,469,223      10,184,087
                                                                     ------------    ------------
Commitments and Contingencies (Note 15)

Stockholders' Deficit (Note 12)(Note 13)
      Common stock, $0.001 par value, 125,000,000
          shares authorized; 73,823,851 shares
          (2008 - 72,973,851) issued and outstanding                       73,822          72,972
      Additional paid-in capital                                       26,083,635      25,403,485
      Accumulated other comprehensive income                              425,383         251,526
      Accumulated deficit                                             (34,523,380)    (28,586,428)
                                                                     ------------    ------------
Total stockholders' deficit                                            (7,940,540)     (2,858,445)
                                                                     ------------    ------------
                                                                     $  6,528,683    $  7,325,642
                                                                     ============    ============

   The accompanying notes are an integral part of these financial statements

                    ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
     CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE GAIN / (LOSS)
                       FOR THE YEARS ENDED DECEMBER 31,

                                                                        2009            2008
                                                                    ------------    ------------
Revenue
      Net sales                                                     $  3,075,398    $    885,206

Cost of sales                                                          1,812,100         834,837
                                                                    ------------    ------------
Gross profit                                                           1,263,298          50,369
                                                                    ------------    ------------

Operating expenses
      Marketing, office and general costs                              3,329,570       3,683,165
      Research and development costs                                     930,548       1,323,754
      Officers' compensation and directors fees                          672,444         611,293
      Consulting and professional fees                                   215,984         171,746
      Foreign exchange (gain) / loss                                      10,035        (186,743)
      Depreciation and amortization                                    1,123,560       1,125,038
                                                                    ------------    ------------
                                                                       6,282,141       6,728,253
                                                                    ------------    ------------
Loss from operations                                                  (5,018,843)     (6,677,884)

Interest on long term debt                                              (870,632)       (129,072)
Amortization of deferred costs                                           (19,912)             --
Long term debt accretion                                                 (27,019)             --
Interest on notes payable to related party                                    --        (304,146)
Loss on disposal of property, plant and equipment                         (1,404)             --
Interest income                                                              858          19,850
                                                                    ------------    ------------
Net loss                                                              (5,936,952)     (7,091,252)
                                                                    ------------    ------------
Other comprehensive gain/(loss):
      Foreign currency translation of Canadian subsidiaries              173,857        (198,792)
                                                                    ------------    ------------
Net comprehensive loss                                              $ (5,763,095)   $ (7,290,044)
                                                                    ============    ============
Net loss per share (Basic and diluted)                              $      (0.08)   $      (0.10)
                                                                    ============    ============
Weighted average number of shares outstanding (Basic and diluted)     73,416,317      72,973,851
                                                                    ============    ============

   The accompanying notes are an integral part of these financial statements


                                               ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
                                CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                 AND COMPREHENSIVE INCOME THE YEARS ENDED DECEMBER 31, 2009 AND 2008


                                                                                           ACCUMULATED
                                                                                           COMPREHENSIVE
                                                           COMMON STOCK       ADDITIONAL      OTHER       ACCUMULATED
                                                        SHARES      AMOUNT  PAID-IN CAPITAL   INCOME        DEFICIT        TOTAL
December 31, 2007                                     72,973,851   $72,972   $ 25,665,761    $ 450,318   $(21,495,176)  $ 4,693,875

Net loss                                                      --        --             --           --     (7,091,252)   (7,091,252)

Stock-based compensation                                      --        --         13,646           --             --        13,646

Loss on extinguishment of debt with related party             --        --       (275,922)          --             --      (275,922)

Foreign currency translation of Canadian subsidiaries         --        --             --     (198,792)            --      (198,792)
                                                      ----------   -------   ------------    ---------   ------------   -----------
December 31, 2008                                     72,973,851   $72,972   $ 25,403,485    $ 251,526   $(28,586,428)  $(2,858,445)
                                                      ----------   -------   ------------    ---------   ------------   -----------
Net loss                                                      --        --             --           --     (5,936,952)   (5,936,952)

Common stock issued on exercise of options               850,000       850        424,150           --             --       425,000

Intrinsic value of beneficial conversion feature of
  convertible debentures                                      --        --        256,000           --             --       256,000

Foreign currency translation of Canadian subsidiaries         --        --             --      173,857             --       173,857
                                                      ----------   -------   ------------    ---------   ------------   -----------
December 31, 2009                                     73,823,851   $73,822   $ 26,083,635    $ 425,383   $(34,523,380)  $(7,940,540)
                                                      ----------   -------   ------------    ---------   ------------   -----------

   The accompanying notes are an integral part of these financial statements

                    ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE YEARS ENDED DECEMBER 31,

                                                                         2009           2008
                                                                     -----------    -----------
Net Loss                                                             $(5,936,952)   $(7,091,252)
                                                                     -----------    -----------
Adjustments to reconcile net loss to net cash
       used in operating activities:
          Depreciation of property, plant and equipment                1,061,439      1,069,617
          Amortization of patents and trademarks                         212,792        213,080
          Provision for uncollectible accounts                             6,209          1,901
          Interest on long term debt                                     870,632        125,753
          Interest on notes to related party                                  --        304,146
          Amortization of deferred costs                                  19,912          3,318
          Long term debt accretion                                        27,019             --
          Loss on disposal of property, plant and equipment                1,404             --
          Stock based compensation                                            --         13,646
          Write down of Inventory                                             --        207,889
                                                                     -----------    -----------
                                                                       2,199,407      1,939,350
                                                                     -----------    -----------
Increase (decrease) in cash flows from operating
       activities resulting from changes in:
          Accounts receivable                                           (954,177)       166,074
          Inventory                                                     (591,108)        99,142
          Prepaid expenses and sundry assets                             151,036       (175,223)
          Accounts payable and accrued liabilities                       780,901        194,139
          Customer deposits                                               (2,683)        12,540
                                                                     -----------    -----------
                                                                        (616,031)       296,672
                                                                     -----------    -----------
Net cash used in operating activities                                 (4,353,576)    (4,855,230)
                                                                     -----------    -----------
Investing activities:
       Proceeds from sale of  property, plant and equipment                  951             --
          Acquisition of property, plant and equipment                  (225,134)      (288,235)
       Property, plant and equipment under construction                   54,115       (152,823)
          Increase in patents and trademarks                              (1,108)        (4,618)
                                                                     -----------    -----------
Net cash used in investing activities                                   (171,176)      (445,676)
                                                                     -----------    -----------
Financing activities:
          Convertible debentures                                       1,300,000      6,000,000
          Deferred costs - legal fees paid for convertible debentures         --        (59,738)
          Bank loan                                                      846,140        324,046
          Repayment of bank loan                                        (272,224)      (246,878)
          Notes payable from related party                               800,000      1,253,000
          Repayment of notes payable to related party                         --     (2,350,000)
          Repayment of interest on notes payable to related party             --        (52,689)
          Issuance of common stock                                       425,000             --
          Repayment of capital lease obligation                          (12,001)       (11,508)
                                                                     -----------    -----------
Net cash provided by financing activities                              3,086,915      4,856,233
                                                                     -----------    -----------
Net decrease in cash and equivalents                                  (1,437,837)      (444,673)

Foreign exchange gain (loss) on foreign operations                      (177,182)      (198,792)

Cash and cash equivalents, beginning of year                           2,247,623      2,891,088
                                                                     -----------    -----------
Cash and cash equivalents, end of period                             $   632,604    $ 2,247,623
                                                                     ===========    ===========
Supplemental disclosures:
   Interest received                                                         858         19,850
   Cash paid as interest                                                      --         52,689
   Cash paid (recieved) as income taxes                              $   (10,838)   $    10,838
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

The Company has sustained recurring operating losses and negative cash flows from operations. As of December 31, 2009, the Company has an accumulated deficit of $34,523,380 and cash and cash equivalents of $632,604. Based on cash and cash equivalents on hand at December 31, 2009, anticipated spending levels, anticipated revenues from the Company's newly verified Level III on-road and off-road products and sources of funding available to the Company (See Note 18 Subsequent event), the Company estimates that it has sufficient cash resources to meet its anticipated net cash needs through the next twelve months.

The Company may be required to raise additional funds through equity or debt financing. The Company cannot assure that the funding, if needed, will be available on terms attractive to it, or at all. Furthermore, any additional financings may be dilutive to shareholders or if available, may involve restrictive covenants. The Company's failure to raise capital as and when needed or at favourable terms could have a negative impact on its financial condition and its ability to pursue business strategies. If adequate funds are not available, the Company plans to delay or reduce the scope of its operations and product development plans. In addition, the Company may be required to reduce personnel-related costs and other discretionary expenditures that are within the Company's control.

These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time. All adjustments considered necessary for fair presentation and of a normal recurring nature have been included in these consolidated financial statements.

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

ESTIMATES

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported period. Actual results could differ from those estimates. Significant estimates include amounts for impairment of property plant and equipment, intangible assets, share based compensation, inventory, redeemable class A special shares, convertible debentures and accounts receivable exposures.

CONCENTRATIONS OF CREDIT RISK

The Company's cash balances are maintained in various banks in Canada and the United States. Deposits held in banks in the United States are insured up to $250,000 per depositor through December 31, 2009 (2008 - $100,000) for each bank by the Federal Deposit Insurance Corporation. Actual balances at times may exceed these limits.

Accounts Receivable and Concentrations of Credit Risk: The Company performs on-going credit evaluations of its customer's financial condition and generally does not require collateral from its customers. Three of its customers accounted for 45%, 20%, and 9%, respectively of the Company's revenue in the fiscal year 2009 and 27%, 11%, and 25%, respectively of its accounts receivable as at December 31, 2009. Three of its customers accounted for 32%, 29%, and 15%, respectively of the Company's revenue in fiscal 2008 and 32%, 31%, and 0%, respectively of its accounts receivable as at December 31, 2008.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is estimated and recorded based on management's assessment of the credit history with the customer and current relationships with them. On this basis management has determined that a reserve of $6,637 was appropriate as at December 31, 2009 and that a reserve of $1,901 was appropriate as at December 31, 2008.

INVENTORY

Inventory is stated at the lower of cost or market determined using the first-in first-out method. Inventory is periodically reviewed for use and obsolescence, and adjusted as necessary. Inventory consists of raw materials, work in progress and finished goods.

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

PATENTS AND TRADEMARKS

Patents and trademarks consist primarily of the costs incurred to acquire them from an independent third party. The Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets," which was primarily codified into Topic 350-20, Goodwill, and 350-30, Intangibles other than goodwill in the Accounting Standards Codification ("ASC") requires intangible assets with a finite life be tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated discounted cash flow used in determining the fair value of the asset. ESW conducted a test for impairment and as of December 31, 2009 found no impairment.

Patents and trademarks are being amortized on a straight-line basis over their estimated life of ten years. Amortization expense for the year ended December 31, 2009 and 2008 was $212,792 and $213,080 respectively.

DEFERRED COSTS

Deferred costs consist of legal fees paid in connection with the issuance of the convertible debenture notes during the year 2008. The amount is being amortised in a straight line basis over a three year period from the date of issuance of the November 2008 convertible debenture notes. The amortization for the current year is $19,912 (2008 - $3,318). (See Note: 10). The deferred costs asset for the year ended December 31, 2009, amounted to $36,506 (2008 - $56,419) and has been netted against Convertible Debentures under Long Term Liabilities.

FAIR VALUE OF FINANCIAL INSTRUMENTS

FAS 157 defines fair value which was codified into Topic 820-10 Fair Value Measurements and Disclosures under the ASC, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. FAS 157 was issued in September 2006 and the Company's adoption of FAS 157 effective January 1, 2008 for financial assets and liabilities did not have an impact on its consolidated financial position, results of operations or cash flows.

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, notes payable to related party, bank loan, redeemable Class A special shares and capital lease obligation approximate fair value because of the short-term nature of these items. The carrying amount of the convertible debentures approximates their fair value as at December 31, 2009 and 2008. Interest rate risk is the risk that the value of a financial instrument might be adversely affected by a change in the interest rates. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposure through its normal operating and financing activities.

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

Therefore diluted loss per share has not been calculated for 2009 and 2008. (See
Note 16)

INCOME TAXES

Income taxes are computed in accordance with the provisions of Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" ("SFAS 109") Codified as Codification Topic 740-10 Income Taxes, which requires, among other things, a liability approach to calculating deferred income taxes. SFAS 109 requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company has adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes -- an interpretation of FASB Statement No. 109" ("FIN 48") as of January 01, 2007. The implementation of the provisions of FIN 48 requires the Company to make certain estimates and judgments about the application of tax law, the expected resolution of uncertain tax positions and other matters. In the event that uncertain tax positions are resolved for amounts different than the Company's estimates, or the related statutes of limitations expire without the assessment of additional income taxes, the Company will be required to adjust the amounts of the related assets and liabilities in the period in which such events occur.

Such adjustments may have a material impact on ESW's income tax provision and results of operations. NOTE 11- INCOME TAXES of the consolidated financial statements describes FIN 48 and the effects on results of operations and financial position arising from its adoption.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company follows SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Codified as Codification Topic 360 Property, Plant and Equipment, 10 Overall, 35 Subsequent measurement under ASC This statement requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the assets' carrying amounts may not be recoverable. In performing the review for recoverability, if future undiscounted cash flows (excluding interest charges) from the use and ultimate disposition of the assets are less than their carrying values, an impairment loss represented by the difference between its fair value and carrying value, is recognized. Management reviewed the related assets for impairment in the fourth quarter and found no impairment.

RESEARCH AND DEVELOPMENT

The Company is engaged in research and development work. Research and development costs, are charged as operating expense of the Company as incurred. Any grant money received for research and development work is be used to offset these expenditures. For the year ended December 31, 2009 and 2008 the Company expensed $930,548 and $1,323,754 respectively towards research and development costs. In 2009 and 2008, grant money amounted to $168,753 and $221,990 respectively.

FOREIGN CURRENCY TRANSLATION

The consolidated financial statements have been translated into United States dollars in accordance with Accounting Standards Codification Topic 830 - Foreign Currency Matters. All monetary items have been translated using the exchange rates in effect at the balance sheet date. All non -monetary items have been translated using the historical exchange rates at the time of transactions. Income statement amounts have been translated using the average exchange rate for the year. Translation adjustments that arise from translating the financial statements of the Company's foreign subsidiaries from local currency to U.S. dollars are recorded in other comprehensive income (loss) component of stockholders equity.

COMPREHENSIVE INCOME

Accounting Standards Codification Topic 830-30 Translation of Financial Statements establishes standards for reporting and display of comprehensive income and its components. For the years ended December 31, 2009 and 2008 accumulated other comprehensive income is reported as a component of stockholders' equity. Other comprehensive income (loss) includes only foreign currency translation adjustments.

PRODUCT WARRANTIES

The Company provides for estimated warranty costs at the time of sale and accrues for specific items at the time their existence is known and the amounts are determinable. The Company estimates warranty costs using standard quantitative measures based on industry warranty claim experience and evaluation of specific customer warranty issues. The Company currently records warranty costs as 2% of revenue, as of December 31, 2009, $ 40,290 (2008 - $ 0) was accrued against warranty provision and included in accrued liabilities and cost of sales.


SEGMENTED REPORTING

Accounting Standards Codification Topic 280-10-50 - Segmented Reporting - Overall - Disclosure changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers.

The Company also derives revenue (2009 - less than 3% of total revenue, 2008 less than 4% of total revenue) from providing air testing and environmental certification services. For the year ended December 31, 2009 and 2008, all revenues were generated from the United States. As at December 31, 2009, $1,662,243 (2008 - $2,160,815) of property, plant and equipment is located at the Air testing facility in Pennsylvania all remaining long lived assets are located in Concord, Ontario.

NOTE 3 - RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2010, the FASB issued ASU No. 2010-06, -Improving Disclosures about Fair Value Measurements (ASU 2010-06) (codified within ASC 820 -Fair Value Measurements and Disclosures). ASU 2010-06 improves disclosures originally required under SFAS No. 157. ASU 2010-16 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The Company will comply with the additional disclosures required by this guidance upon its adoption in January 2010.


In December 2009, the FASB issued ASU 2009-16, - Transfers and Servicing (Topic
860) - Accounting for Transfers of Financial Assets. ASU 2009-16 amends the accounting for transfers of financials assets and will require more information about transfers of financial assets, including securitizations, and where entities have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 is effective at the start of a reporting entity's first fiscal year beginning after November 15, 2009, with early adoption not permitted. The Company will comply with the additional disclosures required by this guidance upon its adoption in January 2010.

In October 2009, the FASB issued ASU 2009-15, - Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. ASU 2009-15 amends the accounting and reporting guidance for debt (and certain preferred stock) with specific conversion features or other options. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009. The Company is currently assessing the impact of ASU 2009-13 on its consolidated financial position, results of operations and cash flows.

In October 2009, the FASB issued ASU No. 2009-13, - Multiple Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force (ASU 2009-13) (codified within ASC Topic 605). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently assessing the impact of ASU 2009-13 on its consolidated financial position, results of operations and cash flows.

In August 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-05, - Measuring Liabilities at Fair Value (ASU 2009-05) (codified within ASC 820 - Fair Value Measurements and Disclosures). ASU 2009-05 amends the fair value and measurement topic to provide guidance on the fair value measurement of liabilities. ASU 2009-05 is effective for interim and annual periods beginning after August 26, 2009. The Company adopted this guidance effective October 1, 2009.

In June 2009, the FASB issued SFAS No. 168, - The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162 (SFAS 168) (codified within ASC 105 -Generally Accepted Accounting Principles). SFAS 168 stipulates that the FASB Accounting Standards Codification is the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. In conjunction with the issuance of SFAS 168, the SEC issued interpretive guidance Final Rule 80 (FR-80) regarding FASB`s Accounting Standards Codification. Under FR-80, the SEC clarified that the ASC is not the authoritative source for SEC guidance and that the ASC does not supersede any SEC rules or regulations. Further, any references within the SEC rules and staff guidance to specific standards under U.S. GAAP should be understood to mean the corresponding reference in the ASC. FR-80 is also effective for interim and annual periods ending after September 15, 2009. The adoption had no impact on the Company's financial position, cash flows or results of operations.


In June 2009, the FASB issued SFAS No. 166, - Accounting for Transfers of Financial Assets (SFAS 166) (codified within ASC 860 - Transfers and Servicing). SFAS 166 amends the derecognition guidance in SFAS No. 140, - Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS No. 140). SFAS 166 is effective for fiscal years beginning after November 15, 2009. The Company will comply with the additional disclosures required by this guidance upon its adoption in January 2010.

In May 2009, the FASB issued SFAS No. 165, - Subsequent Events (SFAS 165) (codified within ASC 855 - Subsequent Events). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. Specifically, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective prospectively for interim and annual periods ending after June 15, 2009. The Company adopted this guidance on June 30, 2009.


In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, - Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and APB 28-1) (codified within ASC 825 - Financial Instruments). FSP FAS 107-1 and APB 28-1 require fair value disclosures in both interim as well as annual financial statements in order to provide more timely information about the effects of current market conditions on financial instruments. FSP FAS 107-1 and APB 28-1 are effective for interim and annual periods ending after June 15, 2009. The Company adopted this guidance on June 30, 2009.


In April 2009, the FASB issued FSP FAS 157-4 - Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That are Not Orderly (codified within ASC
820). FSP FAS 157-4 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. It also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP FAS 157-4 becomes effective for interim and annual reporting periods after June 15, 2009 and shall be applied prospectively. The adoption of this guidance did not have a significant effect on the Company's consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, - Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2) (codified within ASC 320 - Investments - Debt and Equity Securities). FSP FAS 115-2 and FAS 124-2 change the method for determining whether an other-than-temporary impairment exists for debt securities and the amount of the impairment to be recorded in earnings. FSP FAS 115-2 and FAS 124-2 are effective for interim and annual periods ending after June 15, 2009. The adoption of this guidance did not have a significant effect on the Company's consolidated financial statements.

In June 2008, , the FASB issued EITF 07-05Determining Whether an Instrument (or Embedded Feature) is Indexed to a Company's Own Stock, (codified within ASC 815
- Derivatives and Hedging - Contracts in Entity's Own Equity), the FASB ratified the consensus reached on determining whether an instrument (or embedded feature) is indexed to an entity's own stock. This consensus clarifies the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which would qualify as a scope exception under the standard accounting for derivative instruments and hedging activities. This consensus is effective for financial statements issued for fiscal years beginning after December 15, 2008. It was effective for the Company on January 1, 2009. The adoption of this consensus did not have a significant effect on the company's consolidated financial statements.


In March 2008, the FASB issued SFAS No. 161, - Disclosures About Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133, (SFAS 161) (codified within ASC 815 - Derivatives and Hedging). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity`s financial position, financial performance, and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008. The Company adopted this guidance on January 1, 2009. The Company currently does not have any derivative financial instruments subject to accounting or disclosure under this standard; therefore, the adoption of this standard did not have a significant effect on the Company's consolidated statement of financial position, results of operations or cash flows.

NOTE 4 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and highly liquid investments purchased with an original or remaining maturity of 90 days or less at the date of purchase. At December 31, 2009 and 2008 all of the Company's cash and cash equivalents consisted of cash.



NOTE 5 - INVENTORY

Inventory is consists of:

                                                   DECEMBER 31,
                           INVENTORY            2009          2008
                        ---------------------------------------------
                        Raw materials        $  844,649    $  503,129
                        Work-In-Process         640,286       201,173
                        Finished goods           23,479        19,510
                        ---------------------------------------------
                              TOTAL          $1,508,414    $  723,812
                        =============================================

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:


                                                    DECEMBER 31,
            CLASSIFICATION                       2009           2008
            -----------------------------------------------------------
            Plant, machinery and equipment   $ 5,539,017    $ 5,126,108
            Office equipment                     325,626        294,250
            Furniture and fixtures               451,281        424,426
            Vehicles                              17,951         12,014
            Leasehold improvements             1,016,511        997,748
                                             --------------------------
                                             $ 7,350,386    $ 6,854,546

            Less: accumulated depreciation    (4,663,281)    (3,530,182)
                                             --------------------------
                                             $ 2,687,105    $ 3,324,364
                                             --------------------------


                                                              DECEMBER 31,
         Depreciation Expense                              2009         2008
         -----------------------------------------------------------------------
Depreciation expense included in Cost of Sales          $   56,436   $   14,979
Depreciation expense included in operating expenses     $  910,713   $  911,958
Depreciation expense included in research
  and development costs                                 $  139,109   $  142,680
                                                        -----------------------
Total Depreciation expense                              $1,106,258   $1,069,617
                                                        -----------------------


At December 31, 2009 and 2008, the Company had $138,800 and $171,445, respectively, of customized equipment under construction.

The office equipment above includes $19,121 in assets under capital lease with a corresponding accumulated depreciation of $15,493 for the year ended December 31, 2009. As at year ended December 31, 2008 office equipment included $17,665 in assets under capital lease with a corresponding depreciation of $11,668.

The Plant, machinery and equipment above includes $36,294 in assets under capital lease with a corresponding accumulated depreciation of $18,592 for the year ended December 31, 2009. As at year ended December 31, 2008, plant, machinery and equipment included $33,957 in assets under capital lease with a corresponding accumulated depreciation of $11,539.

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

On December 29, 2009, the Company issued a $500,000 unsecured subordinated promissory note to a shareholder and a member of the Company's Board of Directors with interest accruing at the annual rate of 9% upon the Company completing a financing for the gross sum of $2 million dollars or more or in the event the Company does not complete a Financing by March 31, 2010, this Note will be payable upon Demand of the Holder.

As at December 31, 2009, principal and interest on notes payable to related party was $500,000 & $0 respectively. As at December 31, 2008, principal and interest on notes payable to related party was $0.

NOTE 8 - BANK LOAN

In 2007, ESW's subsidiary, ESW Canada entered into a $2.5 Million revolving credit facility with Royal Bank of Canada ("RBC"), to finance orders on hand. Effective September 2, 2008, ESW Canada completed its negotiations with RBC and entered into an amendment to the secured commercial loan agreement. The amended agreement extended the term of the Agreement from June30, 2008 through June 30, 2009. In addition to extending the term of the Agreement, certain financial covenants were also amended. The amended arrangement provided for a revolving facility available by way of a series of term loans of up to $750,000 to finance future production orders. Effective August 21, 2009, the term of the secured commercial loan agreement with RBC was extended through to April 30, 2010. The Credit Facility is guaranteed by the Company and its subsidiary ESW Canada through a general security agreement over all assets to RBC. The facility has been guaranteed to the bank under Export Development Canada ("EDC") pre-shipment financing program. Borrowings under the revolving credit agreement bear interest at 1.5% above the bank's prime rate of interest. Repayments of any loans are required no later than one year from the date of the advancement of that loan. Obligations under the revolving credit agreement are collateralized by a first-priority lien on the assets of the Company and its subsidiary ESW Canada, Inc. including, accounts receivable, inventory, equipment and other tangible and intangible property, including the capital stock of all direct subsidiaries.

At December 31, 2009 and 2008, $713,037 and $ 77,168 respectively was owed under the credit facility.

NOTE 9 - REDEEMABLE CLASS A SPECIAL SHARES

          700,000 Class A special             $453,900 (based on the historical
          shares Authorized,                  exchange rate at the time of
          issued, and outstanding.            issuance.)


The redeemable Class A special shares are issued by the Company's wholly-owned subsidiary BBL Technologies, Inc. ("BBL") without par value, and are redeemable on demand by the holder of the shares, which is a private Ontario Corporation, at $700,000 Canadian Dollars (which translates to $660,032 USD at December 31,
2009). As the redeemable Class A special shares were issued by the Company's wholly-owned subsidiary BBL, the maximum value upon which the Company is liable is the net book value of BBL. As at December 31, 2009 BBL has an accumulated deficit of $ 1,187,506 USD ($1,839,864 Canadian dollars as at December 31, 2009) (2008 - $ 1,183,183 USD which equates to $1,834,989 Canadian) and therefore, the holder would be unable to redeem the redeemable Class A special shares at their ascribed value.

NOTE 10 - CONVERTIBLE DEBENTURES



                                           2008 DEBENTURE            2009 DEBENTURE            TOTAL 2009            TOTAL 2008
                                           --------------            --------------            ----------            ----------
Face value of convertible debenture           $ 9,000,000               $ 1,600,000          $ 10,600,000           $ 9,000,000
Less: Beneficial conversion feature                     -                  (256,000)             (256,000)                    -
      Deferred costs                              (59,738)                        -               (59,738)              (59,738)
                                         ----------------          ----------------      ----------------      ----------------
Book value upon issuance                      $ 8,940,262               $ 1,344,000          $ 10,284,262           $ 8,940,262
Accretion of the debt discount                          -                    27,019                27,019                     -
Amortization of deferred costs                     23,232                         -                23,232                 3,319
                                         ----------------          ----------------      ----------------      ----------------
CARRYING VALUE                                $ 8,963,494               $ 1,371,019          $ 10,334,513           $ 8,943,581
                                         ----------------          ----------------      ----------------      ----------------


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

On November 3, 2008, the Company completed a transaction whereby it issued $6.0 million of 9% convertible debentures (the "Debentures") to six accredited investors. The Debentures are for a term of three (3) years and are convertible into shares of the Company's common stock at the option of the holder at any time six (6) months after the date of issuance of the Debenture by dividing the principal amount of the Debenture to be converted by $0.25. The Debentures earn interest at a rate of 9% per annum payable in cash or in shares of the Company's common stock at the option of the holder. If the Holder elects to receive interest in shares of common stock, the number of shares of common stock to be issued for interest shall be determined by dividing accrued interest by $0.25. Subject to the holder's right to convert, the Company has the right to redeem the Debentures at a price equal to one hundred and ten percent (110%) multiplied by the then outstanding principal amount plus unpaid interest to the date of redemption. Upon maturity, the debenture and interest is payable in cash or common stock at the option of the Holder. The Debentures contain customary price adjustment protections. The effective yield on the 2008 debentures is 9%.

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

Concurrently, the Company repaid a Consolidated Subordinated Note that it had previously issued to a debt holder who is a director and shareholder of the Company, in the principal amount of $1,002,589. The debt holder agreed to have the full amount of principal and accumulated interest, in the amount of $1,158,024 due under the Consolidated Subordinated Note, applied to a subscription of a Debenture under the offering.

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

As at December 31, 2009, total Convertible Debentures amounted to $10,334,513 net of deferred costs of $36,506 and debt discount of $228,981, with corresponding accrued interest of $996,385. As at December 31, 2008, the Convertible Debenture amounted to $8,943,581 net of deferred costs of $56,419, with corresponding accrued interest of $125,753.

LEGAL FEES RELATED TO 2008 CONVERTIBLE DEBENTURES

The Company has recorded a deferred cost asset of $59,738 for legal fees paid in relation to the issuance of the November 2008 Convertible Debentures. The deferred costs will be amortized over the term of the November 2008 Convertible Debenture. As at December 31, 2009, the deferred cost asset and related amortization was $36,506 and $23,232 respectively. As at December 31, 2008, the deferred cost asset and related amortization was $56,419 and $3,319 respectively. Legal fees have been presented net against the related convertible debentures.

NOTE 11- INCOME TAXES

As at December 31, 2009, there are tax loss carry forwards for Federal income tax purposes of approximately $23,662,202 available to offset future taxable income in the United States. The tax loss carry forwards expire in various years through 2027 The Company does not expect to incur a Federal income tax liability in the foreseeable future. Accordingly, a valuation allowance for the full amount of the related deferred tax asset of approximately $8,281,771 has been established until realizations of the tax benefit from the loss carry forwards meet the "more likely than not" criteria.

                                            LOSS CARRY
                             YEAR            FORWARD
                             ----            -------
                             1999          $   407,067
                             2000          $ 2,109,716
                             2001          $ 2,368,368
                             2002          $   917,626
                             2003          $   637,458
                             2004          $ 1,621,175
                             2005          $ 2,276,330
                             2006          $ 3,336,964
                             2007          $ 3,378,355
                             2008          $ 3,348,694
                             2009          $ 3,260,449
                             ----          -----------
                             Total         $23,662,202


Additionally, as at December 31, 2009, the Company's two wholly owned Canadian subsidiaries had non-capital tax loss carry forwards of approximately $7,090,156 be used, in future periods, to offset taxable income. The loss carry forwards expire in various years through 2029 The deferred tax asset of approximately $2,339,458 has been fully offset by a valuation allowance until realization of the tax benefit from the non-capital tax loss carry forwards are more likely than not.
                                           LOSS CARRY
                                         FORWARD FOREIGN
                             YEAR           OPERATIONS
                             ----           ----------
                             2002           $  104,137
                             2003           $    5,164
                             2004           $    5,743
                             2005           $        2
                             2006           $  542,507
                             2007           $    6,824
                             2008           $3,548,137
                             2009           $2,877,642
                             ----           ----------
                             Total          $7,090,156



                                                          For the year ended December 31,
                                                                2009           2008
                                                           ---------------------------
Statutory tax rate:
  U.S.                                                            35.0%           35.0%
  Foreign                                                         33.0%           33.5%

Income (loss) before income taxes:
  U.S.                                                     $(3,260,449)    $(3,367,446)
  Foreign                                                   (2,676,503)     (3,723,806)
                                                           ---------------------------
                                                           $(5,936,952)    $(7,091,252)
                                                           ---------------------------
Expected income tax recovery                               $(2,024,403)    $(2,426,081)

Differences in income tax resulting from:
  Depreciation (Foreign operations)                        $    31,936     $    (1,595)
  Stock Based Compensation                                 $      --       $     4,776
  Accrued interest on loans                                $   304,721     $    44,014
                                                           ---------------------------
                                                           $(1,687,746)    $(2,378,887)
Benefit of losses not recognized                           $ 1,687,746     $ 2,378,887
                                                           ---------------------------
Income tax provision (recovery) per financial statements   $      --       $      --
                                                           ---------------------------



Deferred income tax assets and liabilities consist of the following difference:


                                                                  As at December 31,
                                                                2009             2008
                                                           -----------------------------
Assets
  Capital Assets - Tax Basis (Foreign operations only)     $  1,332,331     $  1,426,857
  Capital Assets - Book Value (Foreign operations only)      (1,020,598)      (1,204,388)
                                                           -----------------------------
  Net Capital Assets                                       $    311,732     $    222,469
  Tax loss carry forwards                                    30,751,468       24,474,065
                                                           -----------------------------
Net temporary differences (foreign operations only)        $ 31,063,200     $ 24,696,534

Statutory tax rate:
  U.S.                                                             35.0%            35.0%
  Foreign                                                          33.0%            33.5%

Temporary differences (foreign operations only)            $ 10,250,856     $  8,579,442
  Valuation allowance                                      $(10,250,856)    $ (8,579,442)
                                                           -----------------------------
  Carrying Value                                           $         --     $         --
                                                           =============================

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" which was primarily codified into Topic 740-10-30, Income Tax in the Accounting Standards Codification prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in an income tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There was no material impact on the Company's consolidated financial position and results of operations as a result of the adoption of the provisions of FIN
48. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

The Company will recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the consolidated statement of operations. Accrued interest and penalties will be included within the related tax liability line in the consolidated balance sheet.

In many cases the Company's uncertain tax positions are related to tax years that remain subject to examination by tax authorities. The following describes the open tax years, by major tax jurisdiction, as of December 31, 2009:

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

NOTE 12 - ISSUANCE OF COMMON STOCK

On June 24, 2009 the Company received $425,000 from the exercise of options at $0.50 per share and issued 850,000 shares of restricted common stock. For the year ended December 31, 2008 no common shares were issued.

NOTE 13 - STOCK OPTIONS AND WARRANT GRANTS

A total of $ 0 and $13,646 for stock based compensation has been recorded for the year ended December 31, 2009 and 2008, respectively.

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

A summary of option transactions, including those granted pursuant to the terms of certain employment and other agreements is as follows:

                                                 STOCK         WEIGHTED
                                               PURCHASE         AVERAGE
                         DETAILS                OPTIONS     EXERCISE PRICE
             -------------------------------------------------------------
             OUTSTANDING, JANUARY 1, 2008      6,996,667        $ 0.60
             Granted                             100,000        $ 0.71
             Granted                             300,000        $ 1.00
             Expired                          (1,276,667)      ($ 0.72)
                                              ----------        ------
             OUTSTANDING, JANUARY 1, 2008      6,120,000        $ 0.65
             Granted                                  --            --
             Expired                          (1,600,000)      ($ 0.50)
             Exercised                          (850,000)      ($ 0.50)
                                              ----------        ------
             OUTSTANDING, DECEMBER 31, 2009    3,670,000        $ 0.76
                                              ==========        ======


At December 31, 2009, the outstanding options have a weighted average remaining life of 22 months. And all outstanding options have vested.

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

At December 31, 2009, the Company had outstanding options as follows:

            NUMBER OF          EXERCISE
             OPTIONS             PRICE           EXPIRATION DATE
            ----------------------------------------------------
              175,000            $0.71            February-16-10
              795,000            $1.00            December-31-10
              100,000            $0.71            February-06-11
              100,000            $1.00            February-06-11
            2,150,000            $0.71            February-16-12
              100,000            $1.00            February-08-13
              250,000            $0.27              August-06-13
            ----------------------------------------------------
            3,670,000
            ====================================================


Warrants issued in connection with various private placements of equity securities, are treated as a cost of capital and no income statement recognition is required. A summary of warrant transactions is as follows:

                                                            WEIGHTED AVERAGE
       DETAILS                            WARRANT SHARES     EXERCISE PRICE
       ---------------------------------------------------------------------
       Outstanding, January 1, 2008          3,272,500          $ 1.28
       Granted                                      --              --
       Exercised                                    --              --
       Expired                              (3,272,500)         $(1.28)
       ---------------------------------------------------------------------

       Outstanding, December 31, 2009 and 2008      --             --
       =====================================================================


NOTE 14 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2009 and 2008, the Company paid shareholders and their affiliates $238,750 and $2,663,422, respectively for various services, principal and interest on promissory notes and fees rendered in addition to salaries and reimbursement of business expenses. All transactions are recorded at the exchange amounts. Any one transaction or combination attributed to one individual or entity exceeding $120,000 on an annual basis has been disclosed as follows:

NOTES PAYABLE TO RELATED PARTY

The information required by this item is included under the caption "NOTE 7 - NOTES PAYABLE TO RELATED PARTY".

CONSULTING AGREEMENT

In 2008, a director and shareholder of the company provided consulting services to the company under a consulting agreement. The agreement provided for a monthly retainer of $12,500 per month. In December 2008 the agreement was terminated. For the year ended December 31, 2008, $137,500 was paid as per the agreement for consulting services. $43,750 of expenses payable to the consultant over the period of four (4) months subsequent to the separation was recorded in accounts payable at the end of 2008 and paid out in 2009.

CONVERTIBLE DEBENTURE ISSUED TO RELATED PARTY

On August 28, 2009, the Company completed a transaction whereby it issued $1.6 million of 9% convertible debentures to six accredited investors. A director who is also a shareholder of the Company participated in the August convertible debenture offering with a principal investment of $500,000.

On November 3, 2008, the Company completed a transaction whereby it issued $6.0 million of 9% convertible debentures to six accredited investors. Based on the beneficial ownership position in the Company, The Leon Black 1997 Family Trust is included as a related party, all other entities participating in the November convertible debenture offering disclaim beneficial ownership. The Leon Black 1997 Family Trust participated in the November convertible debenture offering with a principal investment of $2,000,000.

Further information required for the convertible debentures is included under the caption "NOTE 10 - CONVERTIBLE DEBENTURES".

As at December 31, 2009, the principal amount of Convertible Debenture net of accretion due to related party amounted to $5,428,443 with a corresponding accrued interest of $540,128, and debt discount of $71,557. At December 31, 2008, Convertible Debenture due to related party amounted to $5,000,000 with a corresponding accrued interest of $68,548.

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

Effective December 20, 2004, the Company's wholly owned subsidiary ESW Canada, Inc. entered into an offer to lease agreement for approximately 50,000 square feet of leasehold space in Concord Ontario Canada. The leasehold space houses the Company's executive offices and a high volume manufacturing plant. The possession of the leasehold space took place on May 24, 2005 and the term of the lease has been extended to September 30, 2010.

The following breakdown is the total, of the minimum annual lease payments, for both leases.

                     YEAR                  $
                     --------------------------
                     2010              $405,767
                     2011              $180,990
                     2012              $180,990
                     2013              $ 30,165

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

CAPITAL LEASE OBLIGATION

The Company is committed to the following lease payments in connection with the acquisition of equipment under capital leases:

                                         YEAR              $
                                         ---------------------
                                         2010           15,899
                                         2011            3,475
                                         2012            1,448
                                                       -------
                                         TOTAL         $20,821
                                                       =======

             Less imputed interest                    (  1,103)
                                                       -------
             Total obligation under capital lease      $19,718

             Less current portion                      ( 8,857)
                                                       -------
             TOTAL LONG-TERM PORTION                   $10,861
                                                       =======

The Company incurred $6,354 of interest expense on capital leases for the year.

NOTE 16 - LOSS PER SHARE

Potential common shares of 3,670,000 related to ESW's outstanding stock options and potential common shares of 42,583,901 related to the 2008 and 2009 convertible debenture were excluded from the computation of diluted loss per share for the period ended December 31, 2009. As at December 31, 2008, 6,120,000 anti-dilutive stock options and potential common shares of 36,503,014 related to the 2008 convertible debenture have been excluded from the computation of diluted earnings per share as the effect of inclusion of these shares would have been anti-dilutive.

The reconciliation of the number of shares used to calculate the diluted loss per share is calculated as follows:

                                                         For the Year ended
                                                         Ended December 31,
                                                       2009            2008
                                                   ------------    ------------
   NUMERATOR
   Net (loss) for the period                       $ (5,936,952)   $ (7,091,252)
   Interest on debentures                          $    870,632    $    129,072
   Amortization of deferred costs                  $     19,912    $         --
   Amortization of debenture fair value            $     27,019    $         --
   Interest on notes to related party              $         --    $    304,146
                                                   ------------    ------------
                                                   $ (5,019,389)   $ (6,658,034)
   DENOMINATOR
   Weighted average number of shares outstanding     73,416,317      72,973,851
   Dilutive effect of :
      Stock options                                          --              --
      Warrants                                               --              --
      Convertible Debt conversion                            --              --
      Notes Payable to related party conversion              --              --
                                                   ------------    ------------
   DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING               --              --
                                                   ------------    ------------


NOTE 17 - COMPARATIVE FIGURES

Certain 2008 figures have been reclassified to conform to the financial statement presentation adopted in 2009. The presentation includes Other Comprehensive Income in the Consolidated Statement of Operations and Consolidated Statement Of Changes In Stockholders (Deficit).

NOTE 18 - SUBSEQUENT EVENTS

Effective January 25, 2010, the Company's Board of Directors unanimously elected Elbert O. Hand to serve as a member of the Board of Directors and appointed Mr. Hand to serve as Chairman of the Board.

Effective February 16, 2010, 175,000 stock options expired as outlined in Note 13: Options and warrants.

Effective March 19, 2010, the Company issued $3,000,000 of its 9% convertible debentures (the "Debentures") to five (5) accredited investors under Rule 506 of Regulation D. The Debentures are for a term of three (3) years and are convertible into shares of the Company's common stock at the option of the holder by dividing the principal amount of the Debenture to be converted by $0.50. The Debentures earn interest at a rate of 9% per annum payable in cash or in shares of the Company's common stock at the option of the holder. If the Holder elects to receive interest in shares of common stock, the number of shares of common stock to be issued for interest shall be determined by dividing accrued interest by $0.50. The Debentures have a mandatory conversion feature that will require the holders to convert in the event a majority of the Company's pre-existing outstanding 9% convertible debentures convert. Subject to the holder's right to convert and the mandatory conversion feature, the Company has the right to redeem the Debentures at a price equal to one hundred and ten percent (110%) multiplied by the then outstanding principal amount plus unpaid interest to the date of redemption. Upon maturity, the debenture and interest is payable in cash or common stock at the option of the Holder. The Company also has provided the holders of the Debentures registration rights. The Debentures contain customary price adjustment protections.

Effective March 25, 2010, the November 2008 and the August 2009 debenture holders agreed to convert all outstanding convertible debentures as per the terms of the respective debenture agreements (SEE NOTE 10 FOR DETAILS). The early conversion of the debentures was a condition precedent to the Company's wholly owned subsidiary ESW Canada entering into a new credit facility with Canadian Imperial Bank of Commerce ("CIBC"). A total of $10,600,000 in principal and $1,176,445 of accrued interest was converted into 43,756,653 shares of restricted common stock. The conversion of the November 2008 and the August 2009 debentures also triggered the mandatory conversion feature on the March 19, 2010 debentures. A total of $3,000,000 in principal and $3,797 in accrued interest was converted into 6,007,595 shares of restricted common stock. With these transactions effective March 25, 2010 the Company has $0 of convertible debentures and accrued interest on convertible debenture. As part of the agreement to convert all existing convertible debentures the Company has proposed a premium on the conversion transaction payable to all converting debenture holders subject to a positive Fairness opinion, approval by a Fairness Committee consisting of independent Directors of the Company's Board of Directors and an increase in the share capital of the Company. The proposed premium consists of 4,375,665 shares of Common Stock. As the Company does not have sufficient authorised shares as of the date of conversion of the debentures to fulfill the premium, upon approval, the proposed premium will be recorded as an advance share purchase agreement at fair market value, the agreement will be without interest, subordinated to the banks position and payable in a fixed number of common shares of the Company.

Effective March 31, 2010 the Company repaid the December 29, 2009, 9% unsecured subordinated promissory note issued to a shareholder and a member of the Company's Board of Directors. The Company repaid $500,000 principal and $11,342 in interest from the proceeds of the March 19, 2010 convertible debentures (See
Note 7: NOTES PAYABLE TO RELATED PARTY).

Effective March 31, 2010 ESW's subsidiary, ESW Canada entered into a demand revolving credit facility agreement with a Canadian chartered bank, Canadian Imperial Bank of Commerce ("CIBC"), to meet working capital requirements. The facility has a credit limit of $4 million. Borrowings under the facility are limited to a percentage of accounts receivable plus a percentage of inventories (capped at $ 1 million or 50% of the accounts receivable portion) less any prior ranking claims. The credit facility is guaranteed by the Company and its subsidiaries ESW Canada Inc, ESW America Inc, BBL Technologies Inc and ESW Technologies Inc through a general security agreement over all assets to CIBC. The facility has been guaranteed to the bank under Export Development Canada's Export Guarantee Program. Borrowings under the credit facility bear interest at 2.25% above the bank's prime rate of interest. Obligations under the revolving credit agreement are collateralized by a first-priority lien on the assets of the Company and its subsidiaries, including, accounts receivable, inventory, equipment and other tangible and intangible property, including the capital stock of all direct subsidiaries.

On April 05, 2010 the Board of Directors granted an aggregate award of 900,000 stock options to one executive officer and director and one director. The options vest over a period of three years with exercise prices of $0.65 (fair market value of the Company's common stock as of the date of grant) with expiry five years from the date of award.

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

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of ESW's management, including ESW's Chief Executive Officer and Chief Accounting Officer, ESW evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2009 (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Accounting Officer concluded that, as of the Evaluation Date, ESW's disclosure controls and procedures were effective to provide reasonable assurance to ensure that information required to be disclosed in ESW's Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosures.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

ESW's management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, ESW's Chief Executive and Chief Accounting Officers and effected ESW's Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that ESW's receipts and expenditures are being made only in accordance with the authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on ESW's consolidated financial statements.

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

Under the supervision of and with the participation of management, including ESW's Chief Executive Officer and Chief Accounting Officer, ESW assessed the effectiveness of its internal control over financial reporting as of December 31, 2009. In making this assessment, management used the framework in INTERNAL CONTROL-INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, ESW's management concluded that ESW's internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation of ESW's registered public accounting firm regarding internal controls over financial reporting as management's report was not subject to attestation by ESW's registered public accounting firm pursuant to Securities and Exchange Commission Rule for small business issuers.

ITEM 9B OTHER INFORMATION

Effective January 25, 2010, the Company's Board of Directors unanimously elected Elbert O. Hand to serve as a member of the Board of Directors and appointed Mr. Hand to serve as Chairman of the Board.

Effective February 16, 2010, 175,000 stock options expired as outlined in Note 13: Options and warrants.

Effective March 19, 2010, the Company issued $3,000,000 of its 9% convertible debentures (the "Debentures") to five (5) accredited investors under Rule 506 of Regulation D. The Debentures are for a term of three (3) years and are convertible into shares of the Company's common stock at the option of the holder by dividing the principal amount of the Debenture to be converted by $0.50. The Debentures earn interest at a rate of 9% per annum payable in cash or in shares of the Company's common stock at the option of the holder. If the Holder elects to receive interest in shares of common stock, the number of shares of common stock to be issued for interest shall be determined by dividing accrued interest by $0.50. The Debentures have a mandatory conversion feature that will require the holders to convert in the event a majority of the Company's pre-existing outstanding 9% convertible debentures convert. Subject to the holder's right to convert and the mandatory conversion feature, the Company has the right to redeem the Debentures at a price equal to one hundred and ten percent (110%) multiplied by the then outstanding principal amount plus unpaid interest to the date of redemption. Upon maturity, the debenture and interest is payable in cash or common stock at the option of the Holder. The Company also has provided the holders of the Debentures registration rights. The Debentures contain customary price adjustment protections.

Effective March 25, 2010, the November 2008 and the August 2009 debenture holders agreed to convert all outstanding convertible debentures as per the terms of the respective debenture agreements (SEE NOTE 10 FOR DETAILS). The early conversion of the debentures was a condition precedent to the Company's wholly owned subsidiary ESW Canada entering into a new credit facility with Canadian Imperial Bank of Commerce ("CIBC"). A total of $10,600,000 in principal and $1,176,445 of accrued interest was converted into 43,756,653 shares of restricted common stock. The conversion of the November 2008 and the August 2009 debentures also triggered the mandatory conversion feature on the March 19, 2010 debentures. A total of $3,000,000 in principal and $3,797 in accrued interest was converted into 6,007,595 shares of restricted common stock. With these transactions effective March 25, 2010 the Company has $0 of convertible debentures and accrued interest on convertible debenture. As part of the agreement to convert all existing convertible debentures the Company has proposed a premium on the conversion transaction payable to all converting debenture holders subject to a positive Fairness opinion, approval by a Fairness Committee consisting of independent Directors of the Company's Board of Directors and an increase in the share capital of the Company. The proposed premium consists of 4,375,665 shares of Common Stock. As the Company does not have sufficient authorised shares as of the date of conversion of the debentures to fulfill the premium, upon approval, the proposed premium will be recorded as an advance share purchase agreement at fair market value, the agreement will be without interest, subordinated to the banks position and payable in a fixed number of common shares of the Company.

Effective March 31, 2010 the Company repaid the December 29, 2009, 9% unsecured subordinated promissory note issued to a shareholder and a member of the Company's Board of Directors. The Company repaid $500,000 principal and $11,342 in interest from the proceeds of the March 19, 2010 convertible debentures (See
Note 7: NOTES PAYABLE TO RELATED PARTY).

Effective March 31, 2010 ESW's subsidiary, ESW Canada entered into a demand revolving credit facility agreement with a Canadian chartered bank, Canadian Imperial Bank of Commerce ("CIBC"), to meet working capital requirements. The facility has a credit limit of $4 million. Borrowings under the facility are limited to a percentage of accounts receivable plus a percentage of inventories (capped at $ 1 million or 50% of the accounts receivable portion) less any prior ranking claims. The credit facility is guaranteed by the Company and its subsidiaries ESW Canada Inc, ESW America Inc, BBL Technologies Inc and ESW Technologies Inc through a general security agreement over all assets to CIBC. The facility has been guaranteed to the bank under Export Development Canada's Export Guarantee Program. Borrowings under the credit facility bear interest at 2.25% above the bank's prime rate of interest. Obligations under the revolving credit agreement are collateralized by a first-priority lien on the assets of the Company and its subsidiaries, including, accounts receivable, inventory, equipment and other tangible and intangible property, including the capital stock of all direct subsidiaries.

On April 05, 2010 the Board of Directors granted an aggregate award of 900,000 stock options to one executive officer and director and one director. The options vest over a period of three years with exercise prices of $0.65 (fair market value of the Company's common stock as of the date of grant) with expiry five years from the date of award.

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

         NAME                   POSITION                        DATE ELECTED/
                                                                 APPOINTED
 -------------------------------------------------------------------------------
 Elbert O. Hand            Chairman                            January 2010

 David J. Johnson          Director, President and Chief       September 2000
                           Executive Officer

 Nitin Amersey             Director                            January 2003

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

ELBERT O. HAND. Age 69, has extensive experience in corporate management. Mr. Hand became President of Hartmarx Corporation in 1985 and Chairman and Chief Executive Officer from 1992 through 2004 and thereafter retired as Chairman and remained as a director though 2009. Mr. Hand has also served on the Main Board of Austin Reed PLC, London from 1993 to 2002 and currently serves on the Board of Arthur J. Gallagher Inc. and has been a director from 2002 through the present. Mr. Hand also serves on the advisory board of Terlato Wines International and is a board member of the Savannah Music Festival, Savannah Georgia and Chicago's Music of the Baroque Chorus and Orchestra of which he was Chairman from 1995 to 2004. Mr. Hand attended The Kellog School of Management's Executive Development Program at Northwestern University and received a bachelor's degree from Hamilton College, Clinton, New York State. Effective January 25, 2010, ESW's Board of Directors unanimous elected Elbert O. Hand to serve as a member of the Board of Directors and appointed Mr. Hand Interim Chairman until the next annual meeting of shareholders.

DAVID J. JOHNSON, age 48, has 27 years experience in the automotive industry in various aspects of advanced engineering, systems development, manufacturing of components, and as an entrepreneur. Mr. Johnson has served as the Company's Chief Operating Officer from August 2000 through November 2001 and was elected as a to the Board of Directors in September 2000. In addition to serving as a Director of the Company, Mr. Johnson has served as Senior Vice President of Sales and Marketing from November 2001 until May 2004 and served as acting Chief Financial Officer from December 2004 through May 2005. Mr. Johnson was appointed as the Interim Chief Executive Officer and President in May 1, 2004 and was subsequently appointed President, Chief Executive Officer in June of 2005. Mr. Johnson attended Tollgate Tech. Secondary, Mohawk College, Devry Institute of Technologies and is an active member of the Society of Automotive Engineers
(SAE).

NITIN M. AMERSEY, age 58, has over thirty-six years of experience in international trade, marketing and corporate management. Mr. Amersey was elected as a director of Environmental Solutions Worldwide and has served as a member of the board since January 2003. Mr. Amersey was appointed interim Chairman of the Board in May 2004 and subsequently was appointed Chairman of the Board in December 2004 and served as Chairman on ESW's board through to January 2010. In addition to his service as a board member of Environmental Solutions Worldwide, Mr. Amersey has been Chairman of Scothalls Limited, a private trading firm since 1978. Mr. Amersey has also served as President of Circletex Corp., a financial consulting management firm since 2001 and has served as chairman of Midas Touch Global Media Corp from 2005 to the present. He is also Chairman of Hudson Engineering Industries Pvt. Ltd. and of Trueskill Technologies Pvt. Ltd., private companies domiciled in India. He is a director and CFO of the Trim Holding Group, and the Chairman of ABC Acquisition Corp 1501, both public corporations. From 2003 to 2006 Mr. Amersey was Chairman of RMD Entertainment Group and also served during the same period as chairman of Wide E-Convergence Technology America Corp. Mr. Amersey is also the owner of Langford Business Services LLC. Mr. Amersey has a Masters of Business Administration Degree from the University of Rochester, Rochester, N.Y. and a Bachelor of Science in Business from Miami University, Oxford, Ohio. He graduated from Miami University as a member of Phi Beta Kappa and Phi Kappa Phi. He is the sole member manager of Amersey Investments LLC. Mr. Amersey also holds a Certificate of Director Education from the NACD Corporate Director's Institute.

MICHAEL F. ALBANESE, age 56, has over 33 year's financial experience including roles as Chief Financial Officer and Chief Operating Officer. Currently he is the president of Cost Reduction Solutions, a CPA consulting firm providing services to both private and public companies as well as to the banking industry. Mr. Albanese received a Bachelor's degree in Accounting and is a licensed CPA practicing in New Jersey. He is a member of the AICPA and NJSCPA, The Garden State Credit Association and is a registered accountant with the SEC's Public Company Accounting Oversight Board (PCAOB).

JOHN DUNLAP, III, 51, served as Chairman of the Board of Directors of the California Air Resources Board from 1994 to 1999. In this post, Mr. Dunlap promoted advanced technological solutions to achieve air quality and public health protection gains. During his tenure as Chairman, Mr. Dunlap oversaw the development and implementation of the most far-reaching air quality regulations in the world aimed at fuels, engines and over 200 consumer products. Prior to Mr. Dunlap's tenure at CARB, he served as the Chief Deputy Director of the California Department of Toxic's Substances Control where his responsibilities included, crafting the state's technology advancement program, serving as the lead administration official in securing congressional and U.S. Department of Defence/Executive Branch support and funding for military base closure environmental clean-up and in creating a network of ombudsman staff to assist the regulated businesses in demystifying the regulatory process. In addition, Mr. Dunlap spent more than a decade at the South Coast Air Quality Management District in a host of regulatory, public affairs and advisory positions where he distinguished himself as the principle liaison with the business and regulatory community. Mr. Dunlap is currently the owner of a California-based advocacy and consulting firm called the Dunlap Group. He has served on the Board of Director's of Environmental Solutions Worldwide Inc. since 2007. Mr. Dunlap has a BA degree in Political Science and Business from the University of Redlands (California) and a Master's degree in Public Policy from Claremont Graduate University (California).

BENGT G. ODNER, age 57, has served as a director since September 2000. He served as the Company's Chairman from September 2000 through October 2002. Mr. Odner has also served as our Chief Executive Officer from August 1999 through September 2000 and as interim Chief Executive Officer from February 2002 to July 2002. Mr. Odner was a director of Crystal Fund Ltd., a Bermuda mutual fund, and was a director of Crystal Fund Managers, Ltd. from 1996 until January 2003. From 1990 through 1995, Mr. Odner was the Chairman of Altus Nord AB, a property holding company specializing in Scandinavian properties and a wholly owned subsidiary of Credit Lyonais Bank Paris. Mr. Odner holds a masters degree in Business Administration from Babson College.

JOEY SCHWARTZ, age 49, has over 26 years experience in financial management, business strategy development and marketing. During various periods from February 2001 to September 2004, Mr. Schwartz served in various consulting positions involving organizational development, corporate compliance, legal affairs and finance for ESW and its wholly owned subsidiary ESW Canada Inc. In May 2005 he was appointed as Chief Financial Officer (CFO) and served as CFO through February 2008. He served as a consultant to the Company on special projects and provided advice on compliance, due diligence, regulatory and business matters from February 2008 through to December 2008. Prior to his association with the Company, Mr. Schwartz consulted for several companies in different industries including Identicam Systems Canada Ltd., which was acquired under the GE Infrastructure security group of companies. He was President of Empereau Manufacturing, for over 18 years, a manufacturing company supplying products to the commercial specification and construction industry as well as government procurement. He is currently president of JMC Emerald Corp. a consulting company. Mr. Schwartz graduated on the dean's honour roll from York University where he received a Bachelor of Arts Degree in Economics and Mathematics.

STEFAN BOEKAMP, age 61, joined the Company in July 2005 as the Plant Manager of the Company's wholly owned subsidiary, ESW Canada Inc. In February 2008 he was appointed as the Company's Vice President of Operations. Prior to joining the Company, Mr. Boekamp ran several machine building companies in Europe engaged in tooling and specialized equipment design and building between 1971 and 1983. From 1983 to 1992 he served as a General Manager and Vice President of Operations for Magna International. He was the President and Chief Executive Officer of Evermore Automation, an industrial magnet and automated equipment manufacturer between 1992 and 2005. Mr. Boekamp has a Masters Degree in Tool and Die Making, equivalent to a Professional Engineer Degree and a Masters in Business Administration from Handwerskammer Ostwetfalen-Lippe Zu Bielefeld, Bielefeld, Germany.

PRAVEEN NAIR, age 35, was appointed Chief Accounting Officer in February 2008. He joined the Company in May 2005 and served in the position of Assistant to the Chief Financial Officer supporting the Company's Chief Financial Officer in day-to-day operations. In May 2006 he was promoted to Controller for the Company's wholly owned subsidiaries, ESW America Inc. and ESW Canada Inc. Prior to joining the Company, Mr. Nair was with e-Serve International Ltd, a Citigroup company from December 2000 through January 2005 where he served as a Deputy Manager in the Business Development and Migrations Unit and subsequently as Manager and Senior Manager. He was responsible for feasibility studies and regionalizing operations from countries in Europe, North America and Africa into processing centers in Mumbai and Chennai in India. Mr. Nair has a Bachelors Degree in Commerce with specialization in Accounting and a Masters Degree in Finance from Faculty of Management Studies, College of Materials Management, Jabalpur, India.

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

We have no formal policy regarding director attendance at the annual meeting of stockholders. The Board of Directors held ten (10) meetings in 2009, all of which were telephonic. All board members were in attended at least seventy five percent (80%) of the board meetings.

AUDIT COMMITTEE COMPOSITION

The Company has a separately designated standing audit committee comprised of Michael F. Albanese (Chairman) and Nitin M. Amersey. Michael F. Albanese, qualifies as a "financial expert" as defined by SEC rules. The Company's Board has also determined that Michael F. Albanese meets the SEC definition of an "independent" director. The Audit Committee met 6 times during 2009.

COMPENSATION COMMITTEE COMPOSITION

The Compensation Committee is currently comprised of Nitin Amersey, who serves as Chairman, Bengt George Odner and Michael Albanese. In accordance with its charter, the Compensation Committee is responsible for establishing and reviewing the overall compensation philosophy of the Company, establishing and reviewing the Company's general compensation policies applicable to the chief executive officer and other officers, evaluating the performance of the chief executive officer and other officers and approving their annual compensation, reviewing and recommending the compensation of directors, reviewing and recommending employment, consulting, retirement and severance arrangements involving officers, and directors of the Corporation and reviewing and recommending proposed and existing incentive-compensation plans and equity-based compensation plans for the Corporation's directors, officers, employees and consultants. The Compensation Committee met 2 times during 2009.

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

The compensation policies are designed to align the interests of management with Environmental Solutions' shareholders. In order to do so, the committee takes into consideration the experience, responsibility and performance of each individual over the longer term and considers a range of short-and long-term cash, and non-cash compensation elements. The Company believes that this serves the goals of compensating Environmental Solutions' executive officers competitively on a current basis, tying a significant portion of the executives' compensation to company performance, and allowing the executive officers and key employees to gain an ownership stake in Environmental Solutions commensurate with their relative levels of seniority and responsibility. Each year, a review of the executive compensation program, compensation philosophy, committee mission and performance is completed. In addition, each year the committee reviews the nature and amounts of all elements of the executive officers' compensation, both separately and in the aggregate, to ensure that the total amount of compensation is competitive with respect to Environmental Solutions' peer companies, and that there is an appropriate balance for compensation that is tied to the short- and long-term performance of the Company.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Under the securities laws of the United States, the Company's directors, executive officers, and any persons holding more than ten percent of the Company's common stock are required to report their initial ownership of the Company's common stock and any subsequent changes in their ownership to the Securities and Exchange Commission. Specific due dates have been established by the Commission, and the Company is required to disclose any failure to file by those dates. Based upon (1) the copies of Section 16 (a) reports that the Company received from such persons for their 2009 fiscal year transactions, the Company believes there has been compliance with all Section 16 (a) filing requirements applicable to such officers, directors and ten-percent beneficial owners for such fiscal year.

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


                                              SUMMARY COMPENSATION TABLE
-------------------------------------------------------------------------------------------------------------------------------
                                                                          NON-EQUITY    NON-QUALIFIED
NAME                                                            OPTION     INCENTIVE      DEFERRED
/ PRINCIPAL                                           STOCK     AWARDS       PLAN       COMPENSATION     ALL OTHER
POSITION                   YEAR     SALARY    BONUS   AWARDS      (5)    COMPENSATION     EARNINGS      COMPENSATION     TOTAL
-------------------------------------------------------------------------------------------------------------------------------
David J. Johnson (1)       2009    $240,000    --       --           --        --            --           $34,998      $274,998
Director,
Chief Executive Officer    2008    $240,000    --       --           --        --            --           $37,558      $277,558
And President
-------------------------------------------------------------------------------------------------------------------------------
Joey Schwartz (2)          2009        --      --       --          --         --            --              --        $      0
Director and
Chief Financial Officer    2008    $147,500    --       --       $4,992        --            --           $55,558      $208,050
-------------------------------------------------------------------------------------------------------------------------------
Stefan Boekamp (3)         2009    $100,709    --       --           --        --            --           $10,421      $111,130
Vice President Of
Operations                 2008     $95,335    --       --       $2,391        --            --           $16,140      $113,866
-------------------------------------------------------------------------------------------------------------------------------
Praveen Nair (4)           2009    $105,088    --       --           --        --            --            $8,282      $113,370
Chief Accounting Officer
                           2008     $62,175    --       --       $2,391        --            --            $8,262       $72,828
-------------------------------------------------------------------------------------------------------------------------------




1. Mr. David J. Johnson is paid at the annual rate of $240,000. In 2009 Mr. Johnson received the following compensation $240,000 as salary and fees, $18,000 pay in lieu of vacation, a car allowance of $12,000 per annum and standard medical and dental benefits provided by the Company totalling $4,998. In 2008 Mr. Johnson received the following compensation $240,000 as salary and fees, $20,000 pay in lieu of vacation, a car allowance of $12,000 per annum and standard medical and dental benefits provided by the Company totalling $5,558.

2. In 2009 Mr. Joey Schwartz was not an executive officer of the Company and did not receive any remuneration. Mr. Joey Schwartz currently serves as a Director for the Company. Mr. Schwartz served as the Chief Financial Officer for the Company from May 2005 through to February 2008. Effective February 4, 2008 through to December 2008, Mr. Schwartz served as a consultant per an agreement with the Company. In 2008, Mr. Schwartz received the following compensation, $147,500 as salary and consulting fees, and standard medical and dental benefits provided by the Company totalling $5,558. In February 2008, Mr. Schwartz received options for 100,000 shares of Common Stock with a per share exercise price of $1.00(exercise price greater than the fair market value on the date of grant) the compensation expense for this stock option grant was $4,992. In December 2008 as per the terms of the separation clauses under the consulting agreement with Mr. Schwartz, the Company recognised a $50,000 expenses. This separation payment is due in eight equal bi-monthly instalments from December 2008 through to April 2009.

3. Mr. Stefan Boekamp is paid at the annual rate of $115,000 Canadian Dollars (which translates to United State Dollar $100,709 for the year ended December 31, 2009). In 2009 Mr. Boekamp received the following compensation $100,709 as salary, $5,423 pay in lieu of vacation, and standard medical and dental benefits provided by the Company totalling $4,998. In 2008 Mr. Boekamp received the following compensation $95,335 as salary, $10,582 pay in lieu of vacation, and standard medical and dental benefits provided by the Company totalling $5,558. In February 2008, Mr. Boekamp received options for 50,000 shares of Common Stock with a per share exercise price of $0.71(exercise price greater than the fair market value on the date of grant) the compensation expense for this stock option grant was $2,391.

4. Mr. Praveen Nair is paid at the annual rate of $120,000 Canadian Dollars (which translates to United State Dollar $105,088 for the year ended December 31, 2009). In 2009 Mr. Nair received the following compensation $105,088 as salary, $3,284 pay in lieu of vacation, and standard medical and dental benefits provided by the Company totalling $4,998. In 2008 Mr. Nair received the following compensation $62,175 as salary, $2,704 pay in lieu of vacation, and standard medical and dental benefits provided by the Company totalling $5,558. In February 2008, Mr. Nair received options for 50,000 shares of Common Stock with a per share exercise price of $0.71(exercise price greater than the fair market value on the date of grant) the compensation expense for this stock option grant was $2,391.

5. Represents the cost of the compensation expense recorded by the Company for option grants in 2009 and 2008.



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

In 2009 Mr. Schwartz was not an executive officer of the company. In 2008 Mr. Schwartz acting as the Company's Chief Financial Officer received total compensation of $120,000 on an annual basis plus benefit plans ESW offers to its employees. Effective February 4, 2008, the Company and Mr. Schwartz entered into a consulting agreement whereby Mr. Schwartz would serve as a consultant to the Company and would no longer serve as the Company's Chief Financial Officer. Under the consulting agreement, Mr. Schwartz received a $12,500 monthly fee and served as a consultant to the Company on special projects and provided advice on compliance, due diligence, regulatory and business matters. Effective December 2008 the consulting agreement with Mr. Schwartz was terminated.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows certain information regarding the outstanding equity awards held by the Named Executives at the end of 2009.

No stock options were granted in 2009. In February 2008 the Board of Directors granted:

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

                        NUMBER OF SECURITIES             OPTION         OPTION
                              UNDERLYING                 EXERCISE       EXPIRY
NAME                    UNEXERCISED OPTIONS(#)            PRICE          DATE
--------------------------------------------------------------------------------
                              200,000                     $1.00       12/30/2010
David J. Johnson              700,000                     $0.71       02/16/2012
                              150,000                     $0.27       08/06/2013
--------------------------------------------------------------------------------
                               50,000                     $0.71       02/16/2010
Stefan Boekamp                 50,000                     $1.00       12/30/2010
                               50,000                     $0.71       02/06/2011
--------------------------------------------------------------------------------
                               50,000                     $0.71       02/16/2010
Praveen Nair                   20,000                     $1.00       12/30/2010
                               50,000                     $0.71       02/06/2011
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

COMPENSATION OF NON-MANAGEMENT DIRECTORS

                                   FEES EARNED       OPTIONS
 NAME OF OUTSIDE                   OR PAID IN       AWARDS (1)
 DIRECTOR               YEAR           CASH             $            TOTAL
 --------------------------------------------------------------------------
 Elbert O. Hand (2)     2009         $   --          $    --       $  --

                        2008         $   --          $    --       $  --
 --------------------------------------------------------------------------

 Nitin M. Amersey       2009         $49,500         $    --       $ 49,500

                        2008         $54,000         $    --       $ 54,000
 --------------------------------------------------------------------------
 Michael F. Albanese    2009         $38,500         $    --       $ 38,500

                        2008         $42,000         $    --       $ 42,000
 --------------------------------------------------------------------------
 John D. Dunlap III     2009         $27,500         $    --       $ 27,500

                        2008         $30,000         $    --       $ 30,000
 --------------------------------------------------------------------------
 Bengt G. Odner         2009         $27,500         $    --       $ 27,500

                        2008         $30,000         $    --       $ 30,000
 --------------------------------------------------------------------------
 Joey Schwartz          2009        $ 27,500         $    --       $ 27,500

                        2008         $ 1,250         $    --       $  1,250
 --------------------------------------------------------------------------


 During the fiscal year 2009 and 2008, outside directors were compensated at the rate of $2,500 a month. The Chairman of the Board of Directors received an additional $2,000 per month and the Chair of the audit committee received an additional $1,000 per month.

(1) Represents the cost of the compensation expense recorded by the Company in accordance with FAS123R (ASC 718-10-10). In 2009 and 2008 no stock option awards were issued to Outside Directors.

(2) Effective January 25, 2010, ESW's Board of Directors unanimous elected Elbert O. Hand to serve as a member of the Board of Directors and appointed Mr. Hand Interim Chairman until the next annual meeting of shareholders. Mr. Hand did not receive any compensation from the Company in 2009 and 2008.

The following table shows certain information regarding the outstanding equity awards held by the outside Directors at the end of 2009.

No stock awards or stock options were granted to the outside Directors in 2009 and 2008.

                                                    OPTION
                                   NUMBER OF        EXERCISE      OPTION
                                   OPTIONS (#)       PRICE      EXPIRATION
       NAME                        OUTSTANDING        ($)          DATE
       -------------------------------------------------------------------
                                    50,000          $  0.27     08/06/2013
       Nitin M. Amersey            150,000          $  1.00     12/30/2010
                                   300,000          $  0.71     02/16/2012
       -------------------------------------------------------------------
       Michael F. Albanese         450,000          $  0.71     02/16/2012
       -------------------------------------------------------------------
       John D. Dunlap III          300,000          $  0.71     02/16/2012
       -------------------------------------------------------------------
                                    50,000          $  0.27     08/06/2013
       Bengt G. Odner              150,000          $  1.00     12/30/2010
                                   300,000          $  0.71     02/16/2012
       -------------------------------------------------------------------
                                   200,000          $  1.00     12/30/2010
       Joey Schwartz (1)           100,000          $  0.71     02/16/2012
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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, to the best knowledge of the Company, as of March 31, 2010, certain information with respect to (1) beneficial owners of more than five percent (5%) of the outstanding common stock of the Company, (2) beneficial ownership of shares of the Company's common stock by each director and named executive, (3) beneficial ownership of shares of common stock of the Company by all directors and officers as a group.

Unless otherwise noted, all shares are beneficially owned and the sole voting and investment power is held by the persons/entities indicated.

Calculations are based upon the aggregate of all shares of common stock issued and outstanding as of March 29, 2010 in addition to shares issuable upon exercise of options currently exercisable or becoming exercisable within 60 days and which are held by the individuals named on the table.

As a result of the debenture financing disclosed in Note 10: Convertible Debentures and the Note 18: - Subsequent Events and subsequent conversion of the debentures disclosed in Note 18: - Subsequent Events, the combined ownership position held by Leon D. Black , The Black Family 1997 Trust, The Leon D. Black Trust UAD 11/30/92 FBO Alexander Black, TheLeon D. Black Trust UAD 11/30/92 FBO Benjamin Black, The Leon D. Black Trust UAD 11/30/92 FBO Joshua Black and The Leon D. Black Trust UAD 11/30/92 FBO Victoria Black has decreased from a potential ownership of 44.39% in 2008 to an actual ownership of 32.11% on a fully diluted basis, however these entities disclaim beneficial ownership (see beneficial ownership table below) . Also the potential ownership position held by Mr. Bengt G. Odner, a director and shareholder of the Company has decreased from to 25.29% in 2008 to 19.61% in 2009 (actual ownership 19.29% - 2009) on a fully diluted basis. The reason for ownership interest decrease on a fully diluted basis is due to the company's recent finance offerings as described in
Note 18: Subsequent Events.



NAME AND ADDRESS OF                     TOTAL BENEFICIAL             PERCENT OF
 BENEFICIAL OWNER                          OWNERSHIP         (1)        CLASS
-------------------------------------------------------------------------------
Bert Hand, Chairman
c/o 335 Connie Crescent                       500,000        (2)        0.40%
Concord, ON L4K 5R2
-------------------------------------------------------------------------------
Nitin M. Amersey, Director
c/o 335 Connie Crescent                       500,000        (3)        0.40%
Concord, ON L4K 5R2
-------------------------------------------------------------------------------
David J. Johnson
Chief Executive Officer,
President and Director                      1,650,000        (4)        1.32%
c/o 335 Connie Crescent
Concord, ON L4K 5R2
-------------------------------------------------------------------------------
Bengt G. Odner, Director
c/o 335 Connie Crescent                    24,337,120        (5)       19.61%
Concord, ON L4K 5R2
-------------------------------------------------------------------------------
Joey Schwartz, Director
c/o 335 Connie Crescent                       410,000        (6)        0.33%
Concord, ON L4K 5R2
-------------------------------------------------------------------------------
Michael F. Albanese, Director
c/o 335 Connie Crescent                       450,000        (7)        0.36%
Concord, ON L4K 5R2

-------------------------------------------------------------------------------
John D. Dunlap, III, Director
c/o 335 Connie Crescent                       300,000        (8)        0.24%
Concord, ON L4K 5R2
-------------------------------------------------------------------------------
Stefan Boekamp,
Vice President of Operations
c/o 335 Connie Crescent                       100,000        (9)        0.08%
Concord, ON L4K 5R2
-------------------------------------------------------------------------------
Praveen Nair, Chief Accounting Officer
c/o 335 Connie Crescent                       70,900        (10)        0.06%
Concord, ON L4K 5R2
-------------------------------------------------------------------------------
Black Family 1997 Trust
c/o 9 West 57TH Street, Suite 4300         14,834,698        (11)      12.00%
New York NY 10019
-------------------------------------------------------------------------------
Leon D. Black
c/o 9 West 57TH Street, Suite 4300          5,879,253        (12)       4.76%
New York NY 10019
-------------------------------------------------------------------------------
Leon D. Black Trust UAD
11/30/92 FBO Alexander Black                4,743,140        (13)       3.84%
c/o 9 West 57TH Street, Suite 4300
New York NY 10019
-------------------------------------------------------------------------------
Leon D. Black Trust UAD
11/30/92 FBO Benjamin Black                 4,743,140        (14)       3.84%
c/o 9 West 57TH Street, Suite 4300
New York NY 10019
-------------------------------------------------------------------------------
Leon D. Black Trust UAD
11/30/92 FBO Joshua Black                   4,743,140        (15)       3.84%
c/o 9 West 57TH Street, Suite 4300
New York NY 10019
-------------------------------------------------------------------------------
Leon D. Black Trust UAD
11/30/92 FBO Victoria Black                 4,743,140        (16)       3.84%
c/o 9 West 57TH Street, Suite 4300
New York NY 10019
-------------------------------------------------------------------------------
All current directors and executive
officers as a group (Nine persons)         28,318,020                  22.15%
-------------------------------------------------------------------------------


(1) On the basis of 123,588,099 shares of common stock outstanding, plus, in the case of any person deemed to own shares of common stock as a result of owning options or rights to purchase common stock exercisable within 60 days of March 29, 2010.

(2) Includes 200,000 shares of Common Stock. Includes options to purchase 300,000 shares of common stock at $0.63 per share, expiring March 25, 2014. Mr. Hand has agreed to stand back on exercise of the 300,000 options until the Company has sufficient authorised shares available for issuance.

(3) Includes options to purchase 50,000 shares of common stock at $0.27 per share expiring August 6, 2013, options to purchase 150,000 shares of common stock at $1.00 per share expiring December 30, 2010, and options to purchase 300,000 shares of common stock at $0.71 per share expiring February 16, 2012. Mr. Amersey has agreed to stand back on exercise of the 500,000 options until the Company has sufficient authorised shares available for issuance.

(4) Includes options to purchase 150,000 shares of common stock at $0.27 per share expiring August 6, 2013, includes options to purchase 200,000 shares of common stock at $1.00 per share expiring December 30, 2010 options to purchase 700,000 shares of common stock at $0.71 per share expiring February 16, 2012 and options to purchase 600,000 shares of common stock at $0.63 per share expiring March 25, 2014. Mr. Johnson has agreed to stand back on exercise of the 1,650,000 options until the Company has sufficient authorised shares available for issuance.

(5) Mr. Bengt George Odner is a director of Environmental Solutions Worldwide, Inc. as well as AB Odnia and the beneficiary of a trust that controls Ledelle Holdings Limited and Sedam Limited. Includes indirect ownership of 7,609,943 shares of Common Stock owned by Sedam Limited, a corporation organized under the laws of Cyprus which is controlled by a trust of which Mr. Bengt Odner is the sole beneficiary, and 1,000,000 shares of Common Stock owned by Ledelle Holding Limited which is controlled by a trust to which Mr. Odner is also a beneficiary. Also includes 16,507,177 shares of Common Stock Beneficially Owned by Mr. Odner represented by 14,507,177 shares acquired upon conversion of convertible debentures and 1,000,000 shares of Common Stock previously owned. Also includes 500,000 shares underlying director stock options that may be exercised as follows: 50,000 shares at $0.27 per share, 150,000 shares at $1.00 per share and 300,000 shares at $0.71 per share. Mr. Odner has agreed to stand back on exercise of the 500,000 options until the Company has sufficient authorised shares available for issuance.

 (6) Includes 10,000 shares of Common Stock and includes options to purchase 200,000 shares of common stock at $1.00 per share expiring December 30, 2010, options to purchase 100,000 shares of common stock at $0.71 per share expiring February 16, 2012, and options to purchase 100,000 shares of common stock at $1.00 per share expiring February 8, 2013.

(7) Includes 450,000 options to purchase 450,000 shares of common stock at $0.71 per share expiring February 16, 2012.

(8) Includes 300,000 options to purchase 300,000 shares of common stock at $0.71 per share expiring February 16, 2012.

(9) Includes options to purchase 50,000 shares of common stock at $1.00 per share expiring December 30, 2010, and options to purchase 50,000 shares of common stock at $0.71 per share expiring February 3, 2011.

(10) Includes 900 shares of Common Stock and includes options to purchase 20,000 shares of common stock at $1.00 per share expiring December 30, 2010, and options to purchase 50,000 shares of common stock at $0.71 per share expiring February 3, 2011. Mr. Nair has agreed to stand back on exercise of the 70,000 options until the Company has sufficient authorised shares available for issuance.

(11) Includes 14,834,698 shares of Common Stock Beneficially Owned by the Black Family 1997 Trust (the "1997 Trust") represented by 5,852,381 shares of Common Stock directly beneficially owned by the 1997 Trust and 8,982,317 shares of Common Stock acquired upon conversion of convertible debentures directly beneficially owned by the 1997 Trust. Does not include: 5,879,253 shares of Common Stock directly beneficially owned, by Leon D. Black, 4,743,140 shares of Common Stock directly beneficially owned, in each case by each of (A) the Leon
D. Black Trust UAD 11/30/92 FBO Alexander Black, (B) the Leon D. Black Trust UAD 11/30/92 FBO Benjamin Black, (C) the Leon D. Black Trust UAD 11/30/92 FBO Joshua Black, and (D) the Leon D. Black Trust UAD 11/30/92 FBO Victoria Black, and (E) 1,088,095 shares of Common Stock directly beneficially owned by John J. Hannan. The 1997 Trust expressly disclaims beneficial ownership of each of the referenced securities in the preceding sentence.

(12) Includes 5,879,253 shares of Common Stock Beneficially Owned by Leon D. Black represented by 1,388,095 shares of Common Stock directly beneficially owned by Leon D. Black and 4,491,158 shares of Common Stock acquired upon conversion of convertible debentures directly beneficially owned by Leon D. Black. Also includes 5,852,381 shares of Common Stock directly beneficially owned by the Black Family 1997 Trust and 8,982,317 shares of Common Stock acquired upon conversion of convertible debentures directly beneficially owned by the 1997 Trust. Although Mr. Black may be deemed to be the indirect beneficial owner of the securities referenced in the preceding sentence, Mr. Black disclaims beneficial ownership. Does not include: 4,743,140 shares of Common Stock directly beneficially owned, by each of (A) the Leon D. Black Trust UAD 11/30/92 FBO Alexander Black, (B) the Leon D. Black Trust UAD 11/30/92 FBO Benjamin Black, (C) the Leon D. Black Trust UAD 11/30/92 FBO Joshua Black, and
(D) the Leon D. Black Trust UAD 11/30/92 FBO Victoria Black, and (E) 1,088,095 shares of Common Stock directly beneficially owned by John J. Hannan. Mr. Black expressly disclaims beneficial ownership of each of the referenced securities in the preceding sentence.

(13) Includes 851,470 shares of Common Stock directly beneficially owned by the Leon D. Black Trust UAD 11/30/92 FBO Alexander Black (the "Alexander Trust") and 3,891,670 shares of Common Stock acquired upon conversion of convertible debentures directly beneficially owned by the Alexander Trust. Does not include:
1,388,095 shares of Common Stock directly beneficially owned, and 4,491,158 shares of Common Stock acquired upon conversion of convertible debentures directly beneficially owned by Leon D. Black, 851,470 shares of Common Stock directly beneficially owned, and 3,891,670 shares of Common Stock acquired upon conversion of convertible debentures directly beneficially owned, in each case by each of (A) the Leon D. Black Trust UAD 11/30/92 FBO Benjamin Black, (B) the Leon D. Black Trust UAD 11/30/92 FBO Joshua Black, and (C) the Leon D. Black Trust UAD 11/30/92 FBO Victoria Black, (D) 5,852,381 shares of Common Stock directly beneficially owned, and 8,982,317 shares of Common Stock acquired upon conversion of convertible debentures directly beneficially owned, by the Black Family 1997 Trust, and (E) 1,088,095 shares of Common Stock directly beneficially owned by John J. Hannan. The Alexander Trust expressly disclaims beneficial ownership of each of the referenced securities in the preceding sentence.

(14) Includes 851,470 shares of Common Stock directly beneficially owned by the Leon D. Black Trust UAD 11/30/92 FBO Benjamin Black (the "Benjamin Trust") and 3,891,670 shares of Common Stock acquired upon conversion of convertible debentures directly beneficially owned by the Benjamin Trust. Does not include:
1,388,095 shares of Common Stock directly beneficially owned, and 4,491,158 shares of Common Stock acquired upon conversion of convertible debentures directly beneficially owned, by Leon D. Black, 851,470 shares of Common Stock directly beneficially owned, and 3,891,670 shares of Common Stock acquired upon conversion of convertible debentures directly beneficially owned, in each case by each of (A) the Leon D. Black Trust UAD 11/30/92 FBO Alexander Black, (B) the Leon D. Black Trust UAD 11/30/92 FBO Joshua Black, and (C) the Leon D. Black Trust UAD 11/30/92 FBO Victoria Black, (D) 5,852,381 shares of Common Stock directly beneficially owned, and 8,982,317 shares of Common Stock acquired upon conversion of convertible debentures directly beneficially owned, by the Black Family 1997 Trust, and (E) 1,088,095 shares of Common Stock directly beneficially owned by John J. Hannan. The Benjamin Trust expressly disclaims beneficial ownership of each of the referenced securities in the preceding sentence.

(15) Includes 851,470 shares of Common Stock directly beneficially owned by the Leon D. Black Trust UAD 11/30/92 FBO Joshua Black (the "Joshua Trust") and 3,891,670 shares of Common Stock acquired upon conversion of convertible debentures directly beneficially owned by the Joshua Trust. Does not include:
1,388,095 shares of Common Stock directly beneficially owned, and 4,491,158 shares of Common Stock acquired upon conversion of convertible debentures directly beneficially owned, by Leon D. Black, 851,470 shares of Common Stock directly beneficially owned, and 3,891,670 shares of Common Stock acquired upon conversion of convertible debentures directly beneficially owned, in each case by each of (A) the Leon D. Black Trust UAD 11/30/92 FBO Alexander Black, (B) the Leon D. Black Trust UAD 11/30/92 FBO Benjamin Black, and (C) the Leon D. Black Trust UAD 11/30/92 FBO Victoria Black, (D) 5,852,381 shares of Common Stock directly beneficially owned, and 8,982,317 shares of Common Stock acquired upon conversion of convertible debentures directly beneficially owned, by the Black Family 1997 Trust, and (E) 1,088,095 shares of Common Stock directly beneficially owned by John J. Hannan. The Joshua Trust expressly disclaims beneficial ownership of each of the referenced securities in the preceding sentence.

(16) Includes 851,470 shares of Common Stock directly beneficially owned by the Leon D. Black Trust UAD 11/30/92 FBO Victoria Black (the "Victoria Trust") and 3,891,670 shares of Common Stock acquired upon conversion of convertible debentures directly beneficially owed by the Victoria Trust. Does not include:
1,388,095 shares of Common Stock directly beneficially owned, and 4,491,158 shares of Common Stock acquired upon conversion of convertible debentures directly beneficially owned, by Leon D. Black, 851,470 shares of Common Stock directly beneficially owned, and 3,891,670 shares of Common Stock acquired upon conversion of convertible debentures directly beneficially owned, in each case by each of (A) the Leon D. Black Trust UAD 11/30/92 FBO Alexander Black, (B) the Leon D. Black Trust UAD 11/30/92 FBO Benjamin Black, and (C) the Leon D. Black Trust UAD 11/30/92 FBO Joshua Black, (D) 5,852,381 shares of Common Stock directly beneficially owned, and 8,982,317 shares of Common Stock acquired upon conversion of convertible debentures directly beneficially owned, by the Black Family 1997 Trust, and (E) 1,088,095 shares of Common Stock directly beneficially owned by John J. Hannan. The Victoria Trust expressly disclaims beneficial ownership of each of the referenced securities in the preceding sentence.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information about transactions involving related parties is assessed by the directors on ESW's Board. Related parties include directors and executive officers, as well as immediate family members of directors and officers, and beneficial owners of more than five percent of the Company's common stock. If the determination is made that a related party has a material interest in any Company transaction, then the Company's directors would review, approve or ratify it, and the transaction would be required to be disclosed in accordance with the SEC rules. If the related party at issue is a director, then that director would not participate in the review, approval or ratification process. In general, ESW believes that some transactions with related parties are not significant to investors because they take place under the Company's standard policies and procedures, such as: the sale or purchase of products or services in the ordinary course of business and on an arm's length basis; the employment by the Company where the compensation and other terms of employment are determined on a basis consistent with the Company's human resources policies.

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

On December 29, 2009, the Company issued a $500,000 unsecured subordinated promissory note to Mr. Bengt George Odner, a director and shareholder of the Company with interest accruing at the annual rate of 9%. Upon the Company completing a financing for the gross sum of $2 million dollars or more or in the event the Company does not complete a Financing by March 31, 2010, this Note will be payable upon Demand of the Holder.

As at December 31, 2009, principal and interest on notes payable to related party was $500,000 & $0 respectively. As at December 31, 2008, principal and interest on notes payable to related party was $0.

CONTRACTS AND AGREEMENTS

Mr. Amersey a Director of ESW is the owner of Langford Business Services LLC, a company that is party to a sales representative agreement dated March 15, 2002, with the Company's wholly owned subsidiary, ESW Canada, Inc. whereby Langford and its subagent, Hudson Engineering Industries Pvt. Ltd. (Bombay), also owned by Mr. Amersey and his family, serve as ESW Canada's exclusive representative in India for the sale and after sale support of certain products of the Company in India. To date, no sales transactions have taken place under the agreement between ESW Canada and Langford.

In 2008, Mr. Joey Schwartz, a director and shareholder of the company provided consulting services to the company under a consulting agreement. The agreement provided for a monthly retainer of $12,500 per month. In December 2008 the agreement was terminated.

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

On August 28, 2009, the Company completed a transaction whereby it issued $1.6 million of 9% convertible debentures (the "2009 Debentures") to six accredited investors. Of the $1.6 million received by the Company, $500,000 was received from Mr. Bengt George Odner a director of the Company through the exchange of a $300,000 unsecured 9% subordinated demand short term loan previously provided to the Company on August 11, 2009 and an additional $200,000 investment made by Mr. Odner in the offering. The 2009 Debentures are for a term of three (3) years and are convertible into shares of the Company's common stock at the option of the holder by dividing the principal amount of the 2009 Debenture to be converted by $0.50. The 2009 Debentures earn interest at a rate of 9% per annum payable in cash or in shares of the Company's common stock at the option of the holder. If the Holder elects to receive interest in shares of common stock, the number of shares of common stock to be issued for interest shall be determined by dividing accrued interest by $0.50. Subject to the holder's right to convert, the Company has the right to redeem the 2009 Debentures at a price equal to one hundred and ten percent (110%) multiplied by the then outstanding principal amount plus unpaid interest to the date of redemption. Upon maturity, the debenture and interest is payable in cash or common stock at the option of the Holder. The 2009 Debentures contain customary price adjustment protections.

As at December 31, 2009, the principal amount of Convertible Debenture net of accretion due to related party amounted to $5,428,443 with a corresponding accrued interest of $540,128, and debt discount of $71,557. At December 31, 2008, Convertible Debenture due to related party amounted to $5,000,000 with a corresponding accrued interest of $68,548. For further details see Note 10 - CONVERTIBLE DEBENTURES.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES:

The Company paid its principal accountant MSCM LLP, $ 0 to date in audit fees for the audit of the Company's annual financial statements for 2009.

The Company paid its principal accountant MSCM LLP $24,524 in audit fees for review of the financial statements included in its Form 10-QSB for the three quarterly reports in 2009.

The Company paid its former principal accountant Deloitte $94,286 to date in audit fees for the audit of the Company's annual financial statements for 2008.

The Company paid its former principal accountant Deloitte $19,704 in audit fees for review of the financial statements included in its Form 10-QSB for the three quarterly reports in 2008.

TAX AND OTHER FEES:

The Company paid its principal accountant MSCM LLP $0 and $29,971 for tax and compliance services for 2009.

The Company paid its former principal accountant Deloitte $0 for tax and compliance services for 2008 respectively.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

The Company has filed the following documents as part of this Form 10-K:

1. CONSOLIDATED FINANCIAL STATEMENTS

   Reports of Independent Registered Public Accounting Firm            - Page F1
   Financial Statements
             Consolidated Balance Sheets                               - Page F3
             Consolidated Statements of Income                         - Page F4
             Consolidated Statements of Stockholders' Equity           - Page F5
             Consolidated Statements of Cash Flows                     - Page F6
    Notes to Consolidated Financial Statements                      - Page F7-31


2. FINANCIAL STATEMENT SCHEDULE

All schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

3. EXHIBITS.

Exhibits are incorporated by reference to the Index of Exhibits provided at the end of this Report on Form 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned; thereunto duly authorized this 06 th day of April 2010 in the city of Concord, Province of Ontario.

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

SIGNATURES                               TITLE                    DATE
--------------------------------------------------------------------------------

/S/ ELBERT O. HAND                       CHAIRMAN                 APRIL 06, 2010
----------------------------
ELBERT O. HAND

/S/ DAVID J. JOHNSON                     PRESIDENT, CHIEF         APRIL 06, 2010
----------------------------             EXECUTIVE OFFICER,
DAVID J. JOHNSON                         AND DIRECTOR

/S/ NITIN M. AMERSEY                     DIRECTOR                 APRIL 06, 2010
----------------------------
NITIN M. AMERSEY

/S/ MICHAEL F. ALBANESE                  DIRECTOR                 APRIL 06, 2010
----------------------------
MICHAEL F. ALBANESE

/S/ JOHN DUNLAP III                      DIRECTOR                 APRIL 06, 2010
----------------------------
JOHN DUNLAP

/S/ BENGT G. ODNER                       DIRECTOR                 APRIL 06, 2010
----------------------------
BENGT G. ODNER

/S/ JOEY SCHWARTZ                        DIRECTOR                 APRIL 06, 2010
----------------------------
JOEY SCHWARTZ

/S/ PRAVEEN NAIR                         CHIEF ACCOUNTING         APRIL 06, 2010
----------------------------             OFFICER
PRAVEEN NAIR

INDEX OF EXHIBITS

EXHIBIT        DESCRIPTION
NUMBER
3.1            Articles of Incorporation of the Company. (1)

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

     10.39 Form of 9% Three (3) Year Debenture issued by the Company dated November 3, 2008. (25)

     10.40          Form of Registration Rights Agreement dated November 3,
                    2008. (25)

     10.41 Form of Consulting Agreement between Joey Schwartz and the Company dated as of February 4, 2008 (26)

     10.42 Form of Securities Subscription Agreement between the Company and Investor Ledelle Holdings Ltd. for the purchase of 9% three (3) year Convertible Debentures dated November 7, 2008. (26)

     10.43 Form of 9% Three (3) Year Debenture issued by the Company to Investor Ledelle Holdings Ltd. dated November 7, 2008. (26)

     10.44 Form of Registration Rights Agreement between the Company and Investor Ledelle Holdings Ltd. for the purchase of 9% three (3) year Convertible Debentures (25)

     10.45 Form of Securities Subscription Agreement between the Company and Investor Mr. Bengt Odner. for the purchase of 9% three (3) year Convertible Debentures dated November 7, 2008. (26)

     10.46 Form of 9% Three (3) Year Debenture issued by the Company to Investor Mr. Bengt George Odner dated November 7, 2008. (26)

     10.47 Form of Registration Rights Agreement between the Company and Investor Ledelle Holdings Ltd. for the purchase of 9% three (3) year Convertible Debentures (25)

     10.48 Form of Amendment to Employment Agreement between Praveen Nair and the Company effective as of January 1, 2009.(26)

     10.49          Form of 9% Unsecured Promissory Note (27)

     10.50 Form of Letter Agreement Amendment to Secured Commercial Loan Agreement by and between ESW Canada Inc and Royal Bank of Canada dated as of August 24, 2009 (28)

     10.51 Form of Securities Subscription Agreement for 9% Convertible Debentures dated as of August 28, 2009 (29)

     10.51          Form of 9% Three (3) year debentures (29)

     10.53 Lease Renewal Agreement by and between the Company's wholly owned subsidiary ESW America, Inc. and Nappen Associates effective October 16, 2009

     10.54          Form of 9% Unsecured Promissory Note effective December 29,
                    2009 (30)

     10.55 Form of Securitas Subscription Agreement for 9% Convertible Debentures dated as of March 19, 2010 (31)

     10.56 Form of 9% three year Convertible Debenture dated as of March 19, 2010 (31)

     10.57          Form of Registration Rights Agreement dated as of March 19,
                    2010 (31)

     10.58 Form of Loan Agreement by and between the Company's wholly subsidiary ESW Canada, Inc and Canadian Imperial Bank of Commerce effective March 31, 2010.

     10.59 Form of Guarantee of Loan Guarantee of Loan Agreement by and between Canadian Imperial Bank of Commerce and the Company, and the Company's wholly owned subsidiaries ESW America, Inc and ESW Technologies, Inc.

     10.60 Form of Patent and Trademark Security Agreement by and between the Company's wholly owned subsidiary ESW Technologies, Inc. and Canadian Imperial Bank of Commerce

     14.1 Code of ethics adopted March 28, 2005 by the Company's Board Of Directors. (12)

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

     16.5           Letter from Deloitte & Touche LLP dated May 29, 2009 (32)

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

(22) Incorporated herein by reference from the Registrants Form 8-K filed with the Securities and Exchange Commission on February 1, 2008.

(23) Incorporated herein by reference from the Registrants Form 10-KSB/A filed with the Securities and Exchange Commission on April 29, 2008.

(24) Incorporated herein by reference from the Registrants Form 8-K filed with the Securities and Exchange Commission on June 2, 2008.

(25) Incorporated herein by reference from the Registrants Form 8-K filed with the Securities and Exchange Commission on November 7, 2008.

(26) Incorporated herein by reference from the Registrants Form 10-K filed with the Securities and Exchange Commission on April 9, 2009.

(27) Incorporated herein by reference from the Registrants Form 8-K filed with the Securities and Exchange Commission on January 05, 2010.

(28) Incorporated herein by reference from the Registrants Form 8-K filed with the Securities and Exchange Commission on August 26, 2009.

(29) Incorporated herein by reference from the Registrants Form 8-K filed with the Securities and Exchange Commission on September 2, 2009.

(30) Incorporated herein by reference from the Registrants Form 8-K filed with the Securities and Exchange Commission on January 5, 2010.

(31) Incorporated herein by reference from the Registrants Form 8-K filed with the Securities and Exchange Commission on March 23, 2010.

(32) Incorporated herein by reference from the Registrants Form 8-K filed with the Securities and Exchange Commission on June 2, 2010.



* Confidential treatment requested for a portion of this exhibit

** PREVIOUSLY FILED WITH FORM SB-2.