Form 10-Q
period 2010-03-31
ENVIRONMENTAL SOLUTIONS WORLDWIDE INC
filed 2010-05-14
CIK 1082278

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                for the quarterly period ended - March 31, 2010.

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

Large Accelerated Filer | | Accelerated Filer | | Non-Accelerated Filer | | Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).YES [ ] NO [X]

There were 123,588,099 shares of the registrant's Common Stock outstanding as of May 14, 2010.

                                    FORM 10-Q

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.

                                TABLE OF CONTENTS

                                                                          PAGE #

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

        Consolidated Condensed Balance Sheets as of March 31, 2010            F2
        (unaudited) and December 31, 2009

        Consolidated Condensed Statements of Operations and Comprehensive     F3
        Gain/(Loss) for the Three Month Periods Ended March 31, 2010 and 2009 (unaudited)

        Consolidated Condensed Statements of Changes in Stockholders' Equity F4 (Deficit) and comprehensive income for the Three Months Ended
        March 31, 2010 (unaudited)

        Consolidated Condensed Statements of Cash Flows
        for the Three Months Ended March 31, 2010 and 2009 (unaudited)        F5

        Notes to Consolidated Condensed Financial Statements (unaudited)  F6-F22

Item 2. Management's Discussion And Analysis Of Financial Condition And       3
        Results Of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk.           15

Item 4. Controls And Procedures                                               16

                           PART II. OTHER INFORMATION

Item 1A. Risk Factors                                                         17

Item 2.  Unregistered Sale of Equity Securities And Use Of Proceeds           17

Item 5.  Other Information.                                                   18

Item 6.  Exhibits.                                                            18

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                       (UNAUDITED)
                                                                        MARCH 31,     DECEMBER 31,
                                                                          2010            2009
                                                                      ------------    ------------
ASSETS

Current Assets
      Cash and cash equivalents (Note 4)                              $    949,021    $    632,604
      Accounts receivable, net of allowance                              1,586,078       1,118,929
          for doubtful accounts of $10,186 (2009 - $6,637) (Note 2)
      Inventory (Note 5)                                                 2,348,538       1,508,414
      Prepaid expenses and sundry assets                                   300,397         213,484
                                                                      ------------    ------------
          Total current assets                                           5,184,034       3,473,431

Property, plant and equipment under construction (Note 6)                  163,102         138,800

Property, plant and equipment, net of accumulated
      depreciation of $ 5,016,740                                        2,520,629       2,687,105
      (2009 - $4,663,281) (Note 6)

Patents and trademarks, net of accumulated
      amortization of $1,955,132                                           175,953         229,347
      (2009 - $1,901,501) (Note 2)
                                                                      ------------    ------------
                                                                      $  8,043,718    $  6,528,683
                                                                      ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Accounts payable                                                $  1,726,205    $  1,126,680
      Accrued liabilities                                                  436,459       1,311,518
      Advance Share Subscription (Note 10)                               2,909,872              --
      Notes payable to related party (Note 7)                                   --         500,000
      Bank loan (Note 8)                                                        --         713,037
      Customer deposits                                                     14,627           9,857
      Redeemable Class A special shares (Note 9)                           453,900         453,900
      Current portion of capital lease obligation (Note 15)                  5,760           8,857
                                                                      ------------    ------------
          Total current liabilities                                      5,546,823       4,123,849
                                                                      ------------    ------------
Long-Term Liabilities
      Convertible debentures net of deferred costs                              --      10,334,513
          of $0 (2009 - $36,506)
          and debt discount of $0 (2009 - $228,981) (Note 10)
      Capital lease obligation (Note 15)                                    10,886          10,861
                                                                      ------------    ------------
          Total long-term liabilities                                       10,886      10,345,374
                                                                      ------------    ------------
          Total liabilities                                              5,557,709      14,469,223
                                                                      ------------    ------------
Commitments and Contingencies (Note 15)

Stockholders' Equity / (deficit) (Note 12)(Note 13)
      Common stock, $0.001 par value, 125,000,000
          shares authorized; 123,588,099 shares
          issued and outstanding (2009 - 73,823,851)                       123,586          73,822
      Additional paid-in capital                                        41,354,114      26,083,635
      Accumulated other comprehensive income                               529,248         425,383
      Accumulated deficit                                              (39,520,939)    (34,523,380)
                                                                      ------------    ------------

          Total stockholders' equity / (deficit)                         2,486,009      (7,940,540)
                                                                      ------------    ------------

                                                                      $  8,043,718    $  6,528,683
                                                                      ============    ============

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements


                                       F2

                    ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                       AND COMPREHENSIVE GAIN / (LOSS)
                  FOR THE THREE MONTH PERIOD ENDED MARCH 31,
                                 (UNAUDITED)

                                                                        2010            2009
                                                                    ------------    ------------
Revenue
      Net sales                                                     $  2,248,596    $    370,118

Cost of sales                                                          1,510,490         206,018
                                                                    ------------    ------------
Gross profit                                                             738,106         164,100
                                                                    ------------    ------------
Operating expenses
      Marketing, office and general costs                                995,802         812,085
      Research and development costs                                     125,314         384,707
      Officers' compensation and directors fees                          198,357         155,048
      Consulting and professional fees                                   105,975             590
      Foreign exchange loss / (gain)                                      56,223         (27,734)
      Depreciation and amortization                                      262,845         260,676
                                                                    ------------    ------------
                                                                       1,744,516       1,585,372
                                                                    ------------    ------------
Loss from operations                                                  (1,006,410)     (1,421,272)

Interest on long-term debt                                              (183,858)       (202,499)
Amortization of deferred costs                                          (117,131)         (4,979)
Long-term debt accretion                                                (768,981)             --
Inducement premium                                                    (2,909,872)             --
Interest on notes payable to related party                               (11,342)             --
Interest income                                                               35             466
                                                                    ------------    ------------
Net loss                                                              (4,997,559)     (1,628,284)
                                                                    ------------    ------------
Other comprehensive gain/(loss):
      Foreign currency translation of Canadian subsidiaries              103,865         (50,569)
                                                                    ------------    ------------
Net comprehensive loss                                              $ (4,893,694)   $ (1,678,853)
                                                                    ============    ============
Net loss per share (basic and diluted)                              $      (0.06)   $      (0.02)
                                                                    ============    ============
Weighted average number of shares outstanding (basic and diluted)     77,694,404      72,973,851
                                                                    ============    ============

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements

                                       F3

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
 CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
    AND COMPREHENSIVE INCOME FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2010
                                   (UNAUDITED)

                                                                                    ACCUMULATED
                                                                      ADDITIONAL       OTHER
                                              COMMON STOCK             PAID-IN      COMPREHENSIVE   ACCUMULATED
                                          SHARES         AMOUNT        CAPITAL         INCOME         DEFICIT         TOTAL
                                       ------------   ------------   ------------   ------------   ------------    ------------
January 1, 2010                          73,823,851   $     73,822   $ 26,083,635   $    425,383   $(34,523,380)   $ (7,940,540)

Net loss                                         --             --             --             --     (4,997,559)     (4,997,559)

Common stock issued from
  conversion of debentures               49,764,248         49,764     14,730,479             --             --      14,780,243

Fair value of convertible debentures             --             --        540,000             --             --         540,000

Foreign currency translation of
  Canadian subsidiaries                          --             --             --        103,865             --         103,865
                                       ------------   ------------   ------------   ------------   ------------    ------------
March 31, 2010                          123,588,099   $    123,586   $ 41,354,114   $    529,248   $(39,520,939)   $  2,486,009
                                       ------------   ------------   ------------   ------------   ------------    ------------

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements


                                       F4

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTH PERIOD ENDED MARCH 31,
                                   (UNAUDITED)

                                                                   2010            2009
                                                               ------------    ------------
Net Loss                                                       $ (4,997,559)   $ (1,628,284)
                                                               ------------    ------------
Adjustments to reconcile net loss to net cash
        used in operating activities:
           Depreciation of property, plant and equipment            281,492         252,742
           Amortization of patents and trademarks                    53,414          53,185
           Provision for uncollectible accounts                       3,242              --
           Interest on long-term debt                               183,858         202,499
           Amortization of deferred costs                            36,506           4,979
           Long-term debt accretion                                 768,981              --
           Inducement premium on conversion of Debentures
             (Note 10)                                            2,909,872              --
                                                               ------------    ------------
                                                                  4,237,365         513,405
                                                               ------------    ------------
Increase (decrease) in cash flows from operating
        activities resulting from changes in:
           Accounts receivable                                     (464,671)        (66,399)
           Inventory                                               (910,526)        (52,932)
           Prepaid expenses and sundry assets                       (15,322)         43,919
           Accounts payable and accrued liabilities                 615,258        (126,444)
           Customer deposits                                          4,770              --
                                                               ------------    ------------
                                                                   (770,491)       (201,856)
                                                               ------------    ------------
Net cash used in operating activities                            (1,530,685)     (1,316,735)
                                                               ------------    ------------
Investing activities:
           Proceeds from sale of  property, plant and equipment          --              --
           Acquisition of property, plant and equipment             (81,096)        (51,540)
           Property, plant and equipment under construction         (19,902)        (16,623)
           Increase in patents and trademarks                            --          (1,107)
                                                               ------------    ------------
Net cash used in investing activities                              (100,998)        (69,270)
                                                               ------------    ------------
Financing activities:
           Convertible debentures placement                       3,000,000              --
           Repayment of bank loan                                  (720,510)        (56,664)
           Repayment of notes payable to related party             (500,000)             --
           Repayment of capital lease obligation                     (3,668)         (2,924)
                                                               ------------    ------------
Net cash provided by / (used in) financing activities             1,775,822         (59,588)
                                                               ------------    ------------
Net increase / (decrease) in cash and equivalents                   144,139      (1,445,593)

Foreign exchange gain / (loss) on foreign operations                172,277         (50,569)

Cash and cash equivalents, beginning of period                      632,604       2,247,623
                                                               ------------    ------------
Cash and cash equivalents, end of period                       $    949,021    $    751,461
                                                               ============    ============
Supplemental disclosures:
Interest received                                              $         35    $        466
Cash interest paid                                             $     11,844    $        875
Other non-cash conversion debenture principal and interest
  (Note 10)                                                    $ 14,780,243    $         --
                                                               ============    ============

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements


                                       F5

NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

Environmental Solutions Worldwide Inc. (the "Company" or "ESW") through its wholly-owned subsidiaries is engaged in the design, development, manufacturing and sales of environmental technologies and testing services with its primary focus on the international on-road and off-road diesel market. ESW currently manufactures and markets a line of catalytic emission control and enabling technologies for a number of applications.

The unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"), which contemplates continuation of the Company as a going concern.

The Company has sustained recurring operating losses and negative cash flows from operations. As of March 31, 2010, the Company has an accumulated deficit of $39,520,939 and cash and cash equivalents of $949,021. Based on cash and cash equivalents on hand at March 31, 2010, anticipated spending levels, anticipated revenues from the Company's newly verified Level III on-road and off-road products and sources of funding available to the Company, the Company estimates that it has sufficient cash resources to meet its anticipated net cash needs through the next twelve months.

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

These unaudited consolidated condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern for a reasonable period of time. All adjustments considered necessary for fair presentation and of a normal recurring nature have been included in these consolidated condensed financial statements.

These statements have not been audited and should be read in conjunction with the consolidated financial statements and the notes thereto included in ESW's Annual Report on Forms 10-K, as filed with the United States Securities and Exchange Commission for the year ended December 31, 2009. The methods and policies set forth in the year-end audited consolidated financial statements are followed in these interim consolidated condensed financial statements.

All adjustments considered necessary for fair presentation and of a normal recurring nature have been included in these interim consolidated condensed financial statements. Revenues and operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.


                                       F6

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

The consolidated condensed financial statements include the accounts of the Company and its wholly-owned subsidiaries, ESW America Inc., ESW Technologies Inc., ESW Canada Inc. and BBL Technologies Inc. All inter-company transactions and balances have been eliminated on consolidation. Amounts in the consolidated condensed financial statements are expressed in U.S. dollars.

ESTIMATES

The preparation of consolidated condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported period. Actual results could differ from those estimates. Significant estimates include amounts for impairment of property plant and equipment, intangible assets, valuation of share based compensation, inventory, redeemable Class A special shares, advance share subscription and accounts receivable.

CONCENTRATION OF CREDIT RISK

The Company's cash balances are maintained in various banks in Canada and the United States. Deposits held in banks in the United States are insured up to $250,000 per depositor for each bank by the Federal Deposit Insurance Corporation. Deposits held in banks in Canada are insured up to $100,000 Canadian per depositor for each bank by The Canada Deposit Insurance Corporation a federal Crown corporation. Actual balances at times may exceed these limits.

Accounts Receivable and Concentrations of Credit Risk: The Company performs on-going credit evaluations of its customer's financial condition and generally does not require collateral from its customers. Three of its customers accounted for 27.9%, 20.4%, and 17.62%, respectively of the Company's revenue during the three month period ended March 31, 2010 and 24.8%, 15.6%, and 1.9%, respectively of its accounts receivable as at March 31, 2010. Three of its customers accounted for 45%, 20%, and 9%, respectively of the Company's revenue in fiscal 2009 and 27%, 11%, and 25%, respectively of its accounts receivable as at December 31, 2009.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is estimated and recorded based on management's assessment of the credit history with the customer and current relationships with them. On this basis management has determined that a reserve of $10,186 was appropriate as at March 31, 2010 and that a reserve of $6,637 was appropriate as at December 31, 2009.

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

PATENTS AND TRADEMARKS

Patents and trademarks consist primarily of the costs incurred to acquire them from an independent third party. The Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets", which was primarily codified into Topic 350-20, Goodwill, and 350-30, Intangibles other than goodwill in the Accounting Standards Codification ("ASC") requires intangible assets with a finite life be tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated discounted cash flow used in determining the fair value of the asset. ESW conducted a test for impairment and as of December 31, 2009 found no impairment.

Patents and trademarks are being amortized on a straight-line basis over their estimated life of ten years. Amortization expense for the period ended March 31, 2010 was $53,418, amortization expense for the year ended December 31, 2009 was $212,792.

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


                                       F8

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

The Company also derives revenue (less than 1.3% of total revenue) from providing air testing and environmental certification services. Revenues from these services are recognized upon performance.

RESEARCH AND DEVELOPMENT

The Company is engaged in research and development work. Research and development costs, are charged as operating expense of the Company as incurred. Any grant money received for research and development work is used to offset these expenditures. For the three month period ended March 31, 2010 and 2009 the Company expensed $226,840 and $384,707 respectively towards research and development costs. For the three month period ended March 31, 2010 and 2009, grant money amounted to $101,526 and $0 respectively.

PRODUCT WARRANTIES

The Company provides for estimated warranty costs at the time of sale and accrues for specific items at the time their existence is known and the amounts are determinable. The Company estimates warranty costs using standard quantitative measures based on industry warranty claim experience and evaluation of specific customer warranty issues. The Company currently records warranty costs as 2% of revenue, as of March 31, 2010, $91,336 (March 31, 2009 - $0) was accrued against warranty provision and included in accrued liabilities and cost of sales.

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

The Company also derives revenue (March 31, 2010 - less than 1.3% of total revenue, 2009 less than 3% of total revenue) from providing air testing and environmental certification services. For the period ended March 31, 2010 and December 31, 2009, all revenues were generated from the United States. As at March 31, 2010, $1,528,510 (2009 - $1,662,243) of property, plant and equipment is located at the Air testing facility in Pennsylvania all remaining long-lived assets are located in Concord, Ontario.

NOTE 3 - RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2010, the FASB issued ASU No. 2010-013 - Compensation Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades a consensus of the FASB Emerging Issues Task Force. ASU 2010-13 addresses the classification of an employee share-based award with an exercise price denominated in the currency of a market in which the underlying equity security trades. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company will comply with the additional disclosures required by this guidance upon its adoption in January 2011.


                                       F9

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements (ASU 2010-06) (codified within ASC 820 Fair Value Measurements and Disclosures). ASU 2010-06 improves disclosures originally required under SFAS No. 157. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The adoption of the guidance did not have a material effect on the Company's consolidated financial position, results of operations, cash flows or related disclosures.

In December 2009, the FASB issued ASU 2009-16, - Transfers and Servicing (Topic
860) - Accounting for Transfers of Financial Assets. ASU 2009-16 amends the accounting for transfers of financials assets and will require more information about transfers of financial assets, including securitizations, and where entities have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 is effective at the start of a reporting entity's first fiscal year beginning after November 15, 2009, with early adoption not permitted. The adoption of the guidance did not have a material effect on the Company's consolidated financial position, results of operations, cash flows or related disclosures.

In October 2009, the FASB issued ASU 2009-15, - Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. ASU 2009-15 amends the accounting and reporting guidance for debt (and certain preferred stock) with specific conversion features or other options. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009.
The adoption of the guidance did not have a material effect on the Company's consolidated financial position, results of operations, cash flows or related disclosures.

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

NOTE 4 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and highly liquid investments purchased with an original or remaining maturity of 90 days or less at the date of purchase. At March 31, 2009 and 2008 all of the Company's cash and cash equivalents consisted of cash.

NOTE 5 - INVENTORY

Inventory is summarized as follows:

                                        MARCH 31,    DECEMBER 31,
                  INVENTORY                2010          2009
                  ---------------------------------------------
                  Raw materials        $  967,698    $  844,649
                  Work-In-Process       1,294,005       640,286
                  Finished goods           86,835        23,479
                  ---------------------------------------------
                    TOTAL              $2,348,538    $1,508,414
                  =============================================


                                      F10

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                               MARCH 31,     DECEMBER 31,
            CLASSIFICATION                       2010           2009
            -----------------------------------------------------------
            Plant, machinery and equipment   $ 5,651,977    $ 5,539,017
            Office equipment                     377,530        325,626
            Furniture and fixtures               458,364        451,281
            Vehicles                              18,157         17,951
            Leasehold improvements             1,031,341      1,016,511
                                             --------------------------
                                             $ 7,537,369    $ 7,350,386

            Less: accumulated depreciation    (5,016,740)    (4,663,281)
                                             --------------------------
                                             $ 2,520,629    $ 2,687,105
                                             --------------------------

                                                         MARCH 31,   MARCH 31,
         Depreciation Expense                              2010         2009
         ----------------------------------------------------------------------
Depreciation expense included in Cost of Sales          $   41,511   $   10,215
Depreciation expense included in operating expenses $ 209,427 $ 207,491 Depreciation expense included in research
  and development costs                                 $   34,101   $   35,036
                                                        -----------------------
Total Depreciation expense                              $  285,039   $  252,742
                                                        -----------------------

At March 31, 2010 and December 31, 2009 the Company had $163,102 and $138,800, respectively, of customized equipment under construction.

The office equipment above includes $19,784 in assets under capital lease with a corresponding accumulated depreciation of $16,615 for the three month period ended March 31, 2010. As at year ended December 31, 2009 office equipment included $19,121 in assets under capital lease with a corresponding accumulated depreciation of $15,493.

The Plant, machinery and equipment above includes $37,552 in assets under capital lease with a corresponding accumulated depreciation of $20,854 for the three month period ended March 31, 2010. As at year ended December 31, 2009, plant, machinery and equipment included $36,294 in assets under capital lease with a corresponding accumulated depreciation of $18,592.

NOTE 7 - NOTES PAYABLE TO RELATED PARTY

On December 29, 2009, the Company issued a $500,000 unsecured subordinated promissory note to a shareholder and a member of the Company's Board of Directors with interest accruing at the annual rate of 9% as per the terms of the note upon the Company completing a financing for the gross sum of $2 million dollars or more or in the event the Company did not complete a Financing by March 31, 2010, this Note would have been payable upon Demand of the Holder.

Effective March 31, 2010 the Company repaid $500,000 principal and $11,342 in interest from the proceeds of the March 19, 2010 convertible debentures issuance. (See NOTE 10 - CONVERTIBLE DEBENTURES for details.)


                                      F11

As at March 31, 2010, principal and corresponding accrued interest outstanding on notes payable to related party was $0. As at December 31, 2009, principal and interest outstanding on notes payable to related party was $500,000.

NOTE 8 - BANK LOAN

In 2007, ESW's subsidiary, ESW Canada entered into a $2.5 Million revolving credit facility with Royal Bank of Canada ("RBC"), to finance orders on hand. Effective September 2, 2008, the agreement was amended to extend the term of the Agreement through to June 30, 2009 and effective August 21, 2009, the term of the secured commercial loan agreement with RBC was extended through to April 30, 2010. The amended arrangement provided for a revolving facility available by way of a series of term loans of up to $750,000 to finance future production orders. The Credit Facility was guaranteed by the Company and its subsidiary ESW Canada through the pledge of their assets to RBC. The facility had been guaranteed to the bank under Export Development Canada ("EDC") pre-shipment financing program. Borrowings under the revolving credit agreement bore interest at 1.5% above the bank's prime rate of interest.

Repayments of any loans were required no later than one year from the date of the advancement of that loan. Obligations under the revolving credit agreement were collateralized by a first-priority lien on the assets of the Company and its subsidiary ESW Canada, Inc. including, accounts receivable, inventory, equipment and other tangible and intangible property, including the capital stock of all direct subsidiaries.

Effective March 31, 2010, all borrowings under the RBC facility were repaid and the facility with RBC was closed. As at December 31, 2009, $713,037 was owed under the facility.

Effective March 31, 2010 ESW's subsidiary, ESW Canada entered into a demand revolving credit facility agreement with a Canadian chartered bank, Canadian Imperial Bank of Commerce ("CIBC"), to meet working capital requirements. The facility has a credit limit of $4 million Canadian. Borrowings under the facility are limited to a percentage of accounts receivable plus a percentage of inventories (capped at $1 million Canadian or 50% of the accounts receivable portion) less any prior ranking claims. The credit facility is guaranteed by the Company and its subsidiaries ESW Canada Inc., ESW America Inc., BBL Technologies Inc., and ESW Technologies Inc. through a general security agreement over all assets to CIBC. The facility has been guaranteed to CIBC under Export Development Canada's Export Guarantee Program. Borrowings under the credit facility bear interest at 2.25% above CIBC's prime rate of interest. Obligations under the revolving credit agreement are collateralized by a first-priority lien on the assets of the Company and its subsidiaries, including, accounts receivable, inventory, equipment and other tangible and intangible property, including the capital stock of all direct subsidiaries. As at March 31, 2010 the Company is in compliance with all covenants under the facility. At March 31, 2010, $0 is outstanding under the facility.

NOTE 9 - REDEEMABLE CLASS A SPECIAL SHARES

         700,000 Class A special             $453,900 (based on the historical
         shares Authorized,                  exchange rate at the time of
         issued, and outstanding.            issuance.)

The redeemable Class A special shares are issued by the Company's wholly-owned subsidiary BBL Technologies, Inc. ("BBL") without par value, and are redeemable on demand by the holder of the shares, which is a private Ontario Corporation, at $700,000 Canadian Dollars (which translates to $689,112 USD at March 31,
2010). As the redeemable Class A special shares were issued by the Company's wholly-owned subsidiary BBL, the maximum value upon which the Company is liable is the net book value of BBL. As at March 31, 2010 BBL has an accumulated deficit of $1,188,418 USD ($1,840,808 Canadian dollars as at March 31, 2010) (December 31, 2009 - $ 1,187,506 USD which equates to $1,839,864 Canadian) and therefore, the holder would be unable to redeem the redeemable Class A special shares at their ascribed value.


                                      F12

NOTE 10 - CONVERTIBLE DEBENTURES

Effective March 25, 2010, the November 2008 and the August 2009 debenture holders agreed to convert all outstanding convertible debentures as per the terms of the respective debenture agreements. The early conversion of the debentures was a condition precedent to the Company's wholly-owned subsidiary ESW Canada entering into a new credit facility with CIBC. A total of $10,600,000 in principal and $1,176,445 of accrued interest was converted into 43,756,653 shares of restricted common stock. The conversion of the November 2008 and the August 2009 debentures also triggered the mandatory conversion feature on the March 19, 2010 debentures. A total of $3,000,000 in principal and $3,797 in accrued interest was converted into 6,007,595 shares of restricted common stock. With these transactions effective March 25, 2010 the Company has $0 of convertible debentures and accrued interest on convertible debenture.

As part of the agreement to convert all existing convertible debentures, the Company was committed to pay a premium as an inducement to convert all debentures. The premium is payable to all converting debenture holders and was subject to a positive fairness opinion, approval by a Fairness Committee consisting of independent Directors of the Company's Board of Directors and an increase in the share capital of the Company. The premium consists of 4,375,665 shares of Common Stock. As the Company does not have sufficient authorised shares as of the date of conversion of the debentures to fulfill the premium, the premium has been recorded as an advance share purchase agreement at fair market value $2,909,872 as at March 31, 2010, the agreement is without interest, subordinated to the banks position and payable in a fixed number of common shares (4,375,665 shares) of the Company upon increase in the authorised share capital of the Company.

                                                                                                 TOTAL                  TOTAL
                                     2008 DEBENTURE   2009 DEBENTURE    2010 DEBENTURE       MARCH 31, 2010      DECEMBER 31, 2009
                                     --------------   --------------    --------------      ---------------       ---------------
Face value of convertible debenture     $ 9,000,000      $ 1,600,000       $ 3,000,000         $ 13,600,000          $ 10,600,000
Less: Beneficial conversion feature              --         (256,000)         (540,000)            (796,000)             (256,000)
      Deferred costs                        (59,738)              --           (80,625)            (140,363)              (59,738)
                                     ---------------  --------------    ---------------     ---------------       ---------------
Book value upon issuance                $ 8,940,262      $ 1,344,000       $ 2,379,375         $ 12,663,637          $ 10,284,262
Accretion of the debt discount                   --          256,000           540,000              796,000                27,019
Amortization of deferred costs               59,738               --            80,625              140,363                23,232
                                     ---------------  --------------    ----------------    ---------------       ---------------
CARRYING VALUE                          $ 9,000,000      $ 1,600,000       $ 3,000,000         $ 13,600,000          $ 10,334,513
                                                                                                                  ---------------
CONVERSION (MARCH 25/2010)               (9,000,000)      (1,600,000)       (3,000,000)         (13,600,000)
                                     ---------------  --------------    ----------------    ---------------
CARRYING VALUE (MARCH 31/2010)          $         0      $         0       $         0         $          0

Effective March 19, 2010, the Company issued $3,000,000 of its 9% convertible debentures (the "Debentures") to five (5) accredited investors under Rule 506 of Regulation D. The Debentures were for a term of three (3) years and were convertible into shares of the Company's common stock at the option of the holder by dividing the principal amount of the Debenture to be converted by $0.50. The Debentures earned interest at a rate of 9% per annum payable in cash or in shares of the Company's common stock at the option of the holder. If the Holder elected to receive interest in shares of common stock, the number of shares of common stock to be issued for interest would be determined by dividing accrued interest by $0.50. The Debentures had a mandatory conversion feature that required the holders to convert in the event a majority of the Company's pre-existing outstanding 9% convertible debentures converted. Subject to the holder's right to convert and the mandatory conversion feature, the Company had the right to redeem the Debentures at a price equal to one hundred and ten percent (110%) multiplied by the then outstanding principal amount plus unpaid interest to the date of redemption. Upon maturity, the debenture and interest was payable in cash or common stock at the option of the Holder. The Company also had provided the holders of the Debentures registration rights. The Debentures contained customary price adjustment protections.


                                      F13

At the time the 2010 Debentures were issued, the Company recorded a debt discount for a beneficial conversion feature in the amount of $540,000. The debt discount being the aggregate intrinsic value calculated as the difference between the market price of the Company's share of stock on March 19, 2009 and the conversion price of the 2010 Debentures. The debt discount was being accreted over the three (3) year life of the debentures using the effective yield method. The effective yield on the debentures was 16.36%.

On August 28, 2009, the Company completed a transaction whereby it issued $1.6 million of 9% convertible debentures (the " 2009 Debentures") to six accredited investors. Of the $1.6 million received by the Company, $500,000 was received from a director of the Company through the exchange of a $300,000 unsecured 9% subordinated demand short term loan previously provided to the Company on August 11, 2009 and an additional $200,000 investment made by the director in the offering. The 2009 Debentures were for a term of three (3) years and were convertible into shares of the Company's common stock at the option of the holder by dividing the principal amount of the 2009 Debenture to be converted by $0.50. The 2009 Debentures earned interest at a rate of 9% per annum payable in cash or in shares of the Company's common stock at the option of the holder. If the Holder elected to receive interest in shares of common stock, the number of shares of common stock to be issued for interest would be determined by dividing accrued interest by $0.50. Subject to the holder's right to convert, the Company had the right to redeem the 2009 Debentures at a price equal to one hundred and ten percent (110%) multiplied by the then outstanding principal amount plus unpaid interest to the date of redemption. Upon maturity, the debenture and interest was payable in cash or common stock at the option of the Holder. The 2009 Debentures contained customary price adjustment protections.

At the time the 2009 Debentures were issued, the Company recorded a debt discount for a beneficial conversion feature in the amount of $256,000. The debt discount being the aggregate intrinsic value calculated as the difference between the market price of the Company's share of stock on August 28, 2009 and the conversion price of the 2009 Debentures. The debt discount was being accreted over the three (3) year life of the debentures using the effective yield method. The effective yield on the debentures was 15.52%.

On November 3, 2008, the Company completed a transaction whereby it issued $6.0 million of 9% convertible debentures (the "Debentures") to six accredited investors. The Debentures were for a term of three (3) years and were convertible into shares of the Company's common stock at the option of the holder at any time six (6) months after the date of issuance of the Debenture by dividing the principal amount of the Debenture to be converted by $0.25. The Debentures earned interest at a rate of 9% per annum payable in cash or in shares of the Company's common stock at the option of the holder. If the Holder elected to receive interest in shares of common stock, the number of shares of common stock to be issued for interest would be determined by dividing accrued interest by $0.25. Subject to the holder's right to convert, the Company had the right to redeem the Debentures at a price equal to one hundred and ten percent (110%) multiplied by the then outstanding principal amount plus unpaid interest to the date of redemption. Upon maturity, the debenture and interest was payable in cash or common stock at the option of the Holder. The Debentures contained customary price adjustment protections. The effective yield on the 2008 debentures was 9%.


                                      F14

From the proceeds of the November 2008 debentures, the Company repaid $2,200,000, the principal portion only, of a previously issued Consolidated Note in the amount of $2,308,148 to a company controlled by a trust to which a director and shareholder of the Company is the beneficiary. The debt holder agreed to have the remaining amount of $433,923, due under the Consolidated Note, applied to a subscription of a Debenture under the November 3, 2008 offering. Concurrently, the Company repaid a Consolidated Subordinated Note that it had previously issued to a debt holder who is a director and shareholder of the Company, in the principal amount of $1,002,589. The debt holder agreed to have the full amount of principal and accumulated interest, in the amount of $1,158,024 due under the Consolidated Subordinated Note, applied to a subscription of a Debenture under the offering. Additionally the Company's $1.5 million credit facility also provided by the same debt holder, from which the Company had drawn down the sum of $1,103,000 as of November 3, 2008, was also satisfied by way of issuance of Debentures under the November 3, 2008 offering. With the agreement to settle all the notes previously issued the Debt holder subscribed to an aggregate of $2,566,077 of Debentures under the offering.

As at March 31, 2010 Convertible Debentures, corresponding accrued interest amounted to $0. As at March 31, 2010, the debt discount of $768,981 and deferred cost of $ 117,131 were fully amortized and expensed due to the conversion of the debentures effective March 25, 2010. As at December 31, 2009, total Convertible Debentures amounted to $10,334,513 net of deferred costs of $36,506 and debt discount of $228,981, with corresponding accrued interest of $996,385.

LEGAL FEES RELATED TO 2008 AND 2010 CONVERTIBLE DEBENTURES

The Company had recorded a deferred cost asset of $59,738 for legal fees paid in relation to the issuance of the November 2008 Convertible Debentures. The deferred costs were being amortized over the term of the November 2008 Convertible Debenture. The Company had also recorded a deferred cost asset of $80,625 for legal fees paid in relation to the issuance of the March 2010 Convertible Debentures. The deferred costs were being amortized over the term of the November 2010 Convertible Debenture.

As at March 31, 2010, the deferred cost assets were fully amortized due to the conversion of the debentures effective March 25, 2010 the deferred cost assets and related amortization expense was $0 and $117,131 respectively. As at December 31, 2009, the deferred cost asset and related amortization expense was $36,506 and $23,232 respectively. For the year ended December 31, 2009, legal fees have been presented net against the related convertible debentures.

NOTE 11- INCOME TAXES

As at March 31, 2010, there are tax loss carry forwards for Federal income tax purposes of approximately $25,405,758 available to offset future taxable income in the United States. The tax loss carry forwards expire in various years through 2027. The Company does not expect to incur a Federal income tax liability in the foreseeable future. Accordingly, a valuation allowance for the full amount of the related deferred tax asset of approximately $8,892,015 has been established until realizations of the tax benefit from the loss carry forwards meet the "more likely than not" criteria.

                                           LOSS CARRY
                            YEAR            FORWARD
                            ----            -------
                            1999          $   407,067
                            2000            2,109,716
                            2001            2,368,368
                            2002              917,626
                            2003              637,458
                            2004            1,621,175
                            2005            2,276,330
                            2006            3,336,964
                            2007            3,378,355
                            2008            3,348,694
                            2009            3,260,449
                            2010            1,743,556
                            ----          -----------
                            Total         $25,405,758
                                          -----------


                                      F15

Additionally, as at March 31, 2010, the Company's two wholly-owned Canadian subsidiaries had non-capital tax loss carry forwards of approximately $7,460,214 to be used, in future periods, to offset taxable income. The loss carry forwards expire in various years through 2030 The deferred tax asset of approximately $2,461,870 has been fully offset by a valuation allowance until realization of the tax benefit from the non-capital tax loss carry forwards are more likely than not.

                                          LOSS CARRY
                                        FORWARD FOREIGN
                            YEAR           OPERATIONS
                            ----           ----------
                            2003           $    5,343
                            2004                5,942
                            2005                    2
                            2006              561,306
                            2007                7,060
                            2008            3,671,089
                            2009            2,977,360
                            2010              232,112
                            ----           ----------
                            Total          $7,460,214
                                           ----------

                                                   For the three month period ended March 31,
                                                                2010           2009
                                                           ---------------------------
Statutory tax rate:
  U.S.                                                            35.0%           35.0%
  Foreign                                                         33.0%           33.5%

Income (loss) before income taxes:
  U.S.                                                     $(4,653,428)    $(1,054,332)
  Foreign                                                   (  344,131)     (  573,952)
                                                           ---------------------------
                                                           $(4,997,559)    $(1,628,284)
                                                           ---------------------------
Expected income tax recovery                               $(1,742,263)    $(  561,290)

Differences in income tax resulting from:
  Depreciation (Foreign operations)                             17,876           6,409
  Inducement premium on conversion of Debentures             1,018,455              --
  Accrued interest on loans                                     64,350          70,875
  Long-term debt accretion                                     269,143              --
                                                           ---------------------------
                                                              (372,439)       (484,006)
Benefit of losses not recognized                           $   372,439     $   484,006
                                                           ---------------------------
Income tax provision (recovery) per financial statements   $        --     $        --
                                                           ---------------------------


                                      F16

Deferred income tax assets and liabilities consist of the following difference:

                                                                  As at March 31,
                                                                2010             2009
                                                           -----------------------------
Assets
  Capital Assets - Tax Basis (Foreign operations only)     $  1,370,877     $  1,333,810
  Capital Assets - Book Value (Foreign operations only)      (  994,066)      (1,099,849)
                                                           -----------------------------
  Net Capital Assets                                       $    376,811     $    233,964
  Tax loss carry forwards                                    32,865,972       25,699,740
                                                           -----------------------------
Net temporary differences                                  $ 33,242,783     $ 25,933,701

Statutory tax rate:
  U.S.                                                             35.0%            35.0%
  Foreign                                                          25.0%            33.5%

Temporary differences                                      $ 10,851,271     $  9,009,708
  Valuation allowance                                      $(10,851,271)    $ (9,009,708)
                                                           -----------------------------
  Carrying Value                                           $         --     $         --
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

The Company will recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the interim consolidated statement of operations. Accrued interest and penalties will be included within the related tax liability line in the interim consolidated balance sheet.

The following describes the Company's open tax years that remain subject to examination by tax authorities, by major tax jurisdiction, as of March 31, 2010:

                United States - Federal              2006 - present
                United States - State                2006 - present
                Canada - Federal                     2007 - present
                Canada - Provincial                  2007 - present

Valuation allowances reflect the deferred tax benefits that management is uncertain of the Company's ability to utilize in the future.

NOTE 12 - ISSUANCE OF COMMON STOCK

Effective March 25, 2010, the November 2008 and the August 2009 debenture holders agreed to convert all outstanding convertible debentures as per the terms of the respective debenture agreements. The early conversion of the debentures was a condition precedent to the Company's wholly-owned subsidiary ESW Canada entering into a new credit facility with CIBC. A total of $10,600,000 in principal and $1,176,445 of accrued interest was converted into 43,756,653 shares of restricted common stock.


                                      F17

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

As part of the agreement to convert all existing convertible debentures, the Company was committed to pay a premium as an inducement to convert all debentures. The premium is payable to all converting debenture holders and was subject to a positive fairness opinion, approval by a Fairness Committee consisting of independent Directors of the Company's Board of Directors and an increase in the share capital of the Company. The premium consists of 4,375,665 shares of Common Stock. As the Company does not have sufficient authorised shares as of the date of conversion of the debentures to fulfill the premium, the premium has been recorded as an advance share purchase agreement at fair market value of $2,909,872 as at March 31, 2010, the agreement is without interest, subordinated to the banks position and payable in a fixed number of common shares (4,375,665 shares) of the Company upon increase in the authorised share capital of the Company.

On June 24, 2009 the Company received $425,000 from the exercise of options at $0.50 per share and issued 850,000 shares of restricted common stock.

NOTE 13 - STOCK OPTIONS AND WARRANT GRANTS

During the three month period ended March 31, 2010 and fiscal year 2009 no stock options or warrants were granted.

A summary of option transactions, including those granted pursuant to the terms of certain employment and other agreements is as follows:

                                                 STOCK         WEIGHTED
                                               PURCHASE         AVERAGE
                         DETAILS                OPTIONS     EXERCISE PRICE
             -------------------------------------------------------------
             OUTSTANDING, JANUARY 1, 2009      6,120,000        $ 0.65
             Granted                                  --            --
             Expired                          (1,600,000)      ($ 0.50)
             Exercised                          (850,000)      ($ 0.50)
                                              ----------        ------
             OUTSTANDING, JANUARY 1, 2010      3,670,000        $ 0.76
             Granted                                  --            --
             Expired                            (175,000)      ($ 0.71)
                                              ----------        ------
             OUTSTANDING, MARCH 31, 2010       3,495,000        $ 0.76
                                              ==========        ======

At March 31, 2010, the outstanding options have a weighted average remaining life of 20 months. And all outstanding options have vested.

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


                                      F18

At March 31, 2010, the Company had outstanding options as follows:

                 NUMBER OF          EXERCISE
                  OPTIONS             PRICE           EXPIRATION DATE
                 ----------------------------------------------------
                   795,000            $1.00            December-31-10
                   100,000            $0.71            February-06-11
                   100,000            $1.00            February-06-11
                 2,150,000            $0.71            February-16-12
                   100,000            $1.00            February-08-13
                   250,000            $0.27              August-06-13
                 ----------------------------------------------------
                 3,495,000
                 ====================================================

At March 31, 2010, the Company signed agreements with certain option holders to stand back on exercise of their options, until authorised shares are available:

                 NUMBER OF          EXERCISE
                  OPTIONS             PRICE           EXPIRATION DATE
                 ----------------------------------------------------
                   520,000            $1.00            December-31-10
                    50,000            $0.71            February-06-11
                   250,000            $0.27              August-06-13
                 1,300,000            $0.71            February-16-12
                 ----------------------------------------------------
                 2,120,000
                 ====================================================


Warrants issued in connection with various private placements of equity securities, are treated as a cost of capital and no income statement recognition is required. A summary of warrant transactions is as follows:

                                                         WEIGHTED AVERAGE
DETAILS                                           WARRANT SHARES  EXERCISE PRICE
--------------------------------------------------------------------------------
Outstanding, January 1, 2008                         3,272,500        $ 1.28
Granted                                                     --            --
Exercised                                                   --            --
Expired                                             (3,272,500)       $(1.28)
--------------------------------------------------------------------------------
Outstanding, March 31, 2010 and December 31, 2009           --            --
================================================================================

NOTE 14 - RELATED PARTY TRANSACTIONS

During the three month period ended March 31, 2010 transactions with related parties included $6,134,024 related to conversion of convertible debentures including interest of $634,024 thereon into common stock; $1,292,894 related to inducement on early conversion of convertible debentures; and the repayment of $511,342 principal and interest on promissory note in addition to salaries and reimbursement of business expenses. During the three month period ended March 31, 2009, the Company paid shareholders and their affiliates $0 in addition to salaries and reimbursement of business expenses. All transactions are recorded at the exchange amounts.

NOTES PAYABLE TO RELATED PARTY

The information required by this item is included under the caption "NOTE 7 - NOTES PAYABLE TO RELATED PARTY".


                                      F19

CONVERTIBLE DEBENTURE ISSUED TO RELATED PARTY

On August 28, 2009, the Company completed a transaction whereby it issued $1.6 million of 9% convertible debentures to six accredited investors. A director who is also a shareholder of the Company participated in the August convertible debenture offering with a principal investment of $500,000.

On November 3, 2008, the Company completed a transaction whereby it issued $6.0 million of 9% convertible debentures to six accredited investors. Based on the beneficial ownership position in the Company, The Leon Black 1997 Family Trust was included as a related party, all other entities participating in the November convertible debenture offering disclaim beneficial ownership (see beneficial ownership table PART III - ITEM 12 of the Company's 10K report filed with the Securities Exchange Commission for the year ended December 31, 2009). The Leon Black 1997 Family Trust participated in the November convertible debenture offering with a principal investment of $2,000,000.

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

Effective March 25, 2010, the November 2008 and the August 2009 debenture holders agreed to convert all outstanding convertible debentures as per the terms of the respective debenture agreements. The early conversion of the debentures was a condition precedent to the Company's wholly-owned subsidiary ESW Canada entering into a new credit facility with CIBC. A total of $5,500,000 in principal and $634,024 of accrued interest due to related parties was converted into 23,489,494 shares of restricted common stock.

As part of the agreement to convert all existing convertible debentures, the Company was committed to pay a premium as an inducement to convert all debentures. The premium is payable to all converting debenture holders and was subject to a positive fairness opinion, approval by a Fairness Committee consisting of independent Directors of the Company's Board of Directors and an increase in the share capital of the Company. The premium consists of 4,375,665 shares of Common Stock. As the Company does not have sufficient authorised shares as of the date of conversion of the debentures to fulfill the premium, the premium has been recorded as an advance share purchase agreement at fair market value $2,909,872 as at March 31, 2010, the agreement is without interest, subordinated to the banks position and payable in a fixed number of common shares of the Company upon increase in the authorised share capital of the Company. Of the total amount $1,292,894 (fair market value of 2,065,697 shares of common stock) was attributed to related parties.

As at March 31, 2010, principal and interest on Convertible Debenture due to related parties was $0. As at December 31, 2009, the principal amount of Convertible Debenture net of accretion due to related party amounted to $5,428,443 with a corresponding accrued interest of $540,128, and debt discount of $71,557.


                                      F20

NOTE 15 - COMMITMENTS AND CONTINGENCIES

LEASES

Effective November 24, 2004, the Company's wholly-owned subsidiary ESW America, Inc. entered into a lease agreement for approximately 40,220 square feet of leasehold space at 2 Bethlehem Pike Industrial Center, Montgomery Township, Pennsylvania. The leasehold space houses the Company's research and development facilities. The lease commenced on January 15, 2005 and expires January 31, 2010. Effective October 16, 2009, the Company's wholly-owned subsidiary ESW America, Inc. entered into a lease renewal agreement with Nappen & Associates for the leasehold property at Pennsylvania which houses the Company's research and development facilities. There were no modifications to the original economic terms of the lease under the lease renewal agreement. Under the terms of the lease renewal, the lease term will now expire February 28, 2013.

Effective December 20, 2004, the Company's wholly-owned subsidiary ESW Canada, Inc. entered into an offer to lease agreement for approximately 50,000 square feet of leasehold space in Concord Ontario Canada. The leasehold space houses the Company's executive offices and a high volume manufacturing plant. The possession of the leasehold space took place on May 24, 2005 and the term of the lease has been extended to September 30, 2010.

The following breakdown is the total, of the minimum annual lease payments, for both leases.

                          YEAR
                          --------------------------
                          2010              $290,787
                          2011              $180,990
                          2012              $180,990
                          2013              $ 30,165

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

CAPITAL LEASE OBLIGATION

The Company is committed to the following lease payments in connection with the acquisition of equipment under capital leases:

                                          YEAR
                                          ---------------------
                                          2010          $11,334
                                          2011            4,296
                                          2012            1,790
                                                        -------
                                          TOTAL         $17,420
                                                        =======
              Less imputed interest                        (774)
                                                        -------
              Total obligation under capital lease      $16,646

              Less current portion                      ( 5,760)
                                                        -------
              TOTAL LONG-TERM PORTION                   $10,886
                                                        =======


                                      F21

The Company incurred $515 of interest expense on capital leases for the year.

NOTE 16 - LOSS PER SHARE

Potential common shares of 3,495,000 related to ESW's outstanding stock options were excluded from the computation of diluted loss per share for the period ended March 31, 2010. As at March 31, 2009, 6,120,000 anti-dilutive stock options and potential common shares of 42,583,901 related to the 2008 and 2009 convertible debenture have been excluded from the computation of diluted earnings per share as the effect of inclusion of these shares would have been anti-dilutive.

The reconciliation of the number of shares used to calculate the diluted loss per share is calculated as follows:

                                             For the three month period ended
                                                      Ended March 31,
                                                    2010            2009
                                                ------------    ------------
NUMERATOR
Net (loss) for the period                       $ (4,997,559)   $ (1,628,284)
Interest on long term debt                           183,858         202,499
Amortization of deferred costs                       117,131           4,979
Long term debt accretion                             768,981              --
Interest on notes to related party                    11,342              --
Interest income                                          (35)           (466)
                                                ------------    ------------
                                                $ (3,916,282)   $ (1,421,272)
DENOMINATOR
Weighted average number of shares outstanding     77,694,404      72,973,851
Dilutive effect of :
   Stock options                                          --              --
   Warrants                                               --              --
   Convertible Debt conversion                            --              --
                                                ------------    ------------
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING       77,694,404      72,973,851
                                                ------------    ------------

NOTE 17 - COMPARATIVE FIGURES

Certain 2009 figures have been reclassified to conform to the financial statement presentation adopted in 2010.

NOTE 18 - SUBSEQUENT EVENT

On April 15, 2010 the Board of Directors granted an aggregate award of 900,000 stock options to one executive officer and director and one director. The options vest over a period of three years with exercise prices of $0.65 (fair market value of the Company's common stock as of the date of grant) with expiry five years from the date of award.

Effective May 13, 2010, the Company's Board of Directors approved the recommendation of the Compensation Committee whereby the base salary for Mr. David J. Johnson, the Company's Chief Executive Officer and President was increased to $360,000 per annum. The increase in Mr. Johnson's salary is retroactive to January 1, 2010.



                                      F22

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with ESW's consolidated condensed financial statements and Notes thereto included elsewhere in this Report.

This Form 10-Q contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of ESW's business. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. ESW undertakes no obligation to publicly release any modifications or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, ESW caution investors that actual financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, ESW. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. This report should be read in conjunction with ESW's Annual Report on Forms 10-K, for the year ended December 31, 2009 as filed with the Securities and Exchange Commission.

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

ESW's primary business objective is to capitalize on the growing global requirement of reducing emissions, by offering catalyst technology solutions to the market. ESW has and continues to seek to develop relationships with Original Equipment Maufacturers ("OEM") of engines and OEM suppliers for both automotive and other markets. As part of ESW's efforts to grow its business, as well as to achieve increased production and distribution efficiencies ESW has and continues to make capital investments in manufacturing capability to support its products as well as expensing money on research and development in order for new products to be developed that meet the new legislative regulations.

In 2010 ESW is primarily focused on:(a) achieving further verification of the Level III product (b) increasing the strength of its independent distribution network, to target key markets segments such as school bus retrofits and government regulated retrofit programs (c) scaling ESW's production capabilities to deliver product to the target markets and meet demand and (d) certification or verification Xtrm Cat (TM) product for the rail and marine markets.

The Company is experiencing an increase in demand for its currently verified Therma Cat (TM) product. To March 31, 2010 since verification, 251 Therma Cat
(TM) units have been sold and are in operation across the United States. The Company is also receiving larger volumes on orders for the Therma Cat (TM) product which facilitates greater economy of scale in purchasing raw materials and in production.

ESW has made significant investments in research and development and obtaining regulatory approvals for its technology. The products that ESW intends put forward for verification / certification in the fiscal year 2010 cover the following primary technology levels established by California Air Resources Board (CARB):

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

In addition ESW also intends to verify / certify the Xtrm Cat (TM) product designed for Marine, 2-stroke, Tier 0 and Tier 1, turbocharged EMD 645 and 710 models with the EPA or CARB. The Xtrm Cat (TM) is listed as an emerging technology on the EPA's Emerging Technology List until October 2010.

In effecting its business plan ESW achieved important goals:

o On April 7, 2009 ESW was awarded a $731,000 Grant for EPA Verification of its XTRM Cat (TM) Marine / Locomotive Catalyst.

o On May 4, 2009 ESW received notification from the California Air Resources Board (CARB), that the Therma Cat (TM) Active Level III Plus catalyst system has been verified effective April 28, 2009 for a wide variety of 1996 to 2009 diesel powered off-road mobile applications, as set forth in CARB Executive Order DE-09-010.

o On June 1, 2009 ESW received notification from the California Highway Patrol
  (CHP) that the Company's Therma Cat (TM) Active Level III Plus catalyst system has passed the first inspection for usage on school buses carrying children on California roads

o On August 10, 2009 ESW received notification from the CARB that the Company's Therma Cat (TM) Active Level III Plus catalyst system has been verified effective August 5, 2009 for a wide variety of 1993 through 2006 model year on-road vehicle applications powered by 5 to 10 litre diesel engines.

o On September 29, 2009, ESW announced that the Company's Therma Cat (TM)
  Active Level III Plus diesel engine emission reduction technology has been extended to include up to 350 horsepower (hp), 15.2 litre off-road diesel engines. The CARB Executive Order permits the Therma Cat (TM) to be applied to over 1100 engine families encompassing in excess of 3000 individual engines.

o In October of 2009 The Xtrm Cat (TM) 'Emerging Technology' listing extension was granted by the EPA till October 2010.

The Company had been pursuing various financing initiatives. Effective March 19, 2010, the Company issued $3,000,000 of its 9% convertible debentures (the "Debentures") to five (5) accredited investors. The Debentures were for a term of three (3) years and were convertible into shares of the Company's common stock at the option of the holder by dividing the principal amount of the Debenture to be converted by $0.50. The Debentures had a mandatory conversion feature that required the holders to convert in the event a majority of the Company's pre-existing outstanding 9% convertible debentures converted.

Effective March 25, 2010, the November 2008 and the August 2009 debenture holders agreed to convert all outstanding convertible debentures. The early conversion of the debentures was a condition precedent to the Company's wholly owned subsidiary ESW Canada entering into a new credit facility with Canadian Imperial Bank of Commerce ("CIBC"). A total of $10,600,000 in principal and $1,176,445 of accrued interest was converted into 43,756,653 shares of restricted common stock. The conversion of the November 2008 and the August 2009 debentures also triggered the mandatory conversion feature on the March 19, 2010 debentures. A total of $3,000,000 in principal and $3,797 in accrued interest was converted into 6,007,595 shares of restricted common stock. With these transactions effective March 25, 2010 the Company has $0 of convertible debentures and accrued interest on convertible debenture.

Effective March 31, 2010 ESW's subsidiary, ESW Canada entered into a demand revolving credit facility agreement with a Canadian chartered bank, CIBC, to meet working capital requirements. The facility has a credit limit of $4 million Canadian. Borrowings under the facility are limited to a percentage of accounts receivable plus a percentage of inventories (capped at $ 1 million or 50% of the accounts receivable portion) less any prior ranking claims. The credit facility is guaranteed by the Company and its subsidiaries ESW Canada Inc., ESW America Inc., BBL Technologies Inc. and ESW Technologies Inc. through a general security agreement over all assets to CIBC. The facility has been guaranteed to the bank under Export Development Canada's Export Guarantee Program. Borrowings under the credit facility bear interest at 2.25% above the bank's prime rate of interest. Obligations under the revolving credit agreement are collateralized by a first-priority lien on the assets of the Company and its subsidiaries, including, accounts receivable, inventory, equipment and other tangible and intangible property, including the capital stock of all direct subsidiaries.

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

COMPARISON OF THREE MONTH PERIOD ENDED MARCH 31, 2010 TO THREE MONTH PERIOD ENDED MARCH 31, 2009

RESULTS OF OPERATIONS

The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the MD&A included in ESW's Annual Report on Forms 10-K, for the year ended December 31, 2009.

Revenues for the three month period ended March 31, 2010 increased by $1,878,478 or 507.5 percent, to $2,248,596 from $370,118 for the three month period ended March 31, 2009. The increase in revenue is mainly related to sales of ESW's verified Therma Cat (TM) Level III products that meet new regulations, further complemented by sales of the Xtrm Cat (TM) product. In 2009, the Company focused its efforts on mainly achieving verifications for its Therma Cat (TM) Level III product.

Cost of sales as a percentage of revenues for the three month period ended March 31, 2010 was 67 percent compared to 56 percent for the three month period ended March 31, 2009. The gross profit for the three month period ended March 31, 2010 was 33 percent as compared to a gross margin of 44 percent for the three month period ended March 31, 2009. The cost of sales increase as a percentage of revenue in the current period is due to increased labour costs involved in ramping up of operations to meet customer orders, in addition the sales in the prior period were related to prototype and show case orders that allowed higher margins. Cost of sales was higher in the current period due to the increase in customer orders for the Therma Cat (TM) Level III product.

Marketing, office and general expenses for the three month period ended March 31, 2010 increased by $183,717 or 22.6 percent, to $995,802 from $812,085 for the three month period ended March 31, 2009. The increase is primarily due to increases in the following areas: An increase in sales and marketing salaries and wages and selling expenses by $84,371 due to an increased focus on business development and product marketing efforts, the Company has also set up a customer service and support department. Administration salaries and wages were higher by $19,416. Plant related expenses were higher by $54,830 as a result of increased activity levels, consumables and maintenance costs. Investor relations expense increased by $31,356 attributed to expenses related to a obtaining a fairness review and opinion on convertible debentures. The increases were offset by decreases in the following areas. A decrease in Facility costs of $1,337 as a result of higher sales volumes and higher overhead costs attributed to cost of sales. General and administration cost decreased by $4,919.

Research and development ("R&D") expenses for the three month period ended March 31, 2010 decreased by $259,393 , or 67.4 percent to $125,314 from $384,707 for the three month period ended March 31, 2009. As planned, ESW continues to aggressively pursue the verification of its Level I, Level II, locomotive and marine products, the decrease in the cost of research and development is marginally due to the product development cycle being completed, ESW has received verification for its Therma Cat (TM) Active Level III Plus Diesel Particulate Filter on- and off-road products and also an expansion on the engine family size for the Therma Cat (TM)Active Level III Plus Diesel Particulate Filter off-road product. Additionally during the three month period ended March 31, 2010 grant money amounted to $101,526 as compared to $0 for the three month period ended March 31, 2009.

Officer's compensation and director's fees for the three month period ended March 31, 2010 increased by $43,309 or 27.9 percent, to $198,357 from $155,048 for the three month period ended March 31, 2009. The increase in fees is mainly due to the addition of one outside director in 2010, a wage increase for an officer of the company effective retroactive from January 2009 and the effect of exchange rate differences on Canadian Dollar contracts for officers of the Company.

Consulting and professional fees for the three month period ended March 31, 2010 increased by $105,385 to $105,975 from $590 for the three month period ended March 31, 2009. The increase is mainly attributed to an increase in legal fees related to the new demand revolving credit facility agreement with a Canadian chartered bank, a marginal increase in audit fees and ongoing fees related to SOX 404 consulting.

Foreign exchange loss for the three month period ended March 31, 2010 was $56,223 as compared to a gain of $27,734 for the three month period ended March 31, 2009. This is a result of the fluctuation in the exchange rate of the Canadian Dollar to the United States Dollar.

Depreciation and amortization expense for the three month period ended March 31, 2010 increased by $2,169, or 0.8 percent to $262,845 from $260,676 for the three month period ended March 31, 2009.

Loss from operations for the three month period ended March 31, 2010 decreased by $414,862, or 29.2 percent to $1,006,410 from $1,421,272 for the three month period ended March 31, 2009. The decrease is mainly due to increased revenues in the current period.

Interest expense on long-term debt was $183,858 for the three month period ended March 31, 2010 as compared to $202,499 for the three month period ended March 31, 2009. Amortization of deferred costs amounted to $117,131 and Long Term Debt Accretion amounted to $768,981 for the three month period ended March 31, 2010 as compared to $4,979 and $0 respectively for the three month period ended March 31, 2009. The conversion of all outstanding Convertible Debentures and related accrued interest on March 25, 2010 into common stock of the Company accelerated the amortization of deferred costs and Long Term Debt Accretion. As of March 31, 2010 the company has $0 of debt outstanding related to convertible debentures.

Effective March 25, 2010, the November 2008 and the August 2009 debenture holders agreed to convert all outstanding convertible debentures as per the terms of the respective debenture agreements. The early conversion of the debentures was a condition precedent to the Company's wholly owned subsidiary ESW Canada entering into a new credit facility with CIBC. The conversion of the November 2008 and the August 2009 debentures also triggered the mandatory conversion feature on the March 19, 2010 debentures. As part of the agreement to convert all existing convertible debentures the Company has paid a premium as an inducement to convert all debentures. The premium is payable to all converting debenture holders and was subject to a positive fairness opinion, approval by a Fairness Committee consisting of independent Directors of the Company's Board of Directors and an increase in the share capital of the Company. The premium consists of 4,375,665 shares of Common Stock. As the Company does not have sufficient authorised shares as of the date of conversion of the debentures to fulfill the premium, the premium has been recorded as an advance share purchase agreement at fair market value $2,909,872 as at March 31, 2010, the agreement is without interest, subordinated to the banks position and payable in a fixed number of common shares (4,375,665 shares) of the Company upon increase in the authorised share capital of the Company.

Interest on notes payable to related party amounted to $11,342 for the three month period ended March 31, 2010 as compared to $0 for the three month period ended March 31, 2009. Effective March 31, 2010 the Company repaid $500,000 principal and $11,342 in interest from the proceeds of the March 19, 2010 convertible debentures.

LIQUIDITY AND CAPITAL RESOURCES

ESW's principal sources of operating capital have been the proceeds from its various financing transactions; during the three month period ended March 31, 2010, the Company used $1,530,685 of cash to sustain operating activities compared with $1,316,735 for the three month period ended March 31, 2009. As of March 31, 2010 and December 31, 2009, the Company had cash and cash equivalents of $949,021 and $632,604 respectively.

Net cash used in operating activities for the three month period ended March 31, 2010 amounted to $1,530,685. This amount was attributable to the net loss of $4,997,559, plus non cash expenses such as depreciation, amortization, interest and accretion on long term debt, inducement premium on conversion of debentures and others of $4,237,365, and a decrease in net operating assets and liabilities of $770,491. Net cash used in operating activities for the three month period ended March 31, 2009 amounted to $1,316,735. This amount was attributable to the net loss of $1,628,284, plus non cash expenses such as depreciation, amortization, interest on long term debt and others of $513,405, and a decrease in net operating assets and liabilities of $201,856.

Net cash used in investing activities was $100,998 for the three month period ended March 31, 2010 as compared to $69,270 for the three month period ended March 31, 2009. The capital expenditures during the three month period ended March 31, 2010 were primarily dedicated to production tooling.

Net cash provided by financing activities totalled $1,775,823 for the three month period ended March 31, 2010 as compared to $59,588 used in financing activities for the three month period ended March 31, 2009. In the current period $3,000,000 was provided through issuance of convertible debentures, $720,510 was repaid under ESW`s bank loan, $500,000 repayment of promissory note to related party and $3,668 repaid under capital lease obligation.

Based on ESW's current operating plan, management believes that at March 31, 2010 cash balances, anticipated cash flows from operating activities, and, the appropriate borrowings from other financing sources, such as the issuance of debt or equity securities will be sufficient to meet our working capital needs on a short-term basis. Overall, capital adequacy is monitored on an ongoing basis by our management and reviewed quarterly by the Board of Directors.

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

During the first quarter of 2010 and in 2009 ESW did not produce sufficient cash from operations to support its expenditures; the March 19, 2010, $3 million offering of convertible debentures the August 28, 2009 $1.6 million offering of convertible debentures; the November 3, 2008 $6.0 million offering of convertible debentures along with continued borrowing on ESW's credit facility, short term loan from a shareholder and director of the Company and the exercise of outstanding options afforded ESW the opportunity to support its operations and to execute its business plan. ESW's principal use of liquidity will be to provide working capital availability and to finance any further capital expenditures or tooling needed for production.

Effective March 25, 2010, all convertible debentures holders converted all outstanding convertible debentures as per the terms of the respective debenture agreements. The early conversion of the debentures was a condition precedent to the Company's wholly owned subsidiary ESW Canada entering into a new credit facility with CIBC.

Effective March 31, 2010 ESW's subsidiary, ESW Canada entered into a demand revolving credit facility agreement with a Canadian chartered bank, CIBC to meet working capital requirements. The facility has a credit limit of $4 million Canadian. Borrowings under the facility are limited to a percentage of accounts receivable plus a percentage of inventories (capped at $ 1 million Canadian or 50% of the accounts receivable portion) less any prior ranking claims.

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

Should ESW not be profitable, it will need to finance its operations through other capital financings. ESW continues to seek, equity financing and/or debt financing in the form of private placements at favourable terms, or the exercise of currently outstanding options that would provide additional capital. ESW has in the past received capital infusions when needed. However, such additional financing may not be available to ESW, if and when needed, on acceptable terms or at all. ESW intends to retain any future earnings to finance the expansion of its business, necessary capital expenditures, and for general corporate purposes.

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

ESW has 700,000 Class A special shares, authorized, issued and outstanding, recorded at $453,900 (based on the historical exchange rate at the time of issuance). The Class A special shares are issued by ESW's wholly-owned subsidiary BBL Technologies, Inc. ("BBL") without par value, and are redeemable on demand by the Holder of the shares which is a private Ontario Corporation at $700,000 Canadian (which translates to $689,112 USD at March 31, 2010). As the Class A special shares are issued by ESW's wholly-owned subsidiary BBL, the maximum value upon which ESW is liable is the net book value of BBL. At March 31, 2010 BBL had an accumulated deficit of $1,187,506 and therefore would be unable to redeem the Class A special shares at their ascribed value.

DEBT STRUCTURE

Effective March 25, 2010, the November 2008 and the August 2009 debenture holders agreed to convert all outstanding convertible debentures as per the terms of the respective debenture agreements. The early conversion of the debentures was a condition precedent to the Company's wholly owned subsidiary ESW Canada entering into a new credit facility with CIBC. A total of $10,600,000 in principal and $1,176,445 of accrued interest was converted into 43,756,653 shares of restricted common stock. The conversion of the November 2008 and the August 2009 debentures also triggered the mandatory conversion feature on the March 19, 2010 debentures. A total of $3,000,000 in principal and $3,797 in accrued interest was converted into 6,007,595 shares of restricted common stock. With these transactions effective March 25, 2010 the Company has $0 of convertible debentures and accrued interest on convertible debenture.

As part of the agreement to convert all existing convertible debentures the Company has paid a premium as an inducement to convert all debentures. The premium is payable to all converting debenture holders and was subject to a positive fairness opinion, approval by a Fairness Committee consisting of independent Directors of the Company's Board of Directors and an increase in the share capital of the Company. The premium consists of 4,375,665 shares of Common Stock. As the Company does not have sufficient authorised shares as of the date of conversion of the debentures to fulfill the premium, the premium has been recorded as an advance share purchase agreement at fair market value $2,909,872 as at March 31 2010, the agreement is without interest, subordinated to the banks position and payable in a fixed number of common shares of the Company upon increase in the authorised share capital of the Company.

Effective March 19, 2010, the Company issued $3,000,000 of its 9% convertible debentures (the "Debentures") to five (5) accredited investors under Rule 506 of Regulation D. The Debentures were for a term of three (3) years and were convertible into shares of the Company's common stock at the option of the holder by dividing the principal amount of the Debenture to be converted by $0.50. The Debentures earned interest at a rate of 9% per annum payable in cash or in shares of the Company's common stock at the option of the holder. If the Holder elected to receive interest in shares of common stock, the number of shares of common stock to be issued for interest would be determined by dividing accrued interest by $0.50. The Debentures had a mandatory conversion feature that required the holders to convert in the event a majority of the Company's pre-existing outstanding 9% convertible debentures converted. Subject to the holder's right to convert and the mandatory conversion feature, the Company had the right to redeem the Debentures at a price equal to one hundred and ten percent (110%) multiplied by the then outstanding principal amount plus unpaid interest to the date of redemption. Upon maturity, the debenture and interest was payable in cash or common stock at the option of the Holder. The Company also had provided the holders of the Debentures registration rights. The Debentures contained customary price adjustment protections.

On August 28, 2009, the Company completed a transaction whereby it issued $1.6 million of 9% convertible debentures (the " 2009 Debentures") to six accredited investors. Of the $1.6 million received by the Company, $500,000 was received from a director of the Company through the exchange of a $300,000 unsecured 9% subordinated demand short term loan previously provided to the Company on August 11, 2009 and an additional $200,000 investment made by the director in the offering. The 2009 Debentures were for a term of three (3) years and were convertible into shares of the Company's common stock at the option of the holder by dividing the principal amount of the 2009 Debenture to be converted by $0.50. The 2009 Debentures earned interest at a rate of 9% per annum payable in cash or in shares of the Company's common stock at the option of the holder. If the Holder elected to receive interest in shares of common stock, the number of shares of common stock to be issued for interest would be determined by dividing accrued interest by $0.50. Subject to the holder's right to convert, the Company had the right to redeem the 2009 Debentures at a price equal to one hundred and ten percent (110%) multiplied by the then outstanding principal amount plus unpaid interest to the date of redemption. Upon maturity, the debenture and interest was payable in cash or common stock at the option of the Holder. The 2009 Debentures contained customary price adjustment protections.

On November 3, 2008, the Company completed a transaction whereby it issued $6.0 million of 9% convertible debentures (the "Debentures") to six accredited investors. The Debentures were for a term of three (3) years and were convertible into shares of the Company's common stock at the option of the holder at any time six (6) months after the date of issuance of the Debenture by dividing the principal amount of the Debenture to be converted by $0.25. The Debentures earned interest at a rate of 9% per annum payable in cash or in shares of the Company's common stock at the option of the holder. If the Holder elected to receive interest in shares of common stock, the number of shares of common stock to be issued for interest would be determined by dividing accrued interest by $0.25. Subject to the holder's right to convert, the Company had the right to redeem the Debentures at a price equal to one hundred and ten percent (110%) multiplied by the then outstanding principal amount plus unpaid interest to the date of redemption. Upon maturity, the debenture and interest was payable in cash or common stock at the option of the Holder. The Debentures contained customary price adjustment protections. The effective yield on the 2008 debentures was 9%.

From the proceeds of the November 2008 debentures, the Company repaid $2,200,000, the principal portion only, of a previously issued Consolidated Note in the amount of $2,308,148 to a company controlled by a trust to which a director and shareholder of the Company is the beneficiary. The debt holder agreed to have the remaining amount of $433,923, due under the Consolidated Note, applied to a subscription of a Debenture under the November 3, 2008 offering. Concurrently, the Company repaid a Consolidated Subordinated Note that it had previously issued to a debt holder who is a director and shareholder of the Company, in the principal amount of $1,002,589. The debt holder agreed to have the full amount of principal and accumulated interest, in the amount of $1,158,024 due under the Consolidated Subordinated Note, applied to a subscription of a Debenture under the offering. Additionally the Company's $1.5 million credit facility also provided by the same debt holder, from which the Company had drawn down the sum of $1,103,000 as of November 3, 2008, was also satisfied by way of issuance of Debentures under the November 3, 2008 offering. With the agreement to settle all the notes previously issued the Debt holder subscribed to an aggregate of $2,566,077 of Debentures under the offering.

As at March 31, 2010 Convertible Debentures, corresponding accrued interest amounted to $0. As at December 31, 2009, Convertible Debentures amounted to $10,334,513 net of deferred costs of $36,506 and debt discount of $228,981 with corresponding accrued interest of $996,385.

On December 29, 2009 the Company issued a $500,000 unsecured subordinated promissory note to a member of the Company's Board of Directors with interest accruing at the annual rate of 9%. Upon the Company completing a financing for the gross sum of $2 million dollars or more or in the event the Company did not complete a financing by March 31, 2010, this note would have been payable upon demand of the holder.

From the proceeds of the March 2010 offering, the Company repaid $500,000 principal and $11,342 interest of the December 29, 2009 unsecured subordinated promissory note. As at March 31, 2010 promissory note due to related party and corresponding accrued interest amounted to $0. At December 31, 2009 promissory note due to related party and corresponding accrued interest amounted to $500,000.

In 2007, ESW's subsidiary, ESW Canada entered into a $2.5 Million revolving credit facility with RBC, to finance orders on hand. Effective September 2, 2008, the agreement was amended to extend the term of the Agreement through to June 30, 2009 and effective August 21, 2009, the term of the secured commercial loan agreement with RBC was extended through to April 30, 2010. The amended arrangement provided for a revolving facility available by way of a series of term loans of up to $750,000 to finance future production orders. The Credit Facility was guaranteed by the Company and its subsidiary ESW Canada through the pledge of their assets to RBC. The facility had been guaranteed to the bank under Export Development Canada ("EDC") pre-shipment financing program. Borrowings under the revolving credit agreement bear interest at 1.5% above the bank's prime rate of interest. Effective March 31, 2010, all borrowings under the RBC facility were repaid from the proceeds of the March 19, 2010 convertible debenture financing and the facility with RBC was closed. As at March 31, 2009, $0 was owed under the aforementioned facility. As at December 31, 2009, $713,037 was outstanding and due to RBC under the Credit Facility

Effective March 31, 2010 ESW's subsidiary, ESW Canada entered into a demand revolving credit facility agreement with a Canadian chartered bank, CIBC, to meet working capital requirements. The facility has a credit limit of $4 million Canadian. Borrowings under the facility are limited to a percentage of accounts receivable plus a percentage of inventories (capped at $ 1 million Canadian or 50% of the accounts receivable portion) less any prior ranking claims. The credit facility is guaranteed by the Company and its subsidiaries ESW Canada Inc, ESW America Inc, BBL Technologies Inc and ESW Technologies Inc through a general security agreement over all assets to CIBC. The facility has been guaranteed to the bank under Export Development Canada's Export Guarantee Program. Borrowings under the credit facility bear interest at 2.25% above the bank's prime rate of interest. Obligations under the revolving credit agreement are collateralized by a first-priority lien on the assets of the Company and its subsidiaries, including, accounts receivable, inventory, equipment and other tangible and intangible property, including the capital stock of all direct subsidiaries.

The terms relating to the credit agreement specifically note that the Company's maintain a tangible net worth of at least $4.0 million. The credit agreement contains, among other things, covenants, representations and warranties and events of default customary for a facility of this type for the Company and its subsidiaries. Such covenants include certain restrictions on the incurrence of additional indebtedness, liens, acquisitions and other investments, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other repurchases in respect of capital stock, voluntary prepayments of certain other indebtedness, capital expenditures and transactions with affiliates, subject to certain exceptions. Under certain conditions amounts outstanding under the credit agreements may be accelerated. Such events include failure to comply with covenants, breach of representations or warranties in any material respect, non-payment or acceleration of other material debt, entry of material judgments not covered by insurance, or a change of control of the Company.

Effective March 31, 2010, there were no amounts borrowed under the facility.

ESW's ability to service its indebtedness, other obligations and commitments in cash will depend on its future performance, which will be affected by prevailing economic conditions, financial, business, regulatory and other factors. Certain of these factors are beyond ESW's control. ESW believes that, based upon its current business plan, it will be able to meet its debt service obligations when due. Significant assumptions underlie this belief, including, among other things, that ESW will be successful in implementing its business strategy, that some of ESW's new products that have received verification from the appropriate regulatory authorities will obtain customer and market acceptance, and that there will be no material adverse developments in ESW's business, liquidity or capital requirements. If ESW cannot generate sufficient cash flow from operations to service its indebtedness and to meet other obligations and commitments, ESW might be required to refinance or to dispose off assets to obtain funds for such purpose. There is no assurance that refinancing or asset dispositions or raising funds from sales of equity or otherwise could be effected on a timely basis or on satisfactory terms, In such circumstance, ESW would have to issue shares of its common stock as repayment of these obligations, which would be of a dilutive nature to ESW's present shareholders.

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

Effective December 20, 2004, the Company's wholly owned subsidiary ESW Canada, Inc. entered into an offer to lease agreement for approximately 50,000 square feet of leasehold space in Concord Ontario Canada. The leasehold space houses the Company's executive offices and a high volume manufacturing plant. The possession of the leasehold space took place on May 24, 2005 and the term of the lease has been extended to September 30, 2010. Lease evaluation and negotiations are in progress.

The following breakdown is the total, of the minimum annual lease payments, for both leases.

                            YEAR
                            --------------------------
                            2010              $290,787
                            2011              $180,990
                            2012              $180,990
                            2013              $ 30,165

CAPITAL LEASE OBLIGATION

The Company is committed to the following lease payments in connection with the acquisition of equipment under capital leases:

                                            YEAR
                                            ----------------------
                                             2010          $11,334
                                             2011            4,296
                                             2012            1,790
                                                           -------
                                             TOTAL         $17,420
                                                           =======

                 Less imputed interest                        (774)
                                                           -------
                 Total obligation under capital lease      $16,646

                 Less current portion                       (5,760)
                                                           -------
                 TOTAL LONG-TERM PORTION                   $10,886
                                                           =======

The Company incurred $515 of interest expense on capital leases for the year.

NEW ACCOUNTING PRONOUNCEMENTS

In April 2010, the FASB issued ASU No. 2010-013 - Compensation--Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades--a consensus of the FASB Emerging Issues Task Force. ASU 2010-13 addresses the classification of an employee share-based award with an exercise price denominated in the currency of a market in which the underlying equity security trades. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company will comply with the additional disclosures required by this guidance upon its adoption in January 2011.

In January 2010, the FASB issued ASU No. 2010-06, -Improving Disclosures about Fair Value Measurements (ASU 2010-06) (codified within ASC 820 -Fair Value Measurements and Disclosures). ASU 2010-06 improves disclosures originally required under SFAS No. 157. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those years. The adoption of the guidance did not have a material effect on the Company's consolidated financial position, results of operations, cash flows or related disclosures.

In December 2009, the FASB issued ASU 2009-16, - Transfers and Servicing (Topic
860) - Accounting for Transfers of Financial Assets. ASU 2009-16 amends the accounting for transfers of financials assets and will require more information about transfers of financial assets, including securitizations, and where entities have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 is effective at the start of a reporting entity's first fiscal year beginning after November 15, 2009, with early adoption not permitted. The adoption of the guidance did not have a material effect on the Company's consolidated financial position, results of operations, cash flows or related disclosures.

In October 2009, the FASB issued ASU 2009-15, - Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing. ASU 2009-15 amends the accounting and reporting guidance for debt (and certain preferred stock) with specific conversion features or other options. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009.
The adoption of the guidance did not have a material effect on the Company's consolidated financial position, results of operations, cash flows or related disclosures.

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

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

ESW's significant accounting policies are summarized in Note 2 to the Consolidated Condensed Financial Statements included its quarterly reports and its 2009 Annual Report to Shareholders. In preparing the consolidated condensed financial statements, we make estimates and assumptions that affect the expected amounts of assets and liabilities and disclosure of contingent assets and liabilities. We apply our accounting policies on a consistent basis. As circumstances change, they are considered in our estimates and judgments, and future changes in circumstances could result in changes in amounts at which assets and liabilities are recorded.

FOREIGN CURRENCY TRANSACTIONS

The results of operations and the financial position of ESW's operations in Canada is principally measured in Canadian currency and translated into U.S. dollars. The future effects of foreign currency fluctuations between U.S. dollars and Canadian dollars will be somewhat mitigated by the fact that certain expenses will be generally incurred in the same currency in which revenues will be generated. The future reported income of ESW's Canadian subsidiary would be higher or lower depending on a weakening or strengthening of the U.S. dollar against the Canadian currency. During the first quarter of 2010, the Company experienced a net gain on foreign exchange due the weakening of the U.S. Dollar against the Canadian dollar.

A portion of ESW's assets are based in its foreign operation and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, Accordingly, ESW's consolidated investment will fluctuate depending upon the weakening or strengthening of the Canadian currency against the U.S. dollar.

Adjustments resulting from ESW's foreign Subsidiaries' financial statements are included as a component of other comprehensive income within stockholders equity / (deficit) because the functional currency of subsidiaries is non-USD.

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

FOREIGN EXCHANGE RISK

ESW's foreign subsidiaries conduct their businesses in local currency predominantly the Canadian Dollar. ESW's exposure to foreign currency transaction gains and losses is the result of certain net receivables due from its foreign subsidiaries. ESW's exposure to foreign currency translation gains and losses also arises from the translation of the assets and liabilities of its subsidiaries to U.S. dollars during consolidation. ESW recognized a translation gain of $103,865 for the three month period ended March 31, 2010 as compared to a loss of $50,569 for the three month period ended March 31, 2009 reported as comprehensive loss in the Consolidated Condensed Statements of Changes in Stockholders' Equity (Deficit), ESW recognized a translation loss of $56,223 for the three month period ended March 31, 2010 as compared to a gain of $27,734 for the three month period ended March 31, 2009 reported as Foreign exchange (gain) / loss in the Consolidated Condensed Statements Of Operations And Comprehensive Gain / (Loss) primarily as a result of exchange rate differences between the U.S. dollar and the Canadian Dollar.

ESW's strategy for management of currency risk relies primarily upon conducting its operations in the countries' respective currency and ESW may, from time to time, engage in hedging intended to reduce its exposure to currency fluctuations. At March, 2010, ESW had no outstanding forward exchange contracts.

INTEREST RATE RISK

ESW invests in highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase. These investments are fixed rate investments. Investments in fixed rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. However due to the limited amount of investment in such securities and their terms restricted to three months or less, ESW does not expect the impact on these investments to be material. At March 31, 2010 and 2009, ESW had no investments.

The interest payable on one of ESW`s subsidiaries bank loan is based on variable interest rates and therefore affected by changes in market interest rates. At March 31, 2010 and 2009, $0 and $20,504 respectively was owed under the facility, the impact of interest rate fluctuations is not considered significant.

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

(b) CHANGES IN INTERNAL CONTROLS

Not applicable.

                            PART II OTHER INFORMATION

ITEM 1A. RISK FACTORS.

In evaluating an investment in our common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I,
Item 1 of our Annual Report to the Securities and Exchange Commission for the year ended December 31, 2009, as well as the information contained in this Quarterly Report and our other reports and registration statements filed with the Securities and Exchange Commission. There has been no material changes in the risk factors as previously disclosed under "Risk Factors" in Part I, Item 1 of our Annual Report to the Securities and Exchange Commission for the year ended December 31, 2009.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective March 19, 2010, the Company issued $3,000,000 of its 9% convertible debentures (the "Debentures") to five (5) accredited investors under Rule 506 of Regulation D. The proceeds from the financing were used to repay debt and for general business purposes. The Debentures were for a term of three (3) years and were convertible into shares of the Company's common stock at the option of the holder by dividing the principal amount of the Debenture to be converted by $0.50. The Debentures earned interest at a rate of 9% per annum payable in cash or in shares of the Company's common stock at the option of the holder. If the Holder elected to receive interest in shares of common stock, the number of shares of common stock to be issued for interest would be determined by dividing accrued interest by $0.50. The Debentures had a mandatory conversion feature that required the holders to convert in the event a majority of the Company's pre-existing outstanding 9% convertible debentures converted. Subject to the holder's right to convert and the mandatory conversion feature, the Company had the right to redeem the Debentures at a price equal to one hundred and ten percent (110%) multiplied by the then outstanding principal amount plus unpaid interest to the date of redemption. Upon maturity, the debenture and interest was payable in cash or common stock at the option of the Holder. The Company also had provided the holders of the Debentures registration rights. The Debentures contained customary price adjustment protections.

Effective March 25, 2010, the November 2008 and the August 2009 debenture holders agreed to convert all outstanding convertible debentures as per the terms of the respective debenture agreements. The early conversion of the debentures was a condition precedent to the Company's wholly owned subsidiary ESW Canada entering into a new credit facility with CIBC. A total of $10,600,000 in principal and $1,176,445 of accrued interest was converted into 43,756,653 shares of restricted common stock. The conversion of the November 2008 and the August 2009 debentures also triggered the mandatory conversion feature on the March 19, 2010 debentures. A total of $3,000,000 in principal and $3,797 in accrued interest was converted into 6,007,595 shares of restricted common stock. With these transactions effective March 25, 2010 the Company has $0 of convertible debentures and accrued interest on convertible debenture.

As part of the agreement to convert all existing convertible debentures the Company has paid a premium as an inducement to convert all debentures. The premium is payable to all converting debenture holders and was subject to a positive fairness opinion, approval by a Fairness Committee consisting of independent Directors of the Company's Board of Directors and an increase in the share capital of the Company. The premium consists of 4,375,665 shares of Common Stock. As the Company does not have sufficient authorised shares as of the date of conversion of the debentures to fulfill the premium, the premium has been recorded as an advance share purchase agreement at fair market value $2,909,872 as at March 31 2010, the agreement is without interest, subordinated to the banks position and payable in a fixed number of common shares of the Company upon increase in the authorised share capital of the Company.

ITEM 5. OTHER INFORMATION

On April 5, 2010 the Board of Directors granted an aggregate award of 900,000 stock options to one executive officer and director and one director. The options vest over a period of three years with exercise prices of $0.65 (fair market value of the Company's common stock as of the date of grant) with expiry five years from the date of award.

Effective May 13, 2010, the Company's Board of Directors approved the recommendation of the Compensation Committee whereby the base salary for Mr. David J. Johnson, the Company's Chief Executive Officer and President was increased to $360,000 per annum. The increase in Mr. Johnson's salary is retroactive to January 1, 2010.


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

DATED: May 14, 2010
Concord, Ontario Canada

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