Form 10-Q
period 2010-06-30
ENVIRONMENTAL SOLUTIONS WORLDWIDE INC
filed 2010-08-13
CIK 1082278

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                for the quarterly period ended - June 30, 2010.

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

             335 Connie Crescent, Concord, Ontario, Canada, L4K 5R2 (Address of principal executive offices, including postal code.)

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

Large Accelerated Filer | | Accelerated Filer | | Non-Accelerated Filer | | Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).YES [ ] NO [X]

There were 123,588,099 shares of the registrant's Common Stock outstanding as of August 13th, 2010.

                                   FORM 10-Q

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.

                               TABLE OF CONTENTS


                                                                          PAGE #

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

        Consolidated Condensed Balance Sheets as of June 30, 2010             F2
        (unaudited) and December 31, 2009

        Consolidated Condensed Statements of Operations and Comprehensive     F3
        Income /(Loss) for the Six and Three Month Periods Ended June 30, 2010 and 2009 (unaudited)

        Consolidated Condensed Statements of Changes in Stockholders' Equity F4 (Deficit) and Comprehensive Income for the Six Months Ended
        June 30, 2010 (unaudited)

        Consolidated Condensed Statements of Cash Flows
        for the Six Months Ended June 30, 2010 and 2009 (unaudited)           F5

        Notes to Consolidated Condensed Financial Statements (unaudited)  F6-F25

Item 2. Management's Discussion And Analysis Of Financial Condition And        3
        Results Of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk.           20

Item 4. Controls And Procedures                                               21

                                PART II. OTHER INFORMATION

Item 1A. Risk Factors                                                         22


Item 5. Other Information.                                                    22

Item 6. Exhibits.                                                             22


                                 ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
                                  CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                        (UNAUDITED)
                                                                           JUNE 30,         DECEMBER 31,
                                                                             2010               2009
                                                                     ------------------   -----------------
ASSETS

Current Assets
      Cash and cash equivalents (Note 4)                             $          119,692   $         632,604
      Accounts receivable, net of allowance                                   3,021,663           1,118,929
          for doubtful accounts of $17,973 (2009 - $6,637) (Note 2)
      Inventory (Note 5)                                                      2,960,306           1,508,414
      Prepaid expenses and sundry assets                                        316,177             213,484
                                                                     ------------------   -----------------

          Total current assets                                                6,417,838           3,473,431

Property, plant and equipment under construction (Note 6)                       242,316             138,800

Property, plant and equipment, net of accumulated
      depreciation of $5,114,216                                              2,212,274           2,687,105
      (2009 - $4,663,281) (Note 6)

Patents and trademarks, net of accumulated
      amortization of $2,008,091                                                122,669             229,347
      (2009 - $1,901,501) (Note 2)
                                                                     ------------------   -----------------

                                                                     $        8,995,097   $       6,528,683
                                                                     ==================   =================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
      Bank loan (Note 8)                                             $        1,622,096   $         713,037
      Accounts payable                                                        1,846,407           1,126,680
      Accrued liabilities                                                       329,705           1,311,518
      Advance share subscription (Note 10)                                    2,187,833                --
      Notes payable to related party (Note 7)                                      --               500,000
      Customer deposits                                                          18,954               9,857
      Redeemable class A special shares (Note 9)                                453,900             453,900
      Current portion of capital lease obligation (Note 15)                       1,806               8,857
                                                                     ------------------   -----------------

          Total current liabilities                                           6,460,701           4,123,849
                                                                     ------------------   -----------------

Long-term Liabilities
      Convertible debentures net of deferred costs
          of $0 (2009                                                              --     $         36,506)
          and debt discount of $0 (2009 - $228,981) (Note 10)                      --            10,334,513
      Capital lease obligation (Note 15)                                          7,305              10,861
                                                                     ------------------   -----------------

          Total long-term liabilities                                             7,305          10,345,374
                                                                     ------------------   -----------------

          Total liabilities                                                   6,468,006          14,469,223
                                                                     ------------------   -----------------

Commitments and Contingencies (Note 15)

Stockholders' Equity / (Deficit) (Note 12) (Note 13)
      Common stock, $0.001 par value, 125,000,000
          shares authorized; 123,588,099 shares
          issued and outstanding (December 31,2009
          -- 73,823,851)                                                        123,586              73,822
      Additional paid-in capital                                             41,385,177          26,083,635
      Accumulated other comprehensive income                                    387,200             425,383
      Accumulated deficit                                                   (39,368,872)        (34,523,380)
                                                                     ------------------   -----------------

          Total stockholders' equity / (deficit)                              2,527,091          (7,940,540)
                                                                     ------------------   -----------------

                                                                     $        8,995,097   $       6,528,683
                                                                     ==================   =================


  The accompanying notes are an integral part of these consolidated condensed financial statements


                                       F2




                                              ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
                                         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                                AND COMPREHENSIVE INCOME / (LOSS)
                                     FOR THE SIX AND THREE MONTHS PERIODS ENDED JUNE 30, 2010
                                                           (UNAUDITED)

                                                             SIX MONTH PERIOD ENDED JUNE 30,    THREE MONTH PERIOD ENDED JUNE 30,
                                                                  2010             2009               2010            2009
                                                            ---------------   ---------------   --------------   ---------------
Revenue
     Net sales                                              $     5,847,726   $       454,686   $    3,599,130   $        84,568

Cost of sales                                                     3,775,428           241,959        2,264,938            35,941
                                                            ---------------   ---------------   --------------   ---------------

Gross profit                                                      2,072,298           212,727        1,334,192            48,627
                                                            ---------------   ---------------   --------------   ---------------

Operating expenses
     Marketing, office and general costs                          2,194,664         1,657,356        1,198,862           845,271
     Research and development costs                                 284,300           646,254          158,986           261,547
     Officers' compensation and directors fees                      476,404           332,391          278,047           177,343
     Consulting and professional fees                               145,100            62,132           39,125            61,542
     Foreign exchange loss / (gain)                                  49,194           (23,465)          (7,029)            4,269
     Depreciation and amortization                                  490,408           547,641          227,563           286,965
                                                            ---------------   ---------------   --------------   ---------------

                                                                  3,640,070         3,222,309        1,895,554         1,636,937
                                                            ---------------   ---------------   --------------   ---------------

Loss from operations                                             (1,567,772)       (3,009,582)        (561,362)       (1,588,310)

Interest on long-term debt                                         (183,858)         (405,000)            --            (202,501)
Amortization of deferred costs                                     (117,131)           (9,957)            --              (4,978)
Long-term debt accretion                                           (768,981)             --               --                --
Inducement premium                                               (2,909,872)             --               --                --
Mark to market adjustment on advance share subscription             722,039              --            722,039              --
Interest on notes payable to related party                          (11,342)             --               --                --
Loss on disposal of property, plant and equipment                    (8,791)             --             (8,791)             --
Interest income                                                         216               739              181               273
                                                            ---------------   ---------------   --------------   ---------------

Net (loss) / income                                              (4,845,492)       (3,423,800)         152,067        (1,795,516)
                                                            ---------------   ---------------   --------------   ---------------

Other comprehensive (loss) / income:
     Foreign currency translation of Canadian subsidiaries          (38,183)          112,562         (142,048)          163,131
                                                            ---------------   ---------------   --------------   ---------------

Net comprehensive (loss) / income                           $    (4,883,675)  $    (3,311,238)  $       10,019   $    (1,632,385)
                                                            ===============   ===============   ==============   ===============

Net loss per share (Basic and diluted) (Note 16)            $         (0.05)  $         (0.05)  $         0.00   $          0.02
                                                            ===============   ===============   ==============   ===============

Weighted average number of shares outstanding
  (Basic and diluted) Note 16)                                  100,768,029        73,006,724      123,588,099        73,039,236
                                                            ===============   ===============   ==============   ===============

        The accompanying notes are an integral part of these consolidated condensed financial statements



                                       F3



                                   ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                    AND COMPREHENSIVE INCOME FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2010
                                                 (UNAUDITED)

January 1, 2010                   73,823,851  $ 73,822  $26,083,635  $425,383   $ (34,523,380)  $ (7,940,540)

Net loss                                --        --           --        --        (4,845,492)    (4,845,492)

Stock-based compensation                --        --         31,063      --              --           31,063

Common stock issued on
  conversion of debentures        49,764,248    49,764   14,730,479      --              --       14,780,243

Fair value of convertible
  debentures                            --        --        540,000      --              --          540,000

Foreign currency translation of
  Canadian subsidiaries                 --        --           --     (38,183)           --          (38,183)
                                 -----------  --------  -----------  --------   ------------    ------------
June 30, 2010                    123,588,099  $123,586  $41,385,177  $387,200   $ (39,368,872)  $  2,527,091
                                 ===========  ========  ===========  ========   =============   ============

        The accompanying notes are an integral part of these consolidated condensed financial statements




                                       F4



                             ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                         CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                             FOR THE SIX MONTH PERIOD ENDED JUNE 30,
                                           (UNAUDITED)

                                                                       2010             2009
                                                                  ---------------  ---------------

Net Loss                                                          $   (4,845,492)   $  (3,423,800)
                                                                  --------------   --------------

Adjustments to reconcile net loss to net cash
       used in operating activities:
       Depreciation of property, plant and equipment                     561,998          524,012
       Amortization of patents and trademarks                            106,679          106,390
       Provision for uncollectible accounts                               11,757                -
       Interest on long term debt                                        183,858          405,000
       Interest on notes to related party                                 11,342                -
       Amortization of deferred costs                                     36,506            9,957
       Long term debt accretion                                          768,981                -
       Inducement premium on conversion of debentures                  2,909,872                -
       Mark to market adjustment on advance share subscription          (722,039)               -
       Loss on disposal of property, plant and equipment                  11,747                -
       Stock based compensation                                           31,063                -
                                                                  --------------   --------------

                                                                       3,911,764        1,045,359
                                                                  --------------   --------------

Increase (decrease) in cash flows from operating
       activities resulting from changes in:
       Accounts receivable                                            (1,876,004)          17,884
       Inventory                                                      (1,639,997)        (141,560)
       Prepaid expenses and sundry assets                                (57,094)         146,508
       Accounts payable and accrued liabilities                          665,772          (22,866)
       Customer deposits                                                   9,097                -
                                                                  --------------   --------------

                                                                      (2,898,226)             (34)
                                                                  --------------   --------------

Net cash used in operating activities                                 (3,831,954)      (2,378,475)
                                                                  --------------   --------------

Investing activities:
       Proceeds from sale of  property, plant and equipment                  701                -
       Acquisition of property, plant and equipment                     (105,414)         (60,824)
       Property, plant and equipment under construction                  (68,943)         (76,968)
       Increase in patents and trademarks                                      -           (1,328)
                                                                  --------------   --------------

Net cash used in investing activities                                   (173,656)        (139,120)
                                                                  --------------   --------------

Financing activities:
       Convertible debentures placement                                3,000,000                -
       Bank loan                                                       1,665,667          251,441
       Repayment of bank loan                                           (720,510)         (58,581)
       Repayment of notes payable to related party                      (500,000)               -
       Issuance of common stock                                                -          425,000
       Repayment of capital lease obligation                             (12,138)          (6,909)
                                                                  --------------   --------------

Net cash provided by financing activities                              3,433,019          610,951
                                                                  ---------------  ---------------

Net decrease in cash and equivalents                                    (572,591)     (1,906,644)

Foreign exchange gain on foreign operations                               59,679           9,558

Cash and cash equivalents, beginning of period                           632,604       2,247,623
                                                                  --------------  --------------


Cash and cash equivalents, end of period                          $      119,692  $      350,537
                                                                  ==============  ==============

Supplemental disclosures:
Cash interest received                                            $          216  $          739
                                                                  ==============  ==============
Cash interest paid                                                $       12,290  $          912
                                                                  ==============  ==============
Other non-cash conversion of debentures and related interest      $   14,780,243  $            -
                                                                  ==============  ==============

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

The Company has sustained recurring operating losses. As of June 30, 2010, the Company has an accumulated deficit of $39,368,872 and cash and cash equivalents of $119,692. Based on cash and cash equivalents on hand at June 30, 2010, anticipated spending levels, anticipated revenues from the Company's verified Level III on-road and off-road products and sources of funding available to the Company, the Company estimates that it has sufficient cash resources to meet its anticipated net cash needs through the next twelve months.

The Company may be required to raise additional funds through equity or debt financing. The Company's management and Board of Directors are presently carrying out the necessary due diligence of investigating the options to list ESW on a main board exchange. The Company cannot assure that the funding, if needed, will be available on terms attractive to it, or at all. Furthermore, any additional financings may be dilutive to shareholders or if available, may involve restrictive covenants. The Company's failure to raise capital as and when needed or at favourable terms could have a negative impact on its financial condition and its ability to pursue business strategies. If adequate funds are not available, the Company plans to delay or reduce the scope of its operations and product development plans. In addition, the Company may be required to reduce personnel-related costs and other discretionary expenditures that are within the Company's control.

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

These statements have not been audited and should be read in conjunction with the consolidated financial statements and the notes thereto included in ESW's Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission for the year ended December 31, 2009. The methods and policies set forth in the year-end audited consolidated financial statements are followed in these interim consolidated condensed financial statements.

All adjustments considered necessary for fair presentation and of a normal recurring nature have been included in these interim consolidated condensed financial statements. Revenues and operating results for the six month period ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

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

ESTIMATES

The preparation of consolidated condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported period. Actual results could differ from those estimates. Significant estimates include amounts for impairment of property plant and equipment, intangible assets, valuation of share based compensation, valuation of inventory, redeemable Class A special shares, advance share subscription and accounts receivable.

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

Accounts Receivable and Concentrations of Credit Risk: The Company performs on-going credit evaluations of its customer's financial condition and generally does not require collateral from its customers. The Company manages its credit risk by insuring certain of its accounts receivable, as at June 30 2010, $2,237,044 (December 31, 2009 - $0) of accounts receivable were insured. Three of the Company's customers accounted for 20.3%, 17.4%, and 14.1%, respectively of the Company's revenue during the six month period ended June 30, 2010 and 33.6%, 33.6%, and 5.4%, respectively of its accounts receivable as at June 30, 2010. Three of its customers accounted for 45%, 20%, and 9%, respectively of the Company's revenue in fiscal 2009 and 27%, 11%, and 25%, respectively of its accounts receivable as at December 31, 2009.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is estimated and recorded based on management's assessment of the credit history with the customer and current relationships with them. On this basis management has determined that a reserve of $17,973 was appropriate as at June 30, 2010 ($6,637 at December 31, 2009).

                                       F7

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, generally 5 to 7 years. Maintenance and repairs are charged to operations as incurred. Significant renewals and betterments are capitalized. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated discounted cash flow used in determining the fair value of the asset. ESW conducted a test for impairment and as of December 31, 2009 and found no impairment.

PATENTS AND TRADEMARKS

Patents and trademarks consist primarily of the costs incurred to acquire them from an independent third party. Topic 350-20, Goodwill, and 350-30, Intangibles other than goodwill in the Accounting Standards Codification ("ASC") requires intangible assets with a finite life be tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated discounted cash flow used in determining the fair value of the asset. ESW conducted a test for impairment and as of December 31, 2009 and found no impairment.

Patents and trademarks are being amortized on a straight-line basis over their estimated lives of ten years. Amortization expense for the six month period ended June 30, 2010 was $106,679, amortization expense for the six month period ended June 30, 2009 was $106,390.

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

                                       F8

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, notes payable to related party, bank loan, redeemable Class A special shares and capital lease obligation approximate fair value because of the short-term nature of these items. Per FAS 157 framework these are considered Level 3 inputs where estimates are unobservable by market participants outside of the Company and must be estimated using assumptions developed by the Company.

The advance share subscription is classified as a liability and periodically marked to market. The fair value of the advance share subscription obligation is determined by the cash settlement value at the end of each period based on the closing price of the Company's common stock and might be adversely affected by a change in the price of the Company's common stock. Per FAS 157 framework these are considered a Level 1 input.

Interest rate risk is the risk that the value of a financial instrument might be adversely affected by a change in the interest rates. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposure through its normal operating and financing activities.

REVENUE RECOGNITION

The Company derives revenue primarily from the sale of its catalytic products. In accordance with Topic 605 Revenue Recognition SEC Staff Accounting Bulletin Topic 13 in the ASC, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the amount is fixed or determinable, risk of ownership has passed to the customer and collection is reasonably assured.

The Company also derives revenue (less than 1.0% of total revenue) from providing air testing and environmental certification services. Revenues from these services are recognized upon performance.

RESEARCH AND DEVELOPMENT

The Company is engaged in research and development work. Research and development costs, are charged as operating expenses of the Company as incurred. Any grant money received for research and development work is used to offset these expenditures. For the six month periods ended June 30, 2010 and 2009 the Company expensed $284,300 and $646,254, respectively towards research and development costs. For the six month periods ended June 30, 2010 and 2009, grant money amounted to $126,322 and $27,929, respectively.

                                       F9

PRODUCT WARRANTIES

The Company provides for estimated warranty costs at the time of sale and accrues for specific items at the time their existence is known and the amounts are determinable. The Company estimates warranty costs using standard quantitative measures based on industry warranty claim experience and evaluation of specific customer warranty issues. The Company currently records warranty costs as 2% of revenue, as of June 30, 2010, $138,264 (December 31, 2009 - $40,290) was accrued against warranty provision and included in accrued liabilities. For the six month period ended June 30, 2010, the total warranty provision included in cost of sales was $120,142 (June 30, 2009 - $0).

SEGMENTED REPORTING

ASC Topic 280-10-50 - Segmented Reporting - Overall - Disclosure changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers.

The Company also derives revenue (June 30, 2010 - less than 1.0% of total revenue, June 30, 2009 less than 14.1% of total revenue) from providing air testing and environmental certification services. For the periods ended June 30, 2010 and June 30, 2009, all revenues were generated from the United States. As at June 30, 2010, $1,398,322 (December 31, 2009 - $1,662,243) of property, plant and equipment, net of depreciation is located at the Air testing facility in Pennsylvania. All remaining long-lived assets are located in Concord, Ontario, Canada.

NOTE 3 - RECENTLY ISSUED ACCOUNTING STANDARDS

In August 2010, the FASB issued ASU No.2010-21 - Accounting for Technical Amendments to Various SEC Rules and Schedules. This Accounting Standards Update various SEC paragraphs pursuant to the issuance of Release No. 33-9026:
Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. The Company is assessing the potential effect this guidance will have on its consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20 - Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This guidance will require companies to provide more information about the credit quality of their financing receivables in the disclosures to financial statements including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators. The guidance is effective for the Company as of December 15, 2010, and the Company does not anticipate that the adoption of this pronouncement will have a significant effect on its consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010 - 17 - Revenue Recognition - Milestone Method. The objective of this Update is to provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The Company does not anticipate that the adoption of this pronouncement will have a significant effect on its consolidated financial statements.

                                      F10

In April 2010, the FASB issued ASU No. 2010-013 - Compensation - Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades a consensus of the FASB Emerging Issues Task Force. ASU 2010-13 addresses the classification of an employee share-based award with an exercise price denominated in the currency of a market in which the underlying equity security trades. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company will comply with the additional disclosures required by this guidance upon its adoption in January 2011.

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

                                      F11

NOTE 4 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and highly liquid investments purchased with an original or remaining maturity of 90 days or less at the date of purchase. At June 30, 2010 and December 31, 2009 all of the Company's cash and cash equivalents consisted of cash.

NOTE 5 - INVENTORY

Inventory is summarized as follows:

                                            JUNE 30,    DECEMBER 31,
                      INVENTORY                2010          2009
                      ---------------------------------------------
                      Raw materials        $1,284,975    $  844,649
                      Work-In-Process       1,647,127       640,286
                      Finished goods           28,204        23,479
                      ---------------------------------------------
                        TOTAL              $2,960,306    $1,508,414
                      =============================================



NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consists of the following:

                                              JUNE 30,     DECEMBER 31,
           CLASSIFICATION                       2010           2009
           -----------------------------------------------------------
           Plant, machinery and equipment   $ 5,486,550    $ 5,539,017
           Office equipment                     355,378        325,626
           Furniture and fixtures               445,227        451,281
           Vehicles                              17,875         17,951
           Leasehold improvements             1,021,460      1,016,511
                                            --------------------------
                                            $ 7,326,490    $ 7,350,386

           Less: accumulated depreciation    (5,114,216)    (4,663,281)
                                            --------------------------
                                            $ 2,212,274    $ 2,687,105
                                            --------------------------



                                                          JUNE 30,     JUNE 30,
          Depreciation Expense                              2010         2009
          ----------------------------------------------------------------------
 Depreciation expense included in cost of sales          $  110,492   $   12,779
 Depreciation expense included in operating expenses $ 383,730 $ 441,251 Depreciation expense included in research
   and development costs                                 $   65,235   $   69,982
                                                         -----------------------
 Total Depreciation expense                              $  559,457   $  524,012
                                                         -----------------------


At June 30, 2010 and December 31, 2009 the Company had $242,316 and $138,800, respectively, of customized equipment under construction.

The Plant, machinery and equipment above includes $35,830 of assets under capital lease with a corresponding accumulated depreciation of $21,983 for the six month period ended June 30, 2010. As at year ended December 31, 2009, plant, machinery and equipment included $36,294 of assets under capital lease with a corresponding accumulated depreciation of $18,592.

                                      F12

NOTE 7 - NOTES PAYABLE TO RELATED PARTY

On December 29, 2009, the Company issued a $500,000 unsecured subordinated promissory note to a shareholder and a member of the Company's Board of Directors with interest accruing at the annual rate of 9%. In accordance with the terms of the note, upon the Company completing a financing for the gross sum of $2 million dollars or more, or in the event the Company did not complete a financing by March 31, 2010, this note would have been payable upon demand of the holder.

Effective March 31, 2010 the Company repaid $500,000 principal and $11,342 in interest from the proceeds of the March 19, 2010 convertible debentures issuance. (See NOTE 10 - CONVERTIBLE DEBENTURES for details.)

As at June 30, 2010, principal and corresponding accrued interest outstanding on notes payable to related party was $0. As at December 31, 2009, principal and interest outstanding on notes payable to related party was $500,000.

NOTE 8 - BANK LOAN

In 2007, ESW's subsidiary, ESW Canada Inc. entered into a $2.5 Million revolving credit facility with Royal Bank of Canada ("RBC"), to finance orders on hand. Effective September 2, 2008, the agreement was amended to extend the term of the Agreement through to June 30, 2009 and effective August 21, 2009, the term of the secured commercial loan agreement with RBC was extended through to April 30, 2010. The amended arrangement provided for a revolving facility available by way of a series of term loans of up to $750,000 to finance future production orders. The Credit Facility was guaranteed by the Company and its subsidiary ESW Canada Inc. through the pledge of their assets to RBC. The facility had been guaranteed to the bank under Export Development Canada ("EDC") pre-shipment financing program. Borrowings under the revolving credit agreement bore interest at 1.5% above the bank's prime rate of interest. Repayments of any loans were required no later than one year from the date of the advancement of that loan. Obligations under the revolving credit agreement were collateralized by a first-priority lien on the assets of the Company and its subsidiary ESW Canada Inc. including, accounts receivable, inventory, equipment and other tangible and intangible property, including the capital stock of all direct subsidiaries.

Effective March 31, 2010, all borrowings under the RBC facility were repaid and the facility with RBC was closed.

Effective March 31, 2010, ESW's subsidiary, ESW Canada Inc., entered into a demand revolving credit facility agreement with a Canadian chartered bank, Canadian Imperial Bank of Commerce ("CIBC"), to meet working capital requirements. The facility has a credit limit of $4 million Canadian. Borrowings under the facility are limited to a percentage of accounts receivable plus a percentage of inventories (capped at $1 million Canadian or 50% of the accounts receivable portion) less any prior ranking claims. The credit facility is guaranteed by the Company and its subsidiaries ESW Canada Inc., ESW America Inc., BBL Technologies Inc., and ESW Technologies Inc. through a general security agreement over all assets to CIBC. The facility has been guaranteed to CIBC under Export Development Canada's Export Guarantee Program. Borrowings under the credit facility bear interest at 2.25% above CIBC's prime rate of interest. Obligations under the revolving credit agreement are collateralized by a first-priority lien on the assets of the Company and its subsidiaries, including, accounts receivable, inventory, equipment and other tangible and intangible property, including the capital stock of all direct subsidiaries. As at June 30, 2010 the Company is in compliance with all covenants under the facility.

As at June 30, 2010, $1,622,096 was owed under the credit facility to CIBC. As at December 31, 2009, $713,037 was owed under the former credit facility with Royal Bank of Canada ("RBC").

                                      F13

NOTE 9 - REDEEMABLE CLASS A SPECIAL SHARES

       700,000 Class A special             $453,900 (based on the historical
       shares Authorized,                  exchange rate at the time of
       issued, and outstanding.            issuance.)


The redeemable Class A special shares are issued by the Company's wholly-owned subsidiary BBL Technologies, Inc. ("BBL") without par value, and are redeemable on demand by the holder of the shares, which is a private Ontario Corporation, at $700,000 Canadian Dollars (which translates to $657,524 USD at June 30,
2010). As the redeemable Class A special shares were issued by the Company's wholly-owned subsidiary BBL, the maximum value upon which the Company is liable is the net book value of BBL. As at June 30, 2010 BBL has an accumulated deficit of $1,187,581 USD ($1,839,942 Canadian dollars as at June 30, 2010) (December 31, 2009 - $ 1,187,506 USD which equates to $1,839,864 Canadian) and therefore, the holder would be unable to redeem the redeemable Class A special shares at their ascribed value.


NOTE 10 - CONVERTIBLE DEBENTURES

Effective March 25, 2010, the November 2008 and the August 2009 debenture holders agreed to convert all outstanding convertible debentures as per the terms of the respective debenture agreements. The early conversion of the debentures was a condition precedent to the Company's wholly-owned subsidiary ESW Canada Inc. entering into a new credit facility with CIBC (Note 8). A total of $10,600,000 in principal and $1,176,445 of accrued interest was converted into 43,756,653 shares of restricted common stock. The conversion of the November 2008 and the August 2009 debentures also triggered the mandatory conversion feature on the March 19, 2010 debentures. A total of $3,000,000 in principal and $3,797 in accrued interest was converted into 6,007,595 shares of restricted common stock. With these transactions effective March 25, 2010 the Company has $0 of convertible debentures and accrued interest on convertible debenture.

As part of the agreement to convert all existing convertible debentures, the Company was committed to pay a premium as an inducement to convert all debentures. The premium is payable to all converting debenture holders and was subject to a positive fairness opinion, approval by a Fairness Committee consisting of independent Directors of the Company's Board of Directors and an increase in the share capital of the Company. The premium consists of 4,375,665 shares of Common Stock. As the Company did not have sufficient authorised shares as of the date of conversion of the debentures to fulfill the premium, the premium had been recorded as an advance share purchase agreement at a fair market value of $2,909,872 as at March 31, 2010, the agreement is without interest, subordinated to the banks position and payable in a fixed number of common shares (4,375,665 shares) of the Company upon increase in the authorised share capital of the Company.

At June 30, 2010, the Company did not have sufficient authorized and unissued shares to fulfill the advance share subscription. Under these conditions, FASB ASC Subtopic 815-40 Contracts in Entity' Own Equity precludes equity classification of this obligation. As such, the advance share subscription is classified as a liability and periodically marked to market. The fair value of the obligation was determined to be $2,187,833 at June 30, 2010. The fair value of the obligation is determined by the cash settlement value at the end of each period based on the closing price of the Company's common stock. The decrease in fair value of this liability of $722,039 is recorded as a mark to market adjustment on advance share subscription in the consolidated condensed statement of operations and comprehensive Income / (loss).

                                      F14

Debentures issued by the Company are summarised as follows:

                                                                                                 TOTAL                TOTAL
                                     2008 DEBENTURE   2009 DEBENTURE    2010 DEBENTURE       MARCH 31, 2010      DECEMBER 31, 2009
                                     --------------   --------------    --------------      ---------------      -----------------
Face value of convertible debenture     $ 9,000,000      $ 1,600,000       $ 3,000,000         $ 13,600,000         $ 10,600,000
Less: Beneficial conversion feature              --         (256,000)         (540,000)            (796,000)            (256,000)
      Deferred costs                        (59,738)              --           (80,625)            (140,363)             (59,738)
                                     ---------------  --------------    ---------------     ---------------       --------------
Book value upon issuance                $ 8,940,262      $ 1,344,000       $ 2,379,375         $ 12,663,637         $ 10,284,262
Accretion of the debt discount                   --          256,000           540,000              796,000               27,019
Amortization of deferred costs               59,738               --            80,625              140,363               23,232
                                     ---------------  --------------    ----------------    ---------------       --------------
CARRYING VALUE                          $ 9,000,000      $ 1,600,000       $ 3,000,000         $ 13,600,000         $ 10,334,513
                                                                                                                  ---------------
CONVERSION (MARCH 25/2010)               (9,000,000)      (1,600,000)       (3,000,000)         (13,600,000)
                                     ---------------  --------------    ----------------    ---------------
CARRYING VALUE (JUNE 30/2010)          $         0      $         0       $         0         $          0



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

                                      F15

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

As at June 30, 2010 Convertible Debentures, corresponding accrued interest amounted to $0. As at December 31, 2009, total Convertible Debentures amounted to $10,334,513 net of deferred costs of $36,506 and debt discount of $228,981, with corresponding accrued interest of $996,385.

At March 31, 2010, the debt discount of $768,981 and deferred cost of $ 117,131 were fully amortized and expensed due to the conversion of the debentures effective March 25, 2010.

                                      F16

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

At March 31, 2010, the deferred cost assets were fully amortized due to the conversion of the debentures effective March 25, 2010. As at June 30 2010, the deferred cost assets was $0 (December 31, 2009 - $36,506) and related amortization expense for the six month period ended June 30, 2010 was $117,131 (June 30, 2009 - $9,957) respectively. For the year ended December 31, 2009, legal fees have been presented net against the related convertible debentures.

NOTE 11- INCOME TAXES

As at June 30, 2010, there are tax loss carry forwards for Federal income tax purposes of approximately $25,827,187 available to offset future taxable income in the United States. The tax loss carry forwards expire in various years through 2027. The Company does not expect to incur a Federal income tax liability in the foreseeable future. Accordingly, a valuation allowance for the full amount of the related deferred tax asset of approximately $9,039,515 has been established until realizations of the tax benefit from the loss carry forwards meet the "more likely than not" criteria.

                                              LOSS CARRY
                               YEAR            FORWARD
                               ----            -------
                               1999          $   407,067
                               2000            2,109,716
                               2001            2,368,368
                               2002              917,626
                               2003              637,458
                               2004            1,621,175
                               2005            2,276,330
                               2006            3,336,964
                               2007            3,378,355
                               2008            3,348,694
                               2009            3,260,449
                               2010            2,164,985
                               ----          -----------
                               Total         $25,827,187
                                             -----------

Additionally, as at June 30, 2010, the Company's two wholly-owned Canadian subsidiaries had non-capital tax loss carry forwards of approximately $7,242,518 to be used, in future periods, to offset taxable income. The loss carry forwards expire in various years through 2030 The deferred tax asset of approximately $2,390,031 has been fully offset by a valuation allowance until realization of the tax benefit from the non-capital tax loss carry forwards are more likely than not.

                                            LOSS CARRY
                                          FORWARD FOREIGN
                              YEAR           OPERATIONS
                              ----           ----------
                              2003           $    5,343
                              2004                5,942
                              2005                    2
                              2006              561,306
                              2007                7,060
                              2008            3,671,089
                              2009            2,977,360
                              2010               14,416
                              ----           ----------
                              Total          $7,242,518
                                             ----------

                                      F17


                                                     For the six month period ended June 30,
                                                                2010           2009
                                                           ---------------------------
Statutory tax rate:
  U.S.                                                            35.0%           35.0%
  Foreign                                                         33.0%           33.5%

Income (loss) before income taxes:
  U.S.                                                     $(4,383,881)    $(2,113,336)
  Foreign                                                   (  461,611)     (1,310,464)
                                                           ----------------------------
                                                            (4,845,492)     (3,423,800)
                                                           ---------------------------
Expected income tax recovery                                (1,686,690)     (1,178,673)

Differences in income tax resulting from:
  Depreciation (Foreign operations)                             33,885          16,608
  Inducement premium on conversion of Debentures             1,018,455              --
  Interest on long-term debt                                    64,350         141,750
  Stock based compensation                                      10,872              --
  Mark to market adjustment on advance share subscription     (252,714)             --
  Long-term debt accretion                                     269,143              --
                                                           ---------------------------
                                                              (542,699)     (1,020,315)
Benefit of losses not recognized                               542,699       1,020,315
                                                           ---------------------------
Income tax provision (recovery) per financial statements   $        --     $        --
                                                           ---------------------------



Deferred income tax assets and liabilities consist of the following difference:



                                                                  As at June 30,
                                                                2010             2009
                                                           -----------------------------
Assets
  Capital Assets - Tax Basis (Foreign operations only)     $  1,191,781     $  1,317,429
  Capital Assets - Book Value (Foreign operations only)      (  814,288)      (1,074,402)
                                                           -----------------------------
  Net Capital Assets                                            377,493          243,027
  Tax loss carry forwards                                    33,069,705       27,873,897
                                                           -----------------------------
Net temporary differences                                    33,447,198       28,116,924

Statutory tax rate:
  U.S.                                                             35.0%            35.0%
  Foreign                                                          25.0%            33.5%

Temporary differences                                        11,523,920        9,756,973
  Valuation allowance                                       (11,523,920)      (9,756,973)
                                                           -----------------------------
  Carrying Value                                           $         --     $         --
                                                           =============================


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

                                      F18

The Company will recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the interim consolidated condensed statement of operations. Accrued interest and penalties will be included within the related tax liability line in the interim consolidated condensed balance sheet.

The following describes the Company's open tax years that remain subject to examination by tax authorities, by major tax jurisdiction, as of June 30, 2010:




               United States - Federal              2006 - present
               United States - State                2006 - present
               Canada - Federal                     2007 - present
               Canada - Provincial                  2007 - present

NOTE 12 - STOCKHOLDERS' EQUITY / (DEFICIT)

Effective March 25, 2010, the November 2008 and the August 2009 debenture holders agreed to convert all outstanding convertible debentures as per the terms of the respective debenture agreements (Note 10). The early conversion of the debentures was a condition precedent to the Company's wholly-owned subsidiary ESW Canada entering into a new credit facility with CIBC. A total of $10,600,000 in principal and $1,176,445 of accrued interest was converted into 43,756,653 shares of restricted common stock.

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

As part of the agreement to convert all existing convertible debentures, the Company was committed to pay a premium as an inducement to convert all debentures. The premium is payable to all converting debenture holders and was subject to a positive fairness opinion, approval by a Fairness Committee consisting of independent Directors of the Company's Board of Directors and an increase in the share capital of the Company. The premium consists of 4,375,665 shares of Common Stock. As the Company did not have sufficient authorised shares as of the date of conversion of the debentures to fulfill the premium, the premium had been recorded as an advance share purchase agreement at a fair market value of $2,909,872 as at March 31, 2010, the agreement is without interest, subordinated to the banks position and payable in a fixed number of common shares (4,375,665 shares) of the Company upon increase in the authorised share capital of the Company.

At June 30, 2010, the Company did not have sufficient authorized and unissued shares to fulfill the advance share subscription. Under these conditions, FASB ASC Subtopic 815-40 Contracts in Entity' Own Equity precludes equity classification of this obligation. As such, the advance share subscription is classified as a liability and periodically marked to market. The fair value of the obligation was determined to be $2,187,833 at June 30, 2010. The fair value of the obligation is determined by the cash settlement value at the end of each period based on the closing price of the Company's common stock. The decrease in fair value of this liability of $722,039 is recorded as a mark to market adjustment on advance share subscription in the consolidated condensed statement of operations and comprehensive income / (loss).

On June 24, 2009 the Company received $425,000 from the exercise of options at $0.50 per share and issued 850,000 shares of restricted common stock.

                                      F19

NOTE 13 - STOCK OPTIONS AND WARRANT GRANTS

On April 15, 2010 the Board of Directors granted an aggregate award of 900,000 stock options to one executive officer and director and one director. The options vest over a period of three years with an exercise price of $0.65 (fair market value of the Company's common stock as of the date of grant) with expiry five years from the date of award. All option holders of the April 15, 2010 grant have agreed to stand back on exercise of the options issued until the Company has sufficient authorised shares available. The total stock option expense for the April 15, 2010 grant is $372,761 and will be expensed on a straight line basis over the vesting term of the award, as per the terms of the option agreements, as follows:

               DATE                      Stock Option
                                           Expense
               --------------------------------------
               April 15, 2011              $124,254
               April 15, 2012              $124,254
               April 15, 2013              $124,254


A total of $31,063 for stock based compensation has been recorded for the six month period ended June 30, 2010. During fiscal year 2009 no stock options or warrants were granted.

A summary of option transactions, including those granted pursuant to the terms of certain employment and other agreements is as follows:

                                              STOCK         WEIGHTED
                                            PURCHASE         AVERAGE
                      DETAILS                OPTIONS     EXERCISE PRICE
          -------------------------------------------------------------
          OUTSTANDING, JANUARY 1, 2009      6,120,000        $ 0.65
          Granted                                  --            --
          Expired                          (1,600,000)      ($ 0.50)
          Exercised                          (850,000)      ($ 0.50)
                                           ----------        ------
          OUTSTANDING, JANUARY 1, 2010      3,670,000        $ 0.76
          Granted                             900,000        $ 0.65
          Expired                            (175,000)      ($ 0.71)
                                           ----------        ------
          OUTSTANDING, JUNE 30, 2010       4,395,000        $ 0.76
                                           ==========        ======

At June 30, 2010, the outstanding options have a weighted average remaining life of 25 months. And all options issued prior to 2010 have vested, the April 15, 2010 options vest over a period of three years, in three equal parts each year.

The weighted average fair value of options granted during 2010 was $0.41 and was estimated using the Black-Scholes option-pricing model, using the following assumptions:

                                                     2010
                                                    ---------
                     Expected volatility               117%
                     Risk-free interest Rate          1.08%
                     Expected life                    4 yrs
                     Dividend yield                   0.00%
                     Forfeiture rate                  0.00%

                                      F20

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

At June 30, 2010, the Company had outstanding options as follows:

                 NUMBER OF          EXERCISE
                  OPTIONS             PRICE           EXPIRATION DATE
                 ----------------------------------------------------
                   795,000            $1.00            December-31-10
                   100,000            $0.71            February-06-11
                   100,000            $1.00            February-06-11
                 2,150,000            $0.71            February-16-12
                   100,000            $1.00            February-08-13
                   250,000            $0.27              August-06-13
                   900,000            $0.65               April-15-15
                 ----------------------------------------------------
                 4,395,000
                 ====================================================

At June 30, 2010, the Company signed agreements with certain option holders to stand back on exercise of their options, until authorised shares are available:

                  NUMBER OF          EXERCISE
                   OPTIONS             PRICE           EXPIRATION DATE
                  ----------------------------------------------------
                    520,000            $1.00            December-31-10
                     50,000            $0.71            February-06-11
                    250,000            $0.27              August-06-13
                  1,300,000            $0.71            February-16-12
                    900,000            $0.65               April-15-15
                  ----------------------------------------------------
                  3,020,000
                  ====================================================


Warrants issued in connection with various private placements of equity securities, are treated as a cost of capital and no income statement recognition is required. A summary of warrant transactions is as follows:

                                                         WEIGHTED AVERAGE
DETAILS                                           WARRANT SHARES  EXERCISE PRICE
--------------------------------------------------------------------------------
Outstanding, January 1, 2008                         3,272,500        $ 1.28
Granted                                                     --            --
Exercised                                                   --            --
Expired                                             (3,272,500)       $(1.28)
--------------------------------------------------------------------------------
Outstanding, June 30, 2010 and December 31, 2009           --            --
================================================================================

                                      F21

NOTE 14 - RELATED PARTY TRANSACTIONS

During the six month period ended June 30, 2010 transactions with related parties included $6,134,024 related to conversion of convertible debentures including interest of $634,024 thereon into common stock; $1,032,849 related to inducement on early conversion of convertible debentures; and the repayment of $511,342 principal and interest on promissory note in addition to salaries and reimbursement of business expenses. During the six month period ended June 30, 2009, the Company paid shareholders and their affiliates $ nil in addition to salaries and reimbursement of business expenses. All transactions are recorded at the exchange amounts.

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

From the proceeds of the November 2008 debentures, the Company repaid $2,200,000, the principal portion only, of a previously issued Consolidated Note in the amount of $2,308,148 to a company controlled by a trust to which a director and shareholder of the Company is the beneficiary. The debt holder agreed to have the remaining amount of $433,923, due under the Consolidated Note, applied to a subscription of a Debenture under the November 3, 2008 offering. Concurrently, the Company repaid a Consolidated Subordinated Note that it had previously issued to a debt holder who is a director and shareholder of the Company, in the principal amount of $1,002,589. The debt holder agreed to have the full amount of principal and accumulated interest, in the amount of $1,158,024 due under the Consolidated Subordinated Note, applied to a subscription of a Debenture under the offering. Additionally the Company's $1.5 million credit facility also provided by the same debt holder, from which the Company had drawn down the sum of $1,103,000 as of November 3, 2008, was also satisfied by way of issuance of Debentures under the November 3, 2008 offering. With the agreement to settle all the notes previously issued, the Debt holder subscribed to an aggregate of $2,566,077 of Debentures under the offering.

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

                                      F22

As part of the agreement to convert all existing convertible debentures, the Company was committed to pay a premium as an inducement to convert all debentures. The premium is payable to all converting debenture holders and was subject to a positive fairness opinion, approval by a Fairness Committee consisting of independent Directors of the Company's Board of Directors and an increase in the share capital of the Company. The premium consists of 4,375,665 shares of Common Stock. As the Company does not have sufficient authorised shares as of the date of conversion of the debentures to fulfill the premium, the premium has been recorded as an advance share purchase agreement at a fair market value of $2,909,872 as at March 31, 2010, the agreement is without interest, subordinated to the banks position and payable in a fixed number of common shares of the Company upon increase in the authorised share capital of the Company.

At June 30, 2010, the Company did not have sufficient authorized and unissued shares to fulfill the advance share subscription. Under these conditions, FASB ASC Subtopic 815-40 Contracts in Entity' Own Equity precludes equity classification of this obligation. As such, the advance share subscription is classified as a liability and periodically marked to market. The fair value of the obligation was determined to be $2,187,833 and $2,909,872 at June 30, 2010 and March 31, 2010, respectively. The fair value of the obligation is determined by the cash settlement value at the end of each period based on the closing price of the Company's common stock. The decrease in fair value of this liability of $722,039 is recorded as a mark to market adjustment on advance share subscription in the consolidated condensed statement of operations and comprehensive income / (loss). Of the total amount $1,032,849 (fair market value of 2,065,697 shares of common stock) was attributed to related parties.

As at June 30, 2010, principal and interest on Convertible Debenture due to related parties was $0. As at December 31, 2009, the principal amount of Convertible Debenture net of accretion due to related party amounted to $5,428,443 with a corresponding accrued interest of $540,128, and debt discount of $71,557.

CONTRACTS AND AGREEMENTS

Mr. Nitin Amersey who is a Director of the Company is listed as a control person with the Securities and Exchange Commission of Bay City Transfer Agency Registrar Inc. the Company's transfer agent. He has no ownership equity in Bay City Transfer Agency Registrar Inc. nor is he an officer or a director of Bay City Transfer Agency Registrar Inc. For the six month period ended June 30, 2010 the Company paid Bay City Transfer Agency Registrar Inc. $2,518 (June 30, 2010, $0). For the year ended December 31, 2010, the Company paid Bay City Transfer Agency Registrar Inc., $1,972 for services.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

LEASES

Effective November 24, 2004, the Company's wholly-owned subsidiary ESW America, Inc. entered into a lease agreement for approximately 40,220 square feet of leasehold space at 2 Bethlehem Pike Industrial Center, Montgomery Township, Pennsylvania. The leasehold space houses the Company's research and development facilities. The lease commenced on January 15, 2005 and expires January 31, 2010. Effective October 16, 2009, the Company's wholly-owned subsidiary ESW America, Inc. entered into a lease renewal agreement with Nappen & Associates for the leasehold property at Pennsylvania. There were no modifications to the original economic terms of the lease under the lease renewal agreement. Under the terms of the lease renewal, the lease term will now expire February 28, 2013.

                                      F23

Effective December 20, 2004, the Company's wholly-owned subsidiary ESW Canada, Inc. entered into an offer to lease agreement for approximately 50,000 square feet of leasehold space in Concord, Ontario, Canada. The leasehold space houses the Company's executive offices and a high volume manufacturing plant. The possession of the leasehold space took place on May 24, 2005 and the term of the lease has been extended to September 30, 2010. ESW Canada, Inc. has renewed its lease agreement at the current property for an additional five year term. The renewed lease period will commence as of October 1, 2010 and end on September 30, 2015

The following is a summary of the minimum annual lease payments, for both leases.

                     YEAR


                     2010              $208,032
                     2011              $442,403
                     2012              $442,403
                     2013              $293,954
                     2014              $270,919
                     2015              $203,189
                                     ----------
                                     $1,860,900
                                     ==========





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

CAPITAL LEASE OBLIGATION

The Company is committed to the following lease payments in connection with the acquisition of equipment under capital leases:

                                            YEAR

                                            2010          $ 2,484
                                            2011            4,968
                                            2012            2,070
                                                          -------
                                            TOTAL         $ 9,522

                Less imputed interest                        (411)
                                                          -------
                Total obligation under capital lease      $ 9,111

                Less current portion                      ( 1,806)
                                                          -------
                TOTAL LONG-TERM PORTION                   $ 7,305
                                                          =======


The Company incurred $949 of interest expense on capital leases for the six month period ended June 30, 2010 (June 30, 2009 - $3,162).

                                      F24

NOTE 16 - LOSS PER SHARE

Potential common shares of 4,395,000 related to ESW's outstanding stock options were excluded from the computation of diluted loss per share for the period ended June 30, 2010. As at June 30, 2009, 4,720,000 stock options and potential common shares of 42,583,901 related to the 2008 and 2009 convertible debenture have been excluded from the computation of diluted earnings per share as the effect of inclusion of these shares would have been anti-dilutive.

The reconciliation of the input used to calculate the diluted loss per share is calculated as follows:



                                              For the six month period ended  For the three month period ended
                                                      Ended June 30,                  Ended June 30,
                                                   2010            2009           2010            2009
                                               ------------    ------------   ------------    ------------
NUMERATOR
Net (loss) for the period                      $ (4,845,492)   $ (3,423,800)  $    152,067   $ (1,795,516)
Interest on long term debt                          183,858         405,000             --         202,501
Amortization of deferred costs                      117,131           9,957             --           4,978
Long term debt accretion                            768,981              --             --              --
                                                ------------    ------------   ------------    ------------
                                               $ (3,775,522)   $ (3,008,843)  $    152,067   $ (1,588,037)
                                                ===========     ============   ============    ============
DENOMINATOR
Weighted average number of shares outstanding   100,768,029      73,006,724    123,588,099      73,039,236
Dilutive effect of :
   Stock options                                         --              --             --              --
   Warrants                                              --              --             --              --
   Convertible debt conversion                           --              --             --              --
                                                ------------    ------------   ------------    ------------
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING     100,768,029      73,006,724    123,588,099      73,039,236
                                                ===========     ============   ============    ============



NOTE 17 - COMPARATIVE FIGURES

Certain 2009 figures have been reclassified to conform to the current financial statement presentation.

NOTE 18 - SUBSEQUENT EVENTS

On August 10, 2010 the Company's board of directors ratified the reconstitution of its audit, compensation and nominating committees. The audit committee will be chaired by Mr. Nitin Amersey with Messrs Elbert O. Hand and John Dunlap as members. The compensation committee will be chaired by Mr. Elbert O. Hand with Messrs. Nitin Amersey and John Dunlap as members. The nominating/corporate governance committee will be chaired by Mr. John Dunlap with Mr. Elbert O. Hand as a member. Additionally new charters for the respective committees were also adopted by the board of directors.

Effective August 13, 2010, the Company's wholly owned subsidiary ESW Canada, Inc. entered into a lease agreement with Dufcon Developments Inc for the leasehold property at Concord, Ontario, Canada which houses the Company's manufacturing facilities. There were minor modifications to the original economic terms of the lease under the agreement, included in the table "minimum lease payments" under Note 15 - Commitment and Contingencies. Under the terms of the amended lease agreement, the lease term will now expire September 30, 2015.

                                      F25

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with ESW's consolidated condensed financial statements and Notes thereto included elsewhere in this Report.

This Form 10-Q contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of ESW's business. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. ESW undertakes no obligation to publicly release any modifications or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, ESW cautions investors that actual financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, ESW. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. This report should be read in conjunction with ESW's Annual Report on Forms 10-K, for the year ended December 31, 2009 as filed with the Securities and Exchange Commission.

GENERAL OVERVIEW

Environmental Solutions Worldwide Inc. ("ESW" or the "Company") is a publicly traded company engaged through its wholly owned subsidiaries ESW Canada Inc., ESW America Inc. and ESW Technologies Inc. (the "ESW Group of Companies") in the design, development, manufacturing and sale of environmental and emission technologies. ESW is currently focused on the international medium duty and heavy duty diesel engine market for on-road and off-road vehicles as well as the utility engine, mining, marine, locomotive and military industries. ESW also offers engine and after treatment emissions verification testing and certification services.

ESW's long-term goal is to deliver financial performance to its shareholders by being an industry leader in environmental technologies.

ESW's primary business objective is to capitalize on the growing global requirement of reducing emissions, by offering catalyst technology solutions to the market. ESW has and continues to seek to develop relationships with Original Equipment Manufacturers ("OEM") of engines and OEM suppliers for both automotive and other markets. As part of ESW's efforts to grow its business, as well as to achieve increased production and distribution efficiencies ESW has and continues to make capital investments in manufacturing capability to support its products as well as expensing money on research and development in order for new products to be developed that meet the new legislative regulations.

In 2010 ESW is primarily focused on: (a) Increasing revenues from its verified product in target markets. (b) achieving further verification of the Level III product (c) increasing the strength of its independent distribution network, to target key markets segments such as school bus retrofits and government regulated retrofit programs (d) scaling ESW's production capabilities to deliver product to the target markets and meet demand and (e) certification or verification Xtrm Cat (TM) product for the rail and marine markets.

The Company is experiencing an increase in demand for its currently verified Therma Cat (TM) product. To June 30, 2010 since verification, 536 Therma Cat
(TM) units have been sold and are in operation across the United States. The Company is also receiving larger volumes on orders for the Therma Cat (TM) product, which facilitates greater economies of scale in purchasing raw materials and in production.

ESW has also made significant investments in research and development and obtaining regulatory approvals for its technology. The products that ESW intends put forward for verification / certification in the fiscal year 2010 cover the following primary technology levels established by California Air Resources Board (CARB):

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

In effecting its business plan ESW achieved important milestones:

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

     o    On September 29, 2009, ESW announced that the Company's Therma Cat
          (TM) Active Level III Plus diesel engine emission reduction technology has been extended to include up to 350 horsepower (hp), 15.2 litre off-road diesel engines. The CARB Executive Order permits the Therma Cat (TM) to be applied to over 1,100 engine families encompassing in excess of 3,000 individual engines.

     o In October of 2009 The Xtrm Cat (TM) 'Emerging Technology' listing extension was granted by the EPA till October 2010.

     o On July 14, 2010, ESW announced through a shareholder letter that the Company has had a substantial increase in its distributor network. The Company has a total of 36 independent contracted distributors with over 230 individual locations. All of the distributors have been trained and certified to install ESW products on vehicles and construction equipment.

     o In 2010 the company has sold and deployed over 437 Therma Cat (TM) Active Level III Plus catalyst systems of which 285 units were sold in the current quarter. Revenue in 2010 for the Therma Cat (TM) Active Level III Plus and related products are in excess of $5 million with sales mainly focused on the on-road retrofit market. The growth in the off-road retrofit market is also increasing. The Company has also participated with the support of its independent distributors on a few significant bids for the sale of its products.

     o In 2010 the Company is also receiving larger volume order and repeat orders from customers who previously placed exploratory orders indicating increasing customer acceptance of the Therma Cat (TM) product.

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

ESW's manufacturing production facility located in Concord Ontario Canada is adequately capitalised to support delivery of its verified products and the rail and marine products. Minor capital additions and production tooling changes to meet customer demands are an ongoing expense. ESW's Tech Center based in Montgomeryville Pennsylvania houses all of ESW's emission testing laboratories and testing capabilities. The facilities include several testing systems, including engine and vehicle chassis test cells. These cells are used for certification and verification for engines ranging from 0.5 to in excess of 600 horse power. This facility also manufactures and provides the catalytic and chemical wash coat solutions for the Concord, Ontario, Canada plant. Both ESW facilities are in full compliance with ISO 9001:2008. ESW currently holds a full registration certificate effective until March 2013 for ESW America Inc., and January 2013 for ESW Canada Inc.

ESW continues to develop and enhance the North American independent distribution network while also focusing on developing the Asian and European markets. ESW's sales and marketing team works closely with ESW design, engineering personnel and independent distributors to prepare the materials used for bidding on new business and to provide a consistent interface and feedback between ESW and its key customers.

COMPARISON OF THREE MONTH PERIOD ENDED JUNE 30, 2010 TO THREE MONTH PERIOD ENDED JUNE 30, 2009

RESULTS OF OPERATIONS

The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the MD&A included in ESW's Annual Report on Forms 10-K, for the year ended December 31, 2009.

Revenues for the three month period ended June 30, 2010 increased by $3,514,562 or 4,155.9 percent, to $3,599,130 from $84,568 for the three month period ended June 30, 2009. The increase in revenue is mainly related to sales of ESW's verified Therma Cat (TM) Level III products that meet new regulations, further complemented by sales of the Xtrm Cat (TM) product. In 2009, the Company focused its efforts on mainly achieving verifications for its Therma Cat (TM) Level III product.

Cost of sales as a percentage of revenues for the three month period ended June 30, 2010 was 62.9 percent compared to 42.5 percent for the three month period ended June 30, 2009. The gross profit for the three month period ended June 30, 2010 was 37.1 percent as compared to a gross margin of 57.5 percent for the three month period ended June 30, 2009. The increase in cost of sales as a percentage of revenue in the current period is due to increased labour costs involved in ramping up of operations to meet customer orders, the current level of manufacturing labour can support a higher level of operations as efficiencies increase, in addition the sales in the prior year period were related to prototype and show case orders which had higher selling prices and allowed higher margins.

Marketing, office and general expenses for the three month period ended June 30, 2010 increased by $353,591 or 41.8 percent, to $1,198,862 from $845,271 for the three month period ended June 30, 2009. The increase is primarily due to increases in the following areas: An increase in sales and marketing salaries and wages and selling expenses by $117,784 attributed to an increased focus on business development and product marketing efforts, and the addition of a customer service and support department. Administration salaries and wages were higher by $87,822; the increase is due to increased administration staff to support the transition and growth of the Company. The Company is also implementing a centralised enterprise resource planning system that will integrate the various internal and external resources of the Company, which requires more administrative support staff. Plant related expenses were higher by $26,843 as a result of increased activity levels, consumables and maintenance costs. There was an increase in facility costs of $66,959 related to increases in taxes, maintenance and insurance costs for the Canadian subsidiary's facilities. General and administration cost increased by $55,060 mainly attributed to increased finance charges in connection with the Company's Line of Credit with CIBC. The increases were offset by a decrease in investor relations expense by $877.

Research and development ("R&D") expenses for the three month period ended June 30, 2010 decreased by $102,561 , or 39.2 percent to $158,986 from $261,547 for the three month period ended June 30, 2009. ESW continues to aggressively pursue the verification of its Level I, Level II, locomotive and marine products, the decrease in the cost of research and development is marginally due to the product development cycle being completed. ESW has received verification for its Therma Cat (TM) Active Level III Plus Diesel Particulate Filter on- and off-road products and also an expansion on the engine family size for the Therma Cat (TM) Active Level III Plus Diesel Particulate Filter off-road product. Additionally during the three month period ended June 30, 2010, the Company received grant money amounting to $24,797 as compared to $ nil for the three month period ended June 30, 2009.

Officer's compensation and director's fees for the three month period ended June 30, 2010 increased by $100,704 or 56.8 percent, to $278,047 from $177,343 for the three month period ended June 30, 2009. The increase in fees is mainly due to the addition of one outside director in 2010, a wage increase for an officer of the company effective retroactive from January 2010, Black Scholes compensation expense for the April 2010 stock options and the effect of exchange rate differences on Canadian Dollar contracts for officers of the Company.

Consulting and professional fees for the three month period ended June 30, 2010 decreased by $22,417 to $39,125 from $61,542 for the three month period ended June 30, 2009 mainly attributed to a decrease in audit fees.

Foreign exchange gain for the three month period ended June 30, 2010 was $7,029 as compared to a loss of $4,269 for the three month period ended June 30, 2009. This is a result of the fluctuation in the exchange rate of the Canadian Dollar to the United States Dollar.

Depreciation and amortization expense for the three month period ended June 30, 2010 decreased by $59,402, or 20.7 percent to $227,563 from $286,965 for the three month period ended June 30, 2009.

Loss from operations for the three month period ended June 30, 2010 decreased by $1,026,948, or 64.7 percent to $561,362 from $1,588,310 for the three month period ended June 30, 2009. The decrease is mainly due to increased revenues offset by a marginal increase in operational expenses in the current period.

Interest expense on long-term debt related to Convertible Debentures was $0 for the three month period ended June 30, 2010 as compared to $202,501 for the three month period ended June 30, 2009. Amortization of deferred costs amounted to $0 for the three month period ended June 30, 2010 as compared to $4,978 for the three month period ended June 30, 2009. As of June 30, 2010 the company has $0 of debt outstanding related to convertible debentures.

Effective March 25, 2010, the November 2008 and the August 2009 debenture holders agreed to convert all outstanding convertible debentures as per the terms of the respective debenture agreements. The early conversion of the debentures was a condition precedent to the Company's wholly owned subsidiary ESW Canada entering into a new credit facility with CIBC. The conversion of the November 2008 and the August 2009 debentures also triggered the mandatory conversion feature on the March 19, 2010 debentures. As part of the agreement to convert all existing convertible debentures the Company has paid a premium as an inducement to convert all debentures. The premium is payable to all converting debenture holders and was subject to a positive fairness opinion, approval by a Fairness Committee consisting of independent Directors of the Company's Board of Directors and an increase in the share capital of the Company. The premium consists of 4,375,665 shares of Common Stock. As the Company did not have sufficient authorised shares as of the date of conversion of the debentures to fulfill the premium, the premium had been recorded as an advance share purchase agreement at fair market value $2,909,872 at March 31, 2010, the agreement is without interest, subordinated to the banks position and payable in a fixed number of common shares (4,375,665 shares) of the Company upon increase in the authorised share capital of the Company. Subsequently as of June 30, 2010 The Company has re-valued the advance share purchase agreement at fair market value $2,187,833 with a $722,039 gain recorded in the consolidated condensed statements of operations and comprehensive income / (loss).

In summary, the fair value of the advanced share subscription is dependent on the market price of the Company's common stock, as the Company does not currently have sufficient available authorized common shares to fulfill this obligation. The advanced share subscription will be revalued based on the market price of the Company's common stock at the end of each reporting period or until it is fulfilled by the issuance of authorized common shares. The resulting revaluations may either cause gains or losses on the consolidated condensed statement of operations and comprehensive income / (loss).

Loss on disposal of property, plant and equipment amounted to $8,791 for the three month period ending June 30, 2010 and $0 for the same period in the previous year.

Interest income amounted to $181 and $273 for the three month periods ended June 30, 2010 and June 30, 2009.

COMPARISON OF SIX MONTH PERIOD ENDED JUNE 30, 2010 TO SIX MONTH PERIOD ENDED JUNE 30, 2009

RESULTS OF OPERATIONS

The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the MD&A included in ESW's Annual Report on Forms 10-K, for the year ended December 31, 2009.

Revenues for the six month period ended June 30, 2010 increased by $5,393,040 or 1,186 percent, to $5,847,726 from $454,686 for the six month period ended June 30, 2009. The increase in revenue is mainly related to sales of ESW's verified Therma Cat (TM) Level III products that meet new regulations, further complemented by sales of the Xtrm Cat (TM) product. In 2009, the Company focused its efforts on mainly achieving verifications for its Therma Cat (TM) Level III product.

Cost of sales as a percentage of revenues for the six month period ended June 30, 2010 was 64.6 percent compared to 53.2 percent for the six month period ended June 30, 2009. The gross profit for the six month period ended June 30, 2010 was 35.4 percent as compared to a gross margin of 46.8 percent for the six month period ended June 30, 2009. The increase in cost of sales as a percentage of revenue in the current period is due to increased labour costs involved in ramping up of operations to meet customer orders, the current level of manufacturing labour can support a higher level of operations as efficiencies increase, in addition the sales in the prior year period were related to prototype and show case orders which had higher selling prices and allowed higher margins. Marketing, office and general expenses for the six month period ended June 30, 2010 increased by $537,308 or 32.4 percent, to $2,194,664 from $1,657,356 for the six month period ended June 30, 2009. The increase is primarily due to increases in the following areas: An increase in sales and marketing salaries and wages and selling expenses by $202,155 attributed to an increased focus on business development and product marketing efforts, and the addition of a customer service and support department. Administration salaries and wages were higher by $107,238; the increase is due to increased administration staff to support the transition and growth of the Company, the Company is also implementing a centralised enterprise resource planning system that will integrate the various internal and external resources of the Company, which requires more administrative support staff. Plant related expenses were higher by $81,674 as a result of increased activity levels, consumables and maintenance costs. Investor relations expense increased by $30,478 attributed to expenses related to a obtaining a fairness review and opinion on convertible debentures during the first quarter of 2010. There was an increase in facility costs of $65,620 related to increase in taxes, maintenance and insurance costs for the Canadian subsidiary's facilities. General and administration cost increased by $50,134 mainly attributed to increased finance charges in connection with the Company's Line of Credit with CIBC.

Research and development ("R&D") expenses for the six month period ended June 30, 2010 decreased by $361,954 , or 56.0 percent to $284,300 from $646,254 for the six month period ended June 30, 2009. ESW continues to aggressively pursue the verification of its Level I, Level II, locomotive and marine products, the decrease in the cost of research and development is marginally due to the product development cycle being completed, ESW has received verification for its Therma Cat (TM) Active Level III Plus Diesel Particulate Filter on- and off-road products and also an expansion on the engine family size for the Therma Cat (TM) Active Level III Plus Diesel Particulate Filter off-road product. Additionally during the six month period ended June 30, 2010 the Company received grant money amounting to $126,322 as compared to $27,929 for the six month period ended June 30, 2009.

Officer's compensation and director's fees for the six month period ended June 30, 2010 increased by $144,013 or 43.3 percent, to $476,404 from $332,391 for the six month period ended June 30, 2009. The increase in fees is mainly due to the addition of one outside director in 2010, a wage increase for an officer of the company effective retroactive from January 2010, Black Scholes compensation expense for the April 2010 stock options and the effect of exchange rate differences on Canadian Dollar contracts for officers of the Company

Consulting and professional fees for the six month period ended June 30, 2010 increased by $82,968 to $145,100 from $62,132 for the six month period ended June 30, 2009. The increase is mainly attributed to an increase in legal fees related to the new demand revolving credit facility agreement with a Canadian chartered bank, a marginal increase in audit fees in the first quarter of 2010 and ongoing fees related to SOX 404 consulting.

Foreign exchange loss for the six month period ended June 30, 2010 was $49,194 as compared to a gain of $23,465 for the six month period ended June 30, 2009. This is a result of the fluctuation in the exchange rate of the Canadian Dollar to the United States Dollar.

Depreciation and amortization expense for the six month period ended June 30, 2010 decreased by $57,233, or 10.5 percent to $490,408 from $547,641 for the six month period ended June 30, 2009.

Loss from operations for the six month period ended June 30, 2010 decreased by $1,441,810, or 47.9 percent to $1,567,772 from $3,009,582 for the six month period ended June 30, 2009. The decrease is mainly due to increased revenues in the current six month period offset by a marginal increase in costs.

Interest expense on long-term debt was $183,858 for the six month period ended June 30, 2010 as compared to $405,000 for the six month period ended June 30, 2009. Amortization of deferred costs amounted to $ 117,131 and Long Term Debt Accretion amounted to $768,981 for the six month period ended June 30, 2010 as compared to $9,957 and $0 respectively for the six month period ended June 30, 2009. As of June 30, 2010 the company has $0 of debt outstanding related to convertible debentures.

Effective March 25, 2010, the November 2008 and the August 2009 debenture holders agreed to convert all outstanding convertible debentures as per the terms of the respective debenture agreements. The early conversion of the debentures was a condition precedent to the Company's wholly owned subsidiary ESW Canada entering into a new credit facility with CIBC. The conversion of the November 2008 and the August 2009 debentures also triggered the mandatory conversion feature on the March 19, 2010 debentures. As part of the agreement to convert all existing convertible debentures the Company has paid a premium as an inducement to convert all debentures. The premium is payable to all converting debenture holders and was subject to a positive fairness opinion, approval by a Fairness Committee consisting of independent Directors of the Company's Board of Directors and an increase in the share capital of the Company. The premium consists of 4,375,665 shares of Common Stock. As the Company did not have sufficient authorised shares as of the date of conversion of the debentures to fulfill the premium, the premium had been recorded as an advance share purchase agreement at fair market value $2,909,872 at March 31, 2010, the agreement is without interest, subordinated to the banks position and payable in a fixed number of common shares (4,375,665 shares) of the Company upon increase in the authorised share capital of the Company. Subsequently as of June 30, 2010 The Company has re-valued the advance share purchase agreement at fair market value $2,187,833 with a $722,039 gain recorded in the consolidated condensed statements of operations and comprehensive income / (loss).

In summary, the fair value of the advanced share subscription is dependent on the market price of the Company's common stock, as the Company does not currently have sufficient available authorized common shares to fulfill this obligation. The advanced share subscription will be revalued based on the market price of the Company's common stock at the end of each reporting period or until it is fulfilled by the issuance of authorized common shares. The resulting revaluations may either cause gains or losses on the consolidated condensed statement of operations and comprehensive income / (loss).

Interest on notes payable to related party amounted to $11,342 for the six month period ended June 30, 2010 as compared to $0 for the six month period ended June 30, 2009. On March 31, 2010 the Company repaid $500,000 principal and $11,342 in interest from the proceeds of the March 19, 2010 convertible debentures.

Loss on disposal of property, plant and equipment amounted to $8,791 for the six month period ending June 30, 2010 and $0 for the same period in the previous year.

Interest income amounted to $216 and $739 for the six month periods ended June 30, 2010 and June 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

ESW's principal sources of operating capital have been the proceeds from its various financing transactions; during the six month period ended June 30, 2010, the Company used $3,831,954 of cash to sustain operating activities compared with $2,378,475 for the six month period ended June 30, 2009. As of June 30, 2010 and December 31, 2009, the Company had cash and cash equivalents of $119,692 and $632,604 respectively.

Net cash used in operating activities for the six month period ended June 30, 2010 amounted to $3,831,954. This amount was attributable to the net loss of $4,845,492, plus non cash expenses such as depreciation, amortization, interest and accretion on long term debt, inducement premium on conversion of debentures and others of $3,911,764, and a decrease in net operating assets and liabilities of $2,898,226. Net cash used in operating activities for the six month period ended June 30, 2009 amounted to $2,378,475. This amount was attributable to the net loss of $3,423,800, plus non cash expenses such as depreciation, amortization, interest on long term debt and others of $1,045,359, and a decrease in net operating assets and liabilities of $34.

Net cash used in investing activities was $173,656 for the six month period ended June 30, 2010 as compared to $139,120 for the six month period ended June 30, 2009. The capital expenditures during the six month period ended June 30, 2010 were primarily dedicated to production tooling.

Net cash provided by financing activities totalled $3,433,019 for the six month period ended June 30, 2010 as compared to $610,951 provided by financing activities for the six month period ended June 30, 2009. In the current period $3,000,000 was provided through issuance of convertible debentures, $1,665,667 was borrowed under ESW's CIBC credit facility and $720,510 was repaid to Royal Bank of Canada prior to closing the facility, $500,000 repayment of promissory note to related party and $12,138 repaid under capital lease obligation.

Based on ESW's current operating plan, management believes that at June 30, 2010 cash balances, anticipated cash flows from operating activities, and, the appropriate borrowings from other financing sources, such as the issuance of debt or equity securities will be sufficient to meet our working capital needs on a short-term basis. Overall, capital adequacy is monitored on an ongoing basis by our management and reviewed quarterly by the Board of Directors.

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

During the half of 2010 and in 2009 ESW did not produce sufficient cash from operations to support its expenditures; the March 19, 2010, $3 million offering of convertible debentures; the August 28, 2009 $1.6 million offering of convertible debentures; the November 3, 2008 $6.0 million offering of convertible debentures; along with continued borrowing on ESW's credit facility, a short term loan from a shareholder and director of the Company; and the exercise of outstanding options, afforded ESW the opportunity to support its operations and to execute its business plan. ESW's principal use of liquidity will be to provide working capital availability and to finance any further capital expenditures or tooling needed for production.

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

As stated in the press release dated July 14th, 2010 Company's management and Board of Directors are presently doing the necessary due diligence of investigating the options to list on a big board stock exchange, in addition to the listing, the Company is also seeking to raise capital on the new exchange. This capital would be used to fund continued significant growth in revenues. However, such additional financing may not be available on acceptable terms to ESW.

As the operations of the Company continue to grow, it is expected that profitability and cash flow will grow at a faster pace. This will also be largely dependent on the success of ESW's initiatives to streamline its infrastructure and drive its operational efficiencies across the Company.

As the market for ESW's products expands competition will intensify. ESW's ability to continue to gain significant market share will depend upon its ability to continue to develop strong relationships with distributors, customers and develop new products. Increased competition in the market place could result in lower average pricing adversely affecting ESW's market share and prices for its products.

ESW has 700,000 Class A special shares, authorized, issued and outstanding, recorded at $453,900 (based on the historical exchange rate at the time of issuance). The Class A special shares are issued by ESW's wholly-owned subsidiary BBL Technologies, Inc. ("BBL") without par value, and are redeemable on demand by the Holder of the shares which is a private Ontario Corporation at $700,000 Canadian (which translates to $657,524 USD at June 30, 2010). As the Class A special shares are issued by ESW's wholly-owned subsidiary BBL, the maximum value upon which ESW is liable is the net book value of BBL. At June 30, 2010 BBL had an accumulated deficit of $1,187,581 and therefore would be unable to redeem the Class A special shares at their ascribed value.

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

As part of the agreement to convert all existing convertible debentures the Company has paid a premium as an inducement to convert all debentures. The premium is payable to all converting debenture holders and was subject to a positive fairness opinion, approval by a Fairness Committee consisting of independent Directors of the Company's Board of Directors and an increase in the share capital of the Company. The premium consists of 4,375,665 shares of Common Stock. As the Company does not have sufficient authorised shares as of the date of conversion of the debentures to fulfill the premium, the premium has been recorded as an advance share purchase agreement at fair market value $2,909,872 as at March 31 2010, the agreement is without interest, subordinated to the banks position and payable in a fixed number of common shares of the Company upon increase in the authorised share capital of the Company. Subsequently as of June 30, 2010 The Company has re-valued the advance share purchase agreement at fair market value $2,187,833 with a $722,039 gain recorded in the consolidated condensed statements of operations and comprehensive Income / (loss).

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

As at June 30, 2010 Convertible Debentures, corresponding accrued interest amounted to $0. As at December 31, 2009, Convertible Debentures amounted to $10,334,513 net of deferred costs of $36,506 and debt discount of $228,981 with corresponding accrued interest of $996,385.

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

From the proceeds of the March 2010 offering, the Company repaid $500,000 principal and $11,342 interest of the December 29, 2009 unsecured subordinated promissory note. As at June 30, 2010 promissory note due to related party and corresponding accrued interest amounted to $0. At December 31, 2009 promissory note due to related party and corresponding accrued interest amounted to $500,000.

In 2007, ESW's subsidiary, ESW Canada entered into a $2.5 Million revolving credit facility with RBC, to finance orders on hand. Effective September 2, 2008, the agreement was amended to extend the term of the Agreement through to June 30, 2009 and effective August 21, 2009, the term of the secured commercial loan agreement with RBC was extended through to April 30, 2010. The amended arrangement provided for a revolving facility available by way of a series of term loans of up to $750,000 to finance future production orders. The Credit Facility was guaranteed by the Company and its subsidiary ESW Canada through the pledge of their assets to RBC. The facility had been guaranteed to the bank under Export Development Canada ("EDC") pre-shipment financing program. Borrowings under the revolving credit agreement bear interest at 1.5% above the bank's prime rate of interest. Effective March 31, 2010, all borrowings under the RBC facility were repaid from the proceeds of the March 19, 2010 convertible debenture financing and the facility with RBC was closed. As at June 30, 2010, $0 was owed under the aforementioned facility. As at December 31, 2009, $713,037 was outstanding and due to RBC under the Credit Facility

Effective March 31, 2010 ESW's subsidiary, ESW Canada entered into a demand revolving credit facility agreement with a Canadian chartered bank, CIBC, to meet working capital requirements. The facility has a credit limit of $4 million Canadian. Borrowings under the facility are limited to a percentage of accounts receivable plus a percentage of inventories (capped at $ 1 million Canadian or 50% of the accounts receivable portion) less any prior ranking claims. The credit facility is guaranteed by the Company and its subsidiaries ESW Canada Inc, ESW America Inc, BBL Technologies Inc and ESW Technologies Inc through a general security agreement over all assets to CIBC. The facility has been guaranteed to the bank under Export Development Canada's Export Guarantee Program. Borrowings under the credit facility bear interest at 2.25% above the bank's prime rate of interest. Obligations under the revolving credit agreement are collateralized by a first-priority lien on the assets of the Company and its subsidiaries, including, accounts receivable, inventory, equipment and other tangible and intangible property, including the capital stock of all direct subsidiaries.

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

As at June 30, 2010, $1,622,096 was owed to CIBC under the facility.

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

CONTRACTUAL OBLIGATIONS

LEASES

Effective November 24, 2004, the Company's wholly-owned subsidiary ESW America, Inc. entered into a lease agreement for approximately 40,220 square feet of leasehold space at 2 Bethlehem Pike Industrial Center, Montgomery Township, Pennsylvania. The leasehold space houses the Company's research and development facilities. The lease commenced on January 15, 2005 and expires January 31, 2010. Effective October 16, 2009, the Company's wholly-owned subsidiary ESW America, Inc. entered into a lease renewal agreement with Nappen & Associates for the leasehold property at Pennsylvania. There were no modifications to the original economic terms of the lease under the lease renewal agreement. Under the terms of the lease renewal, the lease term will now expire February 28, 2013.

Effective December 20, 2004, the Company's wholly-owned subsidiary ESW Canada, Inc. entered into an offer to lease agreement for approximately 50,000 square feet of leasehold space in Concord Ontario Canada. The leasehold space houses the Company's executive offices and a high volume manufacturing plant. The possession of the leasehold space took place on May 24, 2005 and the term of the lease has been extended to September 30, 2010. ESW Canada, Inc. has renewed its lease agreement at the current property for an additional five year term. The renewed lease period will commence as of October 1, 2010 and end on September 30, 2015



The following breakdown is the total, of the minimum annual lease payments, for both leases.

                     YEAR

                     2010              $208,032
                     2011              $442,403
                     2012              $442,403
                     2013              $293,954
                     2014              $270,919
                     2015              $203,189

CAPITAL LEASE OBLIGATION

The Company is committed to the following lease payments in connection with the acquisition of equipment under capital leases:

                                        YEAR

                                        2010          $ 2,484
                                        2011            4,968
                                        2012            2,070
                                                      -------
                                        TOTAL         $ 9,522

            Less imputed interest                        (411)
                                                      -------
            Total obligation under capital lease      $ 9,111

            Less current portion                      ( 1,806)
                                                      -------
            TOTAL LONG-TERM PORTION                   $ 7,305
                                                      =======


The Company incurred $949 of interest expense on capital leases for the year.

NEW ACCOUNTING PRONOUNCEMENTS

In August 2010, the FASB issued ASU No.2010-21 - Accounting for Technical Amendments to Various SEC Rules and Schedules. This Accounting Standards Update various SEC paragraphs pursuant to the issuance of Release No. 33-9026:
Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. The Company is assessing the potential effect this guidance will have on its consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20 - Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This guidance will require companies to provide more information about the credit quality of their financing receivables in the disclosures to financial statements including, but not limited to, significant purchases and sales of financing receivables, aging information and credit quality indicators. The guidance is effective for the Company as of December 15, 2010, and the Company does not anticipate that the adoption of this pronouncement will have a significant effect on its consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010 -17 - Revenue Recognition - Milestone Method. The objective of this Update is to provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The Company does not anticipate that the adoption of this pronouncement will have a significant effect on its consolidated financial statements.

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

Adjustments resulting from ESW's foreign Subsidiaries' financial statements are included as a component of other comprehensive income within stockholders equity / (deficit) because the functional currency of subsidiaries is not the U.S. dollar.

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

FOREIGN EXCHANGE RISK

ESW's foreign subsidiaries conduct their businesses in local currency predominantly the Canadian Dollar. ESW's exposure to foreign currency transaction gains and losses is the result of certain net receivables due from its foreign subsidiaries. ESW's exposure to foreign currency translation gains and losses also arises from the translation of the assets and liabilities of its subsidiaries to U.S. dollars during consolidation. ESW recognized a translation loss of $38,183 for the six month period ended March 31, 2010 as compared to a gain of $ 112,562 for the six month period ended June 30, 2009 reported as comprehensive loss in the Consolidated Condensed Statements of Changes in Stockholders' Equity (Deficit), ESW recognized a translation loss of $49,194 for the six month period ended June 30, 2010 as compared to a gain of $23,465 for the six month period ended June 30, 2009 reported as Foreign exchange (gain) / loss in the Consolidated Condensed Statements Of Operations And Comprehensive Income / (Loss) primarily as a result of exchange rate differences between the U.S. dollar and the Canadian Dollar.

ESW's strategy for management of currency risk relies primarily upon conducting its operations in the countries' respective currency and ESW may, from time to time, engage in hedging intended to reduce its exposure to currency fluctuations. At June 30, 2010, ESW had no outstanding forward exchange contracts.

INTEREST RATE RISK

ESW invests in highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase. These investments are fixed rate investments. Investments in fixed rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. However due to the limited amount of investment in such securities and their terms restricted to three months or less, ESW does not expect the impact on these investments to be material. At June 30, 2010 and 2009, ESW had no investments.

The interest payable on one of ESW`s subsidiaries bank loan is based on variable interest rates and therefore affected by changes in market interest rates. At June 30, 2010 and 2009, $1,622,096 and $713,037 respectively was owed under the facility, there was no significant changes in market risk exposure during the three months ended June 30, 2010.

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

(c) CHANGES IN INTERNAL CONTROLS

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



ITEM 5. OTHER INFORMATION

Effective August 13, 2010, the Company's wholly owned subsidiary ESW Canada, Inc. entered into a lease agreement with Dufcon Developments Inc for the leasehold property at Concord, Ontario, Canada which houses the Company's manufacturing facilities. There were minor modifications to the original economic terms of the lease under the agreement, included in the table "minimum lease payments" under Note 15 - Commitment and Contingencies. Under the terms of the lease agreement, the lease term will now expire September 30, 2015.


ITEM 6. EXHIBITS

EXHIBITS:

     31.1 Certification of Chief Executive Officer and President pursuant to the Sarbanes-Oxley Act of 2002.

     31.2 Certification of Chief Accounting Officer, pursuant to the Sarbanes-Oxley Act of 2002.

     32.1 Certification pursuant to 18 U.S.C. Section 1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification pursuant to 18 U.S.C. Section 1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.1 Environmental Solutions Worldwide Inc. Nominating and Goverance Committee Charter as of August 10, 2010.

     99.2 Environmental Solutions Worldwide Inc. Audit Committee Charter as of August 10, 2010.

     99.3 Environmental Solutions Worldwide Inc. Compensation Committee Charter as of August 10, 2010.


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 13th, 2010
Concord, Ontario Canada

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