Form 10-Q
period 2010-09-30
ENVIRONMENTAL SOLUTIONS WORLDWIDE INC
filed 2010-11-15
CIK 1082278

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              for the quarterly period ended - September 30, 2010.

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

Large Accelerated Filer | | Accelerated Filer | | Non-Accelerated Filer | | Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).YES [ ] NO [X]

There were 123,588,099 shares of the registrant's Common Stock outstanding as of November 15th, 2010.

                                    FORM 10-Q

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.

                                TABLE OF CONTENTS

                                                                          PAGE #

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

        Consolidated Condensed Balance Sheets as of September 30, 2010        F2
        (unaudited) and December 31, 2009

        Consolidated Condensed Statements of Operations and Comprehensive     F3
        Loss for the Nine and Three Month Periods Ended
        September 30, 2010 and 2009 (unaudited)

        Consolidated Condensed Statements of Changes in Stockholders' Equity F4 (Deficit) and Comprehensive Income for the Nine Months Ended
        September 30, 2010 (unaudited)

        Consolidated Condensed Statements of Cash Flows
        for the Nine Months Ended September 30, 2010 and 2009 (unaudited)     F5

        Notes to Consolidated Condensed Financial Statements (unaudited)  F6-F19

Item 2. Management's Discussion And Analysis Of Financial Condition And       2
        Results Of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk.          13

Item 4. Controls And Procedures                                              14

                        PART II. OTHER INFORMATION

Item 1A. Risk Factors                                                        15

Item 5. Other Information.                                                   15

Item 6. Exhibits.                                                            16

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                     (UNAUDITED)
                                                                     SEPTEMER 30,    DECEMBER 31,
                                                                         2010            2009
                                                                     ------------    ------------
ASSETS

Current Assets
      Cash and cash equivalents (Note 4)                             $    660,700    $    632,604
      Accounts receivable, net of allowance
          for doubtful accounts of $9,606 (2009 - $6,637) (Note 2)      1,874,936       1,118,929
      Inventory (Note 5)                                                4,317,890       1,508,414
      Prepaid expenses and sundry assets                                  521,564         213,484
                                                                     ------------    ------------
          Total current assets                                          7,375,090       3,473,431

Property, plant and equipment under construction (Note 6)                 224,538         138,800

Property, plant and equipment, net of accumulated
      depreciation of $5,463,460
      (2009 - $4,663,281) (Note 6)                                      2,037,924       2,687,105

Internal use software under development (Note 2)                          104,304              --

Patents and trademarks, net of accumulated
      amortization of $2,061,582
      (2009 - $1,901,501) (Note 2)                                         69,412         229,347
                                                                     ------------    ------------
                                                                     $  9,811,268    $  6,528,683
                                                                     ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)

Current Liabilities
      Bank loan (Note 8)                                             $  3,428,066    $    713,037
      Accounts payable                                                  1,876,667       1,126,680
      Accrued liabilities                                                 466,140       1,311,518
      Advance share subscription (Note 10)                              1,662,753              --
      Notes payable to related party (Note 7)                                  --         500,000
      Customer deposits                                                    23,794           9,857
      Redeemable class A special shares (Note 9)                          453,900         453,900
      Current portion of capital lease obligation (Note 15)                 1,920           8,857
                                                                     ------------    ------------
          Total current liabilities                                     7,913,240       4,123,849
                                                                     ------------    ------------
Long-term Liabilities
      Convertible debentures net of deferred costs
          of $0 (2009 - $36,506)
          and debt discount of $0 (2009 - $228,981) (Note 10)                  --      10,334,513
      Capital lease obligation (Note 15)                                    5,362          10,861
                                                                     ------------    ------------
          Total long-term liabilities                                       5,362      10,345,374
                                                                     ------------    ------------
          Total liabilities                                             7,918,602      14,469,223
                                                                     ------------    ------------
Commitments and Contingencies (Note 15)

Stockholders' Equity / (Deficit) (Note 12) (Note 13)
      Common stock, $0.001 par value, 125,000,000
          shares authorized; 123,588,099 shares
          issued and outstanding (December 31,2009 - 73,823,851)          123,586          73,822
      Additional paid-in capital                                       41,416,240      26,083,635
      Accumulated other comprehensive income                              421,355         425,383
      Accumulated deficit                                             (40,068,515)    (34,523,380)
                                                                     ------------    ------------
          Total stockholders' equity / (deficit)                        1,892,666      (7,940,540)
                                                                     ------------    ------------
                                                                     $  9,811,268    $  6,528,683
                                                                     ============    ============

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.


                                       F2

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME / (LOSS)
         FOR THE NINE AND THREE MONTHS PERIODS ENDED SEPTEMBER 30, 2010
                                   (UNAUDITED)

                                                                     NINE MONTH PERIOD                THREE MONTH PERIOD
                                                                     ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                                   2010             2009             2010             2009
                                                              -------------    -------------    -------------    -------------
Revenue
      Net sales                                               $   8,328,204    $     903,670    $   2,480,478    $     448,984

Cost of sales                                                     5,412,679          563,240        1,637,251          321,281
                                                              -------------    -------------    -------------    -------------
Gross profit                                                      2,915,525          340,430          843,227          127,703
                                                              -------------    -------------    -------------    -------------
Operating expenses
      Marketing, office and general costs                         3,458,906        2,496,647        1,264,242          839,291
      Research and development costs                                491,469          773,255          207,169          127,001
      Officers' compensation and directors' fees                    717,082          503,625          240,678          171,234
      Consulting and professional fees                              262,155          100,591          117,055           38,459
      Foreign exchange loss / (gain)                                 38,991          (17,687)         (10,203)           5,778
      Depreciation and amortization                                 739,431          854,435          249,023          306,794
                                                              -------------    -------------    -------------    -------------
                                                                  5,708,034        4,710,866        2,067,964        1,488,557
                                                              -------------    -------------    -------------    -------------
Loss from operations                                             (2,792,509)      (4,370,436)      (1,224,737)      (1,360,854)

Interest on long-term debt                                         (183,858)        (620,518)              --         (215,518)
Amortization of deferred costs                                     (117,131)         (14,934)              --           (4,977)
Long-term debt accretion                                           (768,981)          (7,080)              --           (7,080)
Inducement premium                                               (2,909,872)              --               --               --
Mark to market adjustment on advance share subscription           1,247,119               --          525,080               --
Interest on notes payable to related party                          (11,342)              --               --               --
(Loss) / gain on disposal of property, plant and equipment           (8,777)              --               14               --
Interest income                                                         216              757               --               18
                                                              -------------    -------------    -------------    -------------
Net loss                                                         (5,545,135)      (5,012,211)        (699,643)      (1,588,411)
                                                              -------------    -------------    -------------    -------------
Other comprehensive (loss) / income:
      Foreign currency translation of Canadian subsidiaries          (4,028)         240,234           34,155          127,672
                                                              -------------    -------------    -------------    -------------
Net comprehensive loss                                        $  (5,549,163)   $  (4,771,977)   $    (665,488)   $  (1,460,739)
                                                              =============    =============    =============    =============
Net loss per share (basic and diluted) (Note16)               $       (0.05)   $       (0.07)   $       (0.01)   $       (0.02)
                                                              =============    =============    =============    =============
Weighted average number of shares outstanding
  (basic and diluted) (Note16)                                  108,458,309       73,006,724      123,588,099       73,039,236
                                                              =============    =============    =============    =============

              The accompanying notes are an integral part of these
                  onsolidated condensed financial statements.


                                       F3

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
 CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
   AND COMPREHENSIVE INCOME FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2010
                                   (UNAUDITED)

                                                                                   Accumulated
                                                                      Additional       Other
                                              Common Stock              Paid-In    Comprehensive    Accumulated
                                          Shares        Amount          Capital        Income          Deficit         Total
                                       ------------   ------------   ------------   ------------    ------------    ------------
January 1, 2010                          73,823,851   $     73,822   $ 26,083,635   $    425,383    $(34,523,380)   $ (7,940,540)

Net loss                                         --             --             --             --      (5,545,135)     (5,545,135)

Stock-based compensation                         --             --         62,126             --              --          62,126

Common stock issued on
  conversion of debentures               49,764,248         49,764     14,730,479             --              --      14,780,243

Fair value of convertible debentures             --             --        540,000             --              --         540,000

Foreign currency translation
  of Canadian subsidiaries                       --             --             --         (4,028)             --          (4,028)
                                       ------------   ------------   ------------   ------------    ------------    ------------
September 30, 2010                      123,588,099   $    123,586   $ 41,416,240   $    421,355    $(40,068,515)   $  1,892,666
                                       ============   ============   ============   ============    ============    ============

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.


                                       F4

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                  FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                                       2010            2009
                                                                   ------------    ------------
Net loss                                                           $ (5,545,135)   $ (5,012,211)

Adjustments to reconcile net loss to net cash
         used in operating activities:
         Depreciation of property, plant and equipment                  832,142         767,693
         Amortization of patents and trademarks                         159,946         159,583
         Provision for doubtful accounts                                  9,541           1,901
         Interest on long-term debt                                     183,858         620,518
         Interest on notes to related party                              11,342              --
         Amortization of deferred costs                                  36,506          14,934
         Long-term debt accretion                                       768,981           7,080
         Inducement premium on conversion of debentures               2,909,872              --
         Mark to market adjustment on advance share subscription     (1,247,119)             --
         Loss on disposal of property, plant and equipment                8,777           1,858
         Stock-based compensation                                        62,126              --
                                                                   ------------    ------------
                                                                      3,735,972       1,573,567
                                                                   ------------    ------------
Increase (decrease) in cash flows from operating
         activities resulting from changes in:
         Accounts receivable                                           (778,662)       (701,428)
         Inventory                                                   (2,909,880)       (287,330)
         Prepaid expenses and sundry assets                            (102,990)         63,000
         Accounts payable and accrued liabilities                       665,361         185,032
         Customer deposits                                               13,937         499,257
                                                                   ------------    ------------
                                                                     (3,112,234)       (241,469)
                                                                   ------------    ------------
Net cash used in operating activities                                (4,921,397)     (3,680,113)
                                                                   ------------    ------------
Investing activities:
         Proceeds from sale of  property, plant and equipment               699             305
         Acquisition of property, plant and equipment                  (173,866)       (138,933)
         Internal use software under development                       (104,304)             --
         Property, plant and equipment under construction               (82,723)             --
         Increase in patents and trademarks                                  --          (1,108)
                                                                   ------------    ------------
Net cash used in investing activities                                  (360,194)       (139,736)
                                                                   ------------    ------------
Financing activities:
         Convertible debentures placement                             3,000,000       1,600,000
         Bank loan                                                    3,405,232         623,318
         Repayment of bank loan                                        (723,431)       (180,270)
         Repayment of notes payable to related party                   (500,000)             --
         Issuance of common stock                                            --         425,000
         Repayment of capital lease obligation                          (11,297)         (8,549)
                                                                   ------------    ------------
Net cash provided by financing activities                             5,170,504       2,459,499
                                                                   ------------    ------------
Net decrease in cash and equivalents                                   (111,087)     (1,360,350)

Foreign exchange loss (gain) on foreign operations                      139,183          (8,617)

Cash and cash equivalents, beginning of period                          632,604       2,247,623
                                                                   ------------    ------------
Cash and cash equivalents, end of period                           $    660,700    $    878,656
                                                                   ============    ============
Supplemental disclosures:
Cash interest paid                                                 $     13,157    $      3,131
                                                                   ============    ============
Other non-cash conversion of debentures and related interest       $ 14,780,243    $         --
                                                                   ============    ============

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.


                                       F5

NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

Environmental Solutions Worldwide Inc. (the "Company" or "ESW") through its wholly-owned subsidiaries is engaged in the design, development, manufacturing and sales of environmental technologies and testing services with its primary focus on the international on-road and off-road diesel retrofit market. ESW currently manufactures and markets a line of catalytic emission control and enabling technologies for a number of applications.

The unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"), which contemplates continuation of the Company as a going concern.

The Company has sustained recurring operating losses. As of September 30, 2010, the Company has an accumulated deficit of $40,068,515, cash and cash equivalents of $660,700 and was in violation of certain financial covenants with its secured lender for which a waiver was obtained (See Note 8). There is no assurance that the Company will be successful in achieving sufficient cash flow from operations in the near future and there can be no assurance that it will either achieve or maintain profitability in the future. As a result, there is substantial doubt regarding the Company's ability to continue as a going concern. The Company will require additional financing to fund its continuing operations. The Company is seeking additional funds by way of equity or debt financing. The Company's ability to continue as a going concern is dependent on raising additional financing and achieving and maintaining a profitable level of operations. The outcome of these matters cannot be predicted at this time.

The Company cannot assure that the funding will be available on terms attractive to it, or at all. Furthermore, any additional financings may be dilutive to shareholders or may involve restrictive covenants. The Company's failure to raise capital as and when needed or at favourable terms could have a negative impact on its financial condition and its ability to pursue business strategies.

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

All adjustments considered necessary for fair presentation and of a normal recurring nature have been included in these interim consolidated condensed financial statements. Revenues and operating results for the nine month period ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

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

ESTIMATES

The preparation of consolidated condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported period. Actual results could differ from those estimates. Significant estimates include amounts for impairment of property plant and equipment, intangible assets, valuation of stock based compensation, valuation of inventory, redeemable Class A special shares, accrued liabilities advance share subscription and accounts receivable.

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

Accounts Receivable and Concentrations of Credit Risk: The Company performs on-going credit evaluations of its customer's financial condition and generally does not require collateral from its customers. The Company manages its credit risk by insuring certain of its accounts receivable, as at September 30, 2010, $1,723,726 (December 31, 2009 - $0) of accounts receivable were insured. Three of the Company's customers accounted for 23.05%, 14.55%, and 12.74%, respectively of the Company's revenue during the nine month period ended September 30, 2010 and 38.65%, 14.87%, and 14.01%, respectively of its accounts receivable as at September 30, 2010. Three of its customers accounted for 47%, 14%, and 13%, respectively, of the Company's revenue during the nine month period ended September 30, 2009 and 27%, 11%, and 25%, respectively, of its accounts receivable as at December 31, 2009.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is estimated and recorded based on management's assessment of the credit history with the customer and current relationships with them. On this basis management has determined that a reserve of $9,606 was appropriate as at September 30, 2010 ($6,637 at December 31, 2009).

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

INTERNAL USE SOFTWARE

ESW capitalizes costs related to computer software obtained or developed for internal use. Software obtained for internal use is an enterprise-level business and finance software that ESW is customizing to meet specific operational needs. Costs incurred in the development phase are capitalized and amortized over the useful life of the internal use software, which is generally from three to five years. Capitalized internal-use software development costs for project which is not yet complete is included as Internal-use Software Under Development in the consolidated condensed balance sheet. Capitalization of such costs ceases at the point at which the project is substantially complete and ready for its intended purpose. Costs capitalized during for the three months ended September 30, 2010 and 2009, were $44,409 and $0, respectively, costs capitalized during for the nine months ended September 30, 2010 and 2009, were $104,304 and $0, respectively.

PATENTS AND TRADEMARKS

Patents and trademarks consist primarily of the costs incurred to acquire them from an independent third party. Topic 350-20, Goodwill, and 350-30, General Intangibles Other than Goodwill, in the Accounting Standards Codification ("ASC") requires intangible assets with a finite life be tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated discounted cash flow used in determining the fair value of the asset. ESW conducted a test for impairment and as of December 31, 2009 and found no impairment.

Patents and trademarks are being amortized on a straight-line basis over their estimated lives of ten years. Amortization expense was $53,267 and $53,235 for the three month periods ended September 30, 2010 and 2009, respectively, and $159,946 and $159,625 for the nine month periods ended September 30, 2010 and 2009, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards ("FAS") 157 (which was codified into Topic 820-10, Fair Value Measurements and Disclosures, under the ASC) defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. FAS 157 was issued in September 2006 and the Company's adoption of FAS 157 effective January 1, 2008 for financial assets and liabilities did not have an impact on its consolidated financial position, results of operations or cash flows.

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, notes payable to related party, bank loan, redeemable Class A special shares and capital lease obligation approximate fair value because of the short-term nature of these items. Per FAS 157 framework these are considered Level 2 inputs where estimates are unobservable by market participants outside of the Company and must be estimated using assumptions developed by the Company.

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

The Company derives revenue from sales of emission control and related devices; revenue is recognized when the obligations under the contract or purchase order from the independent distributors are met. Revenue on project contracts which may or may not include development of technology is recognized upon the completion each contracted responsibility.

The Company also derives revenue (less than 1.6% of total revenue) from providing air testing and environmental certification services. Revenues from these services are recognized upon the completion of each contracted responsibility.

RESEARCH AND DEVELOPMENT

The Company is engaged in research and development work. Research and development costs, are charged as operating expenses of the Company as incurred. Any grant money received for research and development work is used to offset these expenditures. For the three month periods ended September 30, 2010 and 2009, the Company expensed $207,169 and $127,001, respectively, towards research and development costs. For the three month periods ended September 30, 2010 and 2009, grant money amounted to $9,431 and $66,427, respectively. For the nine month periods ended September 30, 2010 and 2009 the Company expensed $491,469 and $773,255, respectively towards research and development costs. For the nine month periods ended September 30, 2010 and 2009, grant money amounted to $135,753 and $94,356, respectively.

PRODUCT WARRANTIES

The Company provides for estimated warranty costs at the time of sale and accrues for specific items at the time their existence is known and the amounts are determinable. The Company estimates warranty costs using standard quantitative measures based on industry warranty claim experience and evaluation of specific customer warranty issues. The Company currently records warranty costs as 2% of revenue. As of September 30, 2010, $127,373 (December 31, 2009 - $40,290) was accrued against warranty provision and included in accrued liabilities. For the three month periods ended September 30, 2010 and 2009, the total warranty provision included in cost of sales was $53,303 and $7,899 respectively. For the nine month period ended September 30, 2010 and 2009, the total warranty provision included in cost of sales was $173,445 and $7,899, respectively.

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

The Company also derives revenue (September 30, 2010 - less than 1.6% of total revenue, September 30, 2009 less than 8.1% of total revenue) from providing air testing and environmental certification services. For the periods ended September 30, 2010 and 2009, all revenues were generated from the United States. As at September 30, 2010, $1,271,130 (December 31, 2009 - $1,662,243) of
property, plant and equipment, net of depreciation is located at the air testing facility in Pennsylvania. All remaining long-lived assets are located in Concord, Ontario, Canada.

NOTE 3 - RECENTLY ISSUED ACCOUNTING STANDARDS

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU" or "Update") issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements (ASU 2010-06) (codified within ASC 820 Fair Value Measurements and Disclosures). ASU 2010-06 improves disclosures originally required under SFAS No. 157. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2009, and for interim periods within those years. The adoption of the guidance did not have a material effect on the Company's consolidated condensed financial position, results of operations, cash flows or related disclosures.

In December 2009, the FASB issued ASU 2009-16, - Transfers and Servicing (Topic
860) - Accounting for Transfers of Financial Assets ("ASU 2009-16). ASU 2009-16 amends the accounting for transfers of financials assets and will require more information about transfers of financial assets, including securitizations, and where entities have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 is effective at the start of a reporting entity's first fiscal year beginning after November 15, 2009, with early adoption not permitted. The adoption of the guidance did not have a material effect on the Company's consolidated condensed financial position, results of operations, cash flows or related disclosures.

In October 2009, the FASB issued ASU 2009-15, - Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing ("ASU 2009-15"). ASU 2009-15 amends the accounting and reporting guidance for debt (and certain preferred stock) with specific conversion features or other options. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009. The adoption of the guidance did not have a material effect on the Company's consolidated condensed financial position, results of operations, cash flows or related disclosures.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In August 2010, ASU No.2010-22 - Accounting for Various Topics. This update amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics. The Company is assessing the potential effect this guidance will have on its condensed consolidated financial statements.

In August 2010, the FASB issued ASU No.2010-21 - Accounting for Technical Amendments to Various SEC Rules and Schedules. This update amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. The Company is assessing the potential effect this guidance will have on its condensed consolidated financial statements.

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

In October 2009, the FASB issued ASU No. 2009-13, - Multiple Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force (ASU 2009-13) (codified within ASC Topic 605). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently assessing the impact of ASU 2009-13on its consolidated condensed financial position, results of operations and cash flows.

NOTE 4 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and highly liquid investments purchased with an original or remaining maturity of 90 days or less at the date of purchase. At September 30, 2010 and December 31, 2009 all of the Company's cash and cash equivalents consisted of cash.

NOTE 5 - INVENTORY

Inventory is summarized as follows:

                                       SEPTEMBER 30,  DECEMBER 31,
                    INVENTORY               2010          2009
                    ---------------------------------------------
                    Raw materials       $1,514,929     $  844,649
                    Work-In-Process      2,773,020        640,286
                    Finished goods          29,941         23,479
                    ---------------------------------------------
                      TOTAL             $4,317,890     $1,508,414
                    =============================================

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                         SEPTEMBER 30,   DECEMBER 31,
         CLASSIFICATION                       2010           2009
         -----------------------------------------------------------
         Plant, machinery and equipment   $ 5,627,513    $ 5,539,017
         Office equipment                     369,601        325,626
         Furniture and fixtures               454,471        451,281
         Vehicles                              18,078         17,951
         Leasehold improvements             1,031,721      1,016,511
                                          --------------------------
                                            7,501,384      7,350,386

         Less: accumulated depreciation    (5,463,460)    (4,663,281)
                                          --------------------------
                                          $ 2,037,924    $ 2,687,105
                                          ==========================

                                                    SEPTEMBER 30,  SEPTEMBER 30,
Depreciation Expense                                    2010             2009
-------------------------------------------------------------------------------
Depreciation expense included in cost of sales       $ 152,104        $  19,732
Depreciation expense included in operating expenses    579,484          694,810
Depreciation expense included in research
  and development costs                                 98,014          105,133
                                                     --------------------------
Total depreciation expense                           $ 829,602        $ 819,675
                                                     ==========================

At September 30, 2010 and December 31, 2009 the Company had $224,538 and $138,800, respectively, of customized equipment under construction.

The plant, machinery and equipment above include $37,070 of assets under capital lease with a corresponding accumulated depreciation of $24,358 as at September 30, 2010. As at December 31, 2009, plant, machinery and equipment included $36,294 of assets under capital lease with a corresponding accumulated depreciation of $18,592.

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

Effective March 31, 2010, the Company repaid $500,000 principal and $11,342 in interest from the proceeds of the March 19, 2010 convertible debentures issuance. (See NOTE 10 - CONVERTIBLE DEBENTURES for details.)

As at September 30, 2010, principal and corresponding accrued interest outstanding on notes payable to related party was $0. As at December 31, 2009, principal and interest outstanding on notes payable to related party was $500,000.

NOTE 8 - BANK LOAN

In 2007, ESW's subsidiary, ESW Canada Inc., entered into a $2.5 million revolving credit facility with Royal Bank of Canada ("RBC"), to finance orders on hand. Effective September 2, 2008, the agreement was amended to extend the term of the agreement through to June 30, 2009 and effective August 21, 2009, the term of the secured commercial loan agreement with RBC was extended through to April 30, 2010. The amended arrangement provided for a revolving facility available by way of a series of term loans of up to $750,000 to finance future production orders. The credit facility was guaranteed by the Company and its subsidiary, ESW Canada Inc., through the pledge of their assets to RBC. The facility had been guaranteed to the bank under Export Development Canada ("EDC") pre-shipment financing program. Borrowings under the revolving credit agreement bore interest at 1.5% above the bank's prime rate of interest. Repayments of any loans were required no later than one year from the date of the advancement of that loan. Obligations under the revolving credit agreement were collateralized by a first-priority lien on the assets of the Company and its subsidiary, ESW Canada Inc., including accounts receivable, inventory, equipment and other tangible and intangible property, including the capital stock of all direct subsidiaries.

Effective March 31, 2010, all borrowings under the RBC facility were repaid and the facility with RBC was closed.

Effective March 31, 2010, ESW's subsidiary, ESW Canada Inc., entered into a demand revolving credit facility agreement (the "Credit Agreement") with a Canadian chartered bank, Canadian Imperial Bank of Commerce ("CIBC") to meet working capital requirements. The facility has a credit limit of $4 million Canadian. Borrowings under the facility are limited to a percentage of accounts receivable plus a percentage of inventory (capped at $1 million Canadian or 50% of the accounts receivable portion) less any prior ranking claims. The credit facility is guaranteed by the Company and its subsidiaries, ESW Canada Inc., ESW America Inc., BBL Technologies Inc., and ESW Technologies Inc., through a general security agreement over all assets to CIBC. The facility has been guaranteed to CIBC under EDC's Export Guarantee Program. Borrowings under the credit facility bear interest at 2.25% above CIBC's prime rate of interest. Obligations under the Credit Agreement are collateralized by a first-priority lien on the assets of the Company and its subsidiaries, including accounts receivable, inventory, equipment and other tangible and intangible property, including the capital stock of all direct subsidiaries.

On November 8, 2010, the Company's wholly owned subsidiary ESW Canada, Inc. received a waiver of certain financial covenants under its Credit Agreement with CIBC. Without the waiver, the Company's subsidiary would not be in compliance with the current ratio and effective tangible net worth covenants as set forth in the Credit Agreement. The waiver as provided by CIBC is through November 19, 2010. In the event the Company and its subsidiary ESW Canada Inc., fail to comply with the terms of the waiver and meet the current ratio and effective tangible net worth covenants prior to the end of the waiver period, same will constitute an event of default and the bank loan may need to be repaid unless a further waiver or modification to the Credit Agreement can be obtained.

As at September 30, 2010, $3,428,066 was owed under the credit facility with CIBC. As at December 31, 2009, $713,037 was owed under the former credit facility with RBC.

NOTE 9 - REDEEMABLE CLASS A SPECIAL SHARES

        700,000 Class A special             $453,900 (based on the historical
        shares authorized,                  exchange rate at the time of
        issued, and outstanding.            issuance.)

The redeemable Class A special shares were issued by the Company's wholly-owned subsidiary BBL Technologies, Inc. ("BBL") without par value, and are redeemable on demand by the holder of the shares, which is a private Ontario Corporation, at $700,000 Canadian Dollars (which translates to $680,272 USD and $660,032 USD at September 30, 2010 and December 31, 2009, respectively). As the redeemable Class A special shares were issued by the Company's wholly-owned subsidiary BBL, the maximum value upon which the Company is liable is the net book value of BBL. As at September 30, 2010, BBL has an accumulated deficit of $1,190,150 USD ($1,842,603 Canadian dollars as at September 30, 2010) (December 31, 2009 - $ 1,187,506 USD which equates to $1,839,864 Canadian) and therefore, the holder would be unable to redeem the redeemable Class A special shares at their ascribed value.

NOTE 10 - CONVERTIBLE DEBENTURES

Effective March 25, 2010, the November 2008 and the August 2009 debenture holders agreed to convert all outstanding convertible debentures as per the terms of the respective debenture agreements. The early conversion of the debentures was a condition precedent to the Company's wholly-owned subsidiary, ESW Canada Inc., entering into the Credit Agreement with CIBC (Note 8). A total of $10,600,000 in principal and $1,176,445 of accrued interest was converted into 43,756,653 shares of restricted common stock. The conversion of the November 2008 and the August 2009 debentures also triggered the mandatory conversion feature on the March 19, 2010 debentures. A total of $3,000,000 in principal and $3,797 in accrued interest was converted into 6,007,595 shares of restricted common stock. With these transactions effective March 25, 2010 the Company has $0 of convertible debentures and accrued interest on convertible debenture.

As part of the agreement to convert all existing convertible debentures, the Company was committed to pay a premium as an inducement to convert all debentures. The premium is payable to all converting debenture holders and was subject to a positive fairness opinion, approval by a Fairness Committee consisting of independent directors of the Company's Board of Directors and an increase in the share capital of the Company. The premium consists of 4,375,665 shares of common stock. As the Company did not have sufficient authorized shares as of the date of conversion of the debentures to fulfill the premium, the premium had been recorded as an advance share purchase agreement at a fair market value of $2,909,872 as at March 31, 2010. The agreement is without interest, subordinated to the banks position and payable in a fixed number of common shares (4,375,665 shares) of the Company upon increase in the authorized share capital of the Company.

At September 30, 2010, the Company did not have sufficient authorized and unissued shares to fulfill the advance share subscription. Under these conditions, FASB ASC Subtopic 815-40 Contracts in Entity's Own Equity precludes equity classification of this obligation. As such, the advance share subscription is classified as a liability and periodically marked to market. The fair value of the obligation was determined to be $1,662,753 at September 30, 2010. The fair value of the obligation is determined by the cash settlement value at the end of each period based on the closing price of the Company's common stock. The decrease in fair value of this liability of $1,247,119 is recorded as a mark to market adjustment on advance share subscription in the consolidated condensed statement of operations and comprehensive loss.

Debentures issued by the Company are summarised as follows:

                                                                                                 TOTAL                TOTAL
                                     2008 DEBENTURE   2009 DEBENTURE    2010 DEBENTURE       MARCH 31, 2010      DECEMBER 31, 2009
                                     --------------   --------------    --------------      ---------------      -----------------
Face value of convertible debenture     $ 9,000,000      $ 1,600,000       $ 3,000,000         $ 13,600,000         $ 10,600,000
Less: Beneficial conversion feature              --         (256,000)         (540,000)            (796,000)            (256,000)
      Deferred costs                        (59,738)              --           (80,625)            (140,363)             (59,738)
                                     ---------------  --------------    ---------------     ---------------       --------------
Book value upon issuance                  8,940,262        1,344,000         2,379,375           12,663,637           10,284,262
Accretion of the debt discount                   --          256,000           540,000              796,000               27,019
Amortization of deferred costs               59,738               --            80,625              140,363               23,232
                                     ---------------  --------------    ----------------    ---------------       --------------
CARRYING VALUE                            9,000,000        1,600,000         3,000,000           13,600,000         $ 10,334,513
                                                                                                                  ===============
CONVERSION (MARCH 25,2010)               (9,000,000)      (1,600,000)       (3,000,000)         (13,600,000)
                                     ---------------  --------------    ----------------    ---------------
CARRYING VALUE (SEPTEMBER 30,2010)      $         0      $         0       $         0         $          0
                                     ===============  ==============    ================    ===============

Effective March 19, 2010, the Company issued $3,000,000 of its 9% convertible debentures (the "2010 Debentures") to five (5) accredited investors under Rule 506 of Regulation D. The Debentures were for a term of three (3) years and were convertible into shares of the Company's common stock at the option of the holder by dividing the principal amount of the 2010 Debenture to be converted by $0.50. The 2010 Debentures earned interest at a rate of 9% per annum payable in cash or in shares of the Company's common stock at the option of the holder. If the holder elected to receive interest in shares of common stock, the number of shares of common stock to be issued for interest would be determined by dividing accrued interest by $0.50. The 2010 Debentures had a mandatory conversion feature that required the holders to convert in the event a majority of the Company's pre-existing outstanding 9% convertible debentures converted. Subject to the holder's right to convert and the mandatory conversion feature, the Company had the right to redeem the 2010 Debentures at a price equal to one hundred and ten percent (110%) multiplied by the then outstanding principal amount plus unpaid interest to the date of redemption. Upon maturity, the debenture and interest was payable in cash or common stock at the option of the holder. The Company also had provided the holders of the 2010 Debentures registration rights. The 2010 Debentures contained customary price adjustment protections.

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

On August 28, 2009, the Company completed a transaction whereby it issued $1.6 million of 9% convertible debentures (the "2009 Debentures") to six accredited investors. Of the $1.6 million received by the Company, $500,000 was received from a director of the Company through the exchange of a $300,000 unsecured 9% subordinated demand short-term loan previously provided to the Company on August 11, 2009 and an additional $200,000 investment made by the director in the offering. The 2009 Debentures were for a term of three (3) years and were convertible into shares of the Company's common stock at the option of the holder by dividing the principal amount of the 2009 Debentures to be converted by $0.50. The 2009 Debentures earned interest at a rate of 9% per annum payable in cash or in shares of the Company's common stock at the option of the holder. If the Holder elected to receive interest in shares of common stock, the number of shares of common stock to be issued for interest would be determined by dividing accrued interest by $0.50. Subject to the holder's right to convert, the Company had the right to redeem the 2009 Debentures at a price equal to one hundred and ten percent (110%) multiplied by the then outstanding principal amount plus unpaid interest to the date of redemption. Upon maturity, the debenture and interest was payable in cash or common stock at the option of the holder. The 2009 Debentures contained customary price adjustment protections.

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

On November 3, 2008, the Company completed a transaction whereby it issued $6.0 million of 9% convertible debentures (the "2008 Debentures") to six accredited investors. The 2008 Debentures were for a term of three (3) years and were convertible into shares of the Company's common stock at the option of the holder at any time six (6) months after the date of issuance of the 2008 Debentures by dividing the principal amount of the 2008 Debentures to be converted by $0.25. The 2008 Debentures earned interest at a rate of 9% per annum payable in cash or in shares of the Company's common stock at the option of the holder. If the holder elected to receive interest in shares of common stock, the number of shares of common stock to be issued for interest would be determined by dividing accrued interest by $0.25. Subject to the holder's right to convert, the Company had the right to redeem the 2008 Debentures at a price equal to one hundred and ten percent (110%) multiplied by the then outstanding principal amount plus unpaid interest to the date of redemption. Upon maturity, the debenture and interest was payable in cash or common stock at the option of the holder. The 2008 Debentures contained customary price adjustment protections. The effective yield on the 2008 debentures was 9%.

From the proceeds of the 2008 Debentures, the Company repaid $2,200,000, the principal portion only, of a previously issued Consolidated Note in the amount of $2,308,148 to a company controlled by a trust to which a director and shareholder of the Company is the beneficiary. The debt holder agreed to have the remaining amount of $433,923, due under the Consolidated Note, applied to a subscription of a Debenture under the November 3, 2008 offering. Concurrently, the Company repaid a Consolidated Subordinated Note that it had previously issued to a debt holder who is a director and shareholder of the Company, in the principal amount of $1,002,589. The debt holder agreed to have the full amount of principal and accumulated interest, in the amount of $1,158,024 due under the Consolidated Subordinated Note, applied to a subscription of a debenture under the offering. Additionally the Company's $1.5 million credit facility also provided by the same debt holder, from which the Company had drawn down the sum of $1,103,000 as of November 3, 2008, was also satisfied by way of issuance of debentures under the November 3, 2008 offering. With the agreement to settle all the notes previously issued the debt holder subscribed to an aggregate of $2,566,077 of debentures under the offering.

As at September 30, 2010, total convertible debentures and corresponding accrued interest amounted to $0. As at December 31, 2009, total convertible debentures amounted to $10,334,513, net of deferred costs of $36,506 and debt discount of $228,981, with corresponding accrued interest of $996,385.

At March 31, 2010, the debt discount of $768,981 and deferred costs of $ 117,131 were fully amortized and expensed due to the conversion of the debentures effective March 25, 2010.

LEGAL FEES RELATED TO 2008 AND 2010 CONVERTIBLE DEBENTURES

The Company had recorded a deferred cost asset of $59,738 for legal fees paid in relation to the issuance of the 2008 Debentures. The deferred costs were being amortized over the term of the 2008 Debentures. The Company had also recorded a deferred cost asset of $80,625 for legal fees paid in relation to the issuance of the 2010 Debentures. The deferred costs were being amortized over the term of the 2010 Debentures.

At March 31, 2010, the deferred cost assets were fully amortized due to the conversion of the debentures effective March 25, 2010. As at September 30 2010, the deferred cost assets was $0 (December 31, 2009 - $36,506) and related amortization expense was $0 and $4,977 for the three month periods ended September 30, 2010 and 2009, respectively, and $117,131 and $14,934 for the nine month periods ended September 30, 2010 and 2009, respectively. At December 31, 2009, legal fees have been presented net against the related convertible debentures.

NOTE 11- INCOME TAXES

As at September 30, 2010, there are tax loss carry forwards for Federal income tax purposes of approximately $26,330,869 available to offset future taxable income in the United States. The tax loss carry forwards expire in various years through 2030. The Company does not expect to incur a Federal income tax liability in the foreseeable future. Accordingly, a valuation allowance for the full amount of the related deferred tax asset of approximately $9,215,804 has been established until realizations of the tax benefit from the loss carry forwards meet the "more likely than not" criteria.

                                              LOSS CARRY
                               YEAR            FORWARD
                               ----            -------
                               1999          $   407,067
                               2000            2,109,716
                               2001            2,368,368
                               2002              917,626
                               2003              637,458
                               2004            1,621,175
                               2005            2,276,330
                               2006            3,336,964
                               2007            3,378,355
                               2008            3,348,694
                               2009            3,260,449
                               2010            2,668,667
                               ----          -----------
                               Total         $26,330,869
                                             ===========

Additionally, as at September 30, 2010, the Company's two wholly-owned Canadian subsidiaries had non-capital tax loss carry forwards of approximately $8,142,560 to be used, in future periods, to offset taxable income. The loss carry forwards expire in various years through 2030 The deferred tax asset of approximately $2,687,045 has been fully offset by a valuation allowance until realization of the tax benefit from the non-capital tax loss carry forwards are more likely than not.

                                             LOSS CARRY
                                           FORWARD FOREIGN
                               YEAR           OPERATIONS
                               ----           ----------
                               2003           $    5,343
                               2004                5,942
                               2005                    2
                               2006              561,306
                               2007                7,060
                               2008            3,671,089
                               2009            2,977,360
                               2010              914,458
                               ----           ----------
                               Total          $8,142,560
                                              ==========

                                                  For the nine month period ended September 30,
                                                               2010            2009
                                                           ---------------------------
Statutory tax rate:
  U.S.                                                            35.0%           35.0%
  Foreign                                                         33.0%           33.5%

Loss before income taxes:
  U.S.                                                     $(4,393,546)    $(3,089,746)
  Foreign                                                   (1,151,589)     (1,922,465)
                                                           ----------------------------
                                                            (5,545,135)     (5,012,211)
                                                           ---------------------------
Expected income tax recovery                                (1,917,765)     (1,725,437)

Differences in income tax resulting from:
  Depreciation (Foreign operations)                             48,134          23,124
  Inducement premium on conversion of Debentures             1,018,455              --
  Interest on long-term debt                                    64,350         217,181
  Stock based compensation                                      21,744              --
  Mark to market adjustment on advance share subscription     (436,492)             --
  Long-term debt accretion                                     269,143              --
                                                           ---------------------------
                                                              (932,431)     (1,485,132)
Benefit of losses not recognized                               932,431       1,485,132
                                                           ---------------------------
Income tax provision (recovery) per financial statements   $        --     $        --
                                                           ===========================

Deferred income tax assets and liabilities consist of the following difference:

                                                                As at September 30,
                                                               2010            2009
                                                           ---------------------------
Assets
  Property, plant and equipment - Tax Basis
        (Foreign operations only)                          $ 1,197,146     $ 1,410,069

  Property, plant and equipment - Book Value
         (Foreign operations only)                            (766,967)     (1,130,916)
                                                           ---------------------------
  Net Property, plant and equipment                            430,179         279,153
  Tax loss carry forwards                                   34,473,429      29,915,933
                                                           ---------------------------
Net temporary differences                                   34,903,608      30,195,086

Statutory tax rate:
  U.S.                                                            35.0%           35.0%
  Foreign                                                         25.0%           33.5%

Deferred income tax assets                                  12,010,394      10,467,726
  Valuation allowance                                      (12,010,394)    (10,467,726)
                                                           ---------------------------
  Carrying Value                                           $        --     $        --
                                                           ===========================

Valuation allowances reflect the deferred tax benefits that management is uncertain of the Company's ability to utilize in the future.

Effective January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109," ("FIN 48") (which was primarily codified into Topic 740-10-30, Income Tax, in the ASC) prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in an income tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There was no material impact on the Company's consolidated financial position and results of operations as a result of the adoption of the provisions of FIN
48. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

The Company will recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the interim consolidated condensed statement of operations. Accrued interest and penalties will be included within the related tax liability line in the consolidated condensed balance sheet.

The following describes the Company's open tax years that remain subject to examination by tax authorities, by major tax jurisdiction, as of September 30, 2010:

               United States - Federal              2006 - present
               United States - State                2006 - present
               Canada - Federal                     2007 - present
               Canada - Provincial                  2007 - present

NOTE 12 - STOCKHOLDERS' EQUITY / (DEFICIT)

Effective March 25, 2010, the November 2008 and the August 2009 debenture holders agreed to convert all outstanding convertible debentures as per the terms of the respective debenture agreements (Note 10). The early conversion of the debentures was a condition precedent to the Company's wholly-owned subsidiary, ESW Canada Inc., entering into a new credit facility with CIBC. A total of $10,600,000 in principal and $1,176,445 of accrued interest was converted into 43,756,653 shares of restricted common stock.

The conversion of the November 2008 and the August 2009 debentures also triggered the mandatory conversion feature on the March 19, 2010 debentures. A total of $3,000,000 in principal and $3,797 in accrued interest was converted into 6,007,595 shares of restricted common stock. With these transactions effective March 25, 2010, the Company has $0 of convertible debentures and accrued interest on convertible debenture.

As part of the agreement to convert all existing convertible debentures, the Company was committed to pay a premium as an inducement to convert all debentures. The premium is payable to all converting debenture holders and was subject to a positive fairness opinion, approval by a Fairness Committee consisting of independent directors of the Company's Board of Directors and an increase in the share capital of the Company. The premium consists of 4,375,665 shares of Common Stock. As the Company did not have sufficient authorized shares as of the date of conversion of the debentures to fulfill the premium, the premium had been recorded as an advance share purchase agreement at a fair market value of $2,909,872 as at March 31, 2010. The agreement is without interest, subordinated to the banks position and payable in a fixed number of common shares (4,375,665 shares) of the Company upon increase in the authorized share capital of the Company.

At September 30, 2010, the Company did not have sufficient authorized and unissued shares to fulfill the advance share subscription. Under these conditions, FASB ASC Subtopic 815-40, Contracts in Entity's Own Equity, precludes equity classification of this obligation. As such, the advance share subscription is classified as a liability and periodically marked to market. The fair value of the obligation was determined to be $1,662,753 at September 30, 2010. The fair value of the obligation is determined by the cash settlement value at the end of each period based on the closing price of the Company's common stock. The decrease in fair value of this liability of $1,247,119 is recorded as a mark to market adjustment on advance share subscription in the consolidated condensed statement of operations and comprehensive loss.

NOTE 13 - STOCK OPTIONS AND WARRANT GRANTS

On April 15, 2010, the Board of Directors granted an aggregate award of 900,000 stock options to one executive officer and director and one director. The options vest over a period of three years with an exercise price of $0.65 (fair market value of the Company's common stock as of the date of grant) with expiry of five years from the date of award. All option holders of the April 15, 2010 grant have agreed to stand back on exercise of the options issued until the Company has sufficient authorized shares available. The total stock option expense for the April 15, 2010 grant is $372,761 and will be expensed on a straight line basis over the vesting term of the award, as per the terms of the option agreements, as follows:

                      DATE                      Stock Option
                                                  Expense
                      --------------------------------------
                      April 15, 2011              $124,254
                      April 15, 2012              $124,254
                      April 15, 2013              $124,254

A total of $62,126 for stock based compensation has been recorded for the nine month period ended September 30, 2010. During fiscal year 2009 no stock options or warrants were granted.

A summary of option transactions, including those granted pursuant to the terms of certain employment and other agreements is as follows:

                                                STOCK         WEIGHTED
                                              PURCHASE         AVERAGE
                        DETAILS                OPTIONS     EXERCISE PRICE
            -------------------------------------------------------------
            OUTSTANDING, JANUARY 1, 2009      6,120,000        $ 0.65
            Granted                                  --            --
            Expired                          (1,600,000)      ($ 0.50)
            Exercised                          (850,000)      ($ 0.50)
                                             ----------        ------
            OUTSTANDING, JANUARY 1, 2010      3,670,000        $ 0.76
            Granted                             900,000        $ 0.65
            Expired                            (175,000)      ($ 0.71)
                                             ----------        ------
            OUTSTANDING, SEPTEMBER 30, 2010   4,395,000        $ 0.74
                                             ==========        ======

At September 30, 2010, the outstanding options have a weighted average remaining life of 22 months. All options issued prior to 2010 have vested, and the April 15, 2010 options vest over a period of three years, in three equal parts each year.

The weighted average fair value of options granted during 2010 was $0.41 and was estimated using the Black-Scholes option-pricing model, using the following assumptions:

                                                   2010
                                                  ------
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

At September 30, 2010, the Company had outstanding options as follows:

             NUMBER OF          EXERCISE
              OPTIONS             PRICE             EXPIRATION DATE
             ------------------------------------------------------
               795,000            $1.00            December 31,2010
               100,000            $0.71            February 06,2011
               100,000            $1.00            February 06,2011
             2,150,000            $0.71            February 16,2012
               100,000            $1.00            February 08,2013
               250,000            $0.27              August 06,2013
               900,000            $0.65               April 15,2015
             ------------------------------------------------------
             4,395,000
             ======================================================

At September 30, 2010, the Company signed agreements with certain option holders to stand back on exercise of their options, until authorized shares are available:

             NUMBER OF          EXERCISE
              OPTIONS             PRICE           EXPIRATION DATE
             ------------------------------------------------------
               520,000            $1.00            December 31,2010
                50,000            $0.71            February 06,2011
               250,000            $0.27              August 06,2013
             1,300,000            $0.71            February 16,2012
               900,000            $0.65               April 15,2015
             ------------------------------------------------------
             3,020,000
             ======================================================

At September 30, 2010, the Company had 1,375,000 outstanding options that were exercisable.

Warrants issued in connection with various private placements of equity securities, are treated as a cost of capital and no income statement recognition is required. A summary of warrant transactions is as follows:

                                                         WEIGHTED AVERAGE
DETAILS                                           WARRANT SHARES  EXERCISE PRICE
--------------------------------------------------------------------------------
Outstanding, January 1, 2008                         3,272,500        $ 1.28
Granted                                                     --            --
Exercised                                                   --            --
Expired                                             (3,272,500)       $(1.28)
--------------------------------------------------------------------------------
Outstanding, September 30, 2010 and December 31, 2009       --            --
================================================================================

NOTE 14 - RELATED PARTY TRANSACTIONS

During the three month period ended September 30, 2010 and 2009 transactions with related parties amounted to $0 and $0 in addition to salaries and reimbursement of business expenses. During the nine month period ended September 30, 2010 transactions with related parties included $6,134,024 related to conversion of convertible debentures including interest of $634,024 thereon into common stock; $1,032,849 related to inducement on early conversion of convertible debentures; and the repayment of $511,342 principal and interest on promissory note in addition to salaries and reimbursement of business expenses. During the nine month period ended September 30, 2009, the Company paid shareholders and their affiliates $0 in addition to salaries and reimbursement of business expenses. All transactions are recorded at the exchange amounts.

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

As part of the agreement to convert all existing convertible debentures, the Company was committed to pay a premium as an inducement to convert all debentures. The premium was payable to all converting debenture holders and was subject to a positive fairness opinion, approval by a Fairness Committee consisting of independent directors of the Company's Board of Directors and an increase in the share capital of the Company. The premium consists of 4,375,665 shares of common stock. As the Company does not have sufficient authorized shares as of the date of conversion of the debentures to fulfill the premium, the premium has been recorded as an advance share purchase agreement at a fair market value of $2,909,872 as at March 31, 2010, the agreement is without interest, subordinated to the banks position and payable in a fixed number of common shares of the Company upon increase in the authorized share capital of the Company.

At September 30, 2010, the Company did not have sufficient authorized and unissued shares to fulfill the advance share subscription. Under these conditions, FASB ASC Subtopic 815-40, Contracts in Entity's Own Equity, precludes equity classification of this obligation. As such, the advance share subscription is classified as a liability and periodically marked to market. The fair value of the obligation was determined to be $1,662,753 and $2,909,872 at September 30, 2010 and March 31, 2010, respectively. The fair value of the obligation is determined by the cash settlement value at the end of each period based on the closing price of the Company's common stock. The decrease in fair value of this liability of $1,247,119 is recorded as a mark to market adjustment on advance share subscription in the consolidated condensed statement of operations and comprehensive loss. Of the total amount $784,965 (fair market value of 2,065,697 shares of common stock) was attributed to related parties.

As at September 30, 2010, principal and interest on Convertible Debenture due to related parties was $0. As at December 31, 2009, the principal amount of Convertible Debenture net of accretion due to related party amounted to $5,428,443 with a corresponding accrued interest of $540,128, and debt discount of $71,557.

CONTRACTS AND AGREEMENTS

Mr. Nitin Amersey who is a director of the Company is listed as a control person with the Securities and Exchange Commission of Bay City Transfer Agency Registrar Inc., the Company's transfer agent. He has no ownership equity in Bay City Transfer Agency Registrar Inc. nor is he an officer or a director of Bay City Transfer Agency Registrar Inc. For the three month periods ended September 30, 2010 and 2009, the Company paid Bay City Transfer Agency Registrar Inc. $3,620 and $1,513, respectively. For the nine month periods ended September 30, 2010 and 2009, the Company paid Bay City Transfer Agency Registrar Inc. $6,138 and $1,513, respectively.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

LEASES

Effective November 24, 2004, the Company's wholly-owned subsidiary, ESW America Inc., entered into a lease agreement for approximately 40,220 square feet of leasehold space at 2 Bethlehem Pike Industrial Center, Montgomery Township, Pennsylvania. The leasehold space houses the Company's research and development facilities. The lease commenced on January 15, 2005 and expired January 31, 2010. Effective October 16, 2009, the Company's wholly-owned subsidiary, ESW America Inc., entered into a lease renewal agreement with Nappen & Associates for the leasehold property at Pennsylvania. There were no modifications to the original economic terms of the lease under the lease renewal agreement. Under the terms of the lease renewal, the lease term will now expire February 28, 2013.

Effective December 20, 2004, the Company's wholly-owned subsidiary, ESW Canada Inc., entered into an offer to lease agreement for approximately 50,000 square feet of leasehold space in Concord, Ontario, Canada. The leasehold space houses the Company's executive offices and a high volume manufacturing plant. The possession of the leasehold space took place on May 24, 2005 and the term of the lease has been extended to September 30, 2010. ESW Canada Inc. has renewed its lease agreement at the current property for an additional five year term. The renewed lease period commenced on October 1, 2010 and ends on September 30, 2015.

The following is a summary of the minimum annual lease payments, for both leases.

                                     YEAR

                            2010              $112,862
                            2011               451,447
                            2012               451,447
                            2013               303,080
                            2014               280,292
                            2015               210,219
                                            ----------
                                            $1,809,347
                                            ==========

LEGAL MATTERS

From time to time, the Company may be involved in a variety of claims, suits, investigations and proceedings arising from the ordinary course of our business, breach of contract claims, labor and employment claims, tax and other matters. Although claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, ESW believes that the resolution of current pending matters will not have a material adverse effect on its business, consolidated condensed financial position, results of operations or cash flows. Regardless of the outcome, litigation can have an adverse impact on ESW because of legal costs, diversion of management resources and other factors. In addition, it is possible that an unfavourable resolution of one or more such proceedings could in the future materially and adversely affect ESW's consolidated condensed financial position, results of operations or cash flows in a particular period.

CAPITAL LEASE OBLIGATION

The Company is committed to the following lease payments in connection with the acquisition of equipment under capital leases:

                                      YEAR

                                           2010          $ 3,190
                                           2011            4,073
                                           2012              973
                                                         -------
                                           TOTAL           8,236

               Less imputed interest                        (954)
                                                         -------
               Total obligation under capital lease        7,282

               Less current portion                      ( 1,920)
                                                         -------
               TOTAL LONG-TERM PORTION                   $ 5,362
                                                         =======

The Company incurred $1,778 and $5,599 of interest expense on capital lease obligation for the nine month periods ended September 30, 2010 and 2009, respectively, and $829 and $2,437 for the three month periods ended September 30, 2010 and 2009, respectively.

NOTE 16 - LOSS PER SHARE

Potential common shares of 4,395,000 related to ESW's outstanding stock options and 4,375,665 shares related to ESW's outstanding Advance share subscription were excluded from the computation of diluted loss per share for the period ended September 30, 2010. As at September 30, 2009, 3,820,000 stock options and potential common shares of 42,583,901 related to the 2008 and 2009 convertible debentures have been excluded from the computation of diluted loss per share as the effect of inclusion of these shares would have been anti-dilutive.

The reconciliation of the input used to calculate the diluted loss per share is as follows:

                                              For the nine month period ended  For the three month period ended
                                                        September 30,                   September 30,
                                                   2010            2009              2010            2009
                                               ------------    ------------      ------------    ------------
NUMERATOR
Net (loss) for the period                      $ (5,545,135)   $ (5,012,211)     $   (699,643)   $ (1,588,411)
Interest on long term debt                          183,858         620,518                --         215,518
Amortization of deferred costs                      117,131          14,934                --           4,977
Long term debt accretion                            768,981           7,080                --           7,080
                                                ------------    ------------      ------------    ------------
                                               $ (4,475,165)   $ (4,369,679)     $   (699,643)   $ (1,360,836)
                                                ===========     ============      ============    ============
DENOMINATOR
Weighted average number of shares outstanding   108,458,309      73,006,724       123,588,099      73,039,236
Dilutive effect of :
   Stock options                                         --              --                --              --
   Warrants                                              --              --                --              --
   Convertible debt conversion                           --              --                --              --
                                                ------------    ------------      ------------    ------------
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING     108,458,309      73,006,724       123,588,099      73,039,236
                                                ===========     ============      ============    ============

NOTE 17 - COMPARATIVE FIGURES

Certain 2009 figures have been reclassified to conform to the current financial statement presentation.

NOTE 18 - SUBSEQUENT EVENTS

Effective October 14, 2010, the Company's Board of directors ratified certain corporate action approved by the written consent of a majority of the Company's shareholders pursuant to a Definitive Information Statement on Schedule 14C that the Company filed with the Securities and Exchange Commission on September 3, 2010 (the "Definitive Information Statement") and distributed to shareholders of record.

      The Board of Directors ratified an amendment to the Company's articles of incorporation whereby the Company will proceed to file an amendment to its articles of incorporation increasing its authorized shares of Common Stock, par value $0.001 from 125,000,000 to 250,000,000 shares.

      The Company's 2010 Stock Incentive Plan capitalized at 5,000,000 shares of Common Stock was ratified and adopted by the Board of Directors.

On November 8, 2010, the Company's wholly owned subsidiary ESW Canada, Inc. received a waiver of certain financial covenants under its Credit Agreement dated March 10, 2010 (the "Credit Agreement") from its commercial lender. Without the waiver, the Company's subsidiary would not be in compliance with the Current Ratio and Effective Tangible Net Worth covenants as set forth in the Credit Agreement. The waiver as provided by the commercial lender is through November 19, 2010. In the event the Company and its subsidiary ESW Canada fail to comply with the terms of the waiver and meet the current ratio and effective tangible net worth covenants prior to the end of the waiver period, same will constitute an event of default as set forth in the credit agreement unless a further waiver or modification to the credit agreement can be obtained.

Effective November 8, 2010, the Company has closed on its first tranche of equity financing in the amount of $300,000 from a sophisticated investor. The terms of the financing are: to raise an amount up to $5,000,000. Securities are in the form of shares of the Company's common stock, par value $0.001 (the "Common Stock") at $0.40 per share plus for each share of Common Stock subscribed to under the Offering the Investor will receive one (1) warrant exercisable for one (1) share of Common Stock exercisable for two (2) years (the "Investor Warrant"). If an Investor Warrant is exercised within the first year of issuance, the exercise price will be $0.55; if an Investor Warrant is exercised between the first and second years from issuance, the exercise price will be $0.65. All Investor Warrants as issued will be subject to adjustment in all respects in the event of a stock split or similar adjustment by the Company.

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

In 2010 ESW is primarily focused on: (a) increasing revenues from its verified product in target markets. (b) achieving further verification of the Level III product (c) increasing the strength of its independent distribution network, to target key market segments such as school bus retrofits and government regulated retrofit programs (d) scaling ESW's production capabilities to deliver product to the target markets and meet demand and (e) certification or verification of the Xtrm Cat (TM) product for the rail and marine markets.

The Company is experiencing an increase in demand for its currently verified Therma Cat (TM) product. To September 30, 2010 since verification in September 2009 of the on-road Therma Cat (TM) Active Level III + product, 750 Therma Cat
(TM) units have been sold and are in operation across the United States. The Company is receiving larger volumes on individual orders for the Therma Cat (TM) product, which facilitates greater economies of scale in purchasing raw materials and in production.

ESW has also made significant investments in research and development and obtaining regulatory approvals for its technology. The products that ESW intends to put forward for verification / certification in the fiscal year 2010 and 2011 cover the following primary technology levels established by California Air Resources Board (CARB):

LEVEL I + (+ INDICATES 2009 NO2 COMPLIANCE)
 o Diesel Oxidation Catalyst - PM reduction greater than 25%
 o High performance Diesel Oxidation Catalyst - Particulate Matter ("PM") reduction greater than 30%

LEVEL II +
 o Diesel Oxidation Catalyst with Crank Case Ventilation - PM reduction greater than 50%

LEVEL III +
 o Expansion of On Road Active Diesel Particulate Filter verification to include Exhaust Gas Recirculation engines - PM reduction greater than 85%

Due to the push to complete the Xtrm Cat (TM) Marine, 2-stroke, product certification with the Environmental Protection Agency ("EPA") prior to December 2010, ESW has delayed the Level I and Level II product certifications; these are expected to be completed by the end of the second and third quarter of 2011 respectively. Management believes that the Xtrm Cat (TM) product has the capability to improve ESW's product offering and growth prospects. The Level III + expansion of the On Road Active Diesel Particulate Filter verification to include Exhaust Gas Recirculation engines is in progress and expected to be completed by the end of third quarter of 2011.

The Xtrm Cat (TM) was listed as an emerging technology on the EPA's Emerging Technology list until October 2010. This listing has been removed as of November 2010.

In effecting its business plan ESW achieved important milestones in 2010:

o On July 14, 2010, ESW announced through a shareholder letter that the Company has had a substantial increase in its distributor network. The Company has a total of 36 independent contracted distributors with over 230 individual locations. All of the distributors have been trained and certified to install ESW products on vehicles and construction equipment.

o To September 30, 2010 the company has sold and deployed over 703 Therma Cat (TM) Active Level III Plus catalyst systems of which 214 units were sold in the current quarter. Revenue in 2010 for the Therma Cat (TM) Active Level III Plus and related products are in excess of $7.2 million with sales mainly focused on the on-road retrofit market. The growth in the off-road retrofit market is also increasing. The Company has also participated with the support of its independent distributors on a few significant bids for the sale of its Therma Cat(TM) product.

o On October 12, 2010, ESW announced that the company's Therma Cat(TM) Active Level III Plus catalyst system verification has been expanded to include an updated sizing chart for On-Road applications. Therma Cat(TM) now meets all current and future retrofit installation sizing requirements for an even wider variety of 1993 through 2006 model year On-Road vehicles. The system is now available up To 375 Horsepower and as per the Company's estimates this will lead to a 21% increase in engine family markets. The expanded verification has additional end-user benefits and competitive benefits such as a "Swapping Allowance," which provides for an alternate filter to be used in place of the one being cleaned during a scheduled maintenance procedure for the Therma Cat(TM) helping to maximize the on road availability of a vehicle. In Addition, a "Redistribution Allowance" gives customers the ability to move a system from a vehicle being removed from service to one being brought into service in the fleet, saving money for the customer and minimizing fleet disruption.

o On November 11, 2010, announced that ESW and E Global Solutions, the Company's exclusive New York distributor, participated in a expert panel discussion to provide guidance on New York State and City emission control requirements covering mandated retrofit installation and compliance deadlines for diesel on-road and off-road engines. With deadlines for retrofit compliance in effect, for contractors regulated by New York State, New York City and surrounding counties for emission control requirements for diesel engines ESW views this important market as a significant potential for the Therma Cat (TM) product.

FINANCE AND WORKING CAPITAL

The Company is seeking to raise additional capital to meet its working capital and growth needs. As part of its due diligence process, the Company is also investigating its options to list on a main board exchange. Although the Company is continuing to receive orders for delivery of verified products from bids that were submitted at the beginning and during 2010 the Company's need for raising capital has been accelerated due to the following factors: (a) the delays in achieving verifications and certifications for certain products (b) The timeline between the state, federal and non profit agencies submitting bids for funded projects, award of the projects and the actual release of purchase orders is significantly longer than anticipated (c) the delays in enforcement of certain regulations in California (Off-road and private fleet rules) (d) The economic downturn in the United States that affected the construction industry and large capital projects, this in-turn has to some extent affected the private and public fleets and their capability to retrofit vehicles. The above factors have affected the expected revenue growth of the Company and in turn affected the liquidity position of the Company.

Effective November 8, 2010, the Company has closed on its first tranche of equity financing in the amount of $300,000 from a sophisticated investor. The terms of the financing are: to raise an amount up to $5,000,000. Securities are in the form of shares of the Company's common stock, par value $0.001 (the "Common Stock") at $0.40 per share plus for each share of Common Stock subscribed to under the Offering the Investor will receive one (1) warrant exercisable for one (1) share of Common Stock exercisable for two (2) years (the "Investor Warrant"). If an Investor Warrant is exercised within the first year of issuance, the exercise price will be $0.55; if an Investor Warrant is exercised between the first and second years from issuance, the exercise price will be $0.65. All Investor Warrants as issued will be subject to adjustment in all respects in the event of a stock split or similar adjustment by the Company.

The Company cannot assure that the funding will be available in the amount needed, or on terms attractive to it, or at all. Furthermore, any additional financings will be dilutive to shareholders or if available, may involve restrictive covenants. The Company's failure to raise capital as and when needed or at favourable terms could have a negative impact on its financial condition and its ability to pursue business strategies.

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

Effective March 25, 2010, the November 2008 and the August 2009 debenture holders agreed to convert all outstanding convertible debentures. The early conversion of the debentures was a condition precedent to the Company's wholly owned subsidiary ESW Canada entering into a new credit facility with Canadian Imperial Bank of Commerce ("CIBC"). A total of $10,600,000 in principal and $1,176,445 of accrued interest was converted into 43,756,653 shares of restricted common stock. The conversion of the November 2008 and the August 2009 debentures also triggered the mandatory conversion feature on the March 19, 2010 debentures. A total of $3,000,000 in principal and $3,797 in accrued interest was converted into 6,007,595 shares of restricted common stock. With these transactions effective March 25, 2010 the Company has $0 of outstanding convertible debentures and accrued interest.

Effective March 31, 2010 ESW's subsidiary, ESW Canada entered into a demand revolving credit facility agreement with a Canadian chartered bank, CIBC, to meet working capital requirements. The facility has a credit limit of $4 million Canadian. Borrowings under the facility are limited to a percentage of accounts receivable plus a percentage of inventories (capped at $ 1 million or 50% of the accounts receivable portion) less any prior ranking claims. The credit facility is guaranteed by the Company and its subsidiaries ESW Canada Inc., ESW America Inc., BBL Technologies Inc. and ESW Technologies Inc. through a general security agreement over all assets to CIBC. The facility has been guaranteed to the bank under Export Development Canada's Export Guarantee Program. Borrowings under the credit facility bear interest at 2.25% above the bank's prime rate of interest. Obligations under the revolving credit agreement are collateralized by a first-priority lien on the assets of the Company and its subsidiaries, including, accounts receivable, inventory, equipment and other tangible and intangible property, including the capital stock of all direct subsidiaries. On November 8, 2010, the Company's wholly owned subsidiary ESW Canada, Inc. received a waiver of certain financial covenants under its Credit Agreement with CIBC. Without the waiver, the Company's subsidiary would not be in compliance with certain covenants in the credit agreement. The Company is in the process of securing additional equity finance which will help the Company to comply with the original terms of the credit agreement.

ESW's manufacturing production facility located in Concord Ontario Canada is adequately capitalised to support delivery of its verified products and the rail and marine products. Minor capital additions and production tooling changes to meet customer demands are an ongoing expense. ESW's Tech Center based in Montgomeryville Pennsylvania houses all of ESW's emission testing laboratories and testing capabilities. The facilities include several testing systems, including engine and vehicle chassis test cells. These cells are used for certification and verification for engines ranging from 0.5 to in excess of 600 Horse power. This facility also manufactures and provides the catalytic and chemical wash coat solutions for the Concord, Ontario, Canada plant. Both ESW facilities are in full compliance with the ISO 9001:2008 standards. ESW currently holds a full registration certificate effective until March 2013 for ESW America Inc., and January 2013 for ESW Canada Inc.

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

The Company is working towards reducing inefficiencies in personnel-related costs, manufacturing costs and other discretionary expenditures that are within the Company's control. The Company is also seeking to lower its overhead costs, on the other hand the Company is increasing its focus on the Sales, Marketing and Service efforts of its products. The changes in the business are anticipated to lower the overall operating costs in the Company, without affecting the delivery of product and to improve results. The profitability of the Company will depend on the ability of the Company to increase its revenues over the next few periods with a consistent effort in reducing operating costs.

COMPARISON OF THREE MONTH PERIOD ENDED SEPTEMBER 30, 2010 TO THREE MONTH PERIOD ENDED SEPTEMBER 30, 2009

RESULTS OF OPERATIONS

The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the MD&A included in ESW's Annual Report on Forms 10-K, for the year ended December 31, 2009.

Revenues for the three month period ended September 30, 2010 increased by $2,031,494 or 452.5 percent, to $2,480,478 from $448,984 for the three month period ended September 30, 2009. The increase in revenue is mainly related to sales of ESW's verified Therma Cat (TM) Level III products. In 2009, the Company focused its efforts on mainly achieving verifications for its Therma Cat (TM) Level III product.

Cost of sales as a percentage of revenues for the three month period ended September 30, 2010 was 66.0 percent compared to 71.6 percent for the three month period ended September 30, 2009. The gross profit for the three month period ended September 30, 2010 was 34.0 percent as compared to a gross profit of 28.4 percent for the three month period ended September 30, 2009. The decrease in cost of sales as a percentage of revenue in the current period is due to increased level of operations, economies of scale in purchasing raw materials and services.

Marketing, office and general expenses for the three month period ended September 30, 2010 increased by $424,951 or 50.6 percent, to $1,264,242 from $839,291 for the three month period ended September 30, 2009. The increase is primarily due to increases in the following areas: An increase in sales and marketing salaries and wages and selling expenses by $94,424 attributed to an increased focus on business development and product marketing efforts, and the addition of a customer service and support department. Administration salaries and wages were higher by $151,141; the increase is due to increased administration staff to support the transition and growth of the Company. The Company is also implementing a centralised enterprise resource planning system that will integrate the various internal and external resources of the Company, the implementation of the system requires additional resources. Plant related expenses were higher by $69,045 as a result of increased activity levels, consumables, equipment and maintenance costs. General and administration cost increased by $110,354 mainly attributed to increased finance and guarantee charges in connection with the Company's Line of Credit with a secured lender. There was an increase in facility costs of $772. The increases were offset by a minor decrease in investor relations expense by $785.

Research and development ("R&D") expenses for the three month period ended September 30, 2010 increased by $80,168, or 63.1 percent to $207,169 from $127,001 for the three month period ended September 30, 2009. ESW continues to aggressively pursue the certification / verification of its locomotive and marine products, the certification of the Level I and Level II products are delayed,; the increase in the cost of research and development during the three month period is due to the activity towards achieving the Xtrm Cat (TM) product certification and the expansion of the Therma Cat (TM) on-road Active Level III+ product verification. To offset this increase during the three month period ended September 30, 2010, the Company received grant money amounting to $9,431 as compared to $66,427 for the three month period ended September 30, 2009.

Officer's compensation and director's fees for the three month period ended September 30, 2010 increased by $69,444 or 40.6 percent, to $240,678 from $171,234 for the three month period ended September 30, 2009. The increase in fees is mainly due to the addition of one outside director in 2010, a wage increase for an officer of the company effective retroactive from January 2010, stock-based compensation expense for the April 2010 stock options and the effect of exchange rate differences on Canadian Dollar contracts for officers of the Company.

Consulting and professional fees for the three month period ended September 30, 2010 increased by $78,596 to $117,055 from $38,459 for the three month period ended September 30, 2009 mainly attributed legal fees in connection with the Company's Line of Credit with CIBC, an increase in consulting fees and a marginal increase in audit fees.

Foreign exchange gain for the three month period ended September 30, 2010 was $10,203 as compared to a loss of $5,778 for the three month period ended September 30, 2009. This is a result of the fluctuation in the exchange rate of the Canadian Dollar to the United States Dollar.

Depreciation and amortization expense for the three month period ended September 30, 2010 decreased by $57,771, or 18.8 percent to $249,023 from $306,794 for the three month period ended September 30, 2009.

Loss from operations for the three month period ended September 30, 2010 decreased by $136,117, or 10.0 percent to $1,224,737 from $1,360,854 for the three month period ended September 30, 2009. The decrease is mainly due to increased revenues offset by an increase in operational expenses in the current period.

Interest expense on long-term debt related to Convertible Debentures was $0 for the three month period ended September 30, 2010 as compared to $215,518 for the three month period ended September 30, 2009. Amortization of deferred costs amounted to $0 for the three month period ended September 30, 2010 as compared to $4,977 for the three month period ended September 30, 2009. As of September 30, 2010 the company has $0 of debt outstanding related to convertible debentures.

Effective March 25, 2010, the November 2008 and the August 2009 debenture holders agreed to convert all outstanding convertible debentures as per the terms of the respective debenture agreements. The early conversion of the debentures was a condition precedent to the Company's wholly owned subsidiary ESW Canada entering into a new credit facility with CIBC. The conversion of the November 2008 and the August 2009 debentures also triggered the mandatory conversion feature on the March 19, 2010 debentures. As part of the agreement to convert all existing convertible debentures the Company has paid a premium as an inducement to convert all debentures. The premium is payable to all converting debenture holders and was subject to a positive fairness opinion, approval by a Fairness Committee consisting of independent directors of the Company's Board of Directors and an increase in the share capital of the Company. The premium consists of 4,375,665 shares of Common Stock. As the Company did not have sufficient authorized shares as of the date of conversion of the debentures to fulfill the premium, the premium had been recorded as an advance share purchase agreement at fair market value $2,909,872 at March 31, 2010, the agreement is without interest, subordinated to the banks position and payable in a fixed number of common shares (4,375,665 shares) of the Company upon increase in the authorized share capital of the Company. Subsequently as of September 30, 2010 The Company has re-valued the advance share purchase agreement at fair market value $1,662,753 with a $1,247,119 gain recorded in the consolidated condensed statements of operations and comprehensive loss.

In summary, the fair value of the advanced share subscription is dependent on the market price of the Company's common stock, as the Company does not currently have sufficient available authorized common shares to fulfill this obligation. The advanced share subscription will be re-valued based on the market price of the Company's common stock at the end of each reporting period or until it is fulfilled by the issuance of authorized common shares. The resulting revaluations may either cause gains or losses on the consolidated condensed statement of operations and comprehensive loss.

COMPARISON OF NINE MONTH PERIOD ENDED SEPTEMBER 30, 2010 TO NINE MONTH PERIOD ENDED SEPTEMBER 30, 2009

RESULTS OF OPERATIONS

The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the MD&A included in ESW's Annual Report on Forms 10-K, for the year ended December 31, 2009.

Revenues for the nine month period ended September 30, 2010 increased by $7,424,534 or 821.6 percent, to $8,328,204 from $903,670 for the nine month period ended September 30, 2009. The increase in revenue is mainly related to sales of ESW's verified Therma Cat (TM) Level III products, further complemented by sales of the Xtrm Cat (TM) product. In 2009, the Company focused its efforts on achieving verifications for its Therma Cat (TM) Level III product.

Cost of sales as a percentage of revenues for the nine month period ended September 30, 2010 was 65.0 percent compared to 62.3 percent for the nine month period ended September 30, 2009. The gross profit for the nine month period ended September 30, 2010 was 35.0 percent as compared to a gross margin of 37.7 percent for the nine month period ended September 30, 2009. The slight increase in cost of sales as a percentage of revenue in the current period is due to increased labour costs involved in ramping up of operations to meet customer orders, the current level of manufacturing labour can support a higher level of operations as efficiencies increase.

Marketing, office and general expenses for the nine month period ended September 30, 2010 increased by $962,259 or 38.5 percent, to $3,458,906 from $2,496,647 for the nine month period ended September 30, 2009. The increase is primarily due to increases in the following areas: An increase in sales and marketing salaries and wages and selling expenses by $296,579 attributed to an increased focus on business development and product marketing efforts, and the addition of a customer service and support department. Administration salaries and wages were higher by $258,379; the increase is due to increased administration staff to support the transition and growth of the Company, the Company is also implementing a centralised enterprise resource planning system that will integrate the various internal and external resources of the Company, the implementation of the system requires additional resources. Plant related expenses were higher by $150,718 as a result of increased activity levels, consumables, equipment and maintenance costs. Investor relations expense increased by $13,384. There was an increase in facility costs of $66,392 related to increase in taxes, maintenance and insurance costs for the Canadian subsidiary's facilities. General and administration cost increased by $176,807 mainly attributed to increased finance and guarantee charges in connection with the Company's Line of Credit with a secured lender.

Research and development ("R&D") expenses for the nine month period ended September 30, 2010 decreased by $281,786 , or 36.4 percent to $491,469 from $773,255 for the nine month period ended September 30, 2009. ESW continues to aggressively pursue the verification of its locomotive and marine products, the certification of the Level I and Level II products are delayed, the decrease in the cost of research and development over the nine month period is due to the product development cycle being completed, ESW has received verification for its Therma Cat (TM) Active Level III Plus Diesel Particulate Filter on- and off-road products and also an expansion on the engine family size for the Therma Cat (TM) Active Level III Plus Diesel Particulate Filter off-road product. Additionally during the nine month period ended September 30, 2010 the Company received grant money amounting to $135,753 as compared to $94,356 for the nine month period ended September 30, 2009.

Officer's compensation and director's fees for the nine month period ended September 30, 2010 increased by $213,457 or 42.4 percent, to $717,082 from $503,625 for the nine month period ended September 30, 2009. The increase in fees is mainly due to the addition of one outside director in 2010, a wage increase for an officer of the company effective retroactive from January 2010, stock based compensation expense for the April 2010 stock options and the effect of exchange rate differences on Canadian Dollar contracts for officers of the Company.

Consulting and professional fees for the nine month period ended September 30, 2010 increased by $161,564 to $262,155 from $100,591 for the nine month period ended September 30, 2009. The increase is mainly attributed to an increase in legal fees related to the new demand revolving credit facility agreement with a Canadian chartered bank, an increase in audit fees for 2010 and ongoing fees related to Sarbanes-Oxley 404 consulting as well as consulting fees.

Foreign exchange loss for the nine month period ended September 30, 2010 was $38,991 as compared to a gain of $17,687 for the nine month period ended September 30, 2009. This is a result of the fluctuation in the exchange rate of the Canadian Dollar to the United States Dollar.

Depreciation and amortization expense for the nine month period ended September 30, 2010 decreased by $115,004, or 13.5 percent to $739,431 from $854,435 for the nine month period ended September 30, 2009.

Loss from operations for the nine month period ended September 30, 2010 decreased by $1,577,927, or 36.1 percent to $2,792,509 from $4,370,436 for the nine month period ended September 30, 2009. The decrease is mainly due to increased revenues in the current nine month period offset by an increase in costs.

Interest expense on long-term debt was $183,858 for the nine month period ended September 30, 2010 as compared to $620,518 for the nine month period ended September 30, 2009. Amortization of deferred costs amounted to $117,131 and Long Term Debt Accretion amounted to $768,981 for the nine month period ended September 30, 2010 as compared to $14,934 and $7,080 respectively for the nine month period ended September 30, 2009. As of September 30, 2010 the company has $0 of debt outstanding related to convertible debentures.

Effective March 25, 2010, the November 2008 and the August 2009 debenture holders agreed to convert all outstanding convertible debentures as per the terms of the respective debenture agreements. The early conversion of the debentures was a condition precedent to the Company's wholly owned subsidiary ESW Canada entering into a new credit facility with CIBC. The conversion of the November 2008 and the August 2009 debentures also triggered the mandatory conversion feature on the March 19, 2010 debentures. As part of the agreement to convert all existing convertible debentures the Company has paid a premium as an inducement to convert all debentures. The premium is payable to all converting debenture holders and was subject to a positive fairness opinion, approval by a Fairness Committee consisting of independent directors of the Company's Board of Directors and an increase in the share capital of the Company. The premium consists of 4,375,665 shares of Common Stock. As the Company did not have sufficient authorized shares as of the date of conversion of the debentures to fulfill the premium, the premium had been recorded as an advance share purchase agreement at fair market value $2,909,872 at March 31, 2010, the agreement is without interest, subordinated to the banks position and payable in a fixed number of common shares (4,375,665 shares) of the Company upon increase in the authorized share capital of the Company. Subsequently as of September 30, 2010 The Company has re-valued the advance share purchase agreement at fair market value $1,662,753 with a $1,247,119 gain recorded in the consolidated condensed statements of operations and comprehensive loss.

In summary, the fair value of the advanced share subscription is dependent on the market price of the Company's common stock, as the Company does not currently have sufficient available authorized common shares to fulfill this obligation. The advanced share subscription will be re-valued based on the market price of the Company's common stock at the end of each reporting period or until it is fulfilled by the issuance of authorized common shares. The resulting revaluations may either cause gains or losses on the consolidated condensed statement of operations and comprehensive income / (loss).

Interest on notes payable to related party amounted to $11,342 for the nine month period ended September 30, 2010 as compared to $0 for the nine month period ended September 30, 2009. On March 31, 2010 the Company repaid $500,000 principal and $11,342 in interest from the proceeds of the March 19, 2010 convertible debentures.

Loss on disposal of property, plant and equipment amounted to $8,777 for the nine month period ending September 30, 2010 and $0 for the same period in the previous year.

LIQUIDITY AND CAPITAL RESOURCES

ESW's principal sources of operating capital have been the proceeds from its various financing transactions; during the nine month period ended September 30, 2010, the Company used $5,022,751 of cash to sustain operating activities compared with $3,680,113 for the nine month period ended September 30, 2009. As of September 30, 2010 and December 31, 2009, the Company had cash and cash equivalents of $660,700 and $632,604 respectively.

Net cash used in operating activities for the nine month period ended September 30, 2010 amounted to $4,921,397. This amount was attributable to the net loss of $5,545,135, plus non cash expenses such as depreciation, amortization, interest and accretion on long term debt, inducement premium on conversion of debentures and others of $3,735,972, and a decrease in net operating assets and liabilities of $3,112,234. Net cash used in operating activities for the nine month period ended September 30, 2009 amounted to $3,680,113. This amount was attributable to the net loss of $5,012,211, plus non cash expenses such as depreciation, amortization, interest on long term debt and others of $1,573,567, and a decrease in net operating assets and liabilities of $241,469.

Net cash used in investing activities was $360,194 for the nine month period ended September 30, 2010 as compared to $139,736 for the nine month period ended September 30, 2009. The capital expenditures during the nine month period ended September 30, 2010 were primarily dedicated to production tooling.

Net cash provided by financing activities totalled $5,170,504 for the nine month period ended September 30, 2010 as compared to $2,459,499 provided by financing activities for the nine month period ended September 30, 2009. In the current period $3,000,000 was provided through issuance of convertible debentures, $3,405,232 was borrowed under ESW's CIBC credit facility and $723,431 was repaid to Royal Bank of Canada prior to closing the facility, $500,000 repayment of promissory note to related party and $11,297 repaid under capital lease obligation.

Based on ESW's current operating plan, management believes that at September 30, 2010 cash balances, anticipated cash flows from operating activities, and, the appropriate borrowings from other financing sources, such as the issuance of debt or equity securities will be sufficient to meet our working capital needs on a short-term basis. Overall, capital adequacy is monitored on an ongoing basis by our management and reviewed quarterly by the Board of Directors.

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

During the first three quarters of 2010 and in 2009 ESW did not produce sufficient cash from operations to support its expenditures; the March 19, 2010, $3 million offering of convertible debentures; the August 28, 2009 $1.6 million offering of convertible debentures; the November 3, 2008 $6.0 million offering of convertible debentures; along with continued borrowing on ESW's credit facility, a short term loan from a shareholder and director of the Company; and the exercise of outstanding options, afforded ESW the opportunity to support its operations and to execute its business plan. ESW's principal use of liquidity will be to provide working capital availability and to finance any further capital expenditures or tooling needed for production.

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

ESW does not anticipate having any major capital expenditures in 2010 related to the general operation of its business, however should the need arise for further tooling or equipment as a result of specific orders or the introduction of new product lines, ESW would evaluate the need and make provisions as necessary. ESW does not expect that total capital expenditures for 2010 will amount to more than $400,000.

As stated in the press release dated July 14th, 2010 Company's management and Board of Directors are presently doing the necessary due diligence of investigating the options to list on a big board stock exchange, in addition to the listing, the Company is also seeking to raise capital. This capital would be used to fund working capital needs and growth in revenues. However, such additional financing may not be available on acceptable terms to ESW. As the revenue of the Company grows, it is expected that profitability and cash flow will grow at a faster pace. This will also be largely dependent on the success of ESW's initiatives to streamline its infrastructure and drive its operational efficiencies across the Company.

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

ESW has 700,000 Class A special shares, authorized, issued and outstanding, recorded at $453,900 (based on the historical exchange rate at the time of issuance). The Class A special shares are issued by ESW's wholly-owned subsidiary BBL Technologies, Inc. ("BBL") without par value, and are redeemable on demand by the Holder of the shares which is a private Ontario Corporation at $700,000 Canadian (which translates to $680,272 USD at September 30, 2010). As the Class A special shares are issued by ESW's wholly-owned subsidiary BBL, the maximum value upon which ESW is liable is the net book value of BBL. At September 30, 2010 BBL had an accumulated deficit of $1,190,150 USD and therefore would be unable to redeem the Class A special shares at their ascribed value.

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

As part of the agreement to convert all existing convertible debentures the Company has paid a premium as an inducement to convert all debentures. The premium is payable to all converting debenture holders and was subject to a positive fairness opinion, approval by a Fairness Committee consisting of independent directors of the Company's Board of Directors and an increase in the share capital of the Company. The premium consists of 4,375,665 shares of Common Stock. As the Company does not have sufficient authorized shares as of the date of conversion of the debentures to fulfill the premium, the premium has been recorded as an advance share purchase agreement at fair market value $2,909,872 as at March 31 2010, the agreement is without interest, subordinated to the banks position and payable in a fixed number of common shares of the Company upon increase in the authorized share capital of the Company. Subsequently as of June 30, 2010 The Company has re-valued the advance share purchase agreement at fair market value $1,662,753 with a $1,247,119 gain recorded in the consolidated condensed statements of operations and comprehensive Income / (loss).

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

As at September 30, 2010 Convertible Debentures, corresponding accrued interest amounted to $0. As at December 31, 2009, Convertible Debentures amounted to $10,334,513 net of deferred costs of $36,506 and debt discount of $228,981 with corresponding accrued interest of $996,385.

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

In 2007, ESW's subsidiary, ESW Canada Inc., entered into a $2.5 Million revolving credit facility with RBC, to finance orders on hand. Effective September 2, 2008, the agreement was amended to extend the term of the Agreement through to June 30, 2009 and effective August 21, 2009, the term of the secured commercial loan agreement with RBC was extended through to April 30, 2010. The amended arrangement provided for a revolving facility available by way of a series of term loans of up to $750,000 to finance future production orders. The Credit Facility was guaranteed by the Company and its subsidiary ESW Canada through the pledge of their assets to RBC. The facility had been guaranteed to the bank under Export Development Canada ("EDC") pre-shipment financing program. Borrowings under the revolving credit agreement bear interest at 1.5% above the bank's prime rate of interest. Effective March 31, 2010, all borrowings under the RBC facility were repaid from the proceeds of the March 19, 2010 convertible debenture financing and the facility with RBC was closed. As at September 30, 2010, $0 was owed under the aforementioned facility. As at December 31, 2009, $713,037 was outstanding and due to RBC under the Credit Facility.

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

As at September 30, 2010, $3,428,066 was owed to CIBC under the facility.

ESW's ability to service its indebtedness, other obligations and commitments in cash will depend on its future performance, which will be affected by prevailing economic conditions, financial, business, regulatory and other factors. Certain of these factors are beyond ESW's control. ESW believes that, based upon its current business plan and anticipated capital raise it will be able to meet its debt service obligations when due. Significant assumptions underlie this belief, including, among other things, that ESW will be successful in implementing its business strategy, that some of ESW's new products that have received verification from the appropriate regulatory authorities will obtain customer and market acceptance, and that there will be no material adverse developments in ESW's business, liquidity or capital requirements. If ESW cannot generate sufficient cash flow from operations to service its indebtedness and to meet other obligations and commitments, ESW might be required to refinance or to dispose off assets to obtain funds for such purpose. There is no assurance that refinancing or asset dispositions or raising funds from sales of equity or otherwise could be effected on a timely basis or on satisfactory terms, In such circumstance, ESW would have to issue shares of its common stock as repayment of these obligations, which would be of a dilutive nature to ESW's present shareholders.

CONTRACTUAL OBLIGATIONS

LEASES

Effective November 24, 2004, the Company's wholly-owned subsidiary, ESW America Inc., entered into a lease agreement for approximately 40,220 square feet of leasehold space at 2 Bethlehem Pike Industrial Center, Montgomery Township, Pennsylvania. The leasehold space houses the Company's research and development facilities. The lease commenced on January 15, 2005 and expired January 31, 2010. Effective October 16, 2009, the Company's wholly-owned subsidiary, ESW America Inc., entered into a lease renewal agreement with Nappen & Associates for the leasehold property at Pennsylvania. There were no modifications to the original economic terms of the lease under the lease renewal agreement. Under the terms of the lease renewal, the lease term will now expire February 28, 2013.

                                      -10

Effective December 20, 2004, the Company's wholly-owned subsidiary, ESW Canada Inc., entered into an offer to lease agreement for approximately 50,000 square feet of leasehold space in Concord, Ontario, Canada. The leasehold space houses the Company's executive offices and a high volume manufacturing plant. The possession of the leasehold space took place on May 24, 2005 and the term of the lease has been extended to September 30, 2010. ESW Canada Inc. has renewed its lease agreement at the current property for an additional five year term. The renewed lease period commenced on October 1, 2010 and ends on September 30, 2015.

The following is a summary of the minimum annual lease payments, for both leases.

                                  YEAR

                         2010              $112,862
                         2011               451,447
                         2012               451,447
                         2013               303,080
                         2014               280,292
                         2015               210,219
                                         ----------
                                         $1,809,347
                                         ==========

LEGAL MATTERS

From time to time, the Company may be involved in a variety of claims, suits, investigations and proceedings arising from the ordinary course of our business, breach of contract claims, labor and employment claims, tax and other matters. Although claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, ESW believes that the resolution of current pending matters will not have a material adverse effect on its business, consolidated condensed financial position, results of operations or cash flows. Regardless of the outcome, litigation can have an adverse impact on ESW because of legal costs, diversion of management resources and other factors. In addition, it is possible that an unfavourable resolution of one or more such proceedings could in the future materially and adversely affect ESW's consolidated condensed financial position, results of operations or cash flows in a particular period.

CAPITAL LEASE OBLIGATION

The Company is committed to the following lease payments in connection with the acquisition of equipment under capital leases:

                                    YEAR

                                         2010          $ 3,190
                                         2011            4,073
                                         2012              973
                                                       -------
                                         TOTAL           8,236

             Less imputed interest                        (954)
                                                       -------
             Total obligation under capital lease        7,282

             Less current portion                      ( 1,920)
                                                       -------
             TOTAL LONG-TERM PORTION                   $ 5,362
                                                       =======

The Company incurred $1,778 and $5,599 of interest expense on capital lease obligation for the nine month periods ended September 30, 2010 and 2009, respectively, and $829 and $2,437 for the three month periods ended September 30, 2010 and 2009, respectively.

NEW ACCOUNTING PRONOUNCEMENTS

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU" or "Update") issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements (ASU 2010-06) (codified within ASC 820 Fair Value Measurements and Disclosures). ASU 2010-06 improves disclosures originally required under SFAS No. 157. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2009, and for interim periods within those years. The adoption of the guidance did not have a material effect on the Company's consolidated condensed financial position, results of operations, cash flows or related disclosures.

In December 2009, the FASB issued ASU 2009-16, - Transfers and Servicing (Topic
860) - Accounting for Transfers of Financial Assets ("ASU 2009-16). ASU 2009-16 amends the accounting for transfers of financials assets and will require more information about transfers of financial assets, including securitizations, and where entities have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 is effective at the start of a reporting entity's first fiscal year beginning after November 15, 2009, with early adoption not permitted. The adoption of the guidance did not have a material effect on the Company's consolidated condensed financial position, results of operations, cash flows or related disclosures.

In October 2009, the FASB issued ASU 2009-15, - Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing ("ASU 2009-15"). ASU 2009-15 amends the accounting and reporting guidance for debt (and certain preferred stock) with specific conversion features or other options. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009. The adoption of the guidance did not have a material effect on the Company's consolidated condensed financial position, results of operations, cash flows or related disclosures.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In August 2010, ASU No.2010-22 - Accounting for Various Topics. This update amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics. The Company is assessing the potential effect this guidance will have on its condensed consolidated financial statements.

In August 2010, the FASB issued ASU No.2010-21 - Accounting for Technical Amendments to Various SEC Rules and Schedules. This update amends various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. The Company is assessing the potential effect this guidance will have on its condensed consolidated financial statements.

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

In October 2009, the FASB issued ASU No. 2009-13, - Multiple Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force (ASU 2009-13) (codified within ASC Topic 605). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently assessing the impact of ASU 2009-13on its consolidated condensed financial position, results of operations and cash flows.

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

FOREIGN CURRENCY TRANSACTIONS

The results of operations and the financial position of ESW's operations in Canada is principally measured in Canadian currency and translated into U.S. dollars. The future effects of foreign currency fluctuations between U.S. dollars and Canadian dollars will be somewhat mitigated by the fact that certain expenses will be generally incurred in the same currency in which revenues will be generated. The future reported income of ESW's Canadian subsidiary would be higher or lower depending on a weakening or strengthening of the U.S. dollar against the Canadian currency. During the first three quarters of 2010, the Company experienced a net loss on foreign exchange due the fluctuation of the U.S. dollar against the Canadian dollar.

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

FOREIGN EXCHANGE RISK

ESW's foreign subsidiaries conduct their businesses in local currency predominantly the Canadian Dollar. ESW's exposure to foreign currency transaction gains and losses is the result of certain net receivables due from its foreign subsidiaries. ESW's exposure to foreign currency translation gains and losses also arises from the translation of the assets and liabilities of its subsidiaries to U.S. dollars during consolidation. ESW recognized a translation loss of $4,028 for the nine month period ended September 30, 2010 as compared to a gain of $240,234 for the nine month period ended September 30, 2009 reported as comprehensive loss in the Consolidated Condensed Statements of Changes in Stockholders' Equity (Deficit), ESW recognized a translation loss of $38,991 for the nine month period ended September 30, 2010 as compared to a gain of $17,687 for the nine month period ended September 30, 2009 reported as Foreign exchange
(gain) / loss in the Consolidated Condensed Statements of Operations And Comprehensive Income / (Loss) primarily as a result of exchange rate differences between the U.S. dollar and the Canadian Dollar.

ESW's strategy for management of currency risk relies primarily upon conducting its operations in the countries' respective currency and ESW may, from time to time, engage in hedging intended to reduce its exposure to currency fluctuations. At September 30, 2010, ESW had no outstanding forward exchange contracts.

INTEREST RATE RISK

ESW invests in highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase. These investments are fixed rate investments. Investments in fixed rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. However due to the limited amount of investment in such securities and their terms restricted to three months or less, ESW does not expect the impact on these investments to be material. At September 30, 2010 and 2009, ESW had no investments.

The interest payable on one of ESW`s subsidiaries bank loan is based on variable interest rates and therefore affected by changes in market interest rates. At September 30, 2010 and 2009, $3,428,066 and $713,037 respectively was owed under the facility, there was no significant changes in market risk exposure during the three months ended September 30, 2010.

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

ITEM 5. OTHER INFORMATION

Effective October 14, 2010, the Company's Board of Directors ratified certain corporate action approved by the written consent of a majority of the Company's shareholders pursuant to a Definitive Information Statement on Schedule 14C that the Company filed with the Securities and Exchange Commission on September 3, 2010 (the "Definitive Information Statement") and distributed to shareholders of record.

      Five (5) directors who were nominated to stand for re-election, Messrs. Elbert O. Hand, Nitin Amersey, John Dunlap, III, David Johnson and Bengt Odner were re-elected as directors of the Company. Messrs. Michael Albanese and Joey Schwartz who previously served as board members were not nominated and did not stand for re-election and have no disputes or disagreements with the Company.

      The Board of Directors ratified an amendment to the Company's articles of incorporation whereby the Company will proceed to file an amendment to its articles of incorporation increasing its authorized shares of Common Stock, par value $0.001 from 125,000,000 to 250,000,000 shares.

      The Company's 2010 Stock Incentive Plan capitalized at 5,000,000 shares of Common Stock was ratified and adopted by the Board of Directors.

      The firm of MSCM LLP was ratified to serve as the Company's independent auditors for the Fiscal Year ending December 31, 2010.

Effective November 1, 2010, the Company's Board of Directors unanimously elected Peter Bloch to serve as a member of the Board of Directors. At the present time Mr. Bloch has not been nominated to serve on any of the Company's committees. Mr. Bloch is currently providing the Company consulting services related to finance and general business with annual compensation less than $120,000 to date.

On November 8, 2010, the Company's wholly owned subsidiary ESW Canada, Inc. received a waiver of certain financial covenants under its Credit Agreement dated March 10, 2010 (the "Credit Agreement") from its commercial lender. Without the waiver, the Company's subsidiary would not be in compliance with the Current Ratio and Effective Tangible Net Worth covenants as set forth in the Credit Agreement. The waiver as provided by the commercial lender is through November 19, 2010. In the event the Company and its subsidiary ESW Canada fail to comply with the terms of the waiver and meet the current ratio and effective tangible net worth covenants prior to the end of the waiver period, same will constitute an event of default as set forth in the credit agreement unless a further waiver or modification to the credit agreement can be obtained.

Effective November 8, 2010, the Company has closed on its first tranche of equity financing in the amount of $300,000 from a sophisticated investor. The terms of the financing are: to raise an amount up to $5,000,000. Securities are in the form of shares of the Company's common stock, par value $0.001 (the "Common Stock") at $0.40 per share plus for each share of Common Stock subscribed to under the Offering the Investor will receive one (1) warrant exercisable for one (1) share of Common Stock exercisable for two (2) years (the "Investor Warrant"). If an Investor Warrant is exercised within the first year of issuance, the exercise price will be $0.55; if an Investor Warrant is exercised between the first and second years from issuance, the exercise price will be $0.65. All Investor Warrants as issued will be subject to adjustment in all respects in the event of a stock split or similar adjustment by the Company.

ITEM 6. EXHIBITS

EXHIBITS:

 3.6  Articles Of Incorporation on the Company, as amended October 21, 2010.

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

DATED: November 15th, 2010
Concord, Ontario Canada

                                       ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.

                                       BY: /S/ DAVID J. JOHNSON
                                           -------------------------------------
                                           DAVID J. JOHNSON
                                           CHIEF EXECUTIVE OFFICER AND PRESIDENT

                                           /S/ PRAVEEN NAIR
                                           -------------------------------------
                                           PRAVEEN NAIR
                                           CHIEF ACCOUNTING OFFICER