Form 10-Q/A
period 2010-09-30
ENVIRONMENTAL SOLUTIONS WORLDWIDE INC
filed 2011-03-31
CIK 1082278

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

--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

The Registrant is filing this Amendment No. 1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010 ("Form 10-Q/A").

The Registrant re-evaluated its accounting for the Convertible Debentures issued March 19, 2010. The Debentures included a Share Subscription Agreement, which contains an exchange feature and is restating its consolidated condensed financial statements for the fiscal period ended September 30, 2010 to make the following changes: (i) restate the consolidated condensed financial statements;
(ii) revise the Results of Operations sections in Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations; and
(iii) revise Note 1, Note 2, Note10 Note 11 and Note 18 to the unaudited interim consolidated financial statements.

Pursuant to the rules of the Securities Exchange Act of 1934, as amended (the "Exchange Act") Rule 12b-25, the Registrant has also amended the Form 10-Q to provide currently-dated certifications from the Registrant's executive chairman and chief financial officer, as required by Exchange Act Rule 13a-14(a) or Rule 15d-14(a), as adopted under Section 302 of the Sarbanes-Oxley Act of 2002, and
Section 1350 of Title 18 of the United States Code, as adopted under Section 906 of the Sarbanes-Oxley Act of 2002.

Except for the items mentioned above, this Amendment No. 1 does not amend the Registrant's previously filed Form 10-Q, nor does it modify or update those disclosures affected by subsequent events or discoveries. It also does not affect information contained in the 10-Q which was not impacted by these restatements.

This Amendment No. 1 should be read in conjunction with the Registrant's filings made with the Securities and Exchange Commission subsequent to the filing of the previously filed Form 10-Q filing, including any amendments to those filings.

FORM 10-Q

                    ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.

                               TABLE OF CONTENTS

                                                                          PAGE #

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

             Consolidated Condensed Balance Sheets as of                      F2
             September 30, 2010 (unaudited) and December 31, 2009

             Consolidated Condensed Statements of Operations and              F3
             Comprehensive Loss for the Nine and Three Month Periods
             Ended September 30, 2010 and 2009 (unaudited)

             Consolidated Condensed Statements of Changes in Stockholders'    F4
             Equity (Deficit) and Comprehensive Income for the Nine Months Ended September 30, 2010 (unaudited)

             Consolidated Condensed Statements of Cash Flows                  F5
             for the Nine Months Ended September 30, 2010 and 2009
             (unaudited)

             Notes  to  Consolidated  Condensed Financial Statements      F6-F33
             (unaudited)

Item 2. Management's Discussion And Analysis Of Financial                      3
Condition And Results Of Operations

Item 3. Quantitative and Qualitative Disclosures About Market Risk.           24

Item 4. Controls And Procedures                                               25

                           PART II. OTHER INFORMATION

ITEM 1A. RISK FACTORS                                                         26

ITEM 5. OTHER INFORMATION.                                                    26

ITEM 6. EXHIBITS.                                                             27


                                ENVIRONMENTAL SOLUTIONS WORLDWIDE INC.
                                 CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                     (UNAUDITED)
                                                                 (RESTATED, NOTE 1)
                                                                     SEPTEMBER 30,    DECEMBER 31,
                                                                          2010            2009
                                                                     ------------    ------------
ASSETS

Current Assets
      Cash and cash equivalents (Note 4)                             $    660,700    $    632,604
      Accounts receivable, net of allowance
          for doubtful accounts of $9,606 (2009 - $6,637) (Note 2)      1,874,936       1,118,929
      Inventory (Note 5)                                                4,317,890       1,508,414
      Prepaid expenses and sundry assets                                  521,564         213,484
                                                                     ------------    ------------
          Total current assets                                          7,375,090       3,473,431

Property, plant and equipment under construction (Note 6)                 224,538         138,800

Property, plant and equipment, net of accumulated
      depreciation of $5,463,460
      (2009 - $4,663,281) (Note 6)                                      2,037,924       2,687,105

Internal use software under development (Note 2)                          104,304              --

Patents and trademarks, net of accumulated
      amortization of $2,061,582
      (2009 - $1,901,501) (Note 2)                                         69,412         229,347
                                                                     ------------    ------------
                                                                     $  9,811,268    $  6,528,683
                                                                     ============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)

Current Liabilities
      Bank loan (Note 8)                                             $  3,428,066    $    713,037
      Accounts payable                                                  1,876,667       1,126,680
      Accrued liabilities                                                 466,140       1,311,518
      Advance share subscription (Note 10)                              1,662,753              --
      Exchange feature liability (Note 10)                                360,000              --
      Notes payable to related party (Note 7)                                  --         500,000
      Customer deposits                                                    23,794           9,857
      Redeemable class A special shares (Note 9)                          453,900         453,900
      Current portion of capital lease obligation (Note 15)                 1,920           8,857
                                                                     ------------    ------------
          Total current liabilities                                     8,273,240       4,123,849
                                                                     ------------    ------------
Long-term Liabilities
      Convertible debentures net of deferred costs
          of $0 (2009 - $36,506)
          and debt discount of $0 (2009 - $228,981) (Note 10)                  --      10,334,513
      Capital lease obligation (Note 15)                                    5,362          10,861
                                                                     ------------    ------------
          Total long-term liabilities                                       5,362      10,345,374
                                                                     ------------    ------------
          Total liabilities                                             8,278,602      14,469,223
                                                                     ------------    ------------
Commitments and Contingencies (Note 15)

Stockholders' Equity / (Deficit) (Note 12) (Note 13)
      Common stock, $0.001 par value, 125,000,000
          shares authorized; 123,588,099 shares
          issued and outstanding (December 31,2009 - 73,823,851)          123,586          73,822
      Additional paid-in capital                                       41,416,240      26,083,635
      Accumulated other comprehensive income                              421,355         425,383
      Accumulated deficit                                             (40,428,515)    (34,523,380)
                                                                     ------------    ------------
          Total stockholders' equity / (deficit)                        1,532,666      (7,940,540)
                                                                     ------------    ------------
                                                                     $  9,811,268    $  6,528,683
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
                                                   (UNAUDITED)

                                                            NINE MONTH PERIOD             THREE MONTH PERIOD
                                                           ENDED SEPTEMBER 30,            ENDED SEPTEMBER 30,
                                                         2010             2009          2010             2009
                                                      (RESTATED,                      (RESTATED,
                                                        NOTE 1)                         NOTE 1)
                                                    -------------   -------------   -------------   -------------
Revenue
      Net sales                                     $   8,328,204   $     903,670   $   2,480,478   $     448,984

Cost of sales                                           5,412,679         563,240       1,637,251         321,281
                                                    -------------   -------------   -------------   -------------
Gross profit                                            2,915,525         340,430         843,227         127,703
                                                    -------------   -------------   -------------   -------------
Operating expenses
      Marketing, office and general costs               3,458,906       2,496,647       1,264,242         839,291
      Research and development costs                      491,469         773,255         207,169         127,001
      Officers' compensation and directors' fees          717,082         503,625         240,678         171,234
      Consulting and professional fees                    262,155         100,591         117,055          38,459
      Foreign exchange loss / (gain)                       38,991         (17,687)        (10,203)          5,778
      Depreciation and amortization                       739,431         854,435         249,023         306,794
                                                    -------------   -------------   -------------   -------------
                                                        5,708,034       4,710,866       2,067,964       1,488,557
                                                    -------------   -------------   -------------   -------------
Loss from operations                                   (2,792,509)     (4,370,436)     (1,224,737)     (1,360,854)

Interest on long-term debt                               (183,858)       (620,518)           --          (215,518)
Amortization of deferred costs                           (117,131)        (14,934)           --            (4,977)
Long-term debt accretion                                 (768,981)         (7,080)           --            (7,080)
Inducement premium                                     (2,909,872)           --              --              --
Mark to market adjustment on advance
    share subscription                                  1,247,119            --           525,080            --
Change in fair value of exchange feature liability       (360,000)           --          (360,000)           --
Interest on notes payable to related party                (11,342)           --              --              --
(Loss) / gain on disposal of property,
    plant and equipment                                    (8,777)           --                14            --
Interest income                                               216             757            --                18
                                                    -------------   -------------   -------------   -------------
Net loss                                               (5,905,135)     (5,012,211)     (1,059,643)     (1,588,411)
                                                    -------------   -------------   -------------   -------------
Other comprehensive (loss) / income:
      Foreign currency translation of
      Canadian subsidiaries                                (4,028)        240,234          34,155         127,672
                                                    -------------   -------------   -------------   -------------
Net comprehensive loss                              $  (5,909,163)  $  (4,771,977)  $  (1,025,488)  $  (1,460,739)
                                                    =============   =============   =============   =============
Net loss per share (basic and diluted) (Note16)     $       (0.05)  $       (0.07)  $       (0.01)  $       (0.02)
                                                    =============   =============   =============   =============
Weighted average number of shares outstanding
  (basic and diluted) (Note16)                        108,458,309      73,006,724     123,588,099      73,039,236
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

                                                                                 Accumulated
                                                                    Additional       Other       Accumulated
                                              Common Stock           Paid-In    Comprehensive       Deficit         Total
                                          Shares         Amount      Capital        Income        (RESTATED,     (RESTATED,
                                                                                                    Note 1)        Note 1)
                                       ------------  ------------  ------------  ------------   -------------   ------------
January 1, 2010                         73,823,851  $     73,822  $ 26,083,635  $    425,383   $ (34,523,380)  $ (7,940,540)

Net loss                                      --            --            --            --        (5,905,135)    (5,905,135)

Stock-based compensation                      --            --          62,126          --              --           62,126

Common stock issued on
  conversion of debentures              49,764,248        49,764    14,730,479          --              --       14,780,243

Fair value of convertible debentures          --            --         540,000          --              --          540,000

Foreign currency translation
  of Canadian subsidiaries                    --            --            --          (4,028)           --           (4,028)
                                      ------------  ------------  ------------  ------------   -------------   ------------
September 30, 2010                     123,588,099  $    123,586  $ 41,416,240  $    421,355   $ (40,428,515)  $  1,532,666
                                      ============  ============  ============  ============   =============   ============

                       The accompanying notes are an integral part of these consolidated condensed financial statements.


                                                             F4



                           ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                        FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30,
                                         (UNAUDITED)

                                                                      2010            2009

                                                                   (RESTATED,
                                                                     NOTE 1)
                                                                  ------------   ------------
Net loss                                                          $ (5,905,135)  $ (5,012,211)
                                                                  ------------   ------------

Adjustments to reconcile net loss to net cash
         used in operating activities:
         Depreciation of property, plant and equipment                 832,142        767,693
         Amortization of patents and trademarks                        159,946        159,583
         Provision for doubtful accounts                                 9,541          1,901
         Interest on long-term debt                                    183,858        620,518
         Change in fair value of exchange feature liability            360,000           --
         Interest on notes to related party                             11,342           --
         Amortization of deferred costs                                 36,506         14,934
         Long-term debt accretion                                      768,981          7,080
         Inducement premium on conversion of debentures              2,909,872           --
         Mark to market adjustment on advance share subscription    (1,247,119)          --
         Loss on disposal of property, plant and equipment               8,777          1,858
         Stock-based compensation                                       62,126           --
                                                                  ------------   ------------
                                                                     4,095,972      1,573,567
                                                                  ------------   ------------
Increase (decrease) in cash flows from operating
         activities resulting from changes in:
         Accounts receivable                                          (778,662)      (701,428)
         Inventory                                                  (2,909,880)      (287,330)
         Prepaid expenses and sundry assets                           (102,990)        63,000
         Accounts payable and accrued liabilities                      665,361        185,032
         Customer deposits                                              13,937        499,257
                                                                  ------------   ------------
                                                                    (3,112,233)      (241,469)
                                                                  ------------   ------------
Net cash used in operating activities                               (4,921,397)    (3,680,113)
                                                                  ------------   ------------
Investing activities:
         Proceeds from sale of property, plant and equipment               699            305
         Acquisition of property, plant and equipment                 (173,866)      (138,933)
         Internal use software under development                      (104,304)          --
         Property, plant and equipment under construction              (82,723)          --
         Increase in patents and trademarks                               --           (1,108)
                                                                  ------------   ------------
Net cash used in investing activities                                 (360,194)      (139,736)
                                                                  ------------   ------------
Financing activities:
         Convertible debentures placement                            3,000,000      1,600,000
         Bank loan                                                   3,405,232        623,318
         Repayment of bank loan                                       (723,431)      (180,270)
         Repayment of notes payable to related party                  (500,000)          --
         Issuance of common stock                                         --          425,000
         Repayment of capital lease obligation                         (11,297)        (8,549)
                                                                  ------------   ------------
Net cash provided by financing activities                            5,170,504      2,459,499
                                                                  ------------   ------------
Net decrease in cash and equivalents                                  (111,087)    (1,360,350)

Foreign exchange loss (gain) on foreign operations                     139,183         (8,617)

Cash and cash equivalents, beginning of period                         632,604      2,247,623
                                                                  ------------   ------------
Cash and cash equivalents, end of period                          $    660,700   $    878,656
                                                                  ============   ============
Supplemental disclosures:
Cash interest paid                                                $     13,157   $      3,131
                                                                  ============   ============
Other non-cash conversion of debentures and related interest      $ 14,780,243   $       --
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

Subsequent to the issuance of the September 30, 2010 consolidated condensed interim financial statements, the Company determined that it had incorrectly reported the Convertible Debentures issued March 19, 2010. The consolidated condensed balance sheet as of September 30, 2010 and consolidated condensed statement of operations for the three and nine months ended September 30, 2010 included herein were restated to reflect the effect of an exchange feature included in the terms of the Share Subscription Agreement for $3,000,000 of Convertible Debentures issued on March 19, 2010 ("2010 Debentures") and fully converted into 6,000,000 shares of common stock on March 25, 2010.

The Debentures included a Share Subscription Agreement, which contains an exchange feature and should have been recorded as a liability. As part of the Company's re-evaluation of the exchange feature in the Share Subscription Agreement, the Company considered the changes in the fair value of the liability at each reporting date subsequent to the date the agreement was entered into (March 19, 2010) based on changes in the closing price of the Company shares of common stock and changes in probability assumptions with respect to the likelihood of requiring additional finance.

                                       F6

The adjustments identified in connection with the exchange feature in the Share Subscription Agreement is accounted for as a liability and results in a increase in additional net loss of $360,000 and the recognition of a Exchange feature liability of $360,000 as of September 30,2010 in the Consolidated Condensed Balance Sheet as of September 30, 2010. The full amount of this liability was classified as a current liability as the exchange feature in the Share Subscription Agreement is valid through March 18, 2011. The expense related to the liability is included under Other income (expense), as change in fair value of exchange feature liability in the Consolidated Condensed Statement of Operations for the nine and three months period ended September 30, 2010

Refer to Note 19 for the effects of the restatement on each financial statement line item.

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

                                       F7

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

                                       F8

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

                                       F9

The advance share subscription and the exchange feature are classified as liabilities and periodically marked to market. The fair value of the advance share subscription obligation and the exchange feature liability is determined by the cash settlement value at the end of each period based on the closing price of the Company's common stock and might be adversely affected by a change in the price of the Company's common stock. Per FAS 157 framework these are considered Level 1 inputs.

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

                                      F10

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


                                      F11

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

                                      F12

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

                                      F13

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

                                      F14

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


                                      F15

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

The Share Subscription Agreement for the 2010 Debentures contains an exchange feature. The exchange feature provides that if within twelve months from March 19, 2010, the Company enters into or closes another financing or other transaction (which for securities law purposes would be integrable with the offer and sale of the Securities) on terms and conditions more favourable to another purchaser, the terms and conditions of the 2010 Debentures shall be adjusted to reflect the more favourable terms. The exchange feature was determined by the Company to be freestanding financial instrument and also to be a liability within the scope of ASC 480 Distinguishing Liabilities from Equity since there is an inverse relationship between the stock price of the Company and the Company's obligation. On September 30, 2010, the Company re-evaluated the fair value of the exchange feature and determined that the probability of closing another financing by March 18, 2011 was approximately 50% and the conversion price of the 2010 Debentures would be reset, if there was another financing, since the closing price of Company's shares of common stock on September 30, 2010 was less than the conversion price. On September 30, 2010 a liability of $360,000 was recorded for the exchange feature in these restated consolidated condensed financial statements.

                                      F16

Debentures issued by the Company are summarised as follows:


                                                                                                  TOTAL                TOTAL
                                      2008 DEBENTURE   2009 DEBENTURE    2010 DEBENTURE       MARCH 31, 2010      DECEMBER 31, 2009
                                      --------------   --------------    --------------      ---------------      -----------------
 Face value of convertible debenture     $ 9,000,000      $ 1,600,000       $ 3,000,000         $ 13,600,000         $ 10,600,000
 Less: Beneficial conversion feature              --         (256,000)         (540,000)            (796,000)            (256,000
       Deferred costs                        (59,738)              --           (80,625)            (140,363)             (59,738
                                      ---------------  --------------    ---------------     ---------------       --------------)
 Book value upon issuance                  8,940,262        1,344,000         2,379,375           12,663,637           10,284,262)
 Accretion of the debt discount                   --          256,000           540,000              796,000               27,019
 Amortization of deferred costs               59,738               --            80,625              140,363               23,232
                                      ---------------  --------------    ----------------    ---------------       --------------
 CARRYING VALUE                            9,000,000        1,600,000         3,000,000           13,600,000         $ 10,334,513
                                                                                                                   ==============
 CONVERSION (MARCH 25,2010)               (9,000,000)      (1,600,000)       (3,000,000)         (13,600,000)
                                      ---------------  --------------    ----------------    ---------------
 CARRYING VALUE (SEPTEMBER 30,2010)      $         0      $         0       $         0         $          0
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


                                      F17

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

                                      F18

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


                                      F19

                                           LOSS CARRY
                                         FORWARD FOREIGN
                             YEAR           OPERATIONS
                             ----           ----------
                             2003           $    5,343
                             2004                5,942
                             2005                    2
                             2006              561,306
                             2007                7,060
                             2008            3,671,089
                             2009            2,977,360
                             2010              914,458
                             ----           ----------
                             Total          $8,142,560
                                            ==========

                                                  For the nine month period ended September 30,
                                                               2010            2009
                                                           ---------------------------
Statutory tax rate:
  U.S.                                                            35.0%           35.0%
  Foreign                                                         33.0%           33.5%

Loss before income taxes:
  U.S.                                                     $(4,753,546)    $(3,089,746)
  Foreign                                                   (1,151,589)     (1,922,465)
                                                           ----------------------------
                                                            (5,905,135)     (5,012,211)
                                                           ---------------------------
Expected income tax recovery                                (2,043,765)     (1,725,437)

Differences in income tax resulting from:
  Depreciation (Foreign operations)                             48,134          23,124
  Inducement premium on conversion of Debentures             1,018,455              --
  Change in fair value of exchange feature liability           126,000               --
  Interest on long-term debt                                    64,350         217,181
  Stock based compensation                                      21,744              --
  Mark to market adjustment on advance share subscription     (436,492)             --
  Long-term debt accretion                                     269,143              --
                                                           ---------------------------
                                                              (932,431)     (1,485,132)
Benefit of losses not recognized                               932,431       1,485,132
                                                           ---------------------------
Income tax provision (recovery) per financial statements   $        --     $        --
                                                           ===========================



Deferred income tax assets and liabilities consist of the following difference:


                                                     As at September 30,
                                                    2010            2009
                                                ---------------------------
Assets
  Property, plant and equipment - Tax Basis
        (Foreign operations only)               $ 1,197,146     $ 1,410,069

  Property, plant and equipment - Book Value
         (Foreign operations only)                 (766,967)     (1,130,916)
                                                ---------------------------
  Net Property, plant and equipment                 430,179         279,153
  Tax loss carry forwards                        34,473,429      29,915,933
                                                ---------------------------
Net temporary differences                        34,903,608      30,195,086

Statutory tax rate:
  U.S.                                                 35.0%           35.0%
  Foreign                                              25.0%           33.5%

Deferred income tax assets                       12,010,394      10,467,726
  Valuation allowance                           (12,010,394)    (10,467,726)
                                                ---------------------------
  Carrying Value                                $        --     $        --
                                                ===========================

                                      F20

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

                                      F21

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

                                      F22

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

                                      F23

At September 30, 2010, the Company had 1,375,000 outstanding options that were exercisable.

Warrants issued in connection with various private placements of equity securities, are treated as a cost of capital and no income statement recognition is required. A summary of warrant transactions is as follows:

                                                         WEIGHTED AVERAGE
 DETAILS                                          WARRANT SHARES  EXERCISE PRICE
 -------------------------------------------------------------------------------
 Outstanding, January 1, 2008                        3,272,500        $ 1.28
 Granted                                                    --            --
 Exercised                                                  --            --
 Expired                                            (3,272,500)       $(1.28)
 -------------------------------------------------------------------------------
 Outstanding, September 30, 2010 and December 31, 2009       --            --
 ===============================================================================



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

                                      F24

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

                                      F25

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

                                      F26

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

                                       F27

NOTE 17 - COMPARATIVE FIGURES

Certain 2009 figures have been reclassified to conform to the current financial statement presentation.

NOTE 18 - SUBSEQUENT EVENTS

FINANCE

Effective November 9, 2010, the Company closed on its first tranche of equity financing in the amount of $300,000 from a sophisticated investor. The terms of the financing are: to raise an amount up to $5,000,000. Securities are in the form of shares of the Company's common stock, par value $0.001 (the "Common Stock") at $0.40 per share plus for each share of Common Stock subscribed to under the Offering the Investor will receive one (1) warrant exercisable for one
(1) share of Common Stock exercisable for two (2) years (the "Investor Warrant"). If an Investor Warrant is exercised within the first year of issuance, the exercise price will be $0.55; if an Investor Warrant is exercised between the first and second years from issuance, the exercise price will be $0.65. All Investor Warrants as issued will be subject to adjustment in all respects in the event of a stock split or similar adjustment by the Company.

Effective November 30, 2010 the Company issued an aggregate of 4,375,668 restricted shares of common stock to thirteen (13) prior debenture holders in connection with the early conversion of their debentures on March 25, 2010. As part of the agreement to convert all existing convertible debentures (issued November 2008, August 2009 and March 2010, the Company had proposed an inducement premium on the conversion transaction payable to all converting debenture holders subject to a positive Fairness Opinion, approval by a Fairness Committee consisting of independent Directors of the Company's Board of Directors and an increase in the share capital of the Company all of which have subsequently occurred. The premium consisted of 4,375,668 shares of restricted common stock.

Effective December 8, 2010 the Company completed the second traunch of a unit offering. The unit offering is for up to $5 million. Each unit is offered at a price of $0.40 and is comprised of one (1) share of the Company's common stock and one (1) two year warrant exercisable for one (1) share of common stock (the "Unit Offering" or "Offering"). Each warrant is exercisable in the first year following issuance at an exercise price of $0.55 per share and thereafter if the warrant has not been exercised in the first year the warrant may be exercisable in the second year following issuance for $0.65 per share. In connection with the second traunch under the Offering, the Company received a gross amount before fees and expenses of $300,000 and in turn is issuing a total of 750,000 restricted shares of its common stock and a Warrant to acquire an additional 750,000 shares of common stock to an accredited investor. The Company has received an aggregate gross amount of $600,000 in the Unit Offering to date. The Offering provides for favored nations for the investor in the event the Company undertakes an offering at more favorable terms as well as registration rights whereby the Company will use its best efforts to file a registration statement for the shares of common stock and the shares of common stock underlying the Warrants within thirty (30) days of the completion of the Offering.

                                       F28

AMENDED BYLAWS AND CORPORATE MATTERS

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

The Board of Directors ratified an amendment to the Company's articles of incorporation whereby the Company filed an amendment to its articles of incorporation increasing its authorized shares of Common Stock, par value $0.001 from 125,000,000 to 250,000,000 shares.

The Company's 2010 Stock Incentive Plan capitalized at 5,000,000 shares of Common Stock was ratified and adopted by the Board of Directors.

Effective January 25, 2011 by written action and vote of Sedam Limited, Bengt Odner, Black Family 1997 Trust, Leon D. Black, Leon D. Black Trust UAD 11/30/92 FBO Joshua Black, Leon D. Black Trust UAD 11/30/92 FBO Benjamin Black, Leon D. Black Trust UAD 11/30/92 FBO Alexander Black, Leon D. Black Trust UAD 11/30/92 FBO Victoria Black, John Hannan, Orchard Investments LLC and Richard Ressler (the "Majority Shareholders") representing 66,134,887 shares of the Company's common stock, a majority or 51.08% of the outstanding shares based upon the Company's certified list of shareholders, pursuant to Title XXXVI, Chapter 607,
Section 607.0704 of the Florida Statutes and the Company's Bylaws, Article II
Section 5 of the Company's Bylaws was amended so that the Company shall have a minimum of one (1) director but no more than eleven (11) directors. The amendment to the Bylaws increases the maximum number of directors the Company is permitted from seven (7) to eleven (11).

WAIVER OF LOAN COVENANTS

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


                                       F29

On November 26, 2010, the Company's wholly owned subsidiary ESW Canada, Inc. received a second waiver of certain financial covenants under its Credit Agreement dated March 10, 2010 (the "Credit Agreement") from its commercial lender. Without the waiver, the Company's subsidiary would not be in compliance with the Current Ratio and Effective Tangible Net Worth covenants as set forth in the Credit Agreement. The second waiver as provided by the commercial lender is through December 24, 2010. In the event the Company and its subsidiary ESW Canada fail to comply with the terms of the waiver prior to the end of the waiver period, same will constitute an event of default as set forth in the Credit Agreement unless a further waiver or modification to the Credit Agreement can be obtained.

Effective December 23, 2010, the Company's wholly owned subsidiary ESW Canada, Inc. received a third waiver of certain financial covenants under its Credit Agreement dated March 10, 2010 (the "Credit Agreement") from its commercial lender. Without the waiver, the Company's subsidiary would not be in compliance with the Current Ratio and Effective Tangible Net Worth covenants as set forth in the Credit Agreement. The third waiver provided by the commercial lender is through January 31, 2011 and also provides for a fee payable to the lender or the extension, as well as a reduction in the maximum security Margin Deficit under the Credit Facility (by either reducing borrowing or increasing Borrowing
Base) and an increase in the interest rate on the Company's Operating Loan under the Credit Agreement to the Canadian Imperial Bank of Commerce prime plus 4.50% effective January 1, 2011. In the event the Company and its subsidiary ESW Canada fail to comply with the terms of the waiver and meet the current ratio and effective tangible net worth covenants prior to the end of the waiver period, same will constitute an event of default as set forth in the Credit Agreement unless a further waiver or modification to the Credit Agreement can be obtained.

Effective February 4, 2011, the Company's wholly owned subsidiary, ESWC, received a fourth waiver of certain financial covenants under its Credit Agreement with CIBC. Without the waiver, the Company's subsidiary would not be in compliance with the current ratio and effective tangible net worth covenants as set forth in the Credit Agreement. The fourth waiver provided by CIBC extends the waiver period from January 31, 2011 through February 14, 2011 and also provides for a fee payable to CIBC for the extension as well as requiring the elimination of any margin deficit by February 14, 2011. In the event the Company and its subsidiary, ESWC, fail to comply with the terms of the waiver and meet the current ratio and effective tangible net worth covenants prior to the end of the waiver period, same will constitute an event of default as set forth in the Credit Agreement unless a further waiver or modification to the Credit Agreement can be obtained.

LOAN AGREEMENTS

On February 17, 2011, the Company entered into certain note subscription agreements and issued unsecured subordinated promissory notes (collectively, the "Loan Agreements") with Orchard Investments, LLC; Black Family 1997 Trust; Leon
D. Black Trust UAD 11/30/92 FBO Alexander Black; Leon D. Black Trust UAD 11/30/92 FBO Benjamin Black; Leon D. Black Trust UAD 11/30/92 FBO Joshua Black; Leon D. Black Trust UAD 11/30/92 FBO Victoria Black; Leon D. Black; John J. Hannan and Richard Ressler (each individually a "Subordinated Lender" or "Holder" and collectively the "Subordinated Lenders" or "Holders") who are current shareholders and may be deemed affiliates of certain members of the Board of Directors of the Company. The Loan Agreements were approved by the independent directors of the Company. Pursuant to the Loan Agreements, the Subordinated Lenders agreed to make, and made, loans to the Company in the principal aggregate amount of $3 million (the "Loan"), subject to the terms and conditions set forth in the Loan Agreements and represented by unsecured subordinated promissory notes (the "Notes"), dated February 17, 2011.

                                       F30

Proceeds of the Loan, along with available cash, will be used to fund working capital, planned capital investments and other general corporate purposes. With the proceeds of the Loan, the Company and its subsidiaries will be in compliance with covenant obligations under the Credit Agreement with CIBC for which the Company and its subsidiaries had previously obtained waivers of covenant obligations that expired February 14, 2011.

The Notes provide that the Loan bears interest at a rate of 10% per annum, payable in-kind on a monthly basis commencing March 17, 2011, up to the date on which the Note has been paid in full. The maturity date of the Loan is the earlier of: (i) the consummation of a rights offering of the Company's common stock, par value $.001 per share (the "Common Stock") registered under the Securities Act of 1933, as Amended (the "Act"), at a sale price of $0.12 per share (as adjusted for any stock split, stock dividend or other similar adjustment) pursuant to which the Company plans to offer rights to purchase approximately $6.5 million in shares of Common Stock, which is expected to raise at least an incremental $3.5 million of cash for the Company and will also permit all Subordinated Lenders to exchange their Notes (and the other Notes paid in-kind for the payment of interest under the Notes) for shares of Common Stock at such price per share (with such offering referred to as the "Qualified Offering") or (ii) June 17, 2011 (the "Outside Date"). The Qualified Offering has also been approved by the independent directors of the Company. There can be no assurance, however, that the Company will successfully complete the Qualified Offering on or prior to the Outside Date or thereafter.

In the event the Qualified Offering does not take place on or before the Outside Date, then the Subordinated Lenders at their sole option may require the Company to refrain from making any and all payments on any of the outstanding principal and accrued interest outstanding under the Notes. However the Company will not be prohibited from paying any accrued interest in-kind through the issuance of substantially similar notes, at any time. The Holders at their sole option may extend the Outside Date.

In the event the Qualified Offering closes on or prior to the Outside Date and for any reason a Holder shall have failed to have exchanged in the Qualified Offering any and all principal or accrued interest outstanding under its Notes and such Holder wishes to exchange his or her Note for Common Stock at a price of $0.12 per share (as adjusted for any stock split, stock dividend or other similar adjustment), then the Company has agreed to offer such Holder the immediate right to purchase additional shares of Common Stock at such price, so that all principal and accrued interest outstanding under the Notes shall have been exchanged for shares of Common Stock at such price.

In the event the Qualified Offering closes on or prior to the Maturity Date and, for any reason, certain Holders (the "Qualified Holders") collectively shall have failed to have invested at least $1 million in the Qualified Offering or pursuant to exchange of their Notes and the Qualified Holders wish to invest the balance of such $1 million aggregate amount to purchase Common Stock at a price of $0.12 per share (as adjusted for any stock split, stock dividend or other similar adjustment), then the Company will be required to offer to the Qualified Holders the immediate right to invest the balance of such investment amount to purchase additional shares of Common Stock at such price, so that in the aggregate, the Qualified Holders shall collectively invested such $1 million amount.

                                       F31

Concurrent with entering into the Loan Agreements and issuance of the Notes, CIBC, the Company and its subsidiaries; and the Subordinated Lenders entered into a Postponement and Subordination Agreement (the "Subordination Agreement") whereby the Subordinated Lenders agreed that the obligations of the Company and its subsidiaries under the Notes as issued would be subordinate to the obligations of the Company and its subsidiaries under the Credit Agreement.

As previously reported, pursuant to securities subscription agreements entered into by the Company on or about March 23, 2010, the Company issued $3 million of 9% convertible debentures to five (5) accredited investors which have since been converted into 6 million shares of the Company's Common Stock. Additionally, on November 9, 2010 and December 8, 2010, the Company completed an offering in the aggregate gross proceeds of $600,000 to one (1) accredited investor whereby it issued units comprised of 1.5 million shares of common stock and a like number of warrants to purchase 1 share of Common Stock (collectively the "Prior Subscription Agreements"). The investors under the Prior Subscription Agreements will receive an approximate aggregate of 22,500,000 additional shares of Common Stock in conjunction with certain rights under the Prior Subscription Agreements in the event the Qualified Offering closes.

CHANGES IN EXECUTIVE OFFICERS

Effective March 9, 2011, the Company and David J. Johnson, entered into an Employment Separation and General Release Agreement (the "Agreement"), whereby Mr. Johnson resigned as President and Chief Executive Officer of the Company as well as all of its subsidiaries wherein he served as an executive officer. Additionally, Mr. Johnson resigned from the Company's Board of Directors as well from the Board of Directors of each of the Company's wholly owned subsidiaries wherein he served. Mr. Johnson resigned without any disputes or disagreements with the Company or any of its subsidiaries. Under the terms of the Agreement, Mr. Johnson will receive a severance payment based upon his regular salary of $360,000 per annum as prorated. The severance payments will be made on a quarterly basis for the remainder of the calendar year. Mr. Johnson will also continue to receive customary medical benefits and a car allowance of $1,000 a month for the remainder of the calendar year.

Concurrent to entering into the Agreement, the Company and Mr. Johnson entered into a Consultancy Agreement for the remainder of the calendar year whereby Mr. Johnson will receive compensation on a per diem basis when engaged by the Company per the agreement. Additionally, Mr. Johnson was also awarded options as part of the Consultancy Agreement.

Effective March 11, 2011, Mr. Stefan Boekamp, resigned on mutually agreeable terms from his position as Vice President of Operations of the Company. Mr. Boekamp resigned without any disputes or disagreements with the Company or any of its subsidiaries.

Effective March 9, 2011, Mr. Praveen Nair, the Company's Chief Accounting Officer was promoted to the position of Chief Financial Officer of the Company. Mr. Nair will receive an annual salary of $150,000 Canadian. The Company and Mr. Nair intend to enter into a new employment agreement in the near future with terms similar to those set forth in Mr. Nair's prior employment agreement with the Company.

Effective March 9, 2011, Mr. Frank Haas was appointed the Company's Chief Technology Officer and Chief Regulatory Officer. Mr. Haas will receive an annual salary of $160,000 Canadian and will receive an incentive compensation for each of the first two achieved verification/certifications of certain of the Company's products within the first year of his appointment.

Effective March 9, 2011, Mr. Virendra Kumar was appointed Vice President of Operations of the Company. Mr. Kumar will receive an annual salary of $150,000. Mr. Kumar has been General Manager of ESWA, Inc. since 2010 and is responsible for the overall operations related to Air Testing Services.


                                       F32

NOTE 19 - RESTATEMENT

The consolidated condensed balance sheet as of September 30, 2010 and consolidated condensed statement of operations for the three and nine months ended September 30, 2010 included herein were restated to reflect the effect of an exchange feature included in the terms of the Share Subscription Agreement for $3,000,000 of Convertible Debentures issued on March 19, 2010 ("2010 Debentures") and fully converted into 6,000,000 shares of common stock on March 25, 2010. The exchange feature provides that if within twelve months from March 19, 2010, the Company enters into or closes another financing or other transaction (which for securities law purposes would be integrable with the offer and sale of the Securities) on terms and conditions more favourable to another purchaser, the terms and conditions of the 2010 Debentures shall be adjusted to reflect the more favourable terms. The exchange feature was determined by the Company to be freestanding financial instrument and also to be a liability within the scope of ASC 480 Distinguishing Liabilities from Equity since there is an inverse relationship between the stock price of the Company and the Company's obligation. On March 19, 2010, March 31, 2010 and June 30, 2010 the Company estimated that the fair value of the exchange feature was nominal and was not recorded in the Company's consolidated condensed financial statements because the Company did not expect to close another financing within the next twelve months and the closing price of the Company shares of common stock exceeded the conversion price of $0.50 per share each period. On September 30, 2010, the Company re-evaluated the fair value of the exchange feature and determined that the probability of closing another financing by March 18, 2011 was approximately 50% and the conversion price of the Convertible Debentures would be reset, if there was another financing, since the closing price of Company's shares of common stock on September 30, 2010 was less than the conversion price. On September 30, 2010 a liability of $360,000 was recorded for the exchange feature in these restated consolidated condensed financial statements.

The effect of these changes impacted the consolidated condensed balance sheet and consolidated condensed statement of operations from July 2010 through September 2010. These changes do not impact the cash flows of the Company. The consolidated condensed balance sheet as of September 30, 2010 and consolidated condensed statement of operations for the three and nine months ended September 30, 2010 has been restated as summarized below:



                                                        PREVIOUSLY                                    AS
                                                         REPORTED            ADJUSTMENT            RESTATED
CONSOLIDATED CONDENSED BALANCE SHEET AS OF
SEPTEMBER 30, 2010
Exchange feature liability                        $                 0   $         360,000   $           360,000

CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010
Other income (expense)
      Change in fair value of     exchange        $                     $       (360,000)   $         (360,000)
feature  liability
Net loss                                          $       (5,545,135)   $       (360,000)   $       (5,905,135)
Comprehensive loss                                $       (5,549,163)   $       (360,000)   $       (5,909,163)
Net loss per share (basic and diluted)            $            (0.05)   $          (0.00)   $            (0.05)


CONSOLIDATED CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010
Other income (expense)
      Change in fair value of     exchange        $                     $       (360,000)   $         (360,000)
feature  liability
Net loss                                          $         (699,643)   $       (360,000)   $       (1,059,643)
Comprehensive loss                                $         (665,488)   $       (360,000)   $       (1,025,488)
Net loss per share (basic and diluted)            $            (0.01)   $          (0.00)   $            (0.01)




                                      F33

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

The Share Subscription Agreement for the 2010 Debentures contains an exchange feature. The exchange feature provides that if within twelve months from March 19, 2010, the Company enters into or closes another financing or other transaction (which for securities law purposes would be integrable with the offer and sale of the Securities) on terms and conditions more favourable to another purchaser, the terms and conditions of the 2010 Debentures shall be adjusted to reflect the more favourable terms. On September 30, 2010, the Company re-evaluated the fair value of the exchange feature and determined that the probability of closing another financing by March 18, 2011 was approximately 50% and the conversion price of the 2010 Debentures would be reset, if there was another financing, since the closing price of Company's shares of common stock on September 30, 2010 was less than the conversion price. On September 30, 2010 a liability of $360,000 was recorded for the exchange feature in these restated consolidated condensed financial statements with a $360,000 expense related to change in fair value of exchange feature liability recorded in the consolidated statements of operations and comprehensive loss.

Change in fair value of exchange feature liability for the three month period ended September 30, 2010 amounted to $360,000 as compared to $0 for the three month period ended September 30, 2009.

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

The Share Subscription Agreement for the 2010 Debentures contains an exchange feature. The exchange feature provides that if within twelve months from March 19, 2010, the Company enters into or closes another financing or other transaction (which for securities law purposes would be integrable with the offer and sale of the Securities) on terms and conditions more favourable to another purchaser, the terms and conditions of the 2010 Debentures shall be adjusted to reflect the more favourable terms. On September 30, 2010, the Company re-evaluated the fair value of the exchange feature and determined that the probability of closing another financing by March 18, 2011 was approximately 50% and the conversion price of the 2010 Debentures would be reset, if there was another financing, since the closing price of Company's shares of common stock on September 30, 2010 was less than the conversion price. On September 30, 2010 a liability of $360,000 was recorded for the exchange feature in these restated consolidated condensed financial statements with a $360,000 expense related to change in fair value of exchange feature liability recorded in the consolidated statements of operations and comprehensive loss.

Change in fair value of exchange feature liability for the nine month period ended September 30, 2010 amounted to $360,000 as compared to $0 for the nine month period ended September 30, 2009.

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

Net cash used in operating activities for the nine month period ended September 30, 2010 amounted to $4,921,397. This amount was attributable to the net loss of $5,905,135, plus non cash expenses such as depreciation, amortization, interest and accretion on long term debt, inducement premium on conversion of debentures, change in fair value of exchange feature liability and others of $4,095,972, and a decrease in net operating assets and liabilities of $3,112,233. Net cash used in operating activities for the nine month period ended September 30, 2009 amounted to $3,680,113. This amount was attributable to the net loss of $5,012,211, plus non cash expenses such as depreciation, amortization, interest on long term debt and others of $1,573,567, and a decrease in net operating assets and liabilities of $241,469.

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

The Share Subscription Agreement for the 2010 Debentures contains an exchange feature. The exchange feature provides that if within twelve months from March 19, 2010, the Company enters into or closes another financing or other transaction (which for securities law purposes would be integrable with the offer and sale of the Securities) on terms and conditions more favourable to another purchaser, the terms and conditions of the 2010 Debentures shall be adjusted to reflect the more favourable terms. On September 30, 2010, the Company re-evaluated the fair value of the exchange feature and determined that the probability of closing another financing by March 18, 2011 was approximately 50% and the conversion price of the 2010 Debentures would be reset, if there was another financing, since the closing price of Company's shares of common stock on September 30, 2010 was less than the conversion price. On September 30, 2010 a liability of $360,000 was recorded for the exchange feature in these restated consolidated condensed financial statements.

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

In  December 2009, the FASB issued ASU 2009-16, - Transfers and Servicing (Topic
860) - Accounting for Transfers of Financial Assets ("ASU 2009-16). ASU 2009-16 amends the accounting for transfers of financials assets and will require more information about transfers of financial assets, including securitizations, and where entities have contining exposure to the risks related to transferred financial assets. ASU 2009-16 is effective at the start of a reporting entity's first fiscal year beginning after November 15, 2009, with early adoption not permitted. The adoption of the guidance did not have a material effect on the Company's consolidated condensed financial position, results of operations, cash flows or related disclosures.

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

ITEM 4. CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURE

EVALUATION OF THE COMPANY'S DISCLOSURE AND INTERNAL CONTROLS

The Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" as of the end of the period covered by this report. This evaluation was done with the participation of management, under the supervision of the Executive Chairman ("EC") and Chief Financial Officer ("CFO").

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

CONCLUSIONS

Based on our evaluation, the EC and CFO concluded that the registrant's disclosures, controls and procedures are effective to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Security Exchange Commission rules and forms.

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

Effective November 9, 2010, the Company has closed on its first tranche of equity financing in the amount of $300,000 from a sophisticated investor. The terms of the financing are: to raise an amount up to $5,000,000. Securities are in the form of shares of the Company's common stock, par value $0.001 (the "Common Stock") at $0.40 per share plus for each share of Common Stock subscribed to under the Offering the Investor will receive one (1) warrant exercisable for one (1) share of Common Stock exercisable for two (2) years (the "Investor Warrant"). If an Investor Warrant is exercised within the first year of issuance, the exercise price will be $0.55; if an Investor Warrant is exercised between the first and second years from issuance, the exercise price will be $0.65. All Investor Warrants as issued will be subject to adjustment in all respects in the event of a stock split or similar adjustment by the Company.

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

DATED: March 31st, 2011
Concord, Ontario Canada

                    ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.

                                              BY: /S/ MARK YUNG
                                                  ------------------------------
                                                  MARK YUNG
                                                  EXECUTIVE CHAIRMAN

                                                  /S/ PRAVEEN NAIR
                                                  ------------------------------
                                                  PRAVEEN NAIR
                                                  CHIEF FINANCIAL OFFICER