Form 10-K
period 2010-12-31
ENVIRONMENTAL SOLUTIONS WORLDWIDE INC
filed 2011-03-31
CIK 1082278

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 For the fiscal year ended - December 31, 2010

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


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $29,926,784 as of June 30, 2010 based upon the closing sale price reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the registrant.

There were 129,463,767 shares of the registrant's Common Stock outstanding as of March 31, 2011.

                                 INDEX PAGE NO.

                                     PART I
ITEM 1     Business                                                            3
ITEM 1A    Risk Factors                                                       14
ITEM 1B    Unresolved Staff Comments                                          22
ITEM 2     Properties                                                         22
ITEM 3     Legal Proceedings                                                  22
ITEM 4     Removed and reserved                                               22

                                        PART II


ITEM 5     Market for Registrants Common Equity and Related
           Stockholder Matters and Issuer Purchases of
           Equity Securities                                                  23
ITEM 7     Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                25
ITEM 7A    Quantitative And Qualitative Disclosures About
           Market Risk                                                        49
ITEM 8     Financial Statements and Supplemental Data              F-1 thru F-34
ITEM 9     Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure                                51
ITEM 9A    Controls and Procedures                                            51
ITEM 9B    Other Information                                                  53


                              PART III

 ITEM 10   Directors, Executive Officers and Corporate Governance             57
 ITEM 11   Executive Compensation                                             65
 ITEM 12   Security Ownership of Certain Beneficial Owners and
           Management And Related Stockholder Matters                         73
 ITEM 13   Certain Relationships and Related Transactions and
           Director Independence                                              78
 ITEM 14   Principal Accountant Fees and Services                             80

                             PART IV

 ITEM 15   Exhibits and Financial Statement Schedule                          81

 Signatures                                                                   81

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

ITEM 1. BUSINESS

GENERAL

Environmental Solutions Worldwide, Inc. ("ESW", "ESW Group" or the "Company") is a publicly traded Florida corporation formed in 1987 in the State of Florida as BBC Stock Market, Inc. ("BBC") as a development stage enterprise. BBC subsequently changed its name to Environmental Solutions Worldwide, Inc.

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

ESW's common stock is currently quoted on the OTCQB, which is part of the OTC Market Group's quotation system under the symbol (ESWW). ESW's common stock is also quoted on the Frankfurt Stock Exchange (FWB), under the symbol (EOW).

The "ESW Group" trade name is being used to identify the Company's potential participation in business opportunities outside its traditional focus of engine emissions controls.

ESW operates through three wholly owned subsidiaries:

o ESW America Inc. (a Delaware corporation) is ESW's technical, research and development division. ESW America houses ESW's engine emissions testing laboratory and certification services known under the trade name "Air Testing Services(TM)" ("ATS") recognized by the Environmental Protection Agency (EPA), California Air Resources Board ("CARB") and the Mine Safety and Health Administration ("MSHA") as capable of performing engine emissions verification test protocols. ESW America's capabilities include certification and verification of internal combustion and compression engines ranging from 5 to 600 horsepower as well as vehicle chassis testing capabilities up to 1000 horsepower. ESW America is a fully compliant ISO 9001:2008 certified manufacturing and laboratory testing facility.

o ESW Canada Inc. (an Ontario corporation) serves as a fabrication and substrate manufacturing facility, as well as houses ESW Group's sales division, managing all sales and marketing as well as the research and development activities for ESW's catalytic product lines. ESW Canada is a fully compliant ISO 9001:2008 certified manufacturing facility.

o ESW Technologies Inc. (a Delaware corporation) holds ESW's intellectual property, and/or rights to the same.

ESW is a developer of diesel emissions technology solutions, advancing emissions reduction technology by commercializing leading edge proprietary catalytic emission conversion, control and support products and technologies. ESW's key technologies and products are detailed below and are believed to be responsive to more stringent global emissions regulations being implemented. Among the key products are ESW's Therma Cat(TM), Xtrm Cat(TM) and Clean Cat(TM) diesel emissions control technologies. ESW also manufactures a line of military technologies including the Stlth Cat(TM) and Scat-IR-Shield(TM) exhaust shielding technology currently employed on US Marine Light Armored Vehicles.

ESW is currently focused on the retrofit opportunities available in North America. ESW has successfully expanded coverage of the North American market by growing its distributor network from 18 distributors in 2009 to 36 by year end 2010. ESW's current distributor base allows the Company to position its technologies in key markets spanning from California to New York. ESW continues to focus on growing its "share of wallet" within its existing distributor base, as well as expanding its distributor network across North America, and will opportunistically expand into markets outside of North America if deemed to be financially accretive in the short term to the Company.

INDUSTRY TRENDS

Emissions regulations for mobile diesel engines in the major markets of North America, Europe and Asia have continued to tighten and are now 40% to 90% lower than previous regulations. Regulations in effect in the United States of America, Europe and in Asia are expected to reduce the emissions level for new mobile diesel engines from 85% to 99% of the levels mandated in the mid-1980s. While much of the regulatory pressure and resulting action from engine manufacturers has focused on reducing emissions from new engines, there is increasing focus and concern over pollution from existing diesel engines, many of which have 20- to 30-year life cycles. The EPA has estimated that in the U.S. alone there are approximately 11 million diesel powered vehicles which need to be retrofitted over the next ten years. ESW's future performance and growth at the present time is directly related to this trend within the global market.

In the U.S., the EPA, CARB and MSHA continue to place great emphasis on compliance with emission reduction standards. The identification of diesel particulate matter ("PM") as a toxic air contaminant in 1998 led the CARB to adopt the Risk Reduction Plan to Reduce Particulate Matter Emissions from Diesel-fueled Engines and Vehicles (Plan) in September 2000.

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

The Diesel Emissions Reduction Program (known as "DERA") was created under the Energy Policy Act of 2005. This gave the EPA new grant and loan authority for promoting diesel emission reductions and authorized appropriations to the EPA of up to $200 million per year for fiscal years 2007 through 2011. In addition, $300 million was appropriated under the American Reinvestment and Recovery Act of 2009 and $120 million was appropriated for 2009-2010. In January 2011, the US government successfully reauthorized the DERA for five more years. This will continue the legislation's important environmental and economic benefits for the US. Passage of the DERA reauthorization will play a major role in the U.S.'s effort to expand clean air initiatives. In its first five years, DERA has proven to be one of the nation's most successful clean air programs. In addition, DERA has provided an average of $20 worth of environmental and health benefits for every $1 spent.

The EPA and CARB programs are accelerating the activities toward creation of active markets for diesel emissions reduction technologies and products in the U.S. These markets include retrofit applications in on- and off-road segments, as well as for stationary power generation and marine and rail applications. Thus, the market for diesel emissions reduction technologies and products is still emerging. We expect growing demand for diesel emissions reduction technologies and products for the diesel engine market, owners of existing fleets of diesel-powered vehicles, and expanding requirements from the off-road, marine and railroad sectors. It is an essential requirement of the U.S. retrofit market that emissions control products and systems are verified under the EPA and/or CARB protocols to qualify for credits within the EPA and/or CARB programs. Funding for these emissions control products and systems is generally limited to those products and technologies that have already been verified. As of the date of this report, ESW has CARB Level III + product verifications which provide an advantage in attracting customers with access to governmental funding for retrofit programs.

BUSINESS STRATEGY

ESW's focus is to be a leading player in the environmental emissions market by providing leading-edge catalyst technology as well as best-in-class engine and vehicle emissions testing services. The Company's strategy is centered on identifying and deploying resources against its "sweet-spot" products, where ESW has identified its core competencies and differentiation in the marketplace. ESW's core geography focus is North America, and will opportunistically explore business development opportunities in other markets if accretive to the Company in the short term. By focusing financial, human and intellectual capital on ESW's core competencies and markets, the Company is targeting profitable growth in the short term and value creation for its shareholders over the long term.

ESW is executing on the following items to succeed in its business strategy:

o Increase the revenue and margin opportunities from its catalyst product line by identifying and focusing resources on its "sweet spots".

o Expand its North American distribution network and increase its "share of wallet" with the funding agencies.

o Seek complimentary partnerships that provide growth opportunities for its core businesses.

o Invest in new product and process technologies to broaden its array of products available to distributors and end-users.

o Act as a trusted emissions solution provider to regulators and clients

o Capitalize on ESW America's unique geographical presence and EPA/CARB's recognition for performing engine emissions verification test protocols to provide value-added services in the testing verification /certification for ESW as well as third party products.

o Implement a continuous improvement and performance based culture, focused on identifying product design improvements, streamlining processes and optimizing manufacturing capabilities.

o Focus on delivering exceptional product quality and customer service.

PRINCIPAL PRODUCTS AND THEIR MARKETS:

ESW's woven stainless steel wire mesh catalytic converter substrate forms the basis of ESW's product lines. This key component can be produced in almost any size and shape. The wire mesh substrate creates a turbulent environment, which increases catalytic activity, and when manufactured for diesel applications, is designed to serve as a partial filter of PM, an important factor in diesel emission control. ESW's manufacturing process and chemical wash coat formula is proprietary.

XTRM CAT(TM) is an innovative proprietary diesel oxidation catalyst designed for Electro Motive Diesel (EMD) turbocharged and roots blown engine systems. The outstanding durability and flexible characteristics enable the Xtrm Cat(TM) to perform within the extreme operating conditions of locomotive and marine two stroke diesel engine applications. The XTRM CAT(TM) is in the process of being verified / certified with the US EPA or CARB. Xtrm Cat(TM) provides significant reductions of PM, hydro carbons ("HC"), and carbon monoxide ("CO"), which may allow EMD engines to be rebuilt to the stringent EPA standards of today and to meet the evolving standards of the future.

THERMA CAT(TM) Active Diesel Particulate Filter is an advanced Level III+ technology that provides the flexibility and pre-retrofit usability that makes the Therma Cat(TM) a seamless retrofit device for its end users. Other competing retrofit technologies either limit the vehicles' use or required driver interaction and limit the vehicles' availability during regular or multi-shift operations. These competing solutions increase costs in manpower and vehicle management that add to the retrofit devices initial purchase price. The Therma Cat(TM) is designed to address these issues with the introduction of an exothermic based (flameless technology) that utilizes the vehicle's existing fuel supply to supplement and raise the exhaust heat so that the Diesel Particulate Filter can regenerate and continue normal operations. The system operates in the background, transparent to the vehicle operator and does not impact the vehicle's normal operations. ESW took comprehensive steps to ensure the safe operation of the Therma Cat(TM) that included meeting Federal Motor Vehicle Safety Standards 301S for fuel system integrity for School Buses through school bus crash tests that ensures the integrity of the fuel system incorporated in the Therma Cat(TM) system. ESW also completed a 1,000 hour vibration test that simulated a typical 100,000 mile life cycle on rural roads. ESW's Therma Cat(TM) Active Level III+ catalyst system has obtained CARB verification for a variety of on- and off-road engine applications.

CLEAN CAT XP(TM) is proven to be effective in achieving significant reductions in particulate matter emissions, while simultaneously reducing CO and HC. The unit is designed to be installed as a muffler replacement after the turbocharger. The unit has broad engine coverage on four-stroke diesel engines for on-road applications with engine horsepower ranges of 150-600 hp and meet EPA Level II emissions requirements. The Clean Cat XP(TM) is designed to be maintenance free, does not require ash cleaning and is designed to be taken apart in event of engine malfunction. ESW is in the process of certifying / verifying this product.

STLTH CAT(TM) unit construction incorporates the Company's proprietary catalyzed wire mesh substrate integrated into an advanced sound abatement system. The units were specifically engineered to decrease military vehicles and equipment's overall tactical signature by reducing the diesel engines black smoke (soot), eye and throat irritating noxious diesel engine emissions, temperature and sound. The Stlth Cat(TM) is currently employed on US Military vehicles.

SCAT-IR-SHIELD(TM) is an innovative technology, operates in combination with the Company's proprietary Stlth Cat(TM). The complete system is engineered to reduce the overall heat/infrared, sound and exhaust signature of tactical military vehicles and equipment.

AIR TESTING SERVICES(TM) ("ATS") is ESW America's (ESWA) Emissions and Durability Testing Facility. ATS performs engine emissions verification test protocols according to established EPA, CARB and MSHA standards, while providing vehicle and engine manufacturers with a wide range engine and chassis dynamometer-based durability testing. ATS has capabilities for providing testing protocols with a broad range of fuels, including diesel, gasoline, and alternative fuels. ATS Engine Dynamometer-based Durability Testing protocols can also help develop custom accelerated aging test schedules for emissions control technologies, or support customer-designed tests for component stress. A full range of services is offered including emissions testing, compilation and submission of applications, final issuance of the certifications, production line, and audit testing. ATS offers customers complete testing and validation services that includes complete project management and verification management.

ESW's objective is the development and commercialization of technologies to reduce the overall emissions from diesel applications. Central to the emissions reduction market is the certification, verification and registration process established by regulatory bodies in the United States. The industry is substantially driven by higher emissions reductions targets set by Federal and state-level regulations, which led ESW to focus on the development of the Therma Cat(TM) Level III Active Diesel Particulate Filter for on/off-road, medium and heavy duty diesel engines and the Xtrm Cat(TM) Diesel Oxidation Catalyst for marine and rail applications. ESW achieved the Therma Cat(TM) Level III Active Diesel Particulate Filter development through verifications from CARB with product development and testing conducted at ESW's Air Testing Services division.

ESW's target markets include the following seven areas regulated in North America by EPA, CARB, and other state and local standards:

1. On-road vehicle sector generally comprised of on-road trucks and school buses employed with private and municipal fleets.

2. Off-road engine / vehicle sector defined as construction equipment, tractors, power generators, irrigation pumps, stationary power and others.

3. Marine sector comprising of solutions for workboat applications such as tows, ferries, dredges, tugs, and yachts, to generator sets on blue water vessels.

4. Rail sector comprising of solutions for line haul and switching, as well as passenger rail locomotive and head end power systems.

5. Mining industry, including all equipment and vehicles operating in and around a mine.

6. Military sector, including catalyst products and support technologies.

7. Engine and vehicle emissions testing services.

DISTRIBUTION

ESW distributes its catalyst technologies through:

1. A comprehensive network of established independent distributors that actively service the retrofit market;

2. Strategic partnerships that provide a unique competitive advantage into specific markets; and

3. Direct sales leveraging ESW's sales personnel, local trade magazines and trade shows to complement distribution of its products into key markets.

Within the ATS business, ESW is currently focused on a direct sales program targeting Original Equipment Manufacturers ("OEM") and other companies demanding engine and vehicle emissions testing services.

COMPETITION

ESW sells into a competitive market focused on providing retrofit solutions for diesel powered engines, with the number of competitors varying by market segment. ESW competes primarily on the basis of technology, performance, price, quality, reliability, distribution, customer service, and support. ESW's competitors include companies that have deeper financial, technological, manufacturing and personnel resources. Other than other Level III+, marine and rail products that are available in the marketplace, ESW faces competition from substitute products that offer lower emissions reduction benefits but are also more competitively priced and are deemed by the ultimate users as acceptable alternatives to ESW's products and services.

ESW's direct competitors in the North American on-road, off-road, and mining markets include Engine Control Systems, Donaldson, DCL, Huss and Cleaire.

ESW's marine and rail products compete in the engine rebuild sector with low oil consumption kits provided by manufacturers such as EMD and other DOC technology providers such as Miratech.

ESW America faces competition from established emissions and durability testing facilities such as South West Research Institute and TRC and smaller facilities such as Olson-Eco Logic and California Environmental Engineering.

ESW believes it can address the competitive landscape within the catalyst emissions market by providing:

o Unique Substrate Technology - ESW's proprietary wire mesh substrate is very flexible in design, size, performance and overall product configuration. The high mechanical and thermally durable wire mesh technology is suitable for Diesel Oxidation Catalyst applications. The technology is cost effective and can be applied to almost any application. Traditional ceramic or metal based flow-through type technologies are typically less efficient, larger in size, and are only available in pre-configured sizes and designs.

o Leading edge products that are designed to have operational and technical advantages over the competition and are priced aggressively in the market. The Therma Cat(TM) is an example of a product that offers technical and operational advantages over competing products.

o Solution driven services - ESW does not only offer an emission control technology, but also provides a variety of tailored engineering solutions, extensive on-site and remote installation training programs, as well as project management services.

o Air Testing Services(TM) - ESW America's CARB and EPA recognized facility provides the Company with the unique ability to develop and verify new catalyst technologies developed by the Company. ESWA allows the Company to quickly react to changing regulatory requirements, as well as offer the trusted emissions results to ESW and external clients that comply with strict CARB and EPA testing standards.

ESW America differentiates itself from the competition in the air and durability testing market by continually updating its testing facilities and equipment in response to changing regulatory mandates and vehicle technology. ATS also provides a broad set of capabilities for advanced research, engineering and testing for various aftermarket products and new technologies. In addition, ESW America is one of a small number of CARB and EPA recognized testing facilities located on the east coast of the United States, which provides a logistical advantage for clients focused on this geographical coverage.

RAW MATERIALS

The primary raw materials used to manufacture ESW catalyst products include, but is not limited to stainless steel, stainless steel wire, stainless steel tubing, precious metals such as platinum and palladium, particulate filters and other electronic and mechanical components. In 2010 ESW has built up inventories of raw materials that are subject to long lead times.

Overall, raw steel, steel mesh, particulate filters and precious metal coated components accounted for the most significant component of ESW's raw materials costs in 2010. ESW does spot-buys of steel products from suppliers to meet customer demand. ESW is exposed to fluctuating raw material prices, and is particularly exposed to certain precious metal such as platinum which has had a run-up in prices in 2010. ESW seeks to offset raw material price fluctuations on its result of operations by passing through certain price increases, negotiating volume discounts from raw material suppliers; purchasing high-value inventory components based on committed orders; scrapping and selling steel cut-offs at the highest possible price; and implementing continuous cost reduction programs. ESW does not currently pursue a financial hedging strategy for any of its raw materials; however this approach could be reviewed in the future subject to precious metals pricing volatility. ESW's results of operations could be adversely affected if steel and precious metal prices increase substantially unless the Company is successful in passing along these price increases to customers or otherwise offset these in material and/or operating costs.

Other raw materials or components purchased by ESW include electronic components, tools, fasteners, other steel and components for the Level III plus Therma Cat (TM) product, as well as a variety of custom alloy materials and chemicals, all of which are available from numerous suppliers. For Air Testing Services (TM), key raw materials include fuels, rollers and other consumables.

CUSTOMERS

ESW's customers consist of established distributors focused in the emissions space. ESW recorded sales from 30 distributors in 2010 as compared to 26 customers in fiscal year 2009. Three distributor / customers accounted for 21%, 19%, and 13% of revenues in 2010. In 2009 one customer accounted for 45 % and two other customers accounted for 20% and 9% of ESW's revenue.

ESW will continue to establish long-term relationships with new customers and foster greater opportunities with existing distributors. The loss of, or major reduction in business from, one or more of the major distributors could have a material adverse effect on ESW's liquidity, financial position, or results of operations.

PATENT AND TRADEMARKS

ESW develops new technologies or furthers the development of existing technologies through internal research and development. Where necessary, ESW will seek access to third-party patents and/or licenses to develop new products and services aimed at the emissions and air testing markets.

Through its wholly owned subsidiary ESW Technologies Inc., ESW holds both Canadian and U.S. patents and pending applications covering the catalytic converter and related technology. ESW's issued and pending patents are important to the Company and ESW will pursue its legal rights to the fullest extent of the law to ensure non-infringement of its established patents. However, there can be no assurance that these patents, combined with pending patent applications or existing or future trade secret protections that ESW pursues, will survive legal challenge, or provide meaningful levels of protection.

Additionally, ESW possesses certain registered, pending and common law trademarks. ESW considers the goodwill associated with the trademarks to be an important part of developing product identity.

PRODUCT CERTIFICATION

ESW's customers have acquired, where necessary, engine certifications and catalyst verifications using ESW products from such authorities as the EPA, CARB, MSHA and ETV Canada for gasoline and diesel products. ESW was the first catalytic substrate manufacturer and catalyst coating company in North America to verify a metallic wire mesh substrate based catalytic converter system as a gasoline retrofit replacement devices. ESW was the first catalytic substrate manufacturer and catalyst coating company in the world to verify a metallic wire mesh substrate based catalytic converter system as a passive stand alone Level II diesel retrofit replacement device. This verification status was removed by CARB effective January 2009 in light of EPA's 2009 regulated nitrogen dioxide ("NO2") limits.

CARB has established three primary technology levels for diesel catalyst verifications.

                     LEVEL I:   PM reduction greater than 25%
                     LEVEL II:  PM reduction greater than 50%
                     LEVEL III: PM reduction greater than 85%

Effective January 1, 2009, the EPA has established a NO2 limit for diesel retrofit technologies verified under the EPA's National Clean Diesel Campaign ("NCDC") Retrofit Technology Verification Program. The EPA implemented a NO2 increase limit that is harmonized with the requirements for retrofit technologies by CARB. This requirement limits the increase in NO2 emissions associated with retrofit technologies to levels no greater than 20% above baseline engine levels.

ESW has completed an extensive research and development program to upgrade its existing Level II diesel retrofit replacement device to meet the aforementioned new regulations. ESW is pursuing the verification of a Level II device through EPA or CARB. ESW has also completed the development for Level I technologies, however at the present time has decided not to pursue the verification of this technology.

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

In October 2008 ESW's Xtrm Cat(TM) product designed for Marine, 2-stroke, Tier 0 and Tier 1, turbocharged EMD 645 and 710 models was listed as an emerging technology on the EPA's Emerging Technology List. In October 2009 the Emerging Technology listing was extended for an additional year. In October 2010 this listing expired. The Xtrm Cat(TM) product is ready for certification / verification, ESW intends to complete this process in 2011.

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

ESW's Therma Cat(TM) Active Level III Plus on-road catalyst system which has been verified as a Level

III technology is typically required to meet CARB limited warranty standard of 5 years or 100,000 miles or 5 years or 150,000 miles, or 2 years unlimited miles depending on engine application.

ESW's Therma Cat(TM) Active Level III Plus off-road catalyst system which has been verified as a Level III technology is typically required to meet CARB limited warranty standard of 5 years or 4,200 hours.

To date ESW has not had any major product warranty recalls.

MANUFACTURING AND TESTING SERVICES

ESW has made capital investments in manufacturing capability to support its products. ESW's substrate manufacturing plant located in Concord, Ontario, Canada enables ESW to control the complete fabrication and manufacturing process of catalyzed substrates and catalytic converter systems. Catalyzed substrates are the integral part of all catalytic converter systems sold worldwide. This facility has the capability to design, develop and manufacture complete catalytic converter systems based on specific customer requirements.

ESW has made significant capital investment in its Tech Center based in Montgomeryville, Pennsylvania. ESW's emission testing laboratories and testing capabilities are located there. The 40,200 square foot facility houses a state-of-the-art emissions testing lab that is recognized as capable of performing engine emissions verification test protocols by the EPA, CARB and MSHA. ATS incorporates eight dedicated engine and vehicle dynamometer test cells.

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

ESW's manufacturing and testing facilities are subject to continuous investment to ensure best-in-class capabilities to meet the challenges of a dynamic marketplace, as well as the need for greater efficiencies, to improve quality systems, and to meet the demands placed by changing regulations.

RESEARCH AND DEVELOPMENT

In 2010, research and development costs amounted to $ 783,944 (2009 - $930,548). ESW aggressively pursues testing as well as research and development for new products to serve potential customers and meet new regulations that are regularly being imposed on the industry. Through proprietary methods for improving ESW's catalyzed substrates, there are prospects for the development of innovative applications outside of ESW's current verified product line. ESW continues to spend further resources on new research and development projects.

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

EMPLOYEES

ESW and its subsidiaries presently employ 53 full-time employees. ESW does not have any collective bargaining agreements and considers its relationship with its employees to be good.

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

ESW's sales are unpredictable in light of the highly competitive environment that is focused on federal and state-level public budgets. In the event that profitable operations are not achieved, ESW's present financial resources and track record for raising capital should allow it to continue operations in the short term. Should ESW receive a large order (defined by management as one in which monthly production and deliveries would exceed $2 million), ESW will need to either negotiate extremely favourable payment terms providing for at least some advance payment or ESW will need to obtain either debt or equity financing to allow it to meet its working capital needs. ESW has a credit facility that provides working capital. However, ESW needs to be profitable and must meet certain financial covenants and borrowing base limitations to utilize the facility, as per the terms of the facility. The credit facility expires on March 31, 2011 and ESW is working on upgrading or renewing the facility with its current and reviewing options with other senior lenders. The Company is finalising the extension terms but in concept has obtained an extension to May 31, 2011 from its current senior lender. If additional financing is required and not available when required, or is not available on acceptable terms, ESW may be unable to continue its operations at current levels or satisfy the requirements necessary to fill a large order. ESW continues to implement corrective actions to minimize its operating losses. ESW would consider strategic opportunities, including investments in ESW, or other acceptable transactions, to sustain its operations. There can be no assurances that additional capital will be available to ESW on acceptable terms, or at all.

ESW HAS INCURRED LOSSES IN THE PAST AND EXPECTS TO INCUR LOSSES IN THE FUTURE SHOULD ITS BUSINESS PLAN NOT BE EFFECTIVE.

ESW has incurred losses in each year since its inception. ESW's net loss for the fiscal year ended December 31, 2010 was $9,447,641 and accumulated deficit as of December 31, 2010 was $43,971,021. As ESW's sales and revenue continue to be unpredictable, and should ESW's current business plan not be effective, ESW expects to experience additional periods with operating losses.

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

               RISKS RELATED TO THE MARKET FOR ESW'S COMMON STOCK

THE PRICE OF ESW'S COMMON STOCK HAS BEEN HIGHLY VOLATILE.

ESW's common stock has traded as low as $0.16 per share and as high as $0.86 per share in the twelve (12) months ended December 31, 2010. Some of the factors leading to the volatility include:

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

ESW'S COMMON STOCK IS CURRENTLY TRADED ON THE OTC MARKETS - OTCQB TIER AND THE FRANKFURT EXCHANGE AND AN INVESTOR'S ABILITY TO TRADE ESW'S COMMON STOCK MAY BE LIMITED BY TRADING VOLUME.

The trading volume in ESW's common stock has been relatively limited. A consistently active trading market for ESW's common stock may not continue on the OTC Markets or the Frankfurt Stock Exchange. The average daily trading volume of ESW common stock for the year ended December 31, 2010 was approximately 24,796 shares. ESW's common stock started trading on the Frankfurt Exchange on March 16, 2007, ESW has a limited trading history and there can be no assurances that there will be increased liquidity in ESW stock.

ESW's Board of Directors may explore alternative listings of its Common Stock if deemed beneficial to ESW's shareholders. If ESW were to seek an alternative listing of its Common Stock, it may incur significant expenditures beyond those anticipated for general business operations. Disciplined expenditure decisions, focused on investments made for maintaining high quality service, cost structure improvement, and cash flow generation are essential.

ESW's stock was previously quoted on the OTCBB under the symbol (ESWW.OB). On February 23, 2011, the Company's common stock was removed from the OTCBB automated quotation system. The Company's common stock along with the securities of over 600 other issuers were deleted from the OTCBB due to the quotation inactivity by the Market Makers of the respective issuers affected under Exchange Act Rule 15c2-11.

THE COMPANY MAY ISSUE MORE SHARES IN CONNECTION WITH A FINANCING, MERGER OR ACQUISITION, WHICH WOULD RESULT IN SUBSTANTIAL DILUTION.

ESW's Certificate of Incorporation authorizes the issuance of a maximum of 250,000,000 shares of common stock. The Company has announced a rights offering whereby up to approximately 54 million shares of common stock can be issued and in the event shares are not subscribed to by a security holder other security holders participating in the offering may over subscribe which in turn may cause additional dilution to shareholders not participating. Any further financing, merger or acquisition effected by ESW may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of ESW's common stock held by ESW's then existing stockholders. Moreover, the common stock issued in any such financing, merger or acquisition transaction may be valued on an arbitrary or non-arm's-length basis by ESW management, resulting in an additional reduction in the percentage of common stock held by ESW's then existing stockholders. ESW's Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock are issued in connection with a financing, business combination or otherwise, dilution to the interests of ESW's stockholders will occur and the rights of the holders of common stock might be materially adversely affected.

SEVERAL OF ESW'S SHAREHOLDERS OWN A SIGNIFICANT AMOUNT OF ESW'S OUTSTANDING SHARES AND COLLECTIVELY MAY BE ABLE TO DECIDE CERTAIN CORPORATE ACTION.

A group of ESW's shareholders and collectively own 66,134,887 shares which is equivalent to 51.08% of the outstanding shares of the Company based upon the Company's certified list of shareholders as of March 31, 2010 on an undiluted basis. As such, all or some of these shareholders may be able to control aspects of ESW's business operations including the election of board members, the acquisition or disposition of assets, the Company's business plans / strategy and the future issuance of shares. For additional information about beneficial ownership please refer to ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Effective December 17, 2010, by written action and vote of holders representing a majority of the outstanding shares of common stock of the Company, pursuant to Title XXXVI, Chapter 607, Section 607.0704 of the Florida Statutes and the Company's Bylaws, Mark Yung was elected as a member of the Board of Directors. At the present time Mr. Yung has not been nominated to serve on any of the Company's committees.

Effective January 25, 2011 by written action and vote of Sedam Limited, Bengt Odner, Black Family 1997 Trust, Leon D. Black, Leon D. Black Trust UAD 11/30/92 FBO Joshua Black, Leon D. Black Trust UAD 11/30/92 FBO Benjamin Black, Leon D. Black Trust UAD 11/30/92 FBO Alexander Black, Leon D. Black Trust UAD 11/30/92 FBO Victoria Black, John Hannan, Orchard Investments LLC and Richard Ressler (the "Majority Shareholders") representing 66,134,887 shares of the Company's common stock, a majority or 51.08% of the outstanding shares based upon the Company's certified list of shareholders, pursuant to Title XXXVI, Chapter 607,
Section 607.0704 of the Florida Statutes and the Company's Bylaws, Article II
Section 5 of the Company's Bylaws was amended so that the Company shall have a minimum of one (1) director but no more than eleven (11) directors. The amendment to the Bylaws increases the maximum number of directors the Company is permitted from seven (7) to eleven (11). Also by a vote of the Majority Shareholders, each of the Company's existing directors: Nitin Amersey, Peter Bloch, John Dunlap, III, Elbert O. Hand, David J. Johnson and Mark Yung were re-elected as directors of the Company. Additionally, Benjamin Black, Joshua Black, John Hannan, Zohar Loshitzer and John Suydam were elected by the Majority Shareholders as members of the Board of Directors effective January 25, 2011. At the present time Messrs Benjamin Black, Joshua Black, Hannan, Loshitzer, and Suydam have not been nominated to serve on any of the Company's committees.

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

o Customer and distributors concerns about the stability of ESW's business which could cause them to seek alternatives to ESW products.

ESW IS CURRENTLY DEPENDENT ON A FEW MAJOR CUSTOMERS / DISTRIBUTORS FOR A SIGNIFICANT PORTION OF ITS REVENUES.

ESW recorded sales from 30 customers / distributors in fiscal year 2010 as compared to 26 in fiscal year 2009. Three of its distributors / customers accounted for 21%, 19%, and 13% respectively of the Company's revenue in the fiscal year 2010. Three of its customers accounted for 45%, 20%, and 9%, respectively of the Company's revenue for the fiscal year 2009. ESW will continue to establish long-term relationships with new customers and foster greater opportunities with existing distributors. The loss of, or major reduction in business from, one or more of the major distributors could have a material adverse effect on ESW's liquidity, financial position, or results of operations.

ESW DOES NOT HAVE A LONG HISTORY OF SELLING AND MARKETING ITS PRODUCTS.

At the current time, ESW has limited marketing capabilities as compared to many of ESW's competitors. ESW does not have a large sales, promotion and marketing budget. ESW is constrained by the lack of working capital and its ability to raise the necessary cash flow from business operations to re-invest in its marketing programs. As a result of ESW's limited marketing capabilities, it is forced to rely upon customer / distributor referrals, trade publications and a small sales force. ESW's competitors have direct advertising and sales promotion programs for their products as well as sales and marketing personnel that may have a competitive advantage over ESW in contacting prospective customers / distributors. ESW's position in the industry is considered minor in comparison to that of its competitors. ESW continues to develop and explore new marketing methods and techniques such as, trade show representation and sales programs directed toward customers / distributors. ESW's ability to compete at the present time is limited. ESW's success depends upon the ability to market, penetrate and expand markets and form alliances with third party distributors.

There can be no assurances that:

o ESW's selling efforts will be effective;

o ESW will obtain an expanded degree of market acceptance; or

o ESW will be able to successfully form additional relationships with distributors to market its products.

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

ESW MAY NOT BE ABLE TO OBTAIN DIRECT OR INDIRECT REGULATORY CERTIFICATION OR VERIFICATION APPROVALS WITH RESPECT TO CERTAIN PRODUCTS.

The industry that ESW operates in is regulated. In the United States of America these regulations are enforced by U.S. Environmental Protection Agency ("EPA") and California Air Resources Board ("CARB"). ESW plans to further develop and market catalytic converter products and support technologies that meet new regulations enforced by these agencies (see ITEM 1. BUSINESS, PRODUCT CERTIFICATION for regulations). If ESW is unable to demonstrate the feasibility of these products or obtain in a timely manner the verification and or certifications for its products from such regulatory agencies as the EPA or CARB, ESW may have to abandon the products or alter its business plan. Such modifications to ESW's business plan will have an adverse effect on revenue and its ability to achieve profitability. The regulatory approval process with EPA and CARB is complex and requires lengthy durability testing which must precede final certification/verification of ESW's products. ESW does not control the timeliness of the certification/verification process; however, ESW has taken steps to ensure the efficacy of ESW's contribution to the certification/verification process.

ESW FACES CONSTANT CHANGES IN GOVERNMENTAL STANDARDS BY WHICH ITS PRODUCTS ARE EVALUATED.

ESW believes that due to the constant focus on the environment and clean air standards throughout the world, ESW will be required in the future to adhere to new and more stringent regulations. Governmental agencies constantly seek to improve standards required for verification and or certification of products intended to promote clean air. In the event ESW's products fail to meet these ever changing standards, some or all of its products may become obsolete or de-listed from government verification having a direct negative effect on the Company's ability to generate revenue and become profitable.

ESW DOES NOT HAVE A LONG HISTORY OF MANUFACTURING ITS PRODUCTS AND DOES NOT HAVE A LONG HISTORY OF MANUFACTURING ITS PRODUCTS IN COMMERCIAL QUANTITIES.

ESW may encounter difficulties in ramping up production of current and any future products due to:

o lack of working capital;

o quality control and assurance issues;

o raw material supplies, lead times and prices;

o shortages of qualified personnel; and

o equipment capable of producing large quantities

Any of the foregoing would affect ESW's ability to meet increases in demand should its products gain market acceptance and reduce growth in its sales revenues.

ESW FACES INTENSE COMPETITION AND RAPID TECHNOLOGICAL ADVANCES FROM COMPETITORS.

Competition among companies that provide solutions for pollutant emissions from diesel engines is intense. Several companies market products that compete directly with ESW products. Other companies offer products that potential customers may consider to be acceptable alternatives to ESW products and services. ESW faces direct competition from companies with far greater financial, technological, manufacturing and personnel resources, including Corning, NGK and Emitec. Corning and NGK are the two major manufacturers of ceramic cores, which are integral components in current catalytic converter production, and Emitec is the major manufacturer of metal cores. ESW also faces direct competition with companies like BASF/Engelhard and Johnson Matthey, who purchase their substrates from others, and do further processing with their own formulas and fabrication for direct sale to the market place. Newly developed products could be more effective and cost efficient than ESW's current products or those ESW may develop in the future. Many of ESW's current and potential future competitors have substantially more engineering, sales and marketing capabilities, substantially greater financial, technological and personnel resources, and broader product lines than ESW. ESW also faces indirect competition in the form of alternative fuel consumption vehicles such as those using methanol, hydrogen, ethanol and electricity.

ESW CLAIMS CERTAIN PROPRIETARY RIGHTS IN CONNECTION WITH THE DESIGN AND MANUFACTURE OF ITS PRODUCTS.

The protections provided by patents and those sought by pending patents are important to ESW's business, although ESW believes that no individual right is material to its business at the present time. There can be no assurance that these patents, combined with pending patent applications or existing or future trade secret protections that ESW seeks will survive legal challenge, or provide meaningful levels of protection. Additionally, there can be no assurances when these patents or pending patents may be assigned to ESW directly. The Canadian patent registered to one of ESW's subsidiaries only affords protection against the manufacture, use or sale of the patented technology within Canada. The U.S. patent application for ESW's method of producing a catalytic element was filed on October 1, 2004 and a patent has been issued as of December 2, 2008. ESW does not presently have any worldwide patent protection or any immediate plans to file for protection in any foreign countries other than Canada. There can be no assurances that any patents ESW may have or have applied for or any agreements ESW has in place or will enter into will protect ESW's technology and or prevent competitors from employing the use of ESW's design and production information.

ATTRACTION AND RETENTION OF KEY PERSONNEL.

ESW's future success depends in significant part, on the continued services of key technical, sales and senior management personnel. The loss of ESW's executive officers or other key employees could have materially adverse effects on ESW's business, results of operations and financial condition. ESW's success depends upon its continued ability to attract and attain highly qualified technical, sales and managerial personnel. There can be no assurances that ESW can attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future. At the present time certain key employees of the company and or subsidiaries do not have employment contracts and may be viewed as employees at will.

ESW IS DEPENDENT UPON KEY SUPPLIERS FOR CERTAIN MATERIALS WHICH ARE ONE OF THE NECESSARY COMPONENTS OF ITS PRODUCTS.

The production process of ESW's products includes certain raw materials including:

o stainless steel;

o particulate filters;

o precious metals ; and

o electronic components.

An extended interruption of the supply of precious metals and components necessary for the production of ESW's products could have an adverse effect on ESW. Further, a substantial price increase of the raw materials that are components of ESW's products could also have an adverse effect on ESW's business. ESW currently relies on third party vendors to provide certain components of its products. ESW currently does not have any fixed commitments from suppliers to provide supplies.

ESW DOES NOT HAVE A SIGNIFICANT LEVEL OF PRODUCT RECALL INSURANCE DUE TO ITS HIGH COST.

ESW's catalytic converter products are subject to extended warranty programs that could generate substantive product liability and warranty claims against the Company. ESW's Therma Cat(TM) Active Level III Plus on-road catalyst system which has been verified as a Level III technology is typically required to meet CARB limited warranty standard of 5 years or 100,000 miles, or 5 years or 150,000 miles, or 2 years unlimited miles depending on engine application. ESW's Therma Cat(TM) Active Level III Plus off-road catalyst system which has been verified as a Level III technology is typically required to meet CARB limited warranty standard of 5 years or 4,200 hours. Any failure of ESW's product may result in a recall or a claim against ESW. Due to the high cost of product recall insurance, ESW does not maintain significant amounts of insurance to protect against claims associated with use of its product. Any claim against ESW, whether or not successful, may result in expenditure of substantial funds and litigation and may require management's time and use of ESW resources and may have a materially adverse impact on the Company's overall ability to continue operations.

JOINT VENTURES AND/OR RELATIONSHIPS ENTERED INTO OR SOUGHT BY ESW FOR DEVELOPMENT AND SALE OF ITS PRODUCTS.

ESW's success partially depends on the relationships that it develops with various suppliers, OEM's, dealers, and distributors for the further development and deployment of its technology in the field. ESW does not manage these entities nor is it assured that ESW will be able to create relationships with these entities. The absence of such relationships could adversely impact ESW's business plans.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

ESW has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2010 fiscal year and that remained unresolved.

ITEM 2. PROPERTIES

ESW does not own real property. Through its subsidiary, ESW Canada Inc. ESW leases its executive, sales and marketing offices as well as its production center which totals approximately 50,000 square feet located at 335 Connie Crescent, Concord, Ontario, Canada. The lease expires September 30, 2015. Additionally, ESW's wholly owned subsidiary ESW America Inc. leases approximately 40,220 square feet at 200 Progress Drive, Montgomery Township, Pennsylvania. The leasehold space houses ESW's research and development facilities. The lease expires February 28, 2013.

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

ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

The Company's Common Stock is quoted under the symbol "ESWW" on the OTC Markets ("OTCM") - OTCQB tier operated by the OTC Markets Group Inc. The Company's Common Stock is also listed on the Frankfurt Stock exchange (FWB), under the trading symbol "EOW".

Through 2010, the Company's stock was quoted on the Over-The-Counter Bulletin Board (OTCBB) an automated quotation system. On February 23, 2011, the Company's common stock was removed from the OTCBB quotation system. The stock continues to be quoted on the OTCQB, which is part of the OTC Market Group's quotation system.

The following table sets forth the high and low bid prices, on the OTCBB, for the common stock for the quarters indicated, as reported by Bloomberg Reporting Service. Such market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions:

                         FISCAL 2010        HIGH        LOW
                       --------------------------------------
                       1st Quarter        $  0.86     $  0.46
                       2nd Quarter        $  0.70     $  0.45
                       3rd Quarter        $  0.52     $  0.38
                       4th Quarter        $  0.44     $  0.16

                         FISCAL 2009        HIGH        LOW
                       --------------------------------------
                       1st Quarter        $  0.40     $  0.09
                       2nd Quarter        $  0.86     $  0.23
                       3rd Quarter        $  0.78     $  0.51
                       4th Quarter        $  0.52     $  0.35


HOLDERS

As of March 31, 2011 there were approximately 264 stockholders of record of the Company's Common Stock. The Company estimates there are approximately 2,972 additional stockholders with stock held in street name. On March 31, 2011, there were 129,463,767 shares of common stock outstanding.

DIVIDENDS

The Company has not declared or issued any dividends in the past and intends to retain future earnings, if any, for general business purposes and to retire debt.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth as at December 31, 2010 securities authorized for issuance under equity compensation plans.



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
Authorized - 5,000,000 shares)             3,600,000                   $ 0.68                                0
-----------------------------------------------------------------------------------------------------------------------------
2010 Stock Option Plan
(Shareholder Approved.
Authorized - 5,000,000 shares)             --                              --                              5,000,000
-----------------------------------------------------------------------------------------------------------------------------


As reflected in the aggregate numbers above, no options were awarded under the Company's 2002 stock plan in fiscal 2009.

On April 15, 2010, the Board of Directors granted an aggregate award of 900,000 stock options to one executive officer and director and one director. The options vest over a period of three years with an exercise price of $0.65 (fair market value of the Company's common stock as of the date of grant) with expiry of five years from the date of award.

The 2010 Stock Incentive Plan (the "Stock Incentive Plan" or the "Plan") replaces the Company's 2002 Stock Option Plan. While previously granted options under the Company's 2002 Stock Option Plan will remain in effect in accordance with the terms of the individual options, the 2010 Stock Incentive Plan will replace the Company's 2002 Plan for future grants. The Stock Incentive Plan is to be capitalized with 5,000,000 shares. The Stock Incentive Plan authorizes the granting of awards to employees (including officers) of the Company and certain related companies in the form of any combination of (1) options to purchase shares of common stock, (2) stock appreciation rights ("SARs"), (3) shares of restricted common stock ("restricted stock"), (4) shares of deferred common stock ("deferred stock"), (5) bonus stock, and (6) tax-offset payments with respect to any of such awards. The Stock Incentive Plan also authorizes the granting of awards to directors who are not employees or officers of the Company ("Outside Directors") to purchase shares of common stock and related limited SARs and tax-offset payments.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with ESW's Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

This Form 10-K contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of ESW's business. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. ESW undertakes no obligation to publicly release any modifications or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, ESW caution investors that actual financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, ESW. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Risks and uncertainties inherent in forward-looking statements (are set forth in the Risk Factor disclosure contained elsewhere in this report).

OVERVIEW

Environmental Solutions Worldwide Inc. ("ESW" or the "Company") is a publicly traded company engaged through its wholly owned subsidiaries ESW Canada Inc., ESW America Inc. and ESW Technologies Inc. (the "ESW Group of Companies") in the design, development, manufacturing and sales of environmental and emission technologies and services. ESW is currently focused on the North American medium duty and heavy duty diesel engine market for on-road and off-road vehicles as well as the utility engine, mining, marine, locomotive and military industries. ESW also offers engine and after treatment emissions verification testing and certification services.

ESW's focus is to be a leading player in the environmental emissions market by providing leading-edge catalyst technology as well as best-in-class engine and vehicle emissions testing services. The Company's strategy is centered on identifying and deploying resources against its "sweet-spot" products, where ESW has identified its core competencies and differentiation in the marketplace. ESW's core geography focus is North America, and will opportunistically explore business development opportunities in other markets if accretive to the Company in the short term. By focusing financial, human and intellectual capital on ESW's core competencies and markets, the Company is targeting profitable growth in the short term and value creation for its shareholders over the long term.

Factors that are critical to ESW's success include winning new business, obtaining additional regulatory verifications for emission control products, managing and optimizing ESW's manufacturing capabilities to correspond with business needs, maintaining competitive wages and benefits, maximizing efficiencies in its manufacturing processes, and reducing overall costs. In addition, ESW's ability to adapt to key industry trends, such as increasing technologically sophisticated products, changing aftermarket distribution partners, and increasing environmental standards, also plays a critical role in its success. Other factors that are critical to ESW's success include adjusting to environmental and economic challenges such as increases in the cost of raw materials and ESW's ability to offset such cost increases through material substitutions, cost reduction initiatives and other methods.

ESW has made significant efforts to comply with new regulations which came into force in January of 2009. (See ITEM 1. BUSINESS - PRODUCT CERTIFICATION). ESW's Therma Cat(TM) Active Level III Plus catalyst system has been verified by CARB for a variety of on- and off-road engine applications (PM reduction greater than 85%). The Therma Cat(TM) filter system is a combined technology comprised of a chemically coated wire mesh substrate and Diesel Particulate Filter (DPF) combined with an electronically controlled external fuel injection component. The Therma Cat(TM) regeneration process is an electronically controlled exothermic reaction and occurs automatically during normal vehicle operation, transparent to the operator.

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

FISCAL YEAR 2010

In 2010, ESW was focused primarily on: (a) increasing revenues from its verified product line, (b) increasing its distribution network to target key markets segments such as school bus retrofits and government regulated retrofit programs, (c) continuing verification of the Level III product, (d) ensuring ESW's production capabilities are adequate to deliver product to the target markets, and (e) further development of the Xtrm Cat (TM) product for the rail and marine markets.

ESW has made significant investments in research and development and obtaining regulatory approvals for its technologies. The products that ESW is pursuing for verification / certification to cover the following primary technology levels established by CARB:

LEVEL II +

o A high performance Diesel Oxidation Catalyst and filter - PM reduction greater than 50%

LEVEL III +

o Expansion of On Road Active Diesel Particulate Filter verification to include Exhaust Gas Recirculation engines - PM reduction greater than 85%

In addition ESW also intends to verify / certify the Xtrm Cat(TM) product designed for Marine, 2-stroke, Tier 0 and Tier 1, turbocharged EMD 645 and 710 models with the EPA or CARB.

ESW has decided not to further pursue the verification of the LEVEL I technologies based on its 2011 business plan.

ESW believes that with the additional certifications/verification of the above range of products, ESW will cover a significant portion of the market and give ESW the competitive advantage to be the technology of first choice in retrofit and OEM applications. The regulatory approval process with EPA and CARB is complex and requires a lengthy process of durability testing which must precede the final certification/ verification of ESW's products. ESW does not control the timeliness of the certification/verification process; however, ESW has taken steps to ensure the efficacy of ESW's contribution to the certification/verification process.

The cost of developing a complete range of products to meet regulations is substantial. ESW believes that it possesses a competitive advantage in ensuring regulatory compliance by leveraging its Testing and Research facility in Montgomeryville, Pennsylvania to support its certification and verification efforts. ESW has also managed to offset some of these development costs through the application of research grants and tax refunds.

During 2010 ESW has further developed its active independent dealer and support distribution network that has positioned ESW's products as the technology of choice for several key markets. Dealers are fully trained by ESW for a timely distribution and deployment of ESW products. ESW also has an active field sales support team, customer service, installation and training team to allow and support the growth and distribution of ESW products.

ESW's production, sales, technical and design staff at ESW Canada Inc. have sought to ensure that products are able to meet the diverse applications found in on- and off-road vehicles while maximizing product commonality to reduce manufacturing and support costs. ESW's manufacturing and design facility, ESW Canada Inc. has been capitalized to streamline production of its new product line to maximize efficiency. ESW Canada's facilities are leased and the lease term expires on September 30, 2015.

ESW's Tech Center is based in Montgomeryville, Pennsylvania. This facility provides ESW's emission testing laboratories and testing capabilities. The 40,200 square foot facility houses the state-of-the-art Air Testing Services(TM) lab, recognized as capable of performing engine emissions verification test protocols by the EPA, CARB and MSHA. ESW America's facilities are leased and the lease term expires on February 28, 2013.

ESW believes that the ATS group will be available to better service ESW's clientele for engine testing as well as EPA/CARB emissions testing and certification programs. ATS currently provides testing support for ESW`s internal research and development ("R&D") programs. The focus at this facility in 2011 is to continue supporting internal research and development and expand its air testing services to external customers.

Both ESW facilities are in full compliance with ISO 9001:2008. ESW currently holds a full registration certificate effective until March 2013 for ESW America Inc., and January 2013 for ESW Canada Inc.

The field of emission control is very complex and requires a variety of different technologies to be employed. As such, ESW has entered into several strategic alliances to assure access to leading edge technologies and address the needs of ESW's potential customer base. The technology can be either in form of customized precious metal solutions, critical system components or the complete transfer of the entire technology. This approach enables ESW to adapt quickly to an ever-changing marketplace.

In effecting its business plan ESW achieved important goals in fiscal 2010.

o On July 14, 2010, ESW announced through a shareholder letter that the Company has had a substantial increase in its distributor network. The Company has a total of 36 independent contracted distributors with over 230 individual locations. All of the distributors have been trained and certified to install ESW products on vehicles and construction equipment.

o On October 12, 2010, ESW announced that the company's Therma Cat(TM) Active Level III Plus catalyst system verification has been expanded to include an updated sizing chart for On-Road applications. Therma Cat(TM) now meets all current retrofit installation sizing requirements for an even wider variety of 1993 through 2006 model year On-Road vehicles. The system is available up to 375 Horsepower and as per the Company's estimates increase the engine family universe by 21%. The expanded verification has additional end-user benefits and competitive benefits such as a "Swapping Allowance," which provides for an alternate filter to be used in place of the one being cleaned during a scheduled maintenance procedure for the Therma Cat(TM), thereby maximizing the on road availability of a vehicle. In addition, a "Redistribution Allowance" gives customers the ability to move a system from a vehicle being removed from service to one being brought into service, saving money for the customer and minimizing fleet disruption.

o On November 11, 2010, ESW announced that ESW and E Global Solutions ("EGS"), the Company's exclusive New York distributor, participated in a expert panel discussion to provide guidance on New York State and City emission control requirements covering mandated retrofit installation and compliance deadlines for diesel on-road and off-road engines. With deadlines for retrofit compliance in effect, for contractors regulated by New York State, New York City and surrounding counties for emission control requirements for diesel engines ESW views this important market as a significant potential for the Therma Cat (TM) product.

o On November 15, 2010, ESW announced that the company's exclusive New York distributor, EGS, has been awarded a long-term contract with the Metropolitan Transit Authority (MTA) of New York City. The contract provides for EGS to supply ESW's Therma Cat(TM) Level III Plus Active Diesel Particulate Filter
(ADPF) retrofit technology to the authority to satisfy New York State diesel engine emission control requirements. Under the supply and installation contract, EGS will also supply the market leading Therma Cat(TM) ADPF to the Long Island Rail Road, the Triboro Bridge and Tunnel Authority and the Staten Island Rapid Transit Operating Authority. The contract results from the New York State Diesel Emissions Reduction Act, Part 248/249 of 2006. This law mandates that any vehicles over 8500 lbs. powered by diesel engine which are State owned, operated, on behalf of or leased by these agencies must be retrofit with the "best available" technology for the reduction of particulate matter within a determined time period. State-wide, the legislation calls for the retrofit of over 30,000 registered heavy-duty diesel vehicles and engines.

In 2010 ESW made significant positive strides in obtaining wide ranging verifications for products and distribution network for sales. As a result, ESW's revenues in 2010 increased by 239% compared to 2009. However, during the last two quarters of 2010, ESW faced shortages in working capital. The main reasons for the shortage in working capital were: (a) long purchase lead times for key materials and components which was mitigated by increasing levels of inventory; (b) delays in receiving sales orders that the Company had anticipated in 2010 due to significantly longer than anticipated timelines for state, federal and non-profit agencies to submit bids for funded projects, award projects, and release purchase orders; (c) delays in achieving verifications and certifications for certain products; and (d) delays in enforcement of certain regulations in California (Off-road and private fleet rules) and the economic downturn in the United States that affected the construction industry, large capital projects, and ultimately the retrofit market for private and public fleets. The above factors have affected the expected revenue growth of the Company and in turn affected the liquidity position of the Company.

In November 2010, the Company's wholly owned subsidiary, ESW Canada Inc., faced a security margin deficit under the credit facility and obtained a waiver from its commercial lender. Without the waiver, the Company's subsidiary, ESW Canada Inc., would not be in compliance with the current ratio and effective tangible net worth covenants as per the credit agreement. The Company received further waivers from its senior lender for the rest of 2010 and until February 15, 2011.

Effective March 19, 2010, the Company issued $3,000,000 of its 9% convertible debentures (the "Debentures") to five (5) accredited investors. The Debentures were for a term of three (3) years and were convertible into shares of the Company's common stock at the option of the holder by dividing the principal amount of the Debenture to be converted by $0.50. The Debentures had a mandatory conversion feature that required the holders to convert in the event a majority of the Company's pre-existing and outstanding 9% convertible debentures were also converted.

Effective March 25, 2010, the November 2008 and the August 2009 debenture holders agreed to convert all outstanding convertible debentures. The early conversion of the debentures was a condition precedent to the Company's wholly owned subsidiary, ESW Canada Inc., entering into a new credit facility with a Canadian chartered bank. A total of $10,600,000 in principal and $1,176,445 of accrued interest was converted into 43,756,653 shares of restricted common stock. The conversion of the November 2008 and the August 2009 debentures also triggered the mandatory conversion feature on the March 19, 2010 debentures. A total of $3,000,000 in principal and $3,797 in accrued interest was converted into 6,007,595 shares of restricted common stock in connection with the 2010 debentures. With these transactions effective March 25, 2010, the Company has $0 of outstanding convertible debentures and accrued interest.

Effective March 31, 2010 ESW's subsidiary, ESW Canada Inc., entered into a demand revolving credit facility agreement with a Canadian chartered bank to meet working capital requirements. The facility has a credit limit of CAD $4 million. Borrowings under the facility are limited to a percentage of accounts receivable plus a percentage of inventories (capped at $ 1 million or 50% of the accounts receivable portion) less any prior ranking claims. The credit facility is guaranteed by the Company and its subsidiaries ESW Canada Inc., ESW America Inc., BBL Technologies Inc. and ESW Technologies Inc. through a general security agreement over all assets to its senior lender. The facility has been guaranteed to the bank under Export Development Canada's Export Guarantee Program. Borrowings under the credit facility bear interest at 2.25% above the bank's prime rate of interest. Obligations under the revolving credit agreement are collateralized by a first-priority lien on the assets of the Company and its subsidiaries, including, accounts receivable, inventory, equipment and other tangible and intangible property, including the capital stock of all direct subsidiaries. From November 8, 2010, through December 31, 2010 the Company's wholly owned subsidiary ESW Canada, Inc. received waivers of certain financial covenants under its credit agreement with the Canadian chartered bank. Without the waivers, the Company's subsidiary would not be in compliance with certain covenants in the credit agreement. The Company is in the process of securing additional equity finance which will help the Company to comply with the original terms of the credit agreement. The credit facility expires on March 31, 2011 and ESW is working on upgrading or renewing the facility with its current and reviewing options with other senior lenders. The Company is finalising the extension terms but in concept has obtained an extension to May 31, 2011 from its current senior lender.

On November 9, 2010 and December 8, 2010 the Company completed two tranches of a unit offering, each unit was offered at a price of $0.40 and each unit is comprised of one share of the Company's common stock and one, warrant exercisable within two years, for one share of common stock. The Company raised a total of $600,000 and issued 1,500,000 shares of the Company's common stock and 1,500,000 warrants to purchase 1,500,000 shares of the Company's common stock.

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

FISCAL YEAR 2011

In 2011, ESW is focused on optimizing the Company's operations around its "sweet spots" and capturing a greater market share in the catalytic converter and emissions testing markets whilst ensuring profitable growth as compared to 2010. The key factors that are in ESW's favour are: (a) continued regulatory push for emissions reductions in the United States, (b) additional funding available from public agencies, (c) a market-leading Level III active catalytic converter technology and an established distribution network in North America, and (d) opportunities to market to third parties its CARB and EPA recognized emissions and durability testing services.

ESW believes that it can maintain and grow its business by pursuing the following strategy:

     o Focus on delivering controlled and profitable growth to its shareholders.

     o Center the Company's sales strategy around identified "sweet-spots" that will allow manufacturing efficiency gains and optimized resource allocation.

     o Educate the end customers about the technology and ensure realistic delivery timeline expectations.

     o    Enhance scheduling and customer service functions and importance.

     o Locate recurring revenue opportunities and focus sales efforts on such opportunities.

     o    Work with vendors to optimize ESW's material buys and lead times.

     o Constantly review operations, processes, product under a Continuous Improvement / Performance Based culture.

To deliver against this strategic intent, in February 2011, ESW secured $3 million in additional financing through certain note subscription agreements and issued unsecured subordinated promissory notes to affiliate shareholders. Proceeds of the notes, along with available cash, will be used to fund working capital, planned capital investments and other general corporate purposes. With the proceeds of the loan, the Company and its subsidiaries are in compliance with covenant obligations under the credit agreement with its senior lender dated March 10, 2010 for which the Company and subsidiaries had previously obtained waivers of covenant obligations that expired February 15, 2011.

The Company is also pursuing a rights offering of the Company's common stock at a sale price of $0.12 per share. The Company plans to offer rights to existing shareholders of record on the offering date to purchase approximately $6.5 million in shares of common stock. The rights offering is expected to raise at least an incremental $3.5 million of cash for the Company and will also permit all subordinated lenders to exchange their unsecured subordinated promissory notes (and the other notes paid in-kind for the payment of interest under the notes) for shares of common stock under the offering. The offering is expected to be completed by June 17, 2011. The additional capital anticipated to be raised by the rights offering is expected to give ESW the opportunity to execute against its short term and medium term plans.

COMPARISON OF YEAR ENDED DECEMBER 31, 2010 TO YEAR ENDED DECEMBER 31, 2009

RESULTS OF OPERATIONS

Revenues for the year ended December 31, 2010 increased by $7,361,747, or 239.4 percent, to $10,437,145 from $3,075,398 for the year ended December 31, 2009. The increase in revenue is mainly related to sales of ESW's verified Therma Cat
(TM) Level III products, further complemented by sales of the Xtrm Cat (TM) product. In 2009, the Company focused its efforts on achieving verifications for its Therma Cat (TM) Level III product.

Cost of sales as a percentage of revenues for year ended December 31, 2010 was
69.6 percent compared to 58.9 percent for the year ended December 31, 2009. The gross profit for the year ended December 31, 2010 was 30.4 percent as compared to a gross margin of 41.1 percent for the year ended December 31, 2009. The increase in cost of sales as a percentage of revenue in the current period is due to increased labour costs involved in ramping up of operations to meet customer orders; the 2010 level of manufacturing labour could support a higher level of operations. The increase in cost of sales is also related to a steady increase in cost of precious metals during the year. In addition, the Company also wrote down $195,293 of inventory in the fourth quarter of 2010 due to discontinued product lines or product modifications.

Marketing, office and general expenses for the year ended December 31, 2010 increased by $1,389,792 or 41.7 percent, to $4,719,362 from $3,329,570 for the year ended December 31, 2009. The increase is primarily due to increases in the following areas: sales and marketing salaries and wages and selling expenses grew by $474,351 attributed to an increased focus on business development and product marketing efforts, and the addition of a customer service and support department. Administration salaries and wages were higher by $391,532; due to increased administration staff to support the transition and growth of the Company and the Company's implementation of a centralised enterprise resource planning system. Plant related expenses were higher by $151,891 as a result of increased manufacturing activity increasing the cost of consumables, shop supplies, equipment repair and maintenance costs. Investor relations expense increased by $62,929 mainly related to legal fees and fees related to an investor relations firm used by the Company. General and administration cost increased by $333,785 mainly due to the increased finance and guarantee charges in connection with the Company's Line of Credit with its secured lender and increased business insurance expenses. These increases were offset by a decrease in facility costs of $24,696 as a larger portion of overheads applied to the cost of sales.

Research and development ("R&D") expenses for the year ended December 31, 2010 decreased by $146,604, or 15.8 percent to $783,944 from $930,548 for the year ended December 31, 2009. ESW incurred R&D expenses associated with the verification and expansion of engine family sizes of its Therma Cat (TM) Active Level III Plus Diesel Particulate Filter, as well as the verification of its locomotive and marine products and the certification of its Level II product. During the year ended December 31, 2010 the Company received grant money for its R&D activities amounting to $143,375 as compared to $168,753 for the year ended December 31, 2009.

Officers' compensation and directors' fees for the year ended December 31, 2010 increased by $281,610 or 41.9 percent, to $954,054 from $672,444 for the year ended December 31, 2009. The increase is mainly due to the addition of two outside directors in 2010, a wage increase for an officer of the Company retroactive to January 2010, stock based compensation expense for the April 2010 stock options and the effect of exchange rate differences on Canadian Dollar ("CAD") contracts for officers of the Company.

Consulting and professional fees for the year ended December 31, 2010 increased by $235,361 to $451,345 from $215,984 for the year ended December 31, 2009. The increase is mainly attributed to increased legal fees associated with the closing of a demand revolving credit facility agreement with a Canadian chartered bank, legal fees related to the renewal of the Company's Canadian subsidiary's lease agreement, increased audit and other fees related to Sarbanes-Oxley 404, as well as general consulting fees.

Foreign exchange loss for the year ended December 31, 2010 amounted to $103,256. For the year ended December 31, 2009 foreign exchange gain amounted to $10,035. This is a result of the fluctuation in the exchange rate of the Canadian Dollar relative to the United States Dollar.

Depreciation and amortization expense for the year ended December 31, 2010 decreased by $286,112, or 25.5 percent to $837,448 from $1,123,560 for the year ended December 31, 2009.

Loss from operations for the year ended December 31, 2010 decreased by $345,083 or 6.9 percent to $4,673,760 from $5,018,843 for the year ended December 31, 2009. The decrease is mainly due to increased revenues in the current year offset by an increase in costs.

Interest expense on long-term debt was $183,858 for the year ended December 31, 2010 as compared to $ 870,632 for the year ended December 31, 2009. Amortization of deferred costs amounted to $117,131 and long- term debt accretion amounted to $768,981 for the year ended December 31, 2010 as compared to $19,912 and $27,019 respectively for the year ended December 31, 2009. As of December 31, 2010, ESW has no debt outstanding related to the convertible debentures.

Effective March 25, 2010, the November 2008 and the August 2009 debenture holders agreed to convert all outstanding convertible debentures as per the terms of the respective debenture agreements. The early conversion of the debentures was a condition precedent to the Company's wholly owned subsidiary ESW Canada Inc., entering into a new credit facility with a Canadian chartered bank. The conversion of the November 2008 and the August 2009 debentures also triggered the mandatory conversion feature on the March 19, 2010 debentures. As part of the agreement to convert all existing convertible debentures the Company has paid a premium as an inducement to convert all debentures. The premium was payable to all converting debenture holders and was subject to a positive fairness opinion, approval by a Fairness Committee consisting of independent directors of the Company's Board of Directors and an increase in the share capital of the Company. The premium consisted of 4,375,668 shares of common stock. As the Company did not have sufficient authorized shares as of the date of conversion of the debentures to fulfill the premium, the premium was recorded as an advance share purchase agreement at fair market value $2,909,872 at March 31, 2010. The agreement is without interest, subordinated to the bank's position and payable in a fixed number of common shares (4,375,668 shares) of the Company upon increase in the authorized share capital of the Company. Subsequently, as of October 14, 2010, the Company has re-valued the advance share purchase agreement at fair market value $1,662,753 with a $1,247,119 gain recorded in the consolidated statements of operations and comprehensive loss. Effective November 30, 2010, the Company issued an aggregate of 4,375,668 restricted shares of common stock to thirteen (13) prior debenture holders in connection with the early conversion of their debentures and settled the obligation. In summary, the fair value of the advanced share subscription was dependent on the market price of the Company's common stock, as the Company did not have sufficient available authorized common shares until October 14, 2010 to fulfill this obligation. The advanced share subscription was re-valued based on the market price of the Company's common stock at the end of each reporting period and until authorized common shares were available for issuance. The resulting revaluations caused gains or losses on the consolidated statement of operations and comprehensive loss.

The Share Subscription Agreement for the 2010 Debentures contains an exchange feature. The exchange feature provides that if within twelve months from March 19, 2010, the Company enters into or closes another financing or other transaction (which for securities law purposes would be integrable with the offer and sale of the Securities) on terms and conditions more favourable to another purchaser, the terms and conditions of the 2010 Debentures shall be adjusted to reflect the more favourable terms. On December 31, 2010, the Company evaluated the fair value of the exchange feature based on the probability of closing another financing by March 18, 2011 and the fair value of the number of incremental shares to be issued at a lower estimated issue price. The probability of closing another financing by March 18, 2011 was estimated to be 100% on December 31, 2010. The fair value of the Company's common stock is determined by the closing price on the valuation date. At December 31, 2010, an exchange feature liability of $1,680,000 is recorded for the 2010 Debentures in these consolidated financial statements with a $1,680,000 expense related to change in fair value of exchange feature liability recorded in the consolidated statements of operations and comprehensive loss.

Effective November 9, 2010 and December 8, 2010, the Company has closed on its first tranche and second tranche of a unit offering in the amount of $300,000 per tranche for gross proceeds of $600,000 whereby the Company issued 1,500,000 units ("the unit offering") (see Note 12). The Share Subscription Agreement for the units contains an exchange feature which provides that if within six months from effective date of closing, the Company enters into or closes another financing or other transaction (which for securities law purposes would be integrable with the offer and sale of the Securities) on terms and conditions more favourable to another purchaser, the terms and conditions of the unit offering shall be adjusted to reflect the more favourable terms. On November 9, 2010, December 8, 2010 and December 31, 2010, the Company evaluated the fair value of the exchange feature based on the probability of closing another financing within six months and the fair value of the number of incremental shares and warrants to be issued at a lower estimated issue price for units. The fair value of the Company's common stock is determined by the closing price on the valuation date and the fair value of the warrants is determined using a binomial option valuation model. At December 31, 2010, an exchange feature liability of $453,861 is recorded for the unit offering in these consolidated financial statements with $112,649 recorded as the fair value of exchange feature liability on the issuance dates of the unit offering (November 9, 2010 and December 8, 2010) on the consolidated statements of changes in stockholders' equity (deficit) and $341,213 change in fair value of exchange feature liability recorded in the consolidated statements of operations and comprehensive loss on December 31, 2010.

Change in fair value of exchange feature liability for the year ended December 31, 2010 amounted to $2,021,213 as compared to $0 for the year ended December 31, 2009.

Interest on note payable to related party amounted to $11,342 for the year ended December 31, 2010 as compared to $0 for the year ended December 31, 2009. On March 31, 2010, the Company repaid $500,000 principal and $11,342 in interest from the proceeds of the March 19, 2010 convertible debentures.

Loss on disposal of property and equipment amounted to $8,828 for the year ended December 31, 2010 and $1,404 for the same period in the previous year.

LIQUIDITY AND CAPITAL RESOURCES

ESW's principal sources of operating capital have been the proceeds from its various financing transactions. During the year ended December 31, 2010, the Company used $5,875,140 of cash to sustain operating activities compared with $4,353,576 for the year ended December 31, 2009. As of December 31, 2010 and December 31, 2009, the Company had cash and cash equivalents of $13,328 and $632,604, respectively.

Net cash used in operating activities for the year ended December 31, 2010 amounted to $5,875,140. This amount was attributable to the net loss of $9,447,641, plus non cash expenses such as depreciation, amortization, interest and accretion on long term debt, inducement premium on conversion of debentures, exchange feature expense and others of $6,370,409, and a decrease in net operating assets and liabilities of $2,797,908. Net cash used in operating activities for the year ended December 31, 2009 amounted to $4,353,576. This amount was attributable to the net loss of $5,936,952, plus non cash expenses such as depreciation, amortization, interest on long term debt and others of $2,199,407, and a decrease in net operating assets and liabilities of $616,031.

Net cash used in investing activities was $414,188 for the year ended December 31, 2010 as compared to $171,176 for the year ended December 31, 2009. The capital expenditures during the year ended December 31, 2010 were primarily dedicated to production tooling.

Net cash provided by financing activities totalled $5,570,429 for the year ended December 31, 2010, as compared to $3,086,915 provided by financing activities for the year ended December 31, 2009. In the current period $2,919,375 (net of debt issuance costs of $80,625) was provided through issuance of convertible debentures, $3,312,254 was borrowed under ESW's senior credit facility and $723,431 was repaid to Royal Bank of Canada prior to closing the facility, $500,000 repayment of promissory note to related party, $576,000 (net of $24,000 broker fees related to share subscription) was received through the issuance of common stock and $13,769 repaid under capital lease obligation.

Based on ESW's current operating plan, management believes that at December 31, 2010 cash balances, anticipated cash flows from operating activities, and the appropriate borrowings from other financing sources, such as the issuance of debt or equity securities, will be sufficient to meet our working capital needs on a short-term basis. Overall, capital adequacy is monitored on an ongoing basis by our management and reviewed quarterly by the Board of Directors.

The industry that ESW operates in is capital intensive and there is a timing issue bringing product to market which is considered normal for this industry. There is a timing difference between awards of funding and the final funding released by the regulatory agencies which also affect revenues. ESW continues to invest in research and development to prove up its technologies and bring them to the point where its customers have a high confidence level allowing them to place larger orders. The length of time a customer needs to build confidence in ESW's technologies cannot be predetermined and as a result, ESW has sustained operating losses as a result of not generating sufficient sales to generate a profit from operations. In 2011 ESW plans to adjust it business to correct for these issues.

During 2010 and 2009 ESW did not produce sufficient cash from operations to support its expenditures. The November / December 2010 $600,000 gross sale of common stock; the March 19, 2010, $3 million offering of convertible debentures; the August 28, 2009 $1.6 million offering of convertible debentures; the November 3, 2008 $6.0 million offering of convertible debentures; along with continued borrowing on ESW's credit facility, a short term loan from a shareholder and past director of the Company; and the exercise of outstanding options, afforded ESW the opportunity to support its operations and to execute its business plan. ESW's principal use of liquidity is to provide working capital availability and to finance any further capital expenditures or tooling needed for production.

Effective March 25, 2010, all convertible debentures holders converted all outstanding convertible debentures as per the terms of the respective debenture agreements. The early conversion of the debentures was a condition precedent to the Company's wholly owned subsidiary ESW Canada entering into a new credit facility with a Canadian chartered bank.

Effective March 31, 2010, ESW's subsidiary, ESW Canada Inc., entered into a demand revolving credit facility agreement with a Canadian chartered bank to meet working capital requirements. The facility has a credit limit of CAD $4 million. Borrowings under the facility are limited to a percentage of accounts receivable plus a percentage of inventories (capped at CAD $ 1 million or 50% of the accounts receivable portion) less any prior ranking claims.

ESW anticipates certain capital expenditures in 2011 related to the general operation of its business as well as to upgrade the air testing facilities in Montgomeryville, Pennsylvania. ESW does not expect that total capital expenditures for 2011 will amount to more than $1,400,000.

The press release dated July 14, 2010 stated that the Company's management and Board of Directors were analyzing capital raising opportunities, including but not limited to pursuing a listing in a broader stock exchange. In February 2011, ESW announced that it had secured $3 million in additional financing through certain note subscription agreements and issued unsecured subordinated promissory notes. Proceeds of the notes, along with available cash, will be used to fund working capital, planned capital investments and other general corporate purposes. The Company further approved plans for a rights offering of the Company's common stock, at a sale price of $0.12 per share whereby the Company plans to offer rights to existing shareholders on the offering date to purchase approximately $6.5 million in shares of common stock, the rights offering is expected to raise at least an incremental $3.5 million of cash for the Company. The Company at the present time has put on hold its plans for listing on a big board stock exchange and will concentrate its efforts on revenue, operations and cost containment measures.

This capital will be used to fund working capital and capital expenditure needs. As the anticipated revenue of the Company grows, it is anticipated that profitability and cash flow will grow at a faster pace. This will also be largely dependent on the success of ESW's initiatives to streamline its infrastructure and drive its operational efficiencies across the Company.

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

ESW has 700,000 Class A special shares, authorized, issued and outstanding, recorded at $453,900 (based on the historical exchange rate at the time of issuance). The Class A special shares were issued by ESW's wholly-owned subsidiary BBL Technologies, Inc. ("BBL") without par value, and are redeemable on demand by the holder of the shares which is a private Ontario Corporation at CAD $700,000 (which translates to $703,801 USD at December 31, 2010). As the Class A special shares are issued by ESW's wholly-owned subsidiary BBL, the maximum value upon which ESW is liable is the net book value of BBL. As of December 31, 2010, BBL has an accumulated deficit of $ USD $1,192,858 (CAD $1,845,375 as at December 31, 2010) (2009 USD $1,187,506 which equates to CAD
$1,839,864) and therefore, the holder would be unable to redeem the redeemable Class A special shares at their ascribed value.

DEBT STRUCTURE

Effective March 25, 2010, the November 2008 and the August 2009 debenture holders agreed to convert all outstanding convertible debentures as per the terms of the respective debenture agreements. The early conversion of the debentures was a condition precedent to the Company's wholly owned subsidiary ESW Canada entering into a new credit facility with its senior lender. A total of $10,600,000 in principal and $1,176,445 of accrued interest was converted into 43,756,653 shares of restricted common stock. The conversion of the November 2008 and the August 2009 debentures also triggered the mandatory conversion feature on the March 19, 2010 debentures. A total of $3,000,000 in principal and $3,797 in accrued interest was converted into 6,007,595 shares of restricted common stock. With these transactions effective March 25, 2010 the Company has $0 of convertible debentures and accrued interest on convertible debenture.

As part of the agreement to convert all existing convertible debentures the Company has paid a premium as an inducement to convert all debentures. The premium was payable to all converting debenture holders and was subject to a positive fairness opinion, approval by a Fairness Committee consisting of independent directors of the Company's Board of Directors and an increase in the share capital of the Company. The premium consisted of 4,375,668 shares of Common Stock. As the Company did not have sufficient authorized shares as of the date of conversion of the debentures to fulfill the premium, the premium had been recorded as an advance share purchase agreement at fair market value $2,909,872 as at March 31 2010, the agreement was without interest, subordinated to the banks position and payable in a fixed number of common shares of the Company upon increase in the authorized share capital of the Company. Subsequently at the end of each reporting period and as of October 14, 2010 The Company has re-valued the advance share purchase agreement at fair market value $1,662,753 with a $1,247,119 gain recorded in the consolidated statements of operations and comprehensive Income / (loss).

The Share Subscription Agreement for the 2010 Debentures contains an exchange feature. The exchange feature provides that if within twelve months from March 19, 2010, the Company enters into or closes another financing or other transaction (which for securities law purposes would be integrable with the offer and sale of the Securities) on terms and conditions more favourable to another purchaser, the terms and conditions of the 2010 Debentures shall be adjusted to reflect the more favourable terms. On December 31, 2010, the Company evaluated the fair value of the exchange feature based on the probability of closing another financing by March 18, 2011 and the fair value of the number of incremental shares to be issued at a lower estimated issue price. The probability of closing another financing by March 18, 2011 was estimated to be 100% on December 31, 2010. The fair value of the Company's common stock is determined by the closing price on the valuation date. At December 31, 2010, an exchange feature liability of $1,680,000 is recorded for the 2010 Debentures in these consolidated financial statements with a $1,680,000 expense related to change in fair value of exchange feature liability recorded in the consolidated statements of operations and comprehensive loss.

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

As at December 31, 2010, convertible debentures and corresponding accrued interest amounted to $0. As at December 31, 2009, convertible debentures amounted to $10,334,513 net of deferred costs of $36,506 and debt discount of $228,981 with corresponding accrued interest of $996,385.

On December 29, 2009, the Company issued a $500,000 unsecured subordinated promissory note to a former member of the Company's Board of Directors with interest accruing at the annual rate of 9%. Upon the Company completing a financing for the gross sum of $2 million dollars or more or in the event the Company did not complete a financing by March 31, 2010, this note would have been payable upon demand of the holder.

From the proceeds of the March 2010 offering, the Company repaid $500,000 principal and $11,342 interest of the December 29, 2009 unsecured subordinated promissory note. As at December 31, 2010, promissory note due to related party and corresponding accrued interest amounted to $0. At December 31, 2009, promissory note due to related party and corresponding accrued interest amounted to $500,000.

In 2007, ESW's subsidiary, ESW Canada Inc., entered into a $2.5 million revolving credit facility with RBC to finance orders on hand. Effective September 2, 2008, the agreement was amended to extend the term of the agreement through June 30, 2009 and effective August 21, 2009, the term of the secured commercial loan agreement with RBC was extended through April 30, 2010. The amended arrangement provided for a revolving facility available by way of a series of term loans of up to $750,000 to finance future production orders. The credit facility was guaranteed by the Company and its subsidiary ESW Canada Inc., through the pledge of their assets to RBC. The facility had been guaranteed to the bank under Export Development Canada ("EDC") pre-shipment financing program. Borrowings under the revolving credit agreement bear interest at 1.5% above the bank's prime rate of interest. Effective March 31, 2010, all borrowings under the RBC facility were repaid from the proceeds of the March 19, 2010 convertible debenture financing and the facility with RBC was closed. As of December 31, 2010, $0 was owed under the aforementioned facility. As at December 31, 2009, $713,037 was outstanding and due to RBC under the credit facility.

Effective March 31, 2010 ESW's subsidiary, ESW Canada Inc., entered into a demand revolving credit facility agreement with a Canadian chartered bank, to meet working capital requirements. The facility has a credit limit of CAD $4 million. Borrowings under the facility are limited to a percentage of accounts receivable plus a percentage of inventories (capped at CAD $1 million or 50% of the accounts receivable portion) less any prior ranking claims. The credit facility is guaranteed by the Company and its subsidiaries ESW Canada Inc., ESW America Inc., BBL Technologies Inc., and ESW Technologies Inc., through a general security agreement over all assets to its senior lender. The facility has been guaranteed to the bank under EDC's Export Guarantee Program. Borrowings under the credit facility bear interest at 2.25% above the bank's prime rate of interest. Obligations under the revolving credit agreement are collateralized by a first-priority lien on the assets of the Company and its subsidiaries, including, accounts receivable, inventory, equipment and other tangible and intangible property, including the capital stock of all direct subsidiaries.

The terms relating to the credit agreement specifically note that the Company maintain a tangible net worth of at least $4.0 million. The credit agreement contains, among other things, covenants, representations and warranties and events of default customary for a facility of this type for the Company and its subsidiaries. Such covenants include certain restrictions on the incurrence of additional indebtedness, liens, acquisitions and other investments, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other repurchases in respect of capital stock, voluntary prepayments of certain other indebtedness, capital expenditures and transactions with affiliates, subject to certain exceptions. Under certain conditions amounts outstanding under the credit agreements may be accelerated. Such events include failure to comply with covenants, breach of representations or warranties in any material respect, non-payment or acceleration of other material debt, entry of material judgments not covered by insurance, or a change of control of the Company.

As at December 31, 2010, $3,424,899 was owed under the senior credit facility. From November 8, 2010 through December 31, 2010 the Company's wholly owned subsidiary, ESW Canada Inc., received waivers of certain financial covenants under its credit agreement with its senior lender. Without the waivers, the Company's subsidiary would not be in compliance with certain covenants in the credit agreement.

ESW's ability to service its indebtedness, other obligations and commitments in cash will depend on its future performance, which will be affected by prevailing economic conditions, financial, business, regulatory and other factors. Certain of these factors are beyond ESW's control. ESW believes that, based upon its current business plan and anticipated capital raise it will be able to meet its debt service obligations when due. Significant assumptions underlie this belief, including, among other things, that ESW will be successful in implementing its business strategy, that some of ESW's new products that have received verification from the appropriate regulatory authorities will obtain customer and market acceptance, and that there will be no material adverse developments in ESW's business, liquidity or capital requirements. If ESW cannot generate sufficient cash flow from operations to service its indebtedness and to meet other obligations and commitments, ESW might be required to refinance or to dispose off assets to obtain funds for such purpose. There is no assurance that refinancing or asset dispositions or raising funds from sales of equity or otherwise could be effected on a timely basis or on satisfactory terms. In such circumstance, ESW would have to issue shares of its common stock as repayment of these obligations, which would be of a dilutive nature to ESW's present shareholders.

CONTRACTUAL OBLIGATIONS

LEASES

Effective November 24, 2004, the Company's wholly-owned subsidiary, ESWA, entered into a lease agreement for approximately 40,220 square feet of leasehold space at 2 Bethlehem Pike Industrial Center, Montgomery Township, Pennsylvania. The leasehold space houses the Company's research and development facilities. The lease commenced on January 15, 2005 and expired January 31, 2010. Effective October 16, 2009, the Company's wholly-owned subsidiary ESW America, Inc. entered into a lease renewal agreement with Nappen & Associates for the leasehold property at Pennsylvania. There were no modifications to the original economic terms of the lease under the lease renewal agreement. Under the terms of the lease renewal, the lease term will now expire February 28, 2013.

Effective December 20, 2004, the Company's wholly-owned subsidiary, ESWC, entered into an offer to lease agreement for approximately 50,000 square feet of leasehold space in Concord, Ontario, Canada. The leasehold space houses the Company's executive offices and a high volume manufacturing plant. The possession of the leasehold space took place on May 24, 2005 and the term of the lease was extended to September 30, 2010. ESWC renewed its lease agreement at the current property for an additional five year term. The renewed lease period commenced on October 1, 2010 and ends on September 30, 2015.

The following is a summary of the minimum annual lease payments, for both leases.

                                    YEAR

                          2011              $460,801
                          2012               460,801
                          2013               312,520
                          2014               289,986
                          2015               217,489
                                          ----------
                                          $1,741,597
                                          ==========

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

CAPITAL LEASE OBLIGATION

The Company is committed to the following lease payments in connection with the acquisition of equipment under capital leases:

                                      YEAR

                                               2011          $ 4,385
                                               2012            1,047
                                                             -------
                                               TOTAL           5,432

                   Less imputed interest                        (390)
                                                             -------
                   Total obligation under capital lease        5,042

                   Less current portion                      ( 3,552)
                                                             -------
                   TOTAL LONG-TERM PORTION                   $ 1,490
                                                             =======

The Company incurred $2,374 and $6,354 of interest expense on capital lease obligation for the years ended December 31, 2010 and 2009, respectively.

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

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, ESW America Inc. ("ESWA"), ESW Technologies Inc. ("ESWT"), ESW Canada Inc. ("ESWC") and BBL Technologies Inc. ("BBL"). All inter-company transactions and balances have been eliminated on consolidation. Amounts in the consolidated financial statements are expressed in US dollars.

ESTIMATES

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported period. Actual results could differ from those estimates. Significant estimates include amounts for impairment of property plant and equipment, intangible assets, share based compensation, inventory, redeemable class A special shares, convertible debentures, valuation of warrants, accrued liabilities and accounts receivable exposures.

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

Accounts Receivable and Concentrations of Credit Risk: The Company performs on-going credit evaluations of its customers' financial condition and generally does not require collateral from its customers. Three of its customers accounted for 21%, 19%, and 13%, respectively, of the Company's revenue in the fiscal year 2010 and 48%, 21%, and 13%, respectively, of its accounts receivable as of December 31, 2010. Three of its customers accounted for 45%, 20%, and 9%, respectively, of the Company's revenue in the fiscal year 2009 and 27%, 11%, and 25%, respectively, of its accounts receivable as of December 31, 2009.

As at December 31, 2010, the Company believes that the allowance for uncollectible accounts sufficiently covers any credit risk related to past due accounts receivable balances.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is estimated and recorded based on management's assessment of the credit history with the customer and current relationships with them. On this basis management has determined that an allowance for doubtful accounts of $70,028 and $6,637 was appropriate as at December 31, 2010 and 2009, respectively.

INVENTORY

Inventory is stated at the lower of cost or market determined using the first-in first-out method. Inventory is periodically reviewed for use and obsolescence, and adjusted as necessary. Inventory consists of raw materials, work in progress and finished goods.

PROPERTY, PLANT AND EQUIPMENT UNDER CONSTRUCTION

The Company capitalizes customized equipment built to be used in the future day to day operations at cost. Once complete and available for use, the cost for accounting purposes is transferred to property, plant and equipment, where normal depreciation rates apply.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, generally 5 to 7 years. Maintenance and repairs are charged to operations as incurred. Significant renewals and betterments are capitalized. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated discounted cash flow used in determining the fair value of the asset. ESW conducted a test for impairment as of December 31, 2010 and 2009, and found no impairment.

INTERNAL-USE SOFTWARE

ESW capitalizes costs related to computer software obtained or developed for internal use. Software obtained for internal use is an enterprise-level business and finance software that ESW is customizing to meet specific operational needs. Costs incurred in the development phase are capitalized and amortized over the useful life of the internal use software, which is generally from three to five years. Capitalized internal-use software development costs for a project which is not yet complete is included as Internal-use Software under Development in the consolidated balance sheet. Capitalization of such costs ceases at the point at which the project is substantially complete and ready for its intended purpose. Costs capitalized during for the years ended December 31, 2010 and 2009 were $126,340 and $0, respectively.

PATENTS AND TRADEMARKS

Patents and trademarks consist primarily of the costs incurred to acquire them from an independent third party. Accounting Standards Codification ("ASC") Topic 350 requires intangible assets with a finite life be tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated discounted cash flow used in determining the fair value of the asset. ESW conducted a test for impairment as of December 31, 2010 and 2009 and found no impairment.

Patents and trademarks are being amortized on a straight-line basis over their estimated life of ten years. Amortization expense for the year ended December 31, 2010 and 2009 was $213,212 and $212,792 respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC Topic 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

Included in the ASC Topic 820 framework is a three level valuation inputs hierarchy with Level 1 being inputs and transactions that can be effectively fully observed by market participants spanning to Level 3 where estimates are unobservable by market participants outside of the Company and must be estimated using assumptions developed by the Company. The Company discloses the lowest level input significant to each category of asset or liability valued within the scope of ASC Topic 820 and the valuation method as exchange, income or use. The Company uses inputs which are as observable as possible and the methods most applicable to the specific situation of each company or valued item.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, notes payable to related party, bank loan, redeemable Class A special shares and capital lease obligation approximate fair value because of the short-term nature of these items. Per ASC Topic 820 framework these are considered Level 2 inputs where estimates are unobservable by market participants outside of the Company and must be estimated using assumptions developed by the Company.

The advance share subscription was classified as a liability and periodically marked to market until October 14, 2010 (see Note 10). The fair value of the advance share subscription obligation was determined by the cash settlement value at the end of each period based on the closing price of the Company's common stock and might be adversely affected by a change in the price of the Company's common stock. Per ASC Topic 820 framework this was considered a Level 1 input.

The exchange feature liability is classified as a liability and periodically marked to market. The fair value of the exchange feature liability is determined by the cash settlement value at the end of each period based on the closing price of the Company's common stock and might be adversely affected by a change in the price of the Company's common stock. Per FAS 157 framework these are considered a Level 1 input.

Interest rate risk is the risk that the value of a financial instrument might be adversely affected by a change in the interest rates. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposure through its normal operating and financing activities.

REVENUE RECOGNITION

The Company derives revenue primarily from the sale of its catalytic products. In accordance with ASC Topic 605, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the amount is fixed or determinable, risk of ownership has passed to the customer and collection is reasonably assured.

The Company also derives revenue (less than 1.5% in 2010 and 3.0% in 2009 of total revenue) from providing air testing and environmental certification services. Revenues from these services are recognized upon performance.

LOSS PER COMMON SHARE

Loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the year. Common stock equivalents are excluded from the computation of diluted loss per share when their effect is anti-dilutive.

Therefore diluted loss per share has not been calculated for 2010 and 2009 (see
Note 16).

INCOME TAXES

Income taxes are computed in accordance with the provisions of ASC Topic 740, which requires, among other things, a liability approach to calculating deferred income taxes. SFAS 109 requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The guidance requires the Company to make certain estimates and judgments about the application of tax law, the expected resolution of uncertain tax positions and other matters. In the event that uncertain tax positions are resolved for amounts different than the Company's estimates, or the related statutes of limitations expire without the assessment of additional income taxes, the Company will be required to adjust the amounts of the related assets and liabilities in the period in which such events occur.

Such adjustments may have a material impact on ESW's income tax provision and results of operations. Note 11 to the consolidated financial statements describes the guidance and the effects on results of operations and financial position arising from its adoption.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company follows ASC Topic 360, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the assets' carrying amounts may not be recoverable. In performing the review for recoverability, if future undiscounted cash flows (excluding interest charges) from the use and ultimate disposition of the assets are less than their carrying values, an impairment loss represented by the difference between its fair value and carrying value, is recognized. Management reviewed the related assets for impairment in the fourth quarter and found no impairment.

RESEARCH AND DEVELOPMENT

The Company is engaged in research and development work. Research and development costs, are charged as operating expense of the Company as incurred. Any grant money received for research and development work is used to offset these expenditures. For the years ended December 31, 2010 and 2009, the Company expensed $783,944 and $930,548 net of grant revenues, respectively, towards research and development costs. The expense excluding grant revenues used to offset research and development costs for the years ended December 31, 2010 and 2009 amounted to $927,319 and $1,099,301. In 2010 and 2009, grant money amounted to $143,375 and $168,753, respectively.

FOREIGN CURRENCY TRANSLATION

The consolidated financial statements have been translated into U.S. dollars in accordance with ASC Topic 830. All monetary items have been translated using the exchange rates in effect at the balance sheet date. All non-monetary items have been translated using the historical exchange rates at the time of transactions. Income statement amounts have been translated using the average exchange rate for the year. Translation adjustments that arise from translating the financial statements of the Company's foreign subsidiaries from local currency to U.S. dollars are recorded in other comprehensive income component of stockholders' equity (deficit).

COMPREHENSIVE INCOME

ASC Topic 830 establishes standards for reporting and display of comprehensive income and its components. As of December 31, 2010 and 2009, accumulated other comprehensive income is reported as a component of stockholders' equity (deficit). Other comprehensive income includes only foreign currency translation adjustments.

PRODUCT WARRANTIES

The Company provides for estimated warranty costs at the time of sale and accrues for specific items at the time their existence is known and the amounts are determinable. The Company estimates warranty costs using standard quantitative measures based on industry warranty claim experience and evaluation of specific customer warranty issues. The Company currently records warranty costs as 2% of revenue. As of December 31, 2010 and 2009, $102,793 and $40,290, respectively, was accrued against warranty provision and included in accrued liabilities. For the years ended December 31, 2010 and 2009, the total warranty, service, service travel and installation costs included in cost of sales was $224,766 and $38,209, respectively.

SEGMENTED REPORTING

ASC Topic 280 changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers.

The Company also derives revenue (less than 1.5% in 2010 and 3.0% in 2009 of total revenue) from providing air testing and environmental certification services. For the years ended December 31, 2010 and 2009, all revenues were generated from the United States. As of December 31, 2010 and 2009, $1,182,263 and $1,662,243, respectively, of property, plant and equipment is located at the air testing facility in Pennsylvania and all remaining long lived assets are located in Concord, Ontario.

RECENTLY ISSUED ACCOUNTING STANDARDS

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Update ("ASU" or "Update") No. 2010-06, Improving Disclosures about Fair Value Measurements ("ASU 2010-06") (codified within ASC Topic 820, Fair Value Measurements and Disclosures). ASU 2010-06 improves disclosures originally required under SFAS No. 157. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2009, and for interim periods within those years. The adoption of the guidance did not have a material effect on the Company's consolidated financial position, results of operations, cash flows or related disclosures.

In December 2009, the FASB issued ASU 2009-16, Transfers and Servicing (Topic
860) - Accounting for Transfers of Financial Assets ("ASU 2009-16"). ASU 2009-16 amends the accounting for transfers of financials assets and will require more information about transfers of financial assets, including securitizations, and where entities have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 is effective at the start of a reporting entity's first fiscal year beginning after November 15, 2009, with early adoption not permitted. The adoption of the guidance did not have a material effect on the Company's consolidated financial position, results of operations, cash flows or related disclosures.

In October 2009, the FASB issued ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing ("ASU 2009-15"). ASU 2009-15 amends the accounting and reporting guidance for debt (and certain preferred stock) with specific conversion features or other options. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009. The adoption of the guidance did not have a material effect on the Company's consolidated financial position, results of operations, cash flows or related disclosures.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In August 2010, the FASB issued ASU No. 2010-22, Accounting for Various Topics - Technical Corrections to SEC Paragraphs this update amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics. The Company is assessing the potential effect this guidance will have on its consolidated financial statements.

In August 2010, the FASB issued ASU No. 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules. This updates various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. The Company is assessing the potential effect this guidance will have on its consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition - Milestone Method. The objective of this Update is to provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The Company does not anticipate that the adoption of this pronouncement will have a significant effect on its consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-013, Compensation - Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades a consensus of the FASB Emerging Issues Task Force. ASU 2010-13 addresses the classification of an employee share-based award with an exercise price denominated in the currency of a market in which the underlying equity security trades. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company will comply with the additional disclosures required by this guidance upon its adoption in January 2011.

In October 2009, the FASB issued ASU No. 2009-13, Multiple Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force ("ASU 2009-13") (codified within ASC Topic 605). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently assessing the impact of ASU 2009-13 on its consolidated financial position, results of operations and cash flows.

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

FOREIGN EXCHANGE RISK

ESW's foreign subsidiaries conduct their businesses in local currency predominantly the Canadian Dollar. ESW's exposure to foreign currency transaction gains and losses is the result of certain net receivables due from its foreign subsidiaries. ESW's exposure to foreign currency translation gains and losses also arises from the translation of the assets and liabilities of its subsidiaries to U.S. dollars during consolidation. ESW recognized a translation gain of $21,166 in 2010 as compared to a gain of $173,857 in 2009 reported as other comprehensive income in the consolidated statements of changes in stockholders' equity / (deficit), ESW recognized a translation loss of $103,256 as compared to a loss of $10,035 in 2009 reported as foreign exchange loss in the consolidated statements of operations and comprehensive loss primarily as a result of exchange rate differences between the U.S. dollar and the Canadian dollar.

ESW's strategy for management of currency risk relies primarily upon conducting its operations in the countries' respective currency and ESW may, from time to time, engage in hedging intended to reduce its exposure to currency fluctuations. At December 31, 2010, ESW had no outstanding forward exchange contracts.

INTEREST RATE RISK

ESW invests in highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase. These investments are fixed rate investments. Investments in fixed rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. However due to the limited amount of investment in such securities and their terms restricted to three months or less, ESW does not expect the impact on these investments to be material. At December 31, 2010 and 2009, ESW had no investments.

The interest payable on one of ESW`s subsidiaries bank loan is based on variable interest rates and therefore affected by changes in market interest rates. The Canadian prime business interest rates have increased over the last year. The average interest rate the Company is paying is 4.75%. Increasing interest rates have negatively impacted interest expense. Due to the short term nature of these loans the impact of changing interest rates is not considered significant at this time.

ESW currently has no variable-rate long-term debt that exposes ESW to interest rate risk. Generally, the fair market value of ESW`s fixed-rate convertible debentures will increase as interest rates fall and decrease as interest rates rise. At December 31, 2010, ESW had $0 of convertible debt. At December 31, 2009, ESW had a principal amount of $10,334,513 of convertible debt net of deferred costs of $36,506 and debt discount of $228,981. ESW currently has no variable-rate long-term debt that exposes ESW to interest rate risk. Generally, the fair market value of ESW`s fixed-rate convertible debentures will increase as interest rates fall and decrease as interest rates rise. At December 31, 2010, ESW had $0 of convertible debt. At December 31, 2009, ESW had a principal amount of $10,334,513 of convertible debt net of deferred costs of $36,506 and debt discount of $228,981.

ITEM 8. FINANCIAL STATEMENTS

      REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Environmental Solutions Worldwide, Inc.

We have audited the accompanying consolidated balance sheets of Environmental Solutions Worldwide, Inc. (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive loss, changes in stockholders' equity (deficit) and comprehensive income and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company's experience of negative cash flows from operations and its dependency upon future financing raise substantial doubt about its ability to continue as a going concern. Management's plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MSCM LLP
---------------
Toronto, Canada
March 31, 2011


701 Evans Avenue, 8th Floor,
Toronto, Ontario,
M9C 1A3, Canada
T (416) 626-6000
F (416) 626-8650
MSCM.CA





                                       F1



                                 ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                                      CONSOLIDATED BALANCE SHEETS


                                                         DECEMBER 31,     DECEMBER 31,
                                                             2010             2009
                                                     ------------------ ---------------
ASSETS

Current Assets
      Cash and cash equivalents (Note 4)              $      13,328    $    632,604
      Accounts receivable, net of allowance               2,279,149       1,118,929
          for doubtful accounts of $70,028
          (2009 - $6,637) (Note 2)
      Inventory (Note 5)                                  4,414,518       1,508,414
      Prepaid expenses and sundry assets                    261,176         213,484
                                                     ---------------  --------------

          Total current assets                            6,968,171       3,473,431

Property, plant and equipment under construction
      (Note 6)                                              185,542         138,800

Property, plant and equipment, net of accumulated
      depreciation of $5,765,164                          1,931,373       2,687,105
      (2009 - $4,663,281) (Note 6)

Internal use software under development (Note 2)            126,340               -

Patents and trademarks, net of accumulated
      amortization of $2,115,091                             16,145         229,347
      (2009 - $1,901,501) (Note 2)
                                                     ---------------  --------------

                                                      $   9,227,571    $  6,528,683
                                                     ===============  ==============

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)

Current Liabilities
      Bank loans (Note 8)                             $   3,424,889    $    713,037
      Accounts payable                                    2,495,070       1,126,680
      Accrued liabilities                                   512,964       1,311,518
      Exchange feature liability (Note 10 and 12)         2,133,862               -
      Notes payable to related party (Note 7)                     -         500,000
      Customer deposits                                      29,322           9,857
      Redeemable class A special shares (Note 9)            453,900         453,900
      Current portion of capital lease obligation
          (Note 15)                                           3,552           8,857
                                                     ---------------  --------------

          Total current liabilities                       9,053,559       4,123,849
                                                     ---------------  --------------

Long-term Liabilities
      Convertible debentures, net of deferred costs
          of $0 (2009 - $36,506)
          and debt discount of $0 (2009 - $228,981)
          (Note 10)                                               -      10,334,513
      Capital lease obligation (Note 15)                      1,490          10,861
                                                     ---------------  --------------

          Total long-term liabilities                         1,490      10,345,374
                                                     ---------------  --------------

          Total liabilities                               9,055,049      14,469,223
                                                     ---------------  --------------

Commitments and Contingencies (Note 15)

Stockholders' Equity / (Deficit) (Notes 12 and 13)
      Common stock, $0.001 par value, 250,000,000
          (2009 - 125,000,000) shares authorized;
          129,463,767 shares issued and outstanding
          (2009 - 73,823,851)                               129,463          73,822
      Additional paid-in capital                         43,567,531      26,083,635
      Accumulated other comprehensive income                446,549         425,383
      Accumulated deficit                               (43,971,021)    (34,523,380)
                                                     ---------------  --------------

          Total stockholders' equity / (deficit)            172,522      (7,940,540)
                                                     ---------------  --------------

                                                      $   9,227,571    $  6,528,683
                                                     ===============  ==============

The accompanying notes are an integral part of these consolidated financial statements.


                                               F2





                                      ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                               AND COMPREHENSIVE LOSS
                                          FOR THE YEARS ENDED DECEMBER 31,


                                                                  2010                 2009
                                                             ---------------   ----------------

Revenue
      Net sales                                              $    10,437,145   $      3,075,398

Cost of sales                                                      7,261,496          1,812,100
                                                             ---------------   ----------------

Gross profit                                                       3,175,649          1,263,298
                                                             ---------------   ----------------

Operating expenses
      Marketing, office and general costs                          4,719,362          3,329,570
      Research and development costs                                 783,944            930,548
      Officers' compensation and directors' fees                     954,054            672,444
      Consulting and professional fees                               451,345            215,984
      Foreign exchange loss                                          103,256             10,035
      Depreciation and amortization                                  837,448          1,123,560
                                                             ---------------   ----------------

                                                                   7,849,409          6,282,141
                                                             ---------------   ----------------

Loss from operations                                              (4,673,760)        (5,018,843)

Interest on long-term debt                                          (183,858)          (870,632)
Amortization of deferred costs                                      (117,131)           (19,912)
Long-term debt accretion                                            (768,981)           (27,019)
Inducement premium                                                (2,909,872)              --
Mark to market adjustment on advance share subscription            1,247,119               --
Change in fair value of exchange feature liability                (2,021,213)              --
Interest on notes payable to related party                           (11,342)              --
Loss on disposal of property and equipment                            (8,828)            (1,404)
Interest income                                                          225                858
                                                             ---------------   ----------------

Net loss                                                          (9,447,641)        (5,936,952)
                                                             ---------------   ----------------

Other comprehensive income:
      Foreign currency translation of Canadian subsidiaries           21,166            173,857
                                                             ---------------   ----------------

Net comprehensive loss                                       $    (9,426,475)  $     (5,763,095)
                                                             ===============   ================

Net loss per share (basic and diluted) (Note 16)              $        (0.08)  $          (0.08)
                                                             ===============   ================

Weighted average number of shares outstanding
    (basic and diluted) (Note 16)                                112,793,477         73,416,317
                                                             ===============   ================

    The accompanying notes are an integral part of these consolidated financial statements.


                                                F3


                                                ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                                        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                          (DEFICIT) AND COMPREHENSIVE INCOME FOR THE YEARS ENDED
                                                        DECEMBER 31, 2010 AND 2009



                                                                             ADDITIONAL ACCUMULATED OTHER
                                                          COMMON STOCK        PAID-IN    COMPREHENSIVE   ACCUMULATED
                                                    SHARES         AMOUNT     CAPITAL        INCOME        DEFICIT         TOTAL

Balance, January 1, 2009                           72,973,851    $ 72,972  $ 25,403,485    $ 251,526   $ (28,586,428) $ (2,858,445)

Net loss                                                   --          --            --           --      (5,936,952)  (5,936,952)

Common stock issued from exercise of options          850,000         850       424,150           --              --      425,000

Intrinsic value of beneficial
  conversion feature of convertible debentures             --          --       256,000           --              --       256,000

Foreign currency translation of Canadian
  subsidiaries                                             --          --            --      173,857              --      173,857
                                                  -------------------------------------------------------------------------------

Balance, January 1, 2010                           73,823,851      73,822    26,083,635      425,383     (34,523,380)  (7,940,540)

Net loss                                                   --          --            --           --      (9,447,641)  (9,447,641)

Stock-based compensation                                   --          --        93,189           --              --       93,189

Common stock issued from share subscription         1,500,000       1,500       598,500           --              --      600,000

Broker fees related to share subscription                  --          --       (24,000)          --              --      (24,000)

Fair value of exchange feature liability                   --          --      (112,649)          --              --     (112,649)

Inducement on conversion of debentures
  with related party                                4,375,668       4,376     1,658,377           --              --    1,662,753

Common stock issued on conversion of debentures    49,764,248      49,765    14,730,479           --              --   14,780,244

Intrinsic value of beneficial
  conversion feature of convertible debentures             --          --       540,000           --              --      540,000

Foreign currency translation of
  Canadian subsidiaries                                    --          --            --       21,166              --       21,166
                                                  -------------------------------------------------------------------------------

Balance, December 31, 2010                        129,463,767 $   129,463  $ 43,567,531    $ 446,549   $ (43,971,021)   $ 172,522

                                                  =========== =========== ============= ============   ============= ============

    The accompanying notes are an integral part of these consolidated financial statements.


                                                F4



                                 ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      FOR THE YEARS ENDED DECEMBER 31,


                                                                          2010           2009
                                                                     -------------   ------------

Net loss                                                             $  (9,447,641)  $ (5,936,952)
                                                                     -------------   ------------

Adjustments to reconcile net loss to net cash
    used in operating activities:
       Inducement premium                                                2,909,872           --
       Change in fair value of exchange feature liability                2,021,213           --
       Mark to market adjustment on advance share subscription          (1,247,119)          --
       Depreciation of property, plant and equipment                     1,045,096      1,061,439
       Long-term debt accretion                                            768,981         27,019
       Amortization of patents and trademarks                              213,212        212,792
       Write-down of inventory                                             195,293           --
       Interest on long-term debt                                          183,858        870,632
       Amortization of deferred costs                                      117,131         19,912
       Stock-based compensation                                             93,189           --
       Provision for doubtful accounts                                      60,855          6,209
       Loss on disposal of property, plant and equipment                     8,828          1,404
                                                                     -------------   ------------

                                                                         6,370,409      2,199,407
                                                                     -------------   ------------

Increase (decrease) in cash flows from operating
    activities resulting from changes in:
       Accounts receivable                                              (1,195,868)      (954,177)
       Inventory                                                        (3,066,562)      (591,108)
       Prepaid expenses and sundry assets                                  (14,163)       151,036
       Accounts payable and accrued liabilities                          1,459,220        780,901
       Customer deposits                                                    19,465         (2,683)
                                                                     -------------   ------------

                                                                        (2,797,908)      (616,031)
                                                                     -------------   ------------

Net cash used in operating activities                                   (5,875,140)    (4,353,576)
                                                                     -------------   ------------

Investing activities:
       Proceeds from sale of property and equipment                            703            951
       Acquisition of property, plant and equipment                       (254,581)      (225,134)
       Addition to internal use software under development                (121,133)          --
       Addition to property, plant and equipment under construction        (39,177)        54,115
       Increase in patents and trademarks                                     --           (1,108)
                                                                     -------------   ------------

Net cash used in investing activities                                     (414,188)      (171,176)
                                                                     -------------   ------------

Financing activities:
       Proceeds from convertible debentures placement                    3,000,000      1,300,000
          Debt issuance cost                                               (80,625)         --
       Proceeds from bank loans                                          3,312,254        846,140
       Repayment of bank loan                                             (723,431)      (272,224)
       Repayment of notes payable to related party                        (500,000)       800,000
       Proceeds from issuance of common stock                              600,000        425,000
          Broker fees related to share subscription                        (24,000)          --
       Repayment of capital lease obligation                               (13,769)       (12,001)
                                                                     -------------   ------------

Net cash provided by financing activities                                5,570,429      3,086,915
                                                                     -------------   ------------

Net decrease in cash and equivalents                                      (718,899)    (1,437,837)

Foreign exchange loss (gain) on foreign operations                          99,623       (177,182)

Cash and cash equivalents, beginning of year                               632,604      2,247,623
                                                                     -------------   ------------


Cash and cash equivalents, end of year                               $      13,328   $    632,604
                                                                     =============   ============

Supplemental disclosures:
Cash interest paid                                                   $      13,157   $        858
                                                                     =============   ============
Cash paid (recieved) as income taxes                                 $        --     $    (10,838)
                                                                     =============   ============
Other non-cash conversion of debentures and related interest         $  14,780,243   $       --
                                                                     =============   ============

        The accompanying notes are an integral part of these consolidated financial statements.


                                                 F5

NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

Environmental Solutions Worldwide, Inc. (the "Company" or "ESW") through its wholly owned subsidiaries is engaged in the design, development, manufacturing and sales of environmental technologies and testing services with its primary focus on the international on-road and off-road diesel retrofit market. ESW currently manufactures and markets a line of catalytic emission control and enabling technologies for a number of applications.

The audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"), which contemplates continuation of the Company as a going concern.

The Company has sustained recurring operating losses. As of December 31, 2010, the Company had an accumulated deficit of $43,971,021 and cash and cash equivalents of $13,328 and was in violation of certain financial covenants with its secured lender for which a waiver was obtained (see Note 8). There is no assurance that the Company will be successful in achieving sufficient cash flow from operations in the near future and there can be no assurance that it will either achieve or maintain profitability in the future. As a result, there is substantial doubt regarding the Company's ability to continue as a going concern. The Company will require additional financing to fund its continuing operations. The Company is seeking additional funds by way of equity and debt financing. The Company's ability to continue as a going concern is dependent on obtaining additional financing and achieving and maintaining a profitable level of operations. The outcome of these matters cannot be predicted at this time.

Effective November 9, 2010 and December 8, 2010 the Company completed two tranches of a unit offering, each unit was offered at a price of $0.40 and is comprised of one share of the Company's common stock and one, warrant exercisable within two years, for one share of common stock, the exercise price will be $0.55; if a warrant is exercised between the first and second years from issuance, the exercise price will be $0.65. The Company raised gross proceeds of $600,000 and issued 1,500,000 shares of the Company's common stock and 1,500,000 warrants to purchase 1,500,000 shares of the Company's common stock. (See Note 12 for further details).

On February 17, 2011, the Company raised a further $3 million through the issuance of unsecured subordinated promissory notes (together "the Notes") to current shareholders and deemed affiliates of certain members of the board of directors of the Company. Proceeds of the Notes and earlier financing will be used to fund working capital, planned capital investments and other general corporate purposes. With the proceeds of the Notes, the Company and its subsidiaries are in compliance with covenant obligations under the Demand Credit Agreement with the Canadian Imperial Bank of Commerce ("CIBC") dated March 10, 2010 for which the Company and its subsidiaries had previously obtained waivers of covenant obligations through to February 15, 2011.

The Company has also proposed plans for a rights offering of the Company's common stock, at a price of $0.12 per share pursuant to which the Company plans to offer rights to existing shareholders on the offering date to purchase approximately $6.5 million in shares of Common Stock, the offering is expected to raise at least an incremental $3.5 million of cash for the Company and will also permit all Subordinated Lenders to exchange their Notes (and the other Notes paid in-kind for the payment of interest under the Notes) for shares of Common Stock under the offering. The offering is expected to be completed by June 17, 2011.

                                       F6

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, ESW America Inc. ("ESWA"), ESW Technologies Inc. ("ESWT"), ESW Canada Inc. ("ESWC") and BBL Technologies Inc. ("BBL"). All inter-company transactions and balances have been eliminated on consolidation. Amounts in the consolidated financial statements are expressed in US dollars.

ESTIMATES

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported period. Actual results could differ from those estimates. Significant estimates include amounts for impairment of property plant and equipment, intangible assets, share based compensation, inventory, redeemable class A special shares, convertible debentures, valuation of warrants, accrued liabilities and accounts receivable exposures.

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

Accounts Receivable and Concentrations of Credit Risk: The Company performs on-going credit evaluations of its customers' financial condition and generally does not require collateral from its customers. Three of its customers accounted for 21%, 19%, and 13%, respectively, of the Company's revenue in the fiscal year 2010 and 48%, 21%, and 13%, respectively, of its accounts receivable as of December 31, 2010. Three of its customers accounted for 45%, 20%, and 9%, respectively, of the Company's revenue in the fiscal year 2009 and 27%, 11%, and 25%, respectively, of its accounts receivable as of December 31, 2009.

As at December 31, 2010, the Company believes that the allowance for uncollectible accounts sufficiently covers any credit risk related to past due accounts receivable balances.

                                       F7

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is estimated and recorded based on management's assessment of the credit history with the customer and current relationships with them. On this basis management has determined that an allowance for doubtful accounts of $70,028 and $6,637 was appropriate as at December 31, 2010 and 2009, respectively.

INVENTORY

Inventory is stated at the lower of cost or market determined using the first-in first-out method. Inventory is periodically reviewed for use and obsolescence, and adjusted as necessary. Inventory consists of raw materials, work in progress and finished goods.

PROPERTY, PLANT AND EQUIPMENT UNDER CONSTRUCTION

The Company capitalizes customized equipment built to be used in the future day to day operations at cost. Once complete and available for use, the cost for accounting purposes is transferred to property, plant and equipment, where normal depreciation rates apply.

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, generally 5 to 7 years. Maintenance and repairs are charged to operations as incurred. Significant renewals and betterments are capitalized. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated discounted cash flow used in determining the fair value of the asset. ESW conducted a test for impairment as of December 31, 2010 and 2009, and found no impairment.

INTERNAL-USE SOFTWARE

ESW capitalizes costs related to computer software obtained or developed for internal use. Software obtained for internal use is an enterprise-level business and finance software that ESW is customizing to meet specific operational needs. Costs incurred in the development phase are capitalized and amortized over the useful life of the internal use software, which is generally from three to five years. Capitalized internal-use software development costs for a project which is not yet complete is included as Internal-use Software under Development in the consolidated balance sheet. Capitalization of such costs ceases at the point at which the project is substantially complete and ready for its intended purpose. Costs capitalized during for the years ended December 31, 2010 and 2009 were $126,340 and $0, respectively.

PATENTS AND TRADEMARKS

Patents and trademarks consist primarily of the costs incurred to acquire them from an independent third party. Accounting Standards Codification ("ASC") Topic 350 requires intangible assets with a finite life be tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated discounted cash flow used in determining the fair value of the asset. ESW conducted a test for impairment as of December 31, 2010 and 2009 and found no impairment.

                                       F8

Patents and trademarks are being amortized on a straight-line basis over their estimated life of ten years. Amortization expense for the year ended December 31, 2010 and 2009 was $213,212 and $212,792 respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC Topic 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

Included in the ASC Topic 820 framework is a three level valuation inputs hierarchy with Level 1 being inputs and transactions that can be effectively fully observed by market participants spanning to Level 3 where estimates are unobservable by market participants outside of the Company and must be estimated using assumptions developed by the Company. The Company discloses the lowest level input significant to each category of asset or liability valued within the scope of ASC Topic 820 and the valuation method as exchange, income or use. The Company uses inputs which are as observable as possible and the methods most applicable to the specific situation of each company or valued item.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, notes payable to related party, bank loan, redeemable Class A special shares and capital lease obligation approximate fair value because of the short-term nature of these items. Per ASC Topic 820 framework these are considered Level 2 inputs where estimates are unobservable by market participants outside of the Company and must be estimated using assumptions developed by the Company.

The advance share subscription was classified as a liability and periodically marked to market until October 14, 2010 (see Note 10). The fair value of the advance share subscription obligation was determined by the cash settlement value at the end of each period based on the closing price of the Company's common stock and might be adversely affected by a change in the price of the Company's common stock. Per ASC Topic 820 framework this was considered a Level 1 input.

The exchange feature liability is classified as a liability and periodically marked to market. The fair value of the exchange feature liability is determined by the cash settlement value at the end of each period based on the closing price of the Company's common stock and might be adversely affected by a change in the price of the Company's common stock. Per FAS 157 framework these are considered a Level 1 input.

Interest rate risk is the risk that the value of a financial instrument might be adversely affected by a change in the interest rates. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposure through its normal operating and financing activities.

                                       F9

REVENUE RECOGNITION

The Company derives revenue primarily from the sale of its catalytic products. In accordance with ASC Topic 605, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the amount is fixed or determinable, risk of ownership has passed to the customer and collection is reasonably assured.

The Company also derives revenue (less than 1.5% in 2010 and 3.0% in 2009 of total revenue) from providing air testing and environmental certification services. Revenues from these services are recognized upon performance.

LOSS PER COMMON SHARE

Loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the year. Common stock equivalents are excluded from the computation of diluted loss per share when their effect is anti-dilutive.

Therefore diluted loss per share has not been calculated for 2010 and 2009 (see
Note 16).

INCOME TAXES

Income taxes are computed in accordance with the provisions of ASC Topic 740, which requires, among other things, a liability approach to calculating deferred income taxes. SFAS 109 requires a company to recognize deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in a company's financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The guidance requires the Company to make certain estimates and judgments about the application of tax law, the expected resolution of uncertain tax positions and other matters. In the event that uncertain tax positions are resolved for amounts different than the Company's estimates, or the related statutes of limitations expire without the assessment of additional income taxes, the Company will be required to adjust the amounts of the related assets and liabilities in the period in which such events occur.

Such adjustments may have a material impact on ESW's income tax provision and results of operations. Note 11 to the consolidated financial statements describes the guidance and the effects on results of operations and financial position arising from its adoption.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company follows ASC Topic 360, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the assets' carrying amounts may not be recoverable. In performing the review for recoverability, if future undiscounted cash flows (excluding interest charges) from the use and ultimate disposition of the assets are less than their carrying values, an impairment loss represented by the difference between its fair value and carrying value, is recognized. Management reviewed the related assets for impairment in the fourth quarter and found no impairment.

RESEARCH AND DEVELOPMENT

The Company is engaged in research and development work. Research and development costs, are charged as operating expense of the Company as incurred. Any grant money received for research and development work is used to offset these expenditures. For the years ended December 31, 2010 and 2009, the Company expensed $783,944 and $930,548 net of grant revenues, respectively, towards research and development costs. The expense excluding grant revenues used to offset research and development costs for the years ended December 31, 2010 and 2009 amounted to $927,319 and $1,099,301. In 2010 and 2009, grant money amounted to $143,375 and $168,753, respectively.

                                      F10

FOREIGN CURRENCY TRANSLATION

The consolidated financial statements have been translated into U.S. dollars in accordance with ASC Topic 830. All monetary items have been translated using the exchange rates in effect at the balance sheet date. All non-monetary items have been translated using the historical exchange rates at the time of transactions. Income statement amounts have been translated using the average exchange rate for the year. Translation adjustments that arise from translating the financial statements of the Company's foreign subsidiaries from local currency to U.S. dollars are recorded in other comprehensive income component of stockholders' equity (deficit).

COMPREHENSIVE INCOME

ASC Topic 830 establishes standards for reporting and display of comprehensive income and its components. As of December 31, 2010 and 2009, accumulated other comprehensive income is reported as a component of stockholders' equity (deficit). Other comprehensive income includes only foreign currency translation adjustments.

PRODUCT WARRANTIES

The Company provides for estimated warranty costs at the time of sale and accrues for specific items at the time their existence is known and the amounts are determinable. The Company estimates warranty costs using standard quantitative measures based on industry warranty claim experience and evaluation of specific customer warranty issues. The Company currently records warranty costs as 2% of revenue. As of December 31, 2010 and 2009, $102,793 and $40,290, respectively, was accrued against warranty provision and included in accrued liabilities. For the years ended December 31, 2010 and 2009, the total warranty, service, service travel and installation costs included in cost of sales was $224,766 and $38,209, respectively.

SEGMENTED REPORTING

ASC Topic 280 changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers.

The Company also derives revenue (less than 1.5% in 2010 and 3.0% in 2009 of total revenue) from providing air testing and environmental certification services. For the years ended December 31, 2010 and 2009, all revenues were generated from the United States. As of December 31, 2010 and 2009, $1,182,263 and $1,662,243, respectively, of property, plant and equipment is located at the air testing facility in Pennsylvania and all remaining long lived assets are located in Concord, Ontario.

NOTE 3 - RECENTLY ISSUED ACCOUNTING STANDARDS

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Update ("ASU" or "Update") No. 2010-06, Improving Disclosures about Fair Value Measurements ("ASU 2010-06") (codified within ASC Topic 820, Fair Value Measurements and Disclosures). ASU 2010-06 improves disclosures originally required under SFAS No. 157. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2009, and for interim periods within those years. The adoption of the guidance did not have a material effect on the Company's consolidated financial position, results of operations, cash flows or related disclosures.

In December 2009, the FASB issued ASU 2009-16, Transfers and Servicing (Topic
860) - Accounting for Transfers of Financial Assets ("ASU 2009-16"). ASU 2009-16 amends the accounting for transfers of financials assets and will require more information about transfers of financial assets, including securitizations, and where entities have continuing exposure to the risks related to transferred financial assets. ASU 2009-16 is effective at the start of a reporting entity's first fiscal year beginning after November 15, 2009, with early adoption not permitted. The adoption of the guidance did not have a material effect on the Company's consolidated financial position, results of operations, cash flows or related disclosures.

                                      F11

In October 2009, the FASB issued ASU 2009-15, Accounting for Own-Share Lending Arrangements in Contemplation of Convertible Debt Issuance or Other Financing ("ASU 2009-15"). ASU 2009-15 amends the accounting and reporting guidance for debt (and certain preferred stock) with specific conversion features or other options. ASU 2009-15 is effective for fiscal years beginning on or after December 15, 2009. The adoption of the guidance did not have a material effect on the Company's consolidated financial position, results of operations, cash flows or related disclosures.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In August 2010, the FASB issued ASU No. 2010-22, Accounting for Various Topics - Technical Corrections to SEC Paragraphs this update amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics. The Company is assessing the potential effect this guidance will have on its consolidated financial statements.

In August 2010, the FASB issued ASU No. 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules. This updates various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. The Company is assessing the potential effect this guidance will have on its consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition - Milestone Method. The objective of this Update is to provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The Company does not anticipate that the adoption of this pronouncement will have a significant effect on its consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-013, Compensation - Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades a consensus of the FASB Emerging Issues Task Force. ASU 2010-13 addresses the classification of an employee share-based award with an exercise price denominated in the currency of a market in which the underlying equity security trades. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The Company will comply with the additional disclosures required by this guidance upon its adoption in January 2011.

In October 2009, the FASB issued ASU No. 2009-13, Multiple Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force ("ASU 2009-13") (codified within ASC Topic 605). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently assessing the impact of ASU 2009-13 on its consolidated financial position, results of operations and cash flows.

                                      F12

NOTE 4 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and highly liquid investments purchased with an original or remaining maturity of 90 days or less at the date of purchase. At December 31, 2010 and 2009 all of the Company's cash and cash equivalents consisted of cash.

NOTE 5 - INVENTORY

Inventory consists of:

                                                DECEMBER 31,
                        INVENTORY            2010          2009
                     ---------------------------------------------
                     Raw materials        $1,669,481    $  844,649
                     Work-in-process       2,737,545       640,286
                     Finished goods            7,492        23,479
                     ---------------------------------------------
                           TOTAL          $4,414,518    $1,508,414
                     =============================================

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:


                                                        DECEMBER 31,
                CLASSIFICATION                       2010           2009
                -----------------------------------------------------------
                Plant, machinery and equipment   $ 5,790,507    $ 5,539,017
                Office equipment                     384,902        325,626
                Furniture and fixtures               461,817        451,281
                Vehicles                              18,288         17,951
                Leasehold improvements             1,041,023      1,016,511
                                                 --------------------------
                                                   7,696,537      7,350,386

                Less: accumulated depreciation    (5,765,164)    (4,663,281)
                                                 --------------------------
                                                 $ 1,931,373    $ 2,687,105
                                                 --------------------------


                                                              DECEMBER 31,
         Depreciation Expense                              2010         2009
         -----------------------------------------------------------------------
Depreciation expense included in cost of sales          $  174,013   $   56,436
Depreciation expense included in operating expenses        624,233      910,713
Depreciation expense included in research
  and development costs                                    246,849      139,109
                                                        -----------------------
Total depreciation expense                              $1,045,096   $1,106,258
                                                        -----------------------

                                      F13

At December 31, 2010 and 2009, the Company had $185,542 and $138,800, respectively, of customized equipment under construction.

The office equipment above includes $0 and $19,121 in assets under capital lease with a corresponding accumulated depreciation of $0 and $15,493 as of December 31, 2010 and 2009, respectively.

The plant, machinery and equipment above include $37,939 and $36,294 in assets under capital lease with a corresponding accumulated depreciation of $25,723 and $18,592 as of December 31, 2010 and 2009, respectively.

NOTE 7 - NOTE PAYABLE TO RELATED PARTY

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

Effective March 31, 2010 the Company repaid $500,000 principal and $11,342 in interest from the proceeds of the March 19, 2010 convertible debentures issuance. (see Note 10).

As of December 31, 2010, principal and corresponding accrued interest outstanding on note payable to related party was $0 and $0, respectively. As of December 31, 2009, principal and interest outstanding on note payable to related party was $500,000 and $0, respectively.

NOTE 8 - BANK LOANS

In 2007, ESW's subsidiary, ESWC entered into a $2.5 million revolving credit facility with Royal Bank of Canada ("RBC"), to finance orders on hand. Effective September 2, 2008, the agreement was amended to extend the term of the agreement through to June 30, 2009 and effective August 21, 2009, the term of the secured commercial loan agreement with RBC was extended through to April 30, 2010. The amended arrangement provided for a revolving facility available by way of a series of term loans of up to $750,000 to finance future production orders. The credit facility was guaranteed by the Company and its subsidiary ESWC, through the pledge of their assets to RBC. The facility had been guaranteed to the bank under Export Development Canada ("EDC") pre-shipment financing program. Borrowings under the revolving credit agreement bore interest at 1.5% above the bank's prime rate of interest. Repayments of any loans were required no later than one year from the date of the advancement of that loan. Obligations under the revolving credit agreement were collateralized by a first-priority lien on the assets of the Company and its subsidiary ESWC, including, accounts receivable, inventory, equipment and other tangible and intangible property, including the capital stock of all direct subsidiaries.


                                      F14

Effective March 31, 2010, all borrowings under the RBC facility were repaid and the facility with RBC was closed.

Effective March 31, 2010, ESW's subsidiary, ESWC, entered into the Credit Agreement with a Canadian chartered bank, CIBC, to meet working capital requirements. The facility has a credit limit of $4 million Canadian. Borrowings under the facility are limited to a percentage of accounts receivable plus a percentage of inventories (capped at $1 million Canadian or 50% of the accounts receivable portion) less any prior ranking claims. The credit facility is guaranteed by the Company and its subsidiaries, ESWC, ESWA, BBL, and ESWT, through a general security agreement over all assets to CIBC. The facility has been guaranteed to CIBC under EDC's Export Guarantee Program. Borrowings under the credit facility bear interest at 2.25% above CIBC's prime rate of interest. Obligations under the revolving credit agreement are collateralized by a first-priority lien on the assets of the Company and its subsidiaries, including accounts receivable, inventory, equipment and other tangible and intangible property, including the capital stock of all direct subsidiaries.

The terms relating to the Credit Agreement specifically note that the Company maintain a tangible net worth of at least $4.0 million Canadian. The credit agreement contains, among other things, covenants, representations and warranties and events of default customary for a facility of this type for the Company and its subsidiaries. Such covenants include certain restrictions on the incurrence of additional indebtedness, liens, acquisitions and other investments, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other repurchases in respect of capital stock, voluntary prepayments of certain other indebtedness, capital expenditures and transactions with affiliates, subject to certain exceptions. Under certain conditions amounts outstanding under the credit agreements may be accelerated. Such events include failure to comply with covenants, breach of representations or warranties in any material respect, non-payment or acceleration of other material debt, entry of material judgments not covered by insurance, or a change of control of the Company.

On November 8, 2010, November 26, 2010, and December 23, 2010, the Company's wholly owned subsidiary, ESWC, received the first, second and third waivers, respectively, of certain financial covenants under its Credit Agreement with CIBC. Without the waiver, the Company's subsidiary would not be in compliance with the current ratio and effective tangible net worth covenants as set forth in the Credit Agreement. In the event the Company and its subsidiary, ESWC, fail to comply with the terms of the waiver and meet the current ratio and effective tangible net worth covenants prior to the end of the waiver period, same would constitute an event of default and the bank loan may need to be repaid unless a further waiver or modification to the Credit Agreement can be obtained.

The third waiver provided by CIBC was through January 31, 2011 and also provides for a fee payable to the lender for the extension, as well as a reduction in the maximum security margin deficit as defined under the Credit Agreement (by either reducing borrowing or increasing the borrowing base) and an increase in the annual interest rate to CIBC's prime rate plus 4.50% from CIBC's prime rate plus 2.25% effective January 1, 2011.

                                      F15

As at December 31, 2010, $3,424,889 was owed under the credit facility to CIBC. As at December 31, 2009, $713,037 was owed under a former credit facility with RBC.

NOTE 9 - REDEEMABLE CLASS A SPECIAL SHARES

            700,000 Class A special           $453,900 (based on the historical
            shares authorized,                exchange rate at the time of
            issued, and outstanding.          issuance.)

The redeemable Class A special shares were issued by the Company's wholly owned subsidiary, BBL, without par value, and are redeemable on demand by the holder of the shares, which is a private Ontario Corporation, at $700,000 Canadian (which translates to $703,801 US and $660,032 US at December 31, 2010 and 2009, respectively). As the redeemable Class A special shares were issued by the Company's wholly owned subsidiary, BBL, the maximum value upon which the Company is liable is the net book value of BBL. As of December 31, 2010 and 2009, BBL had an accumulated deficit of $1,192,858 US ($1,845,375 Canadian) and $1,187,506 US ($1,839,864 Canadian) as of December 31, 2010 and 2009, respectively, and therefore, the holder would be unable to redeem the redeemable Class A special shares at their ascribed value.

NOTE 10 - CONVERTIBLE DEBENTURES

Convertible debentures issued by the Company are summarized as follows:


                                                                                                 TOTAL                TOTAL
                                     2008 DEBENTURES  2009 DEBENTURES   2010 DEBENTURES       MARCH 31, 2010      DECEMBER 31, 2009
                                     --------------   --------------    --------------      ---------------       -----------------
Face value of convertible debenture     $ 9,000,000      $ 1,600,000       $ 3,000,000         $ 13,600,000         $ 10,600,000
Less: Beneficial conversion feature              --         (256,000)         (540,000)            (796,000)            (256,000
      Deferred costs                        (59,738)              --           (80,625)            (140,363)             (59,738)
                                     ---------------  --------------    ---------------     ---------------       --------------
Book value upon issuance                  8,940,262        1,344,000         2,379,375           12,663,637           10,284,262
Accretion of the debt discount                   --          256,000           540,000              796,000               27,019
Amortization of deferred costs               59,738               --            80,625              140,363               23,232
                                     ---------------  --------------    ----------------    ---------------       --------------
Carrying Value                            9,000,000        1,600,000         3,000,000           13,600,000         $ 10,334,513
                                                                                                                  ==============
Conversion (March 25,2010)               (9,000,000)      (1,600,000)       (3,000,000)         (13,600,000)
                                     ---------------  ---------------   ----------------    ---------------
Carrying Value (December 31,2010)      $         --      $        --       $        --       $         --
                                     ===============  ===============   ================    ===============


                                      F16

Effective March 19, 2010, the Company issued $3,000,000 of its 9% convertible debentures (the "2010 Debentures") to five (5) accredited investors under Rule 506 of Regulation D of Section 4(2) of the Securities Act. The 2010 Debentures were for a term of three (3) years and were convertible into shares of the Company's common stock at the option of the holder by dividing the principal amount of the 2010 Debenture to be converted by $0.50. The 2010 Debentures earned interest at a rate of 9% per annum payable in cash or in shares of the Company's common stock at the option of the holder. If the holder elected to receive interest in shares of common stock, the number of shares of common stock to be issued for interest would be determined by dividing accrued interest by $0.50. The 2010 Debentures had a mandatory conversion feature that required the holders to convert in the event a majority of the Company's pre-existing outstanding 9% convertible debentures converted. Subject to the holder's right to convert and the mandatory conversion feature, the Company had the right to redeem the 2010 Debentures at a price equal to one hundred and ten percent (110%) multiplied by the then outstanding principal amount plus unpaid interest to the date of redemption. Upon maturity, the debenture and interest was payable in cash or common stock at the option of the Holder. The Company also had provided the holders of the Debentures registration rights. The 2010 Debentures contained customary price adjustment protections.

At the time the 2010 Debentures were issued, the Company recorded a debt discount for a beneficial conversion feature in the amount of $540,000. The debt discount being the aggregate intrinsic value calculated as the difference between the market price of the Company's share of stock on March 19, 2010 and the conversion price of the 2010 Debentures. The debt discount was being accreted over the three (3) year life of the debentures using the effective yield method. The effective yield on the debentures was 16.36%.

On August 28, 2009, the Company completed a transaction whereby it issued $1.6 million of 9% convertible debentures (the "2009 Debentures") to six (6) accredited investors. Of the $1.6 million received by the Company, $500,000 was received from a director of the Company through the exchange of a $300,000 unsecured 9% subordinated demand short term loan previously provided to the Company on August 11, 2009 and an additional $200,000 investment made by the director in the offering. The 2009 Debentures were for a term of three (3) years and were convertible into shares of the Company's common stock at the option of the holder by dividing the principal amount of the 2009 Debenture to be converted by $0.50. The 2009 Debentures earned interest at a rate of 9% per annum payable in cash or in shares of the Company's common stock at the option of the holder. If the holder elected to receive interest in shares of common stock, the number of shares of common stock to be issued for interest would be determined by dividing accrued interest by $0.50. Subject to the holder's right to convert, the Company had the right to redeem the 2009 Debentures at a price equal to one hundred and ten percent (110%) multiplied by the then outstanding principal amount plus unpaid interest to the date of redemption. Upon maturity, the debenture and interest was payable in cash or common stock at the option of the holder. The 2009 Debentures contained customary price adjustment protections.

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

                                      F17

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

From the proceeds of the 2008 Debentures, the Company repaid $2,200,000, the principal portion only of a previously issued Consolidated Note in the amount of $2,308,148 to a company controlled by a trust to which a director and shareholder of the Company is the beneficiary. The debt holder agreed to have the remaining amount of $433,923, due under the Consolidated Note, applied to a subscription of a Debenture under the November 3, 2008 offering. Concurrently, the Company repaid a Consolidated Subordinated Note that it had previously issued to a debt holder who is a director and shareholder of the Company, in the principal amount of $1,002,589. The debt holder agreed to have the full amount of principal and accumulated interest, in the amount of $1,158,024 due under the Consolidated Subordinated Note, applied to a subscription of a Debenture under the offering. Additionally the Company's $1.5 million credit facility also provided by the same debt holder, from which the Company had drawn down the sum of $1,103,000 as of November 3, 2008, was also satisfied by way of issuance of debentures under the November 3, 2008 offering. With the agreement to settle all the notes previously issued the debt holder subscribed to an aggregate of $2,566,077 of debentures under the offering.

Effective March 25, 2010, the November 2008 and the August 2009 debenture holders agreed to convert all outstanding convertible debentures as per the terms of the respective debenture agreements. The early conversion of the debentures was a condition precedent to the Company's wholly owned subsidiary, ESWC, entering into a new credit facility with CIBC (see Note 8). A total of $10,600,000 in principal and $1,176,445 of accrued interest was converted into 43,756,653 shares of restricted common stock. The conversion of the November 2008 and the August 2009 debentures also triggered the mandatory conversion feature on the March 19, 2010 debentures. A total of $3,000,000 in principal and $3,797 in accrued interest was converted into 6,007,595 shares of restricted common stock. With these transactions effective March 25, 2010, the Company has $0 of convertible debentures and accrued interest on convertible debenture.

                                      F18

As part of the agreement to convert all existing convertible debentures, the Company was committed to pay a premium as an inducement to convert all debentures. The premium was payable to all converting debenture holders and was subject to a positive fairness opinion, approval by a Fairness Committee consisting of independent Directors of the Company's Board of Directors and an increase in the share capital of the Company. The premium consists of 4,375,668 shares of common stock. As the Company did not have sufficient authorised shares as of the date of conversion of the debentures to fulfill the premium, the premium had been recorded as an advance share purchase agreement at a fair market value of $2,909,872 as of March 31, 2010. The agreement is without interest, subordinated to the bank's position and payable in a fixed number of common shares (4,375,668 shares) of the Company upon increase in the authorized share capital of the Company.

Up to October 14, 2010, the Company did not have sufficient authorized and unissued shares to fulfill the advance share subscription. Under these conditions, FASB ASC Subtopic 815-40, Contracts in Entity' Own Equity, precludes equity classification of this obligation. As such, the advance share subscription was classified as a liability and periodically marked to market. The fair value of the obligation was determined to be $1,662,753 at October 14, 2010. The fair value of the obligation was determined by the cash settlement value at the end of each period based on the closing price of the Company's common stock. The decrease in fair value of this liability of $1,247,119 was recorded as a mark to market adjustment on advance share subscription in the consolidated statement of operations and comprehensive loss.

Effective October 14, 2010, the Company's Board of Directors ratified certain corporate action approved by the written consent of a majority of the Company's shareholders pursuant to a Definitive Information Statement on Schedule 14C that the Company filed with the Securities and Exchange Commission on September 3, 2010 (the "Definitive Information Statement") and distributed to shareholders of record. The Board of Directors ratified an amendment to the Company's articles of incorporation whereby the Company proceeded to file an amendment to its articles of incorporation increasing its authorized shares of common stock from 125,000,000 to 250,000,000 shares.

Effective November 30, 2010 the Company issued an aggregate of 4,375,668 restricted shares of common stock to thirteen (13) prior debenture holders in connection with the early conversion of their debentures.


                                      F19

Included in the consolidated financial statements of the Company at December 31, 2010 is the effect of an exchange feature included in the terms of the Share Subscription Agreement for $3,000,000 of Convertible Debentures issued on March 19, 2010 ("2010 Debentures") and fully converted including interest into 6,007,595 shares of common stock on March 25, 2010. The exchange feature provides that if within twelve months from March 19, 2010, the Company enters into or closes another financing or other transaction (which for securities law purposes would be integrable with the offer and sale of the Securities) on terms and conditions more favourable to another purchaser, the terms and conditions of the 2010 Debentures shall be adjusted to reflect the more favourable terms. The exchange feature was determined by the Company to be freestanding financial instrument and also to be a liability within the scope of ASC 480 Distinguishing Liabilities from Equity since there is an inverse relationship between the stock price of the Company and the Company's obligation. On December 31, 2010, the Company evaluated the fair value of the exchange feature based on the probability of closing another financing by March 18, 2011 and the fair value of the number of incremental shares to be issued at a lower estimated issue price. The probability of closing another financing by March 18, 2011 was estimated to be 100% on December 31, 2010. The fair value of the Company's common stock is determined by the closing price on the valuation date. On December 31, 2010, an exchange feature liability of $1,680,000 is recorded for the 2010 Debentures in these consolidated financial statements (see also note 12).

As of December 31, 2010, total convertible debentures and corresponding accrued interest amounted to $0 and $0, respectively. As of December 31, 2009, total convertible debentures amounted to $10,334,513 net of deferred costs of $36,506 and debt discount of $228,981, with corresponding accrued interest of $996,385.

As of December 31, 2010, the debt discount of $768,981 and deferred cost of $117,131 were fully amortized and expensed due to the conversion of the debentures effective March 25, 2010.

LEGAL FEES RELATED TO 2008 AND 2010 CONVERTIBLE DEBENTURES

The Company had recorded a deferred cost asset of $59,738 for legal fees paid in relation to the issuance of the 2008 Debentures. The deferred costs were being amortized over the term of the 2008 Debentures using the straight line method. The Company had also recorded a deferred cost asset of $80,625 for legal fees paid in relation to the issuance of the 2010 Debentures. The deferred costs were being amortized over the term of the 2010 Debentures using the straight line method.

At December 31, 2010, the deferred cost assets were fully amortized due to the conversion of the debentures effective March 25, 2010. As at December 31, 2010 and 2009, the deferred cost assets were $0 and $36,506, respectively, and related amortization expense for the years then ended was $117,131 and $19,912, respectively. As of December 31, 2009, deferred cost assets have been presented net against the related convertible debentures.

                                      F20

NOTE 11- INCOME TAXES

As at December 31, 2010, there are tax loss carry forwards for Federal income tax purposes of approximately $25,718,074 available to offset future taxable income in the United States. The tax loss carry forwards expire in various years through 2030. The Company does not expect to incur a Federal income tax liability in the foreseeable future. Accordingly, a valuation allowance for the full amount of the related deferred tax asset of approximately $9,001,326 has been established until realizations of the tax benefit from the loss carry forwards meet the "more likely than not" criteria.

                                        LOSS CARRY
                         YEAR            FORWARD
                         ----            -------
                         1999          $   407,067
                         2000            2,109,716
                         2001            2,368,368
                         2002              917,626
                         2003              637,458
                         2004            1,621,175
                         2005            2,276,330
                         2006            3,336,964
                         2007            3,378,355
                         2008            3,348,694
                         2009            2,927,096
                         2010            2,389,225
                         ----          -----------
                         Total         $25,718,074
                                       ===========

Additionally, as at December 31, 2010, the Company's two wholly owned Canadian subsidiaries had non-capital tax loss carry forwards of approximately $10,197,881 be used, in future periods, to offset taxable income. The loss carry forwards expire in various years through 2030. The deferred tax asset of approximately $2,549,470 has been fully offset by a valuation allowance until realization of the tax benefit from the non-capital tax loss carry forwards are more likely than not.

                                            LOSS CARRY
                                          FORWARD FOREIGN
                              YEAR           OPERATIONS
                              ----          -----------
                              2006           $  573,271
                              2007                7,211
                              2008            4,049,972
                              2009            2,774,833
                              2010            2,792,594
                              ----          -----------
                              Total         $10,197,881
                                            ===========


                                      F21


                                                            For the year ended December 31,
                                                                  2010           2009
                                                             ---------------------------
  Statutory tax rate:
    U.S.                                                           35.00%          35.00%
    Foreign                                                        31.00%          33.00%

  Loss before income taxes:
    U.S.                                                     $(6,603,329)    $(3,260,449)
    Foreign                                                   (2,844,312)     (2,676,503)
                                                             ---------------------------
                                                             $(9,447,641)    $(5,936,952)
                                                             ===========================
  Expected income tax recovery                               $(3,192,617)    $(2,024,403)

  Differences in income tax resulting from:
    Depreciation (Foreign operations)                             44,330          31,936
    Change in fair value of exchange feature liability           707,424             --
    Inducement premium on conversion of Debentures             1,018,455             --
    Stock based compensation                                      32,616             --
    Market to market adjustment on advance share subscription   (436,492)            --
    Long-term debt accretion                                     269,143                 --
    Accrued interest on loans                                   (116,212)         304,721
                                                             ---------------------------
                                                              (1,673,353)     (1,687,746)
  Benefit of losses not recognized                             1,673,353       1,687,746
                                                             ---------------------------
  Income tax provision (recovery) per financial statements   $      --       $      --
                                                             ===========================




Components of deferred income tax assets are as follows:


                                                   As at December 31,
                                                2010             2009
                                           -----------------------------
      Property, plant and equipment        $    119,226     $    102,872
      Tax loss carry forwards                11,550,796       10,147,984
                                           -----------------------------
      Total                                  11,670,022       10,250,856
      Valuation allowance                   (11,670,022)     (10,250,856)
                                           -----------------------------
      Carrying Value                       $         --     $         --
                                           =============================


Effective January 1, 2007, the Company adopted FASB's guidance on accounting for uncertainty in income taxes. This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in an income tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There was no material impact on the Company's consolidated financial position and results of operations as a result of the adoption of this guidance. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

The Company will recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the consolidated statement of operations and comprehensive loss. Accrued interest and penalties will be included within the related tax liability line in the consolidated balance sheet.


                                      F22

In many cases the Company's uncertain tax positions are related to tax years that remain subject to examination by tax authorities. The following describes the open tax years, by major tax jurisdiction, as of December 31, 2010:

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

NOTE 12 - STOCKHOLDERS' EQUITY / (DEFICIT)

On June 24, 2009, the Company received $425,000 from the exercise of options at $0.50 per share and issued 850,000 shares of restricted common stock.

On March 25, 2010, the Company issued 43,756,653 shares of common stock in connection with the conversion of 2008 Debentures and 2009 Debentures into equity (see Note 10).

On March 25, 2010, the Company issued 6,007,595 shares of restricted common stock in connection with the conversion of 2010 Debentures into equity (see Note
10).

On November 30, 2010, the Company issued 4,375,668 shares as an inducement premium to the holders to convert all convertible debentures outstanding as of March 25, 2010 (see Note 10). As fully disclosed in Note 10 to the consolidated financial statements, the Company's Board of Directors approved the increase in the authorized share capital effective October 14, 2010.

Effective November 9, 2010 and December 8, 2010, the Company closed on its first tranche and second tranche of a unit offering in the amount of $300,000 per tranche for gross proceeds of $600,000 whereby the Company issued 1,500,000 units. The unit offering is for up to $5 million. The units are in the form of shares of the Company's common stock, par value $0.001 at $0.40 per share plus for each share of Common Stock subscribed to under the unit offer the investor will receive one warrant, the exercise price will be $0.55; if an Investor Warrant is exercised between the first and second years from issuance, the exercise price will be $0.65. All investor warrants as issued will be subject to adjustment in all respects in the event of a stock split or similar adjustment by the Company. A commission of 4% of the gross proceeds was paid from the proceeds of the unit offering and 7.5 units for every $100 of the gross proceeds raised are payable for brokers fees are treated as a cost of capital and no income statement recognition is required.

The Share Subscription Agreement for the units contains an exchange feature which provides that if within six months from effective date of closing, the Company enters into or closes another financing or other transaction (which for securities law purposes would be integrable with the offer and sale of the Securities) on terms and conditions more favourable to another purchaser, the terms and conditions of the unit offering shall be adjusted to reflect the more favourable terms. The exchange feature was determined by the Company to be freestanding financial instrument and also to be a liability within the scope of ASC 480 Distinguishing Liabilities from Equity since there is an inverse relationship between the stock price of the Company and the Company's obligation. On November 9, 2010, December 8, 2010 and December 31, 2010, the Company evaluated the fair value of the exchange feature based on the probability of closing another financing within six months and the fair value of the number of incremental shares and warrants to be issued at a lower estimated issue price for units. The probability of closing another financing in the next six months on November 9, 2010 and December 8, 2010 was estimated to be 50% and on December 31, 2010 was estimated to be 100%.


                                      F23

The fair value of the Company's common stock is determined by the closing price on the valuation date and the fair value of the warrants is determined using a binomial option valuation model. Key assumptions for the binomial option valuation were as follows:


November 9, 2010 Offering
-------------------------

                                                    Nov. 9, 2010 -                       Dec. 31, 2010 -
                                                   lower estimated                       lower estimated
Valuation Date                  Nov. 9, 2010         strike price       Dec. 31, 2010      strike price
                                ------------         ------------       -------------      ------------
Strike Price - second year             $0.65               $0.63              $0.65             $0.36
Strike Price - first year              $0.55               $0.54              $0.55             $0.30
Closing market price                   $0.39               $0.39              $0.22             $0.22
Volatility                           135.72%             135.72%            113.47%           113.47%
Time to expiration                   2 years             2 years         1.83 years        1.83 years
Risk free rate                         0.46%               0.46%              0.61%             0.61%
Dividend yield                            0%                  0%                 0%                0%

December 8, 2010 Offering
-------------------------
                                                    Dec. 8, 2010 -                       Dec. 31, 2010 -
                                                   lower estimated                       lower estimated
Valuation Date                  Dec. 8, 2010         strike price       Dec. 31, 2010      strike price
                                ------------         ------------       -------------      ------------
Strike Price - second year             $0.65               $0.39              $0.65             $0.36
Strike Price - first year              $0.55               $0.33              $0.55             $0.30
Closing market price                   $0.24               $0.24              $0.22             $0.22
Volatility                           132.07%             132.07%            117.03%           117.03%
Time to expiration                   2 years             2 years         1.92 years        1.92 years
Risk free rate                         0.63%               0.63%              0.61%             0.61%
Dividend yield                            0%                  0%                 0%                0%

On December 31, 2010, an exchange feature liability of $453,861 is recorded for the unit offering in these consolidated financial statements.

                                      F24

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

                          DATE                      Stock Option
                                                      Expense
                          --------------------------------------
                          April 15, 2011              $124,254
                          April 15, 2012              $124,254
                          April 15, 2013              $124,253


A total of $93,189 for stock based compensation has been recorded for the year ended December 31, 2010. During fiscal year 2009 no stock options or warrants were granted.

A summary of option transactions, including those granted pursuant to the terms of certain employment and other agreements, is as follows:

                                               STOCK         WEIGHTED
                                             PURCHASE         AVERAGE
                       DETAILS                OPTIONS     EXERCISE PRICE
           -------------------------------------------------------------
           OUTSTANDING, JANUARY 1, 2009      6,120,000        $ 0.65
           Expired                          (1,600,000)      ($ 0.50)
           Exercised                          (850,000)      ($ 0.50)
                                            ----------        ------
           OUTSTANDING, JANUARY 1, 2010      3,670,000        $ 0.76
           Granted                             900,000        $ 0.65
           Expired                          (1,765,000)      ($ 0.97)
                                            ----------        ------
           OUTSTANDING, DECEMBER 31, 2010    3,600,000        $ 0.68
                                            ==========        ======


At December 31, 2010, the outstanding options have a weighted average remaining life of 23 months. All options issued prior to 2010 have vested, and the April 15, 2010 options vest over a period of three years, in three equal parts each year.


                                      F25

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


The Black-Scholes options-pricing model used by the Company to calculate options and warrant values, was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock purchase options and warrants. The model also requires highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated values. Accordingly, management believes that this model does not necessarily provide a reliable single measure of the fair value of the Company's stock options and warrants.

At December 31, 2010, the Company had outstanding options as follows:

               NUMBER OF          EXERCISE
                OPTIONS             PRICE          EXPIRATION DATE
               ----------------------------------------------------
                 100,000            $0.71           February 6,2011
                 100,000            $1.00           February 6,2011
               2,150,000            $0.71          February 16,2011
                 100,000            $1.00           February 8,2013
                 250,000            $0.27             August 6,2013
                 900,000            $0.65             April 15,2015
               ----------------------------------------------------
               3,600,000
               ====================================================

Warrants issued in connection with various private placements of equity securities, are treated as a cost of capital and no income statement recognition is required. A summary of warrant transactions is as follows:

                                                               WEIGHTED AVERAGE
 DETAILS                                    WARRANT SHARES      EXERCISE PRICE
 -------------------------------------------------------------------------------
 OUTSTANDING, JANUARY 1, 2010                          --           $   --
 Granted                                        1,545,000           $ 0.65
 Exercised                                             --           $   --
 Expired                                               --           $   --
 -------------------------------------------------------------------------------
 OUTSTANDING, DECEMBER 31, 2010                 1,545,000           $ 0.65
 ===============================================================================

                                      F26

Effective November 9, 2010 and December 8, 2010, the Company closed on its first tranche and second tranche of a unit offering in the amount of $300,000 per tranche for gross proceeds of $600,000 whereby the Company issued 1,500,000 units. The unit offering is for up to $5 million. The units are in the form of shares of the Company's common stock, par value $0.001 at $0.40 per share plus for each share of Common Stock subscribed to under the unit offer the investor will receive one warrant exercisable for of issuance, the exercise price will be $0.55; if an Investor Warrant is exercised between the first and second years from issuance, the exercise price will be $0.65. All investor warrants as issued will be subject to adjustment in all respects in the event of a stock split or similar adjustment by the Company. A commission of 4% of the gross proceeds was paid and 7.5 units for every $100 of the gross proceeds raised are payable for brokers fees.

NOTE 14 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2010 transactions with related parties included $6,134,024 related to conversion of convertible debentures including interest of $634,024 thereon into common stock; $1,032,849 related to inducement on early conversion of convertible debentures; the repayment of $511,342 principal and interest on promissory note and $144,967 for various services in addition to salaries and reimbursement of business expenses. During the year ended December 31, 2009 the Company paid shareholders and their affiliates $238,750 for various services, principal and interest on promissory notes and fees rendered in addition to salaries and reimbursement of business expenses. All transactions are recorded at the exchange amounts. Any one transaction or combination attributed to one individual or entity exceeding $120,000 on an annual basis has been disclosed as follows:

NOTE PAYABLE TO RELATED PARTY

The information required by this item is included in Note 7 to the consolidated financial statements.

CONVERTIBLE DEBENTURE ISSUED TO RELATED PARTY

On August 28, 2009, the Company completed a transaction whereby it issued $1.6 million of 9% convertible debentures to six accredited investors. A shareholder who was also a director of the Company participated in the August convertible debenture offering with a principal investment of $500,000.

Effective March 25, 2010, the November 2008 and the August 2009 debenture holders agreed to convert all outstanding convertible debentures as per the terms of the respective debenture agreements. The early conversion of the debentures was a condition precedent to the Company's wholly-owned subsidiary ESWC entering into a new credit facility with a chartered commercial bank. A total of $5,500,000 in principal and $634,024 of accrued interest due to related parties was converted into 23,489,494 shares of restricted common stock.

                                      F27

As part of the agreement to convert all existing convertible debentures, the Company was committed to pay a premium as an inducement to convert all debentures. The premium is payable to all converting debenture holders and was subject to a positive fairness opinion, approval by a Fairness Committee consisting of independent Directors of the Company's Board of Directors and an increase in the share capital of the Company. The premium consists of 4,375,668 shares of common stock. As the Company did not have sufficient authorised shares as of the date of conversion of the debentures to fulfill the premium, the premium has been recorded as an advance share purchase agreement at a fair market value of $2,909,872 as at March 31, 2010. The agreement is without interest, subordinated to the bank's position and payable in a fixed number of common shares of the Company upon increase in the authorized share capital of the Company.

Up to October 14, 2010, the Company did not have sufficient authorized and unissued shares to fulfill the advance share subscription. Under these conditions, FASB ASC Subtopic 815-40, Contracts in Entity's Own Equity, precludes equity classification of this obligation. As such, the advance share subscription was classified as a liability and periodically marked to market. The fair value of the obligation was determined to be $1,662,753 and $2,909,872 at October 14, 2010 and March 31, 2010, respectively. The fair value of the obligation was determined by the cash settlement value at the end of each period based on the closing price of the Company's common stock. The decrease in fair value of this liability of $1,247,119 was recorded as a mark to market adjustment on advance share subscription in the consolidated statement of operations and comprehensive loss. Of the total amount $784,965 (fair market value of 2,065,697 shares of common stock) was attributed to related parties.

Effective November 30, 2010, the Company issued an aggregate of 4,375,668 restricted shares of common stock to thirteen (13) prior debenture holders in connection with the early conversion of their debentures. Of these shares of common stock, 2,065,697 shares were issued to related parties.

As of December 31, 2010, principal and interest on total convertible debentures due to related parties was $0. As of December 31, 2009, the principal amount of convertible debentures, net of accretion, due to related party amounted to $5,428,443 with a corresponding accrued interest of $540,128, and debt discount of $71,557.

CONTRACTS AND AGREEMENTS

Mr. Nitin Amersey who is a director of the Company is listed as a control person with the Securities and Exchange Commission of Bay City Transfer Agency Registrar Inc. the Company's transfer agent. He has no ownership equity in Bay City Transfer Agency Registrar Inc. nor is he an officer or a director of Bay City Transfer Agency Registrar Inc. For the years ended December 31, 2010 and 2009, the Company paid Bay City Transfer Agency Registrar Inc. $7,363 and $1,683, respectively.

For the year ended December 31, 2010, Mr. Nitin Amersey received $25,500 for consulting services to the Company. In 2009 Mr. Amersey did not provide any services to the Company.

Mr. Peter Bloch who is a director of the Company provided consulting services to the Company. For the year ended December 31, 2010, the Company paid Mr. Bloch $112,104 for consulting services. In 2009 Mr. Bloch did not provide any services to the Company.


                                      F28

NOTE 15 - COMMITMENTS AND CONTINGENCIES

LEASES

Effective November 24, 2004, the Company's wholly-owned subsidiary, ESWA, entered into a lease agreement for approximately 40,220 square feet of leasehold space at 2 Bethlehem Pike Industrial Center, Montgomery Township, Pennsylvania. The leasehold space houses the Company's research and development facilities. The lease commenced on January 15, 2005 and expired January 31, 2010. Effective October 16, 2009, the Company's wholly-owned subsidiary ESW America, Inc. entered into a lease renewal agreement with Nappen & Associates for the leasehold property at Pennsylvania. There were no modifications to the original economic terms of the lease under the lease renewal agreement. Under the terms of the lease renewal, the lease term will now expire February 28, 2013.

Effective December 20, 2004, the Company's wholly-owned subsidiary, ESWC, entered into an offer to lease agreement for approximately 50,000 square feet of leasehold space in Concord, Ontario, Canada. The leasehold space houses the Company's executive offices and a high volume manufacturing plant. The possession of the leasehold space took place on May 24, 2005 and the term of the lease was extended to September 30, 2010. ESWC renewed its lease agreement at the current property for an additional five year term. The renewed lease period commenced on October 1, 2010 and ends on September 30, 2015.

The following is a summary of the minimum annual lease payments, for both leases.

                                      YEAR

                         2011              $460,801
                         2012               460,801
                         2013               312,520
                         2014               289,986
                         2015               217,489
                                         ----------
                                         $1,741,597
                                         ==========
LEGAL MATTERS

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

CAPITAL LEASE OBLIGATION

The Company is committed to the following lease payments in connection with the acquisition of equipment under capital leases:

                                      YEAR

                                                2011          $ 4,385
                                                2012            1,047
                                                              -------
                                                TOTAL           5,432

                    Less imputed interest                        (390)
                                                              -------
                    Total obligation under capital lease        5,042

                    Less current portion                      ( 3,552)
                                                              -------
                    TOTAL LONG-TERM PORTION                   $ 1,490
                                                              =======

                                      F29

The Company incurred $2,374 and $6,354 of interest expense on capital lease obligation for the years ended December 31, 2010 and 2009, respectively.

NOTE 16 - LOSS PER SHARE

Potential common shares of 3,600,000 related to ESW's outstanding stock options and 1,500,000 shares related to ESW's outstanding warrants were excluded from the computation of diluted loss per share for the year ended December 31, 2010. Potential common shares of 3,670,000 related to ESW's outstanding stock options and potential common shares of 42,583,901 related to the 2008 and 2009 convertible debentures were excluded from the computation of diluted loss per share for the year ended December 31, 2009.

The reconciliation of the number of shares used to calculate the diluted loss per share is calculated as follows:

                                                      For the Year ended
                                                      Ended December 31,
                                                    2010            2009
                                                ------------    ------------
NUMERATOR
Net loss for the year                           $ (9,447,641)   $ (5,936,952)
Interest on long term debt                           183,858         870,632
Amortization of deferred costs                       117,131          19,912
Long term debt accretion                             768,981          27,019
Inducement premium                                 2,909,872              --
Mark to market adjustment on
     advance share subscription                   (1,247,119)             --
Change in fair value of exchange
     feature liability                             2,021,213              --
Interest on note payable to related party             11,342              --
                                                ------------    ------------
                                                $ (4,664,363)   $ (5,019,389)
                                                =============   =============
DENOMINATOR
Weighted average number of shares outstanding    112,793,477      73,416,317
Dilutive effect of :
   Stock options                                          --              --
   Warrants                                               --              --
   Convertible debentures                                 --              --
                                                ------------    ------------
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING      112,793,477      73,416,317
                                                ============    ============

NOTE 17 - COMPARATIVE FIGURES

Certain 2009 figures have been reclassified to conform to the current financial statement presentation.
                                      F30

NOTE 18 - SUBSEQUENT EVENTS

AMENDED BYLAWS

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

                                      F31

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

                                      F32

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

                                      F33

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


                                      F34

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In 2010 there were no changes or disagreements.

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

Effective May 15, 2009, the Company upon approval of its Audit Committee and Board of Directors elected to retain the firm of MSCM LLP ("MSCM") as its principal independent accountants. During the Company's two most recent fiscal years and through May 15, 2009, the Company has not consulted with MSCM regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's financial statements, and neither a written report nor oral advise was provided that was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of ESW's management, including ESW's Executive Chairman and Chief Financial Officer, ESW evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2010 (the "Evaluation Date"). Based upon that evaluation, the Executive Chairman and Chief Financial Officer concluded that, as of the Evaluation Date, ESW's disclosure controls and procedures were effective to provide reasonable assurance to ensure that information required to be disclosed in ESW's Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to management, including the Executive Chairman and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

INTERNAL CONTROL OVER FINANCIAL REPORTING.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING.

ESW's management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, ESW's Executive Chairman and Chief Financial Officer and effected ESW's Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that ESW's receipts and expenditures are being made only in accordance with the authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on ESW's consolidated financial statements.

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

Under the supervision of and with the participation of management, including ESW's Executive Chairman and Chief Financial Officer, ESW assessed the effectiveness of its internal control over financial reporting as of December 31, 2010. In making this assessment, management used the framework in INTERNAL CONTROL-INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, ESW's management concluded that ESW's internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation of ESW's registered public accounting firm regarding internal controls over financial reporting as management's report was not subject to attestation by ESW's registered public accounting firm pursuant to Securities and Exchange Commission Rule for small business issuers.

ITEM 9B OTHER INFORMATION

AMENDED BYLAWS AND APPOINTMENT OF DIRECTORS

Effective January 25, 2011, by written action and vote of Sedam Limited, Bengt Odner, Black Family 1997 Trust, Leon D. Black, Leon D. Black Trust UAD 11/30/92 FBO Joshua Black, Leon D. Black Trust UAD 11/30/92 FBO Benjamin Black, Leon D. Black Trust UAD 11/30/92 FBO Alexander Black, Leon D. Black Trust UAD 11/30/92 FBO Victoria Black, John Hannan, Orchard Investments LLC and Richard Ressler (the "Majority Shareholders") representing 66,134,887 shares of the Company's common stock, a majority or 51.08% of the outstanding shares based upon the Company's certified list of shareholders, pursuant to Title XXXVI, Chapter 607,
Section 607.0704 of the Florida Statutes and the Company's Bylaws, Article II
Section 5 of the Company's Bylaws was amended so that the Company shall have a minimum of one (1) director but no more than eleven (11) directors. The amendment to the Bylaws increases the maximum number of directors the Company is permitted from seven (7) to eleven (11). Also by a vote of the Majority Shareholders, each of the Company's existing directors: Nitin Amersey, Peter Bloch, John Dunlap, III, Elbert O. Hand, David J. Johnson and Mark Yung were re-elected as directors of the Company. Additionally, Benjamin Black, Joshua Black, John Hannan, Zohar Loshitzer and John Suydam were elected by the Majority Shareholders as members of the Board of Directors effective January 25, 2011. At the present time Messrs Benjamin Black, Joshua Black, Hannan, Loshitzer, and Suydam have not been nominated to serve on any of the Company's committees.

WAIVER OF LOAN COVENANTS

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

RESIGNATIONS AND APPOINTMENT OF DIRECTORS

Effective February 7, 2011, Mr. Elbert O. Hand, the Company's Chairman voluntarily resigned from the Board of Directors.

Effective February 10, 2011, Mr. Mark Yung was elected to serve as Executive Chairman of the Company's Board of Directors. Mr. Yung is 36 years old and has been serving as an elected member of the Board of Directors of the Company since December 17, 2010 with a term expiring at the next annual meeting of shareholders or until the election and qualification of his successor by the shareholders of the Company. Mr. Yung is also employed by Orchard Capital Corporation, which is controlled by Richard Ressler, affiliated entities of Orchard Capital Corporation as well as Richard Ressler own shares of the Company. At the current time, Mr. Yung is not party to any plan, contract or arrangement with the Company.

LOAN AGREEMENTS

On February 17, 2011, Environmental Solutions Worldwide, Inc. (the "Company") entered into certain note subscription agreements and issued unsecured subordinated promissory notes (collectively, the "Loan Agreements") with Orchard Investments, LLC; Black Family 1997 Trust; Leon D. Black Trust UAD 11/30/92 FBO Alexander Black; Leon D. Black Trust UAD 11/30/92 FBO Benjamin Black; Leon D. Black Trust UAD 11/30/92 FBO Joshua Black; Leon D. Black Trust UAD 11/30/92 FBO Victoria Black; Leon D. Black; John J. Hannan and Richard Ressler (each individually a "Subordinated Lender" or "Holder" and collectively the "Subordinated Lenders" or "Holders") who are current shareholders and may be deemed affiliates of certain members of the board of directors of the Company. The Loan Agreements were approved by the independent directors of the Company. Pursuant to the Loan Agreements, the Subordinated Lenders agreed to make, and made, loans to the Company in the principal aggregate amount of $3 million (the "Loan"), subject to the terms and conditions set forth in the Loan Agreements and represented by unsecured subordinated promissory notes (the "Notes"), dated February 17, 2011.

Proceeds of the Loan, along with available cash, will be used to fund working capital, planned capital investments and other general corporate purposes. With the proceeds of the Loan, the Company and its subsidiaries will be in compliance with covenant obligations under the Demand Credit Agreement (the "Credit Agreement") Canadian Imperial Bank of Commerce ("CIBC") dated March 10, 2010 for which the Company and subsidiaries had previously obtained waivers of covenant obligations that expired February 15, 2011.

The Notes provide that the Loan bears interest at a rate of 10% per annum, payable in-kind on a monthly basis commencing March 17, 2011, up to the date on which the Note has been paid in full. The maturity date of the Loan is the earlier of: (i) the consummation of a rights offering of the Company's common stock, par value $.001 per share (the "Common Stock") registered under the Securities Act of 1933, as Amended (the "Act"), at a sale price of $0.12 per share (as adjusted for any stock split, stock dividend or other similar adjustment) pursuant to which the Company plans to offer rights to purchase approximately $6.5 million shares of Common Stock, which is expected to raise at least an incremental $3.5 million of cash for the Company and will also permit all Subordinated Lenders to exchange their Notes (and the other Notes paid in-kind for the payment of interest under the Notes) for shares of Common Stock at such price per share (with such offering referred to as the "Qualified Offering") or (ii) June 17, 2011 (the "Outside Date"). The Qualified Offering has also been approved by the independent directors of the Company. There can be no assurance, however, that the Company will successfully complete the Qualified Offering on or prior to the Outside Date or thereafter.

In the event the Qualified Offering does not take place on or before the Outside Date, then the Subordinated Lenders at their sole option, may require the Company to refrain from making any and all payments on any of the outstanding principal and accrued interest outstanding under the Notes, however the Company will not be prohibited from paying any accrued interest in-kind through the issuance of substantially similar Notes, at any time. The Holders at their sole option may extend the Outside Date.

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

As previously reported, pursuant to securities subscription agreements entered into by the Company on or about March 23, 2010, the Company issued $3 million of 9% convertible debentures to five (5) accredited investors which have since been converted into 6 million shares of the Company's Common Stock. Additionally, on November 9, 2010 and December 8, 2010, the Company completed an offering in the aggregate of $600,000 to one (1) accredited investor whereby it issued units comprised of 1.5 million shares of common stock and a like number of warrants to purchase 1 share of Common Stock (collectively the "Prior Subscription Agreements"). The investors under the Prior Subscription Agreements will receive an approximate aggregate of 22,500,000 additional shares of Common Stock in conjunction with certain rights under the Prior Subscription Agreements in the event the Qualified Offering closes.

MARKET INFORMATION

On February 23, 2011, the Company's common stock was removed from the OTCBB automated quotation system. The stock continues to be quoted on the OTCQB, which is part of the OTC Market Group's quotation system. The Company's common stock along with the securities of over 600 other issuers were deleted from the OTCBB due to the quotation inactivity by the Market Makers of the respective issuers affected under Exchange Act Rule 15c2-11. The removal of the Company's common stock from the OTCBB was not due to the failure of the Company to meet quality standards or any delinquencies in reporting. The Company now trades on the OTCQB, a new market for OTC-traded companies that are registered and current in their reporting obligations to the SEC or a U.S. banking or insurance regulator. The Company's common stock is now quoted on the OTCQB under its prior symbol ESWW and remains listed on the Frankfurt Stock Exchange under the symbol EOW.

CHANGES IN EXECUTIVE OFFICERS

Effective March 9, 2011, the Company and David J. Johnson entered into an Employment Separation and General Release Agreement (the "Agreement"), whereby Mr. Johnson resigned as President and Chief Executive Officer of the Company as well as all of its subsidiaries wherein he served as an executive officer. Additionally, Mr. Johnson resigned from the Company's Board of Directors as well from the Board of Directors of each of the Company's wholly owned subsidiaries wherein he served. Mr. Johnson resigned without any disputes or disagreements with the Company or any of its subsidiaries. Under the terms of the Agreement, Mr. Johnson will receive a severance payment based upon his regular salary of US$360,000 per annum as prorated. The severance payments will be made on a quarterly basis for the remainder of the calendar year. Mr. Johnson will also continue to receive customary medical benefits and a car allowance of $1,000 a month for the remainder of the calendar year.

Concurrent to entering into the Agreement, the Company and Mr. Johnson entered into a Consultancy Agreement for the remainder of the calendar year whereby Mr. Johnson will receive compensation on a per diem basis when engaged by the Company per the agreement. Additionally, Mr. Johnson was also awarded options as part of the Consultancy Agreement.

Effective March 11, 2011, Mr. Stefan Boekamp resigned on mutually agreeable terms from his position as Vice President of Operations of the Company. Mr. Boekamp resigned without any disputes or disagreements with the Company or any of its subsidiaries.

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

Effective March 9, 2011, Mr. Frank Haas was appointed as the Company's Chief Technology Officer and Chief Regulatory Officer. Mr. Haas will receive an annual salary of $160,000 Canadian and will receive an incentive compensation for each of the first two achieved verification/certifications of certain of the Company's products within the first year of his appointment.

Effective March 9, 2011, Mr. Virendra Kumar was appointed Vice President of Operations of the Company. Mr. Kumar will receive an annual salary of $150,000. Mr. Kumar has been General Manager of ESW America, Inc. since 2010 and is responsible for the overall operations related to Air Testing Services.

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


    FISCAL YEAR 2010


         NAME                 POSITION                          DATE ELECTED/
                                                            APPOINTED   FOOTNOTE
 -------------------------------------------------------------------------------
 Elbert O. Hand          Chairman                         January 2010    (1)

 David J. Johnson        Director, President and Chief    September 2000  (2)
                         Executive Officer

 Nitin Amersey           Director                         January 2003

 Michael F. Albanese     Director                         February 2006   (3)

 John D. Dunlap III      Director                         February 2007

 Bengt G. Odner          Director                         September 2000  (4)

 Joey Schwartz           Director                         June 2005       (5)

 Peter Bloch             Director                         November 2010   (6)

 Mark Yung               Director                         December 17, 2010

 Stefan Boekamp          Vice President Of Operations     February 2008   (7)

 Praveen Nair            Chief Accounting Officer         February 2008


(1) Mr. Elbert O. Hand voluntarily resigned from ESW`s Board on February 07,
2011.

(2) Mr. David J. Johnson resigned as President and Chief Executive Officer of the Company as well as all its subsidiaries wherein he served as an executive officer on March 09, 2011. Additionally, Mr. Johnson resigned from the Company's Board of Directors as well from the Board of Directors of each of the Company's wholly owned subsidiaries wherein he served. Mr. Johnson resigned without any disputes or disagreements with the Company or any of its subsidiaries.

(3) Mr. Michael F. Albanese was not nominated and did not stand for re-election as a Director effective October 14, 2010. Mr. Albanese had no disputes or disagreements with the Company.

(4) Mr. Bengt G. Odner resigned from ESW`s Board on December 17, 2010.

(5) Mr. Joey Schwartz was not nominated and did not stand for re-election as a Director effective October 14, 2010. Mr. Schwartz had no disputes or disagreements with the Company.

(6) Mr. Peter Bloch voluntarily resigned from ESW`s Board on March 04, 2011. Mr. Bloch had no disputes or disagreements with the Company.

(7) Mr. Stefan Boekamp resigned on mutually agreeable terms from his position as Vice President of Operations of the Company on March 11, 2011. Mr. Boekamp resigned without any disputes or disagreements with the Company or any of its subsidiaries.

CURRENT EXECUTIVE OFFICERS AND BOARD - AS AT MARCH 31, 2011
         NAME                   POSITION                        DATE ELECTED/
                                                                 APPOINTED
 -------------------------------------------------------------------------------

 Mark Yung                 Executive Chairman                 February 07, 2011

 Nitin Amersey             Director                           January 2003

 John D. Dunlap III        Director                           February 2007

 John J Suydam             Director                           January 25, 2011

 John J Hannan             Director                           January 25, 2011

 Benjamin Black            Director                           January 25, 2011

 Joshua Black              Director                           January 25, 2011

 Zohar Loshitzer           Director                           January 25, 2011

 Frank Haas                Chief Technology Officer           March 09, 2011
                           and Chief Regulatory Officer

 Praveen Nair              Chief Financial Officer            March 09, 2011

 Virendra Kumar            Vice President of Operations       March 09, 2011



Set forth below is information relating to the business experience of each of the directors and executive officers of the Company.

ELBERT O. HAND, age 70, has extensive experience in corporate management. Mr. Hand became President of Hartmarx Corporation in 1985 and Chairman and Chief Executive Officer from 1992 through 2004 and thereafter retired as Chairman and remained as a director though 2009. Mr. Hand has also served on the Main Board of Austin Reed PLC, London from 1993 to 2002 and currently serves on the Board of Arthur J. Gallagher Inc. and has been a director from 2002 through the present. Mr. Hand also serves on the advisory board of Terlato Wines International and is a board member of the Savannah Music Festival, Savannah Georgia and Chicago's Music of the Baroque Chorus and Orchestra of which he was Chairman from 1995 to 2004. Mr. Hand attended The Kellog School of Management's Executive Development Program at Northwestern University and received a bachelor's degree from Hamilton College, Clinton, New York State. Effective January 25, 2010, ESW's Board of Directors unanimous elected Elbert O. Hand to serve as a member of the Board of Directors and appointed Mr. Hand to serve as Chairman. Mr. Hand voluntarily resigned from ESW`s Board on February 7, 2011.

DAVID J. JOHNSON, age 49, has 28 years of experience in the automotive industry in various aspects of advanced engineering, systems development, manufacturing of components, and as an entrepreneur. Mr. Johnson has served as the Company's Chief Operating Officer from August 2000 through November 2001 and was elected to the Board of Directors in September 2000. In addition to serving as a director of the Company, Mr. Johnson has served as Senior Vice President of Sales and Marketing from November 2001 until May 2004 and served as acting Chief Financial Officer from December 2004 through May 2005. Mr. Johnson was appointed as the Interim Chief Executive Officer and President on May 1, 2004 and was subsequently appointed President and Chief Executive Officer in June 2005. Mr. Johnson attended Tollgate Tech. Secondary, Mohawk College, Devry Institute of Technologies and is an active member of the Society of Automotive Engineers
(SAE). Effective March 8, 2011, the Company and David J. Johnson, entered into an Employment Separation and General Release Agreement (the "Agreement"), whereby Mr. Johnson resigned as President and Chief Executive Officer of the Company as well as all of its subsidiaries wherein he served as an executive officer. Additionally, Mr. Johnson resigned from the Company's Board of Directors as well from the Board of Directors of each of the Company's wholly owned subsidiaries wherein he served. Mr. Johnson resigned without any disputes or disagreements with the Company or any of its subsidiaries.

NITIN M. AMERSEY, age 59, has over 36 years of experience in international trade, marketing and corporate management. Mr. Amersey was elected as a director of ESW and has served as a member of the board since January 2003. Mr. Amersey was appointed Interim Chairman of the Board in May 2004 and subsequently was appointed Chairman of the Board in December 2004 and served as Chairman on ESW's board through to January 2010. In addition to his service as a board member of ESW, Mr. Amersey has been Chairman of Scothalls Limited, a private trading firm since 1978. Mr. Amersey has also served as President of Circletex Corp., a financial consulting management firm since 2001, has has been the Managing Member in Amersey Investments, LLC, a financial consulting management firm since 2006, and has served as chairman of Midas Touch Global Media Corp from 2005 to the present. He is also Chairman of Hudson Engineering Industries Pvt. Ltd. and of Trueskill Technologies Pvt. Ltd., private companies domiciled in India. He is a director and Chief Financial Officer of the Trim Holding Group, director and Chief Executive Officer of New World Brands, Inc., and director and Chief Executive Officer of Azaz Capital Corp., formerly ABC Acquisition Corp. Mr. Amersey served as director and Chief Executive Officer of ABC Acquisition Corp. 1502 from June 2010 to February 2011. From 2003 to 2006 Mr. Amersey was Chairman of RMD Entertainment Group and also served during the same period as chairman of Wide E-Convergence Technology America Corp. Mr. Amersey is also the owner of Langford Business Services LLC. Mr. Amersey has a Masters of Business Administration Degree from the University of Rochester, Rochester, New York, and a Bachelor of Science in Business from Miami University, Oxford, Ohio. He graduated from Miami University as a member of Phi Beta Kappa and Phi Kappa Phi. He is the sole member manager of Amersey Investments LLC. Mr. Amersey also holds a Certificate of Director Education from the NACD Corporate Director's Institute. Mr. Amersey continues to serve on ESW`s board.

MICHAEL F. ALBANESE, age 57, has over 34 years of financial experience including roles as Chief Financial Officer and Chief Operating Officer. Currently he is the president of Cost Reduction Solutions, a CPA consulting firm providing services to both private and public companies as well as to the banking industry. Mr. Albanese received a Bachelor's degree in Accounting and is a licensed CPA practicing in New Jersey. He is a member of the AICPA and NJSCPA, The Garden State Credit Association and is a registered accountant with the SEC's Public Company Accounting Oversight Board (PCAOB). Mr. Albanese was not nominated and did not stand for re-election as a director effective October 14, 2010. Mr. Albanese had no disputes or disagreements with the Company.

JOHN DUNLAP, III, 52, served as Chairman of the Board of Directors of the California Air Resources Board from 1994 to 1999. In this post, Mr. Dunlap promoted advanced technological solutions to achieve air quality and public health protection gains. During his tenure as Chairman, Mr. Dunlap oversaw the development and implementation of the most far-reaching air quality regulations in the world aimed at fuels, engines and over 200 consumer products. Prior to Mr. Dunlap's tenure at CARB, he served as the Chief Deputy Director of the California Department of Toxic's Substances Control where his responsibilities included crafting the state's technology advancement program, serving as the lead administration official in securing congressional and U.S. Department of Defence/Executive Branch support and funding for military base closure environmental clean-up and in creating a network of ombudsman staff to assist the regulated businesses in demystifying the regulatory process. In addition, Mr. Dunlap spent more than a decade at the South Coast Air Quality Management District in a host of regulatory, public affairs and advisory positions where he distinguished himself as the principal liaison with the business and regulatory community. Mr. Dunlap is currently the owner of a California-based advocacy and consulting firm called the Dunlap Group. He has served on the Board of Director's of ESW since 2007. Mr. Dunlap has a BA degree in Political Science and Business from the University of Redlands (California) and a Master's degree in Public Policy from Claremont Graduate University (California). Mr. Dunlap continues to serve on ESW`s board.

BENGT G. ODNER, age 58, has served as a director since September 2000. He served as the Company's Chairman from September 2000 through October 2002. Mr. Odner has also served as our Chief Executive Officer from August 1999 through September 2000 and as Interim Chief Executive Officer from February 2002 to July 2002. Mr. Odner was a director of Crystal Fund Ltd., a Bermuda mutual fund, and was a director of Crystal Fund Managers, Ltd. from 1996 until January 2003. From 1990 through 1995, Mr. Odner was the Chairman of Altus Nord AB, a property holding company specializing in Scandinavian properties and a wholly owned subsidiary of Credit Lyonais Bank Paris. Mr. Odner holds a masters degree in Business Administration from Babson College. Mr. Odner resigned from ESW`s Board on December 17, 2010.

JOEY SCHWARTZ, age 49, has over 26 years of experience in financial management, business strategy development and marketing. During various periods from February 2001 to September 2004, Mr. Schwartz served in various consulting positions involving organizational development, corporate compliance, legal affairs and finance for ESW and its wholly owned subsidiary ESW Canada Inc. In May 2005 he was appointed as Chief Financial Officer (CFO) and served as CFO through February 2008. He served as a consultant to the Company on special projects and provided advice on compliance, due diligence, regulatory and business matters from February 2008 through to December 2008. Prior to his association with the Company, Mr. Schwartz consulted for several companies in different industries including Identicam Systems Canada Ltd., which was acquired under the GE Infrastructure security group of companies. He was President of Empereau Manufacturing, for over 18 years, a manufacturing company supplying products to the commercial specification and construction industry as well as government procurement. He is currently president of JMC Emerald Corp. a consulting company. Mr. Schwartz graduated on the dean's honour roll from York University where he received a Bachelor of Arts Degree in Economics and Mathematics. Mr. Schwartz was not nominated and did not stand for re-election as a Director effective October 14, 2010. Mr. Schwartz had no disputes or disagreements with the Company.

PETER BLOCH, age 52, is the co-founder and partner of Guarden Capital, a private company which invests in clean technology companies and assists their management with strategy and planning. From 2008 to 2009, Mr. Bloch served as Chief Financial Officer of Just Energy a gas and electricity marketing income trust which is listed on the TSX. From 2005 to 2008, Mr. Bloch was also a co-founder and served as a Partner of Tribute Pharmaceuticals, a specialty pharmaceutical company engaged in the acquisition, licensing and management of mature prescription pharmaceutical products in the United States and Canada. From 2000 to 2005, he served as Chief Financial Officer, Vice President Finance and Administration of Gennum Corporation, an international semiconductor company listed on the Toronto Stock Exchange. Mr. Bloch holds a Bachelors of Commerce degree with Honours from the University of Cape Town, South Africa and is a Chartered Accountant in South Africa and Canada. Mr. Bloch voluntarily resigned from ESW`s Board on March 4, 2011. Mr. Bloch had no disputes or disagreements with the Company.

MARK YUNG, age 37, is a Senior Investment Executive at Orchard Capital, an investment firm located in Los Angeles, California. Mr. Yung currently acts as Executive Chairman of ESW and as a board member of Polymer Plainfield. Prior to joining Orchard, Mr. Yung was a Senior Vice President in the Corporate Strategy and Merger and Acquisitions groups of Citigroup and ABN AMRO. Prior to his corporate strategy roles, Mr. Yung was an investment professional at JPMorgan Partners ("JPMP"). At JPMP, Mr. Yung focused on venture capital, growth equity and buyout transactions in Latin America and acted as board member for various emerging companies in the region. Mr. Yung holds a B.A. from Cornell University and a M.B.A. from INSEAD. Effective February 10, 2011, Mr. Mark Yung was elected to serve as Executive Chairman of the Company's Board of Directors. Mr. Yung has been serving as an elected member of the Board of Directors of the Company since December 17, 2010. Mr. Mark Yung is also employed by Orchard Capital Corporation, which is controlled by Mr. Richard Ressler, affiliated entities of Orchard Capital Corporation as well as Mr. Richard Ressler are shareholders of the Company.

STEFAN BOEKAMP, age 62, joined the Company in July 2005 as the Plant Manager of the Company's wholly owned subsidiary, ESW Canada Inc. In February 2008 he was appointed as the Company's Vice President of Operations. Prior to joining the Company, Mr. Boekamp ran several machine building companies in Europe engaged in tooling and specialized equipment design and building between 1971 and 1983. From 1983 to 1992 he served as a General Manager and Vice President of Operations for Magna International. He was the President and Chief Executive Officer of Evermore Automation, an industrial magnet and automated equipment manufacturer between 1992 and 2005. Mr. Boekamp has a Masters Degree in Tool and Die Making, equivalent to a Professional Engineer Degree and a Masters in Business Administration from Handwerskammer Ostwetfalen-Lippe Zu Bielefeld, Bielefeld, Germany. Mr. Boekamp resigned on mutually agreeable terms from his position as Vice President of Operations of the Company on March 11, 2011. Mr. Boekamp resigned without any disputes or disagreements with the Company or any of its subsidiaries.

PRAVEEN NAIR, age 35, was appointed Chief Accounting Officer in February 2008. He joined the Company in May 2005 and served in the position of Assistant to the Chief Financial Officer supporting the Company's Chief Financial Officer in day-to-day operations. In May 2006 he was promoted to Controller for the Company's wholly owned subsidiaries, ESW America Inc. and ESW Canada Inc. Prior to joining the Company, Mr. Nair was with e-Serve International Ltd, a Citigroup company from December 2000 through January 2005 where he served as a Deputy Manager in the Business Development and Migrations Unit and subsequently as Manager and Senior Manager. He was responsible for feasibility studies and regionalizing operations from countries in Europe, North America and Africa into processing centers in Mumbai and Chennai in India. Mr. Nair has a Bachelors Degree in Commerce with specialization in Accounting and a Masters Degree in Finance from Faculty of Management Studies, College of Materials Management, Jabalpur, India. Effective March 9, 2011 Mr. Nair was promoted to the position of Chief Financial Officer of the Company.


NEW BOARD AND EXECUTIVE OFFICER APPOINTMENTS AS AT MARCH 31, 2011

ZOHAR LOSHITZER, age 53, Chief Executive Officer of Presbia an ophthalmic-device firm. Mr. Loshitzer possesses a varied background guiding commercialization of emerging technologies in fields including aerospace, telecommunications and medical devices. Mr. Loshitzer has held leadership positions in several portfolio companies affiliated to Orchard Capital, including Presbia. Previously, Mr. Loshitzer served as the President, CEO and founder of Universal Telecom Services (UTS), which provides high-quality, competitively priced voice and data telecommunications solutions to emerging markets. Mr. Loshitzer oversaw the company's operations and its critical relationships with key foreign entities, mainly in the Indochina region. He is one of the founders of J2 Global Communications (NASDAQ: JCOM), and a co-founder and former managing director of Life Alert Emergency Response, Inc., currently serves as a managing director of Orchard Telecom, Inc., and has served as a board member to MAI Systems Corporation, an AMEX-listed company and j2 Global communications (NASDAQ: JCOM) from 1998 - 2001 . Earlier in his career, Mr. Loshitzer worked in the aerospace industry at the R&D lab of Precision Instruments, a division of IAI (Israel Aircraft Industries). Mr. Loshitzer focuses on helping grow companies from start-ups to global enterprises. Mr. Loshitzer holds a degree in Electrical & Electronic Engineering from Ort Syngalowski College in Israel.

JOSHUA BLACK, age 24, is employed by the Leveraged Finance Group within the Investment Banking Division at Goldman, Sachs & Co. From 2008 to 2010, he was employed in the Financial Institutions Group within the Investment Banking Division also at Goldman, Sachs & Co. He graduated cum laude and with departmental distinction from Princeton University in 2008 with a major in Religion.

JOHN J SUYDAM, age 51, Mr. Suydam joined Apollo Investment Corporation in 2006 and serves as the Chief Legal and Administrative Officer at the firm. From 2002 through 2006, Mr. Suydam was a partner at O'Melveny & Myers, where he served as head of Mergers & Acquisitions and co-head of the Corporate Department. Prior to that, Mr. Suydam served as Chairman of the law firm O'Sullivan, LLP which specialized in representing private equity investors. Mr. Suydam serves on the Board of the Big Apple Circus and is a member of Mount Sinai Hospital Department of Medicine Advisory Board . Mr. Suydam received his JD from New York University in 1985 and graduated magna cum laude with a BA in History from the State University of New York at Albany.

JOHN J HANNAN, age 58, is Chairman of the Board of Directors of Apollo Investment Corporation, a public investment company. He served as Chief Executive Officer of Apollo Investment Corporation from 2006 to 2008. Mr. Hannan, a senior partner of Apollo Management, L.P., co-founded Apollo Management, L.P. in 1990. He received a BBA from Adelphi University and an MBA from the Harvard Business School.

BENJAMIN BLACK, age 26, is a 2013 joint degree candidate for a Juris Doctor/Master of Business Administration from Harvard University. From 2007 to 2009, he was employed in the Technology, Media & Telecoms Group within the Investment Banking Division at Goldman, Sachs & Co. He graduated cum laude from the University of Pennsylvania in 2007 with a major in History.

FRANK HAAS, age 47, was appointed the Company's Chief Technology Officer and Chief Regulatory Officer. Mr. Haas has been the Vice President of Special Projects for the Company since 2007. He joined the Company in 2001 and served in several capacities, such as technical Sales Engineer and Director of Sales. Prior to joining the Company Mr. Haas was employed by Nett Technologies and Husky Injection Moulding, where he served in the roles of technical Sales and Project Engineer. Mr. Haas holds a Bachelors degree in Mechanical Engineering with specialization in Production Engineering from the University of Applied Sciences in Cologne, Germany.

VIRENDRA KUMAR, age 36, was appointed Vice President of Operations of the Company. Mr. Kumar has been General Manager of ESW America, Inc. ("ESWA") since 2010 and is responsible for the overall operations related to Air Testing Services. Prior to joining ESWA in 2009, Mr. Kumar was employed by Cummins Inc. as an Emission Operations Leader from 2004 through 2009, prior to that by Escort JCB as a design and production engineer, and by the Indian Institute of Technology Delhi as a project manager. Mr. Kumar holds a Masters degree in Mechanical Engineering from the Indian Institute of Technology Delhi and a Bachelors degree in Mechanical Engineering from the University of Rajasthan. Mr. Kumar was also a PhD candidate at University of California, Riverside.

CORPORATE GOVERNANCE

GENERAL

ESW's management and Board of Directors believe that good corporate governance is important to ensure that the Company is managed for the long-term benefit of its stockholders. This section describes key corporate governance practices that have been adopted.

BOARD OF DIRECTORS MEETINGS AND ATTENDANCE

The Board of Directors has responsibility for establishing broad corporate policies and reviewing overall performance of the Company rather than day-to-day operations. The primary responsibility of ESW's Board of Directors is to oversee the management of the Company and, in doing so, serve the best interests of the Company and its stockholders. The Board of Directors selects, evaluates and provides for the succession of executive officers and, subject to stockholder approval, the election of directors. The Board also reviews and approves corporate objectives and strategies, and evaluates significant policies and proposed major commitments of corporate resources as well as participates in decisions that have a potential major economic impact on our Company. Management keeps the directors informed of Company activity through regular communication, including written reports and presentations at Board of Directors and committee meetings. We have no formal policy regarding director attendance at the annual meeting of stockholders. The Board of Directors held eleven (11) meetings in 2010, all of which were telephonic. All board members were in attendance at least seventy five percent (75%) of the board meetings.

AUDIT COMMITTEE COMPOSITION

The Company has a separately designated standing Audit Committee comprised of Nitin M. Amersey (Chairman) and John Dunlap III. Nitin Amersey qualifies as a "financial expert" as defined by SEC rules. The Company's Board has also determined that Nitin Amersey meets the SEC definition of an "independent" director. The Audit Committee met 7 times during 2010.

COMPENSATION COMMITTEE COMPOSITION

The Compensation Committee is currently comprised of John Dunlap III, who serves as Chairman, and Nitin Amersey. In accordance with its charter, the Compensation Committee is responsible for establishing and reviewing the overall compensation philosophy of the Company, establishing and reviewing the Company's general compensation policies applicable to the chief executive officer and other officers, evaluating the performance of the chief executive officer and other officers and approving their annual compensation, reviewing and recommending the compensation of directors, reviewing and recommending employment, consulting, retirement and severance arrangements involving officers, and directors of the Corporation and reviewing and recommending proposed and existing incentive-compensation plans and equity-based compensation plans for the Corporation's directors, officers, employees and consultants. The Compensation Committee met 3 times during 2010.

COMPENSATION POLICY:

The objective of the Compensation Committee with respect to compensation for executive officers is to ensure that compensation packages are designed and implemented to align compensation with both short-term and long-term key corporate objectives and employee performance and to ensure that the Corporation is able to attract, motivate and retain skilled and experienced executives in an effort to enhance ESW's success and shareholder value.

The compensation policies are designed to align the interests of management with ESW's shareholders. In order to do so, the committee takes into consideration the experience, responsibility and performance of each individual over the longer term and considers a range of short-and long-term cash, and non-cash compensation elements. The Company believes that this serves the goals of compensating ESW's executive officers competitively on a current basis, tying a significant portion of the executives' compensation to company performance, and allowing the executive officers and key employees to gain an ownership stake in ESW's commensurate with their relative levels of seniority and responsibility. Each year, a review of the executive compensation program, compensation philosophy, committee mission and performance is completed. In addition, each year the committee reviews the nature and amounts of all elements of the executive officers' compensation, both separately and in the aggregate, to ensure that the total amount of compensation is competitive with respect to ESW's peer companies, and that there is an appropriate balance for compensation that is tied to the short- and long-term performance of the Company.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Under the securities laws of the United States, the Company's directors, executive officers, and any persons holding more than ten percent of the Company's common stock are required to report their initial ownership of the Company's common stock and any subsequent changes in their ownership to the Securities and Exchange Commission. Specific due dates have been established by the Commission, and the Company is required to disclose any failure to file by those dates. Based upon the copies of Section 16 (a) reports that the Company received from such persons for their 2010 fiscal year transactions, the Company believes there has been compliance with all Section 16 (a) filing requirements applicable to such officers, directors and ten-percent beneficial owners for such fiscal year, except that a Form 3 was filed late by Mr. Peter Bloch a former director of the Company.

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
 / PRINCIPAL                                           STOCK     AWARDS       PLAN       COMPENSATION     ALL OTHER
 POSITION                   YEAR     SALARY    BONUS   AWARDS      (6)    COMPENSATION     EARNINGS      COMPENSATION     TOTAL

 -------------------------------------------------------------------------------------------------------------------------------
 David J. Johnson (1)       2010    $360,000    --       --      $62,127        --            --           $34,732      $456,859
 Director,
 Chief Executive Officer    2009    $240,000    --       --           --        --            --           $34,998      $274,998
 And President

 -------------------------------------------------------------------------------------------------------------------------------
 Stefan Boekamp (2)         2010    $111,662    --       --           --        --            --            $8,840      $120,502
 Vice President Of
 Operations                 2009    $100,709    --       --           --        --            --           $10,421      $111,130

 -------------------------------------------------------------------------------------------------------------------------------
 Praveen Nair (3)           2010    $116,516    --       --           --        --            --            $7,636      $124,152
 Chief Accounting Officer
                            2009    $105,088    --       --           --        --            --            $8,282      $113,370

 -------------------------------------------------------------------------------------------------------------------------------


 EFFECTIVE MARCH 9, 2011

 -------------------------------------------------------------------------------------------------------------------------------
 Frank Haas (4)             2010    $87,387     --       --           --        --            --            $5,073      $92,460
 Chief Technology Officer
 & Chief Regulatory Office  2009    $78,809     --       --           --        --            --            $4,998      $83,807

 -------------------------------------------------------------------------------------------------------------------------------
 Virendra Kumar (5)         2010   $112,000     --       --           --        --            --            $6,900      $118,900
 Vice President Of
 Operations                 2009   $112,000     --       --           --        --            --            $6,000      $118,000

 -------------------------------------------------------------------------------------------------------------------------------

1. Mr. David J. Johnson was paid at the annual rate of $360,000. In 2010 Mr. Johnson received $360,000 as salary, $18,358 pay in lieu of vacation, a car allowance of $12,000 per annum and standard medical and dental benefits provided by the Company totalling $4,374. Mr. Johnson also received 600,000 stock options. The options vest over a period of three years with an exercise price of $0.65 (fair market value of the Company's common stock as of the date of grant) with expiry five years from the date of award. In 2009 Mr. Johnson received $240,000 as salary and fees, $18,000 pay in lieu of vacation, a car allowance of $12,000 per annum and standard medical and dental benefits provided by the Company totalling $4,998. Effective March 9, 2011, the Company and David J. Johnson, entered into an Employment Separation and General Release Agreement (the "Agreement"), whereby Mr. Johnson resigned as President and Chief Executive Officer of the Company as well as all of its subsidiaries wherein he served as an executive officer. Mr. Johnson will receive a severance payments based upon his regular salary of $360,000 per annum as prorated. The severance payments will be made on a quarterly basis for the remainder of the calendar year. Mr. Johnson will also continue to receive customary medical benefits and a car allowance of 1,000 a month for the remainder of the calendar year.

2. Mr. Stefan Boekamp was paid at the annual rate of CAD $115,000 (which translates to USD $111,662 for the year ended December 31, 2010). In 2010 Mr. Boekamp received $111,662 as salary, $4,466 pay in lieu of vacation, and standard medical and dental benefits provided by the Company totalling $4,374. In 2009 Mr. Boekamp received $100,709 as salary, $5,423 pay in lieu of vacation, and standard medical and dental benefits provided by the Company totalling $4,998. Effective March 11, 2011, Mr. Boekamp, resigned on mutually agreeable terms from his position as Vice President of Operations of the Company.

3. Mr. Praveen Nair was paid at the annual rate of CAD$120,000 (which translates to USD $116,516 for the year ended December 31, 2010). In 2010 Mr. Nair received $116,516 as salary, $3,262 pay in lieu of vacation, and standard medical and dental benefits provided by the Company totalling $4,374.In 2009 Mr. Nair received $105,088 as salary, $3,284 pay in lieu of vacation, and standard medical and dental benefits provided by the Company totalling $4,998. Effective March 9, 2011, Mr. Praveen Nair the Company's Chief Accounting Officer was promoted to the position of Chief Financial Officer of the Company. Mr. Nair will receive an annual salary of CAD $150,000.

4. Effective March 9, 2011, Mr. Frank Haas was appointed the Company's Chief Technology Officer and Chief Regulatory Officer. Mr. Haas will receive an annual salary of CAD $160,000 and will receive an incentive compensation for each of the first two achieved verification/certifications of certain of the Company's products within the first year of his appointment. In 2010 Frank Hass was paid at the rate of CAD $90,000 (which translates to USD $87,387 for the year ended December 31, 2010). In 2010 Mr. Haas received $87,387 as salary, $699 pay in lieu of vacation, and standard medical and dental benefits provided by the Company totalling $4,374. In 2009 Mr. Haas received $87,387 as salary, $0 pay in lieu of vacation, and standard medical and dental benefits provided by the Company totalling $4,998.

5. Effective March 9, 2011, Mr. Virendra Kumar was appointed the Company's Vice President of Operations. Mr. Kumar will receive an annual salary of $150,000. In 2010 Virendra Kumar was paid at the rate of $112,000 annually. In 2010 Mr. Kumar received $112,000 as salary and standard medical and dental benefits provided by the Company totalling $6,900. In 2009 Mr. Kumar received the following compensation, $112,000 as salary and standard medical and dental benefits provided by the Company totalling $6,000.

6. Represents the cost of the compensation expense recorded by the Company for option grants in 2010.

EMPLOYMENT AGREEMENTS

In February 2007, the Company entered into an employment agreement with Mr. David J. Johnson as President and Chief Executive Officer. The agreement provided, among other things, for an annual salary of $240,000, as well as an award of 600,000 options exercisable for a term of five (5) years at an exercise price of $0.71 per share (fair market value of the Company's stock as of the date of grant). The agreement also provided that, other than in connection with Mr. Johnson's employment being terminated other than for death, disability, conviction of a felony or non-performance of duties, he will be paid the balance of his contract. The employment agreement provided for participation in benefit plans ESW offers to its employees, and a car allowance of $1,000 per month. Effective May 13, 2010, the Company's Board of Directors approved the recommendation of the Compensation Committee whereby the base salary for Mr. Johnson was increased to $360,000 per annum. The increase in Mr. Johnson's salary was retroactive to January 1, 2010. On April 15, 2010, the Board of Directors granted an aggregate award of 600,000 stock options to Mr. Johnson. The options vest over a period of three years with exercise prices of $0.65 (fair market value of the Company's common stock as of the date of grant) with expiry of five years from the date of award.

Effective March 9, 2011, the Company and David J. Johnson, entered into an Employment Separation and General Release Agreement (the "Agreement"), whereby Mr. Johnson resigned as President and Chief Executive Officer of the Company as well as all of its subsidiaries wherein he served as an executive officer. Mr. Johnson will receive a severance payments based upon his regular salary of $360,000 per annum as prorated. The severance payments will be made on a quarterly basis for the remainder of the calendar year. Mr. Johnson will also continue to receive customary medical benefits and a car allowance of 1,000 a month for the remainder of the calendar year.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows certain information regarding the outstanding equity awards held by the Named Executives at the end of 2010.

No stock options were granted in 2009.



                            NUMBER OF SECURITIES        OPTION       DATE      OPTION
                                  UNDERLYING            EXERCISE      OF       EXPIRY
    NAME                    UNEXERCISED OPTIONS(#)       PRICE      GRANT       DATE
    ------------------------------------------------------------------------------------
                                  600,000                $0.65    04/15/2010  02/16/2012
    David J. Johnson              700,000                $0.71    02/16/2007  02/16/2012
                                  150,000                $0.27    06/08/2003  08/06/2013
    ------------------------------------------------------------------------------------

    Stefan Boekamp                 50,000                $0.71    02/07/2008  02/06/2011

    -----------------------------------------------------------------------------------

    Praveen Nair
                                   50,000                $0.71    02/07/2008  02/06/2011
    -----------------------------------------------------------------------------------

    Frank Haas                     50,000                $1.00    02/07/2008  02/06/2011

    -----------------------------------------------------------------------------------

    Virendra Kumar                    --                  --              --       --

    -----------------------------------------------------------------------------------



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

In October 2010, the 2002 Stock option Plan was replaced by the 2010 Stock Option Plan.

The 2010 Stock Incentive Plan (the "Stock Incentive Plan" or the "Plan") replaces the Company's 2002 Stock Option Plan. While previously granted options under the Company's 2002 Stock Option Plan will remain in effect in accordance with the terms of the individual options, the 2010 Stock Incentive Plan will replace the Company's 2002 Plan for future grants. The Stock Incentive Plan is to be capitalized with 5,000,000 shares. The Stock Incentive Plan authorizes the granting of awards to employees (including officers) of the Company and certain related companies in the form of any combination of (1) options to purchase shares of common stock, (2) stock appreciation rights ("SARs"), (3) shares of restricted common stock ("restricted stock"), (4) shares of deferred common stock ("deferred stock"), (5) bonus stock, and (6) tax-offset payments with respect to any of such awards. The Stock Incentive Plan also authorizes the granting of awards to directors who are not employees or officers of the Company ("Outside Directors") to purchase shares of common stock and related limited SARs and tax-offset payments. The Stock Incentive Plan is administered by a committee of the Company's Board of Directors, which consists of at least two Outside Directors. The Committee has authority to interpret the Stock Incentive Plan, adopt administrative regulations, and determine and amend the terms of awards to employees. The Board of Directors has similar authority with respect to Outside Directors (although the Stock Incentive Plan may also provide for certain automatic grants to Outside Directors). The aggregate number of shares of common stock which may be issued under the Stock Incentive Plan is 5,000,000. Such shares may consist of authorized but unissued shares or treasury shares. The exercise of a SAR for cash or for the settlement of any other award in cash will not count against this share limit. Shares subject to lapsed, forfeited or cancelled awards, including options cancelled upon the exercise of tandem SARs for cash, will not count against this limit and can be re-granted under the Stock Incentive Plan. If the exercise price of an option is paid in common stock or if shares are withheld from payment of an award to satisfy tax obligations with respect to the award, such shares also will not count against the above limit. Under the Plan, SARs, restricted stock, deferred stock, or bonus stock can be granted with a limitation of no more than 1,500,000 shares or derivatives granted in the aggregate in any fiscal year. No employee or Outside Director may be granted tax-offset payments with respect to more than the number of shares of common stock covered by awards held by such employee. The Stock Incentive Plan does not limit awards which may be made under other plans of the Company.

COMPENSATION OF NON-MANAGEMENT DIRECTORS




                                     FEES EARNED       OPTIONS
   NAME OF OUTSIDE                   OR PAID IN       AWARDS (1)
   DIRECTOR               YEAR           CASH             $            TOTAL
   --------------------------------------------------------------------------
   Elbert O. Hand (2)     2010         $18,000         $31,063       $49,063

                          2009         $   --          $    --       $  --
   --------------------------------------------------------------------------
   Nitin M. Amersey       2010         $19,000         $    --       $ 19,000

                          2009         $49,500         $    --       $ 49,500
   --------------------------------------------------------------------------
   Michael F. Albanese    2010         $21,000         $    --       $ 21,000

                          2009         $38,500         $    --       $ 38,500
   --------------------------------------------------------------------------
   John D. Dunlap III     2010         $15,000         $    --       $ 15,000

                          2009         $27,500         $    --       $ 27,500
   --------------------------------------------------------------------------
   Bengt G. Odner         2010         $15,000         $    --       $ 15,000

                          2009         $27,500         $    --       $ 27,500
   --------------------------------------------------------------------------
   Joey Schwartz          2010        $ 15,000         $    --       $ 15,000

                          2009        $ 27,500         $    --       $ 27,500
   --------------------------------------------------------------------------
   Peter Bloch (3)        2010        $     --         $    --       $   --

                          2009        $     --         $    --       $   --
   --------------------------------------------------------------------------
   Mark Yung (4)          2010        $     --         $    --       $   --

                          2009        $     --         $    --       $   --
   --------------------------------------------------------------------------
   Zohar Loshitzer (5)    2010        $     --         $    --       $   --

                          2009        $     --         $    --       $   --
   --------------------------------------------------------------------------
   Benjamin Black (6)     2010        $     --         $    --       $   --

                          2009        $     --         $    --       $   --
   --------------------------------------------------------------------------
   Joshua Black (7)       2010        $     --         $    --       $   --

                          2009        $     --         $    --       $   --
   --------------------------------------------------------------------------
   John J Hannan (8)      2010        $     --         $    --       $   --

                          2009        $     --         $    --       $   --
   --------------------------------------------------------------------------
   John Suydam (9)        2010        $     --         $    --       $   --

                          2009        $     --         $    --       $   --
   --------------------------------------------------------------------------

During the fiscal year 2010 and 2009, outside directors were compensated at the rate of $2,500 a month. The Chairman of the Board of Directors received an additional $2,000 per month and the Chair of the Audit Committee received an additional $1,000 per month.

(1) Represents the cost of the compensation expense recorded by the Company in accordance with FAS123R (ASC 718-10-10). In 2009 no stock option awards were issued to Outside Directors.

(2) Effective January 25, 2010, ESW's Board of Directors unanimously elected Elbert O. Hand to serve as a member of the Board of Directors and appointed Mr. Hand as Interim Chairman. Mr. Hand did not receive any compensation from the Company in 2009.

(3) Effective November 1, 2010, ESW's Board of Directors unanimously elected Peter Bloch to serve as a member of the Board of Directors. Mr. Bloch did not receive any compensation from the Company in 2010 and 2009.

(4) Effective December 17, 2010, Mark Yung was appointed to serve as a member of the Board of Directors by written action and vote of majority shareholders of ESW. Mr. Yung did not receive any compensation from the Company in 2010 and 2009.

(5) Effective January 25, 2011, Zohar Loshitzer was appointed to serve as a member of the Board of Directors by written action and vote of majority shareholders of ESW. Mr. Loshitzer did not receive any compensation from the Company in 2010 and 2009.

(6) Effective January 25, 2011, Benjamin Black was appointed to serve as a member of the Board of Directors by written action and vote of majority shareholders of ESW. Mr. Benjamin Black did not receive any compensation from the Company in 2010 and 2009.

(7) Effective January 25, 2011, Joshua Black was appointed to serve as a member of the Board of Directors by written action and vote of majority shareholders of ESW. Mr. Joshua Black did not receive any compensation from the Company in 2010 and 2009.

(8) Effective January 25, 2011, John J. Hannan was appointed to serve as a member of the Board of Directors by written action and vote of majority shareholders of ESW. Mr. Hannan did not receive any compensation from the Company in 2010 and 2009.

(9) Effective January 25, 2011, John Suydam was appointed to serve as a member of the Board of Directors by written action and vote of majority shareholders of ESW. Mr. Suydam did not receive any compensation from the Company in 2010 and 2009.

The following table shows certain information regarding the outstanding equity awards held by the outside directors at the end of 2010.

On April 15, 2010, the Board of Directors granted an aggregate award of 300,000 stock options Mr. Elbert O. Hand. The options vest over a period of three years with exercise prices of $0.65 (fair market value of the Company's common stock as of the date of grant) with expiry five years from the date of award.

No stock awards or stock options were granted to the outside directors in 2009.


                                                   OPTION
                                  NUMBER OF        EXERCISE      OPTION
                                  OPTIONS (#)       PRICE      EXPIRATION
      NAME                        OUTSTANDING        ($)          DATE
      -------------------------------------------------------------------
      Nitin M. Amersey             50,000          $  0.27     08/06/2013
                                  300,000          $  0.71     02/16/2012
      -------------------------------------------------------------------
      Michael F. Albanese         450,000          $  0.71     02/16/2012
      -------------------------------------------------------------------
      John D. Dunlap III          300,000          $  0.71     02/16/2012
      -------------------------------------------------------------------
      Bengt G. Odner               50,000          $  0.27     08/06/2013
                                  300,000          $  0.71     02/16/2012
      -------------------------------------------------------------------
      Joey Schwartz (1)           100,000          $  0.71     02/16/2012
                                  100,000          $  1.00     02/08/2013
      -------------------------------------------------------------------
      Elbert O. Hand              300,000          $  0.65     04/15/2015
      -------------------------------------------------------------------


(1) Mr. Joey Schwartz's status changed to an outside director in December 2008. As an outside director, Mr. Schwartz has not received any stock option awards. The option awards show in the table above reflect Mr. Schwartz's prior awards as an executive officer of ESW which are still effective until their expiration date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, to the best knowledge of the Company, as of March 31, 2011, certain information with respect to (1) beneficial owners of more than five percent (5%) of the outstanding Common Stock of the Company, (2) beneficial ownership of shares of the Company's Common Stock by each director and named executive, (3) beneficial ownership of shares of Common Stock of the Company by all directors and officers as a group.

Unless otherwise noted, all shares are beneficially owned and the sole voting and investment power is held by the persons/entities indicated.

Calculations are based upon the aggregate of all shares of Common Stock issued and outstanding as of March 31, 2011 in addition to shares issuable upon exercise of options currently exercisable or becoming exercisable within 60 days and which are held by the individuals named on the table.



NAME AND ADDRESS OF                     TOTAL BENEFICIAL             PERCENT OF
 BENEFICIAL OWNER                          OWNERSHIP         (1)        CLASS
-------------------------------------------------------------------------------
Mark Yung, Executive Chairman
c/o 335 Connie Crescent                             0                   0.00%
Concord, ON L4K 5R2
-------------------------------------------------------------------------------
Elbert O. Hand, Former Chairman
c/o 335 Connie Crescent                       500,000        (2)        0.39%
Concord, ON L4K 5R2
-------------------------------------------------------------------------------
Nitin M. Amersey, Director
c/o 335 Connie Crescent                       350,000        (3)        0.27%
Concord, ON L4K 5R2
-------------------------------------------------------------------------------
David J. Johnson
Former Chief Executive Officer,
President and Director                      1,700,000        (4)        1.30%
c/o 335 Connie Crescent
Concord, ON L4K 5R2
-------------------------------------------------------------------------------
Bengt G. Odner, Former Director
c/o 335 Connie Crescent                    25,462,900        (5)       19.61%
Concord, ON L4K 5R2
-------------------------------------------------------------------------------
Sedam Ltd
15 Rue Du Cendrier, 6TH Floor              25,462,900        (5)       19.61%
Geneva V8 1211
-------------------------------------------------------------------------------
Joey Schwartz, Former Director
c/o 335 Connie Crescent                       210,000        (6)        0.16%
Concord, ON L4K 5R2
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
Michael F. Albanese, Former Director
c/o 335 Connie Crescent                       450,000        (7)        0.35%
Concord, ON L4K 5R2
-------------------------------------------------------------------------------
John D. Dunlap, III, Director
c/o 335 Connie Crescent                       300,000        (8)        0.23%
Concord, ON L4K 5R2
-------------------------------------------------------------------------------
Stefan Boekamp,
Former Vice President of Operations
c/o 335 Connie Crescent                             0                   0.00%
Concord, ON L4K 5R2
-------------------------------------------------------------------------------
Praveen Nair, Chief Financial Officer
c/o 335 Connie Crescent                           900        (9)        0.00%
Concord, ON L4K 5R2
-------------------------------------------------------------------------------
Zohar Loshitzer, Director
c/o 335 Connie Crescent                             0                   0.00%
Concord, ON L4K 5R2
-------------------------------------------------------------------------------
Benjamin Black, Director
c/o 335 Connie Crescent                             0       (10)        0.00%
Concord, ON L4K 5R2
-------------------------------------------------------------------------------
Joshua Black, Director
c/o 335 Connie Crescent                             0       (11)        0.00%
Concord, ON L4K 5R2
-------------------------------------------------------------------------------
John J Suydam, Director
c/o 335 Connie Crescent                             0                   0.00%
Concord, ON L4K 5R2
-------------------------------------------------------------------------------
John J Hannan, Director
c/o 335 Connie Crescent                     1,088,095       (12)        0.83%
Concord, ON L4K 5R2
-------------------------------------------------------------------------------
Frank Haas, Chief Technology Officer
and Chief Regulatory Officer
c/o 335 Connie Crescent                       246,050       (13)        0.19%
Concord, ON L4K 5R2
-------------------------------------------------------------------------------
Virendra Kumar,
Vice President of Operations
c/o 335 Connie Crescent                             0                   0.00%
Concord, ON L4K 5R2
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
John J. Hannan as Trustee
of the Black Family 1997 Trust
c/o 9 West 57TH Street, Suite 4300         15,624,615       (14)       12.07%
New York NY 10019
-------------------------------------------------------------------------------
Leon D. Black
c/o 9 West 57TH Street, Suite 4300          6,724,211       (15)        5.19%
New York NY 10019
-------------------------------------------------------------------------------
John J. Hannan as Trustee
of the Leon  D. Black Trust UAD
11/30/92 FBO Alexander Black                5,085,379       (16)        3.93%
c/o 9 West 57TH Street, Suite 4300
New York NY 10019
-------------------------------------------------------------------------------
John J. Hannan as Trustee
of the Leon  D. Black Trust UAD
11/30/92 FBO Benjamin  Black                5,085,379       (17)        3.93%
c/o 9 West 57TH Street, Suite 4300
New York NY 10019
-------------------------------------------------------------------------------
John J. Hannan as Trustee
of the Leon  D. Black Trust UAD
11/30/92 FBO Joshua Black                   5,085,379       (18)        3.93%
c/o 9 West 57TH Street, Suite 4300
New York NY 10019
-------------------------------------------------------------------------------
John J. Hannan as Trustee
of the Leon  D. Black Trust UAD
11/30/92 FBO Victoria Black                 5,085,379       (19)        3.93%
c/o 9 West 57TH Street, Suite 4300
New York NY 10019
-------------------------------------------------------------------------------
Richard R. Ressler
C/O CIM GROUP                               1,088,095       (20)        0.84%
6922 Hollywood Boulevard
Los Angeles CA 90028
-------------------------------------------------------------------------------
Orchard Investments, LLC
C/O CIM GROUP                               2,178,842       (21)        1.68%
6922 Hollywood Boulevard
Los Angeles CA 90028
-------------------------------------------------------------------------------
All current directors and executive
officers as a group (Eleven persons)       37,951,176                  29.17%
-------------------------------------------------------------------------------

(1) On the basis of 129,463,767 shares of common stock outstanding, plus, in the case of any person deemed to own shares of common stock as a result of owning options or rights to purchase common stock exercisable within 60 days of March 31, 2011.

(2) Includes 200,000 shares of Common Stock. Includes options to purchase 300,000 shares of Common Stock at $0.65 per share, expiring April 15, 2015.

(3) Includes options to purchase 50,000 shares of Common Stock at $0.27 per share expiring August 6, 2013, and options to purchase 300,000 shares of Common Stock at $0.71 per share expiring February 16, 2012.

(4) Includes options to purchase 150,000 shares of Common Stock at $0.27 per share expiring August 6, 2013, options to purchase 700,000 shares of Common Stock at $0.71 per share expiring February 16, 2012, options to purchase 600,000 shares of Common Stock at $0.65 per share expiring April 15, 2015 and options to purchase 250,000 shares of Common Stock at $0.12 per share expiring September 09, 2012.

(5) Mr. Bengt George Odner is a past director of Environmental Solutions Worldwide, Inc. The aggregate amount of Common Stock beneficially owned by Mr. Bengt Odner, a former director of ESW, is represented by 1,275,780 shares of Common Stock and 350,000 shares of Common Stock underlying stock options that may be exercised. In addition to the direct ownership listed herein, Mr. Odner has indirect beneficial ownership by way of Sedam Limited (supra). Sedam Limited, a corporation organized under the laws of Cyprus, is controlled by a trust, of which Mr. Bengt Odner is the sole beneficiary. Sedam Limited includes 23,837,120 shares.

(6) Includes 10,000 shares of Common Stock and options to purchase 100,000 shares of Common Stock at $0.71 per share expiring February 16, 2012, and options to purchase 100,000 shares of Common Stock at $1.00 per share expiring February 8, 2013.

(7) Includes 450,000 options to purchase 450,000 shares of Common Stock at $0.71 per share expiring February 16, 2012.


(8) Includes 300,000 options to purchase 300,000 shares of Common Stock at $0.71 per share expiring February 16, 2012.

(9) Includes 900 shares of Common Stock.

(10) Mr. Benjamin Black is a beneficiary of the Leon D. Black Trust UAD 11/30/92 FBO Benjamin Black (the "Benjamin Trust") and the Black Family 1997 Trust (the "1997 Trust"). John J. Hannan is the trustee of the Benjamin Trust and the 1997 Trust and has the sole voting, investment and dispositive power with respect to the shares held by the Benjamin Trust and the 1997 Trust. Mr. Benjamin Black disclaims any beneficial ownership of the shares of Common Stock of the Company held by the Benjamin Trust and the 1997 Trust.

(11) Mr. Joshua Black is a beneficiary of the Leon D. Black Trust UAD 11/30/92 FBO Joshua Black (the "Joshua Trust") and the 1997 Trust. John J. Hannan is the trustee of the Joshua Trust and the 1997 Trust and has the sole voting, investment and dispositive power with respect to the shares held by the Joshua Trust and the 1997 Trust. Mr. Joshua Black disclaims any beneficial ownership of the shares of Common Stock of the Company held by the Joshua Trust and the 1997 Trust.

(12) Includes 1,088,095 shares of Common Stock directly owned by John J. Hannan. As the trustee of each of the 1997 Trust, the Leon D. Black Trust UAD 11/30/92 FBO Alexander Black (the "Alexander Trust"), the Leon D. Black Trust UAD 11/30/92 FBO Victoria Black (the "Victoria Trust"), the Benjamin Trust and the Joshua Trust, Mr. Hannan is the beneficial owner of an additional 35,966,131 shares of Common Stock.

(13) Includes 246,050 shares of Common Stock.

(14) Includes 15,624,615 shares of Common Stock directly beneficially owned by the 1997 Trust. John J. Hannan is the trustee of the 1997 Trust and has the sole voting, investment and dispositive power with respect to the Common Stock shares of the Company held by the 1997 Trust.

(15) Includes 6,724,211 shares of Common Stock directly owned by Mr. Leon Black.

(16) Includes 5,085,379 shares of Common Stock directly beneficially owned by the Alexander Trust. John J. Hannan is the trustee of the Alexander Trust and has the sole voting, investment and dispositive power with respect to the Common Stock shares of the Company held by the Alexander Trust.

(17) Includes 5,085,379 shares of Common Stock directly beneficially owned by the Benjamin Trust. John J. Hannan is the trustee of the Benjamin Trust and has the sole voting, investment and dispositive power with respect to the Common Stock shares of the Company held by the Benjamin Trust.

(18) Includes 5,085,379 shares of Common Stock directly beneficially owned by the Joshua Trust. John J. Hannan is the trustee of the Joshua Trust and has the sole voting, investment and dispositive power with respect to the Common Stock shares of the Company held by the Joshua Trust.

(19) Includes 5,085,379 shares of Common Stock directly beneficially owned by the Victoria Trust. John J. Hannan is the trustee of the Victoria Trust and has the sole voting, investment and dispositive power with respect to the Common Stock shares of the Company held by the Victoria Trust.

(20) Includes 1,088,095 shares of Common Stock directly owned by Richard S. Ressler. Richard Ressler is the President of Orchard Capital Corporation, the Manager of Orchard Investments LLC.

(21) Includes 2,178,842 shares of Common Stock directly owned by Orchard Investments, LLC ("Orchard").

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 2010 transactions with related parties included $6,134,024 related to conversion of convertible debentures including interest of $634,024 thereon into common stock; $1,032,849 related to inducement on early conversion of convertible debentures; the repayment of $511,342 principal and interest on promissory note and $144,967 for various services in addition to salaries and reimbursement of business expenses. During the year ended December 31, 2009 the Company paid shareholders and their affiliates $238,750 for various services, principal and interest on promissory notes and fees rendered in addition to salaries and reimbursement of business expenses. All transactions are recorded at the exchange amounts. Any one transaction or combination attributed to one individual or entity exceeding $120,000 on an annual basis has been disclosed as follows:

NOTE PAYABLE TO RELATED PARTY

The information required by this item is included in Note 7 to the consolidated financial statements.

CONVERTIBLE DEBENTURE ISSUED TO RELATED PARTY

On August 28, 2009, the Company completed a transaction whereby it issued $1.6 million of 9% convertible debentures to six accredited investors. A shareholder who was also a director of the Company participated in the August convertible debenture offering with a principal investment of $500,000.

Effective March 25, 2010, the November 2008 and the August 2009 debenture holders agreed to convert all outstanding convertible debentures as per the terms of the respective debenture agreements. The early conversion of the debentures was a condition precedent to the Company's wholly-owned subsidiary ESWC entering into a new credit facility with a chartered commercial bank. A total of $5,500,000 in principal and $634,024 of accrued interest due to related parties was converted into 23,489,494 shares of restricted common stock.

As part of the agreement to convert all existing convertible debentures, the Company was committed to pay a premium as an inducement to convert all debentures. The premium is payable to all converting debenture holders and was subject to a positive fairness opinion, approval by a Fairness Committee consisting of independent Directors of the Company's Board of Directors and an increase in the share capital of the Company. The premium consists of 4,375,668 shares of common stock. As the Company did not have sufficient authorised shares as of the date of conversion of the debentures to fulfill the premium, the premium has been recorded as an advance share purchase agreement at a fair market value of $2,909,872 as at March 31, 2010. The agreement is without interest, subordinated to the bank's position and payable in a fixed number of common shares of the Company upon increase in the authorized share capital of the Company.

Up to October 14, 2010, the Company did not have sufficient authorized and unissued shares to fulfill the advance share subscription. Under these conditions, FASB ASC Subtopic 815-40, Contracts in Entity's Own Equity, precludes equity classification of this obligation. As such, the advance share subscription was classified as a liability and periodically marked to market. The fair value of the obligation was determined to be $1,662,753 and $2,909,872 at October 14, 2010 and March 31, 2010, respectively. The fair value of the obligation was determined by the cash settlement value at the end of each period based on the closing price of the Company's common stock. The decrease in fair value of this liability of $1,247,119 was recorded as a mark to market adjustment on advance share subscription in the consolidated statement of operations and comprehensive loss. Of the total amount $784,965 (fair market value of 2,065,697 shares of common stock) was attributed to related parties.

Effective November 30, 2010, the Company issued an aggregate of 4,375,668 restricted shares of common stock to thirteen (13) prior debenture holders in connection with the early conversion of their debentures. Of these shares of common stock, 2,065,697 shares were issued to related parties.

As of December 31, 2010, principal and interest on total convertible debentures due to related parties was $0. As of December 31, 2009, the principal amount of convertible debentures, net of accretion, due to related party amounted to $5,428,443 with a corresponding accrued interest of $540,128, and debt discount of $71,557.

CONTRACTS AND AGREEMENTS

Mr. Nitin Amersey who is a director of the Company is listed as a control person with the Securities and Exchange Commission of Bay City Transfer Agency Registrar Inc. the Company's transfer agent. He has no ownership equity in Bay City Transfer Agency Registrar Inc. nor is he an officer or a director of Bay City Transfer Agency Registrar Inc. For the years ended December 31, 2010 and 2009, the Company paid Bay City Transfer Agency Registrar Inc. $7,363 and $1,683, respectively.

For the year ended December 31, 2010, Mr. Nitin Amersey received $25,500 for consulting services to the Company. In 2009 Mr. Amersey did not provide any services to the Company.

Mr. Peter Bloch who is a director of the Company provided consulting services to the Company. For the year ended December 31, 2010, the Company paid Mr. Bloch $112,104 for consulting services. In 2009 Mr. Bloch did not provide any services to the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES:

The Company paid its principal accountant MSCM LLP, $0 to date in audit fees for the audit of the Company's annual financial statements for 2010.

The Company paid its principal accountant MSCM LLP $44,766 in audit fees for review of the financial statements included in its Form 10-QSB for the three quarterly reports in 2010.

The Company paid its principal accountant MSCM LLP, $ 78,152 to date in audit fees for the audit of the Company's annual financial statements for 2009.

The Company paid its principal accountant MSCM LLP $24,524 in audit fees for review of the financial statements included in its Form 10-QSB for the three quarterly reports in 2009.

TAX AND OTHER FEES:

The Company paid its principal accountant MSCM LLP $0 and $0 for tax and compliance services for 2009.

The Company paid its principal accountant MSCM LLP $0 and $29,971 for tax and compliance services for 2009.

                                    PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

The Company has filed the following documents as part of this Form 10-K:

1. CONSOLIDATED FINANCIAL STATEMENTS

   Reports of Independent Registered Public Accounting Firm            - Page F1
   Financial Statements
             Consolidated Balance Sheets                               - Page F2
             Consolidated Statements of Income                         - Page F3
             Consolidated Statements of Stockholders' Equity           - Page F4
             Consolidated Statements of Cash Flows                     - Page F5
    Notes to Consolidated Financial Statements                      - Page F6-34


2. FINANCIAL STATEMENT SCHEDULE

All schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

3. EXHIBITS.

Exhibits are incorporated by reference to the Index of Exhibits provided at the end of this Report on Form 10-K.



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned; thereunto duly authorized this 31st day of March 2011 in the city of Concord, Province of Ontario.

                                ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                                              (Registrant)

                                                BY: /S/ MARK YUNG
                                                ------------------------
                                                MARK YUNG
                                                EXECUTIVE CHAIRMAN

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below, by the following persons on behalf of the Registrant and in the capacities indicated.


 SIGNATURES                               TITLE                    DATE
 -------------------------------------------------------------------------------


 /S/ MARK YUNG                     EXECUTIVE CHAIRMAN       MARCH 31, 2011
 ----------------------------
 MARK YUNG


 /S/ NITIN M. AMERSEY              DIRECTOR                 MARCH 31, 2011
 ----------------------------
 NITIN M. AMERSEY


 /S/ JOHN DUNLAP III               DIRECTOR                 MARCH 31, 2011
 ----------------------------
 JOHN DUNLAP


 /S/ ZOHAR LOSHITZER               DIRECTOR                 MARCH 31, 2011
 ----------------------------
 BENGT G. ODNER


 /S/ BENJAMIN BLACK                DIRECTOR                 MARCH 31, 2011
 ----------------------------
 BENJAMIN BLACK


 /S/ JOSHUA BLACK                  DIRECTOR                 MARCH 31, 2011
 ----------------------------
 JOSHUA BLACK


 /S/ JOHN J HANNAN                 DIRECTOR                 MARCH 31, 2011
 ----------------------------
 JOHN J HANNAN


 /S/ JOHN SUYDAM                   DIRECTOR                 MARCH 31, 2011
 ----------------------------
 JOHN SUYDAM


 /S/ PRAVEEN NAIR                  CHIEF FINANCIAL          MARCH 31, 2011
 ----------------------------      OFFICER
 PRAVEEN NAIR


 /S/ FRANK HAAS                    CHIEF TECHNOLOGIES       MARCH 31, 2011
 ----------------------------      OFFICER / CHIEF
 FRANK HAAS                          REGULATORY OFFICE


 /S/ VIRENDRA KUMAR                VICE PRESIDENT OF        MARCH 31, 2011
 ----------------------------      OPERATIONS
 VIRENDRA KUMAR

INDEX OF EXHIBITS

EXHIBIT           DESCRIPTION
NUMBER

3.1     Articles of Incorporation of the Company. (1)

3.2     Bylaws of the Company. (1)

3.3 Articles of Incorporation of the Company, as amended as of November 29, 2001. (Originally filed as exhibit 3.2) (5)

3.4 Articles of Incorporation of the Company as amended July 20, 2005 (Originally filed as exhibit 3.3)(13)

3.5     Bylaws of the Company as amended January 3, 2006 (15)

3.6 Articles of Incorporation of the Company, as amended as of October 13, 2010. (34)

3.7 Bylaws of the Company as amended January 25, 2011 (Originally filed as exhibit 3.1) (35)

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

10.23 Form of $1 Million Unsecured Subordinated Promissory Note dated September 7, 2006. (17)

10.24 Form of Separation Agreement and Release of Claims by and between the Company and Stan Kolaric dated October 12, 2006. (20)

10.25 Form of $500,000 Unsecured Subordinated Promissory Note dated November 17, 2006. (18)

10.26 Form of Contract for Investor Relations Service by and between the Company and Delta 2005 AG dated December 12, 2006. (20)

10.27 Form of Consolidated $2.3 Million Unsecured Subordinated Demand Promissory Note dated February 9, 2007. (20)\

10.28 Form of $500,000 Unsecured Subordinated Demand Promissory Note by and between the Company and Mr. Bengt Odner, dated February 15, 2007. (20)

10.29 Form of Employment Agreement between David J. Johnson and the Company dated as of January 1, 2007. (20) 10.30 Form of Assignment by Inventor by and between the Company and David Johnson dated February 16, 2007.
        (20)

EXHIBIT           DESCRIPTION
NUMBER

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

10.47 Form of Registration Rights Agreement between the Company and Investor Ledelle Holdings Ltd. for the purchase of 9% three (3) year Convertible Debentures (25)

10.48 Form of Amendment to Employment Agreement between Praveen Nair and the Company effective as of January 1, 2009 (26)

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

10.60 Form of Patent and Trademark Security Agreement by and between the Company's wholly owned subsidiary ESW Technologies, Inc. and Canadian Imperial Bank of Commerce

10.61 Environmental Solutions Worldwide Inc. Nominating and Governance Committee Charter as of August 10, 2010 (33)

10.62 Environmental Solutions Worldwide, Inc. Audit Committee Charter as of August 10, 2010 (33)

10.63 Environmental Solutions Worldwide Inc. Compensation Committee Charter as of August 10, 2010 (33)

10.64   Form of Subordinated Note Subscription Agreement as of February 17, 2011
        (36)

10.65   Form of Unsecured Subordinated Promissory Note as of February 17, 2011
        (36) 14.1 Code of ethics adopted March 28, 2005 by the Company's Board of Directors. (12)



EXHIBIT           DESCRIPTION
NUMBER

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

(29) Incorporated herein by reference from the Registrants Form 8-K filed with the Securities and Exchange Commission on September 2, 2009.

(30) Incorporated herein by reference from the Registrants Form 8-K filed with the Securities and Exchange Commission on January 5, 2010.

(31) Incorporated herein by reference from the Registrants Form 8-K filed with the Securities and Exchange Commission on March 23, 2010.

(32) Incorporated herein by reference from the Registrants Form 8-K filed with the Securities and Exchange Commission on June 2, 2010.

(33) Incorporated herein by reference from the Registrants Form 10Q filed with the Securities and Exchange Commission on August 13, 2010.

(34) Incorporated herein by reference from the Registrants Form 10Q filed with the Securities and Exchange Commission on September 09, 2010.

(35) Incorporated herein by reference from the Registrants Form 8-K filed with the Securities and Exchange Commission on January 28, 2011.

(36) Incorporated herein by reference from the Registrants Form 8-K filed with the Securities and Exchange Commission on February 22, 2011.

* Confidential treatment requested for a portion of this exhibit

** PREVIOUSLY FILED WITH FORM SB-2.