Form 10-Q
period 2011-03-31
ENVIRONMENTAL SOLUTIONS WORLDWIDE INC
filed 2011-05-16
CIK 1082278

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                for the quarterly period ended - March 31, 2011.

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

Large Accelerated Filer | | Accelerated Filer | | Non-Accelerated Filer | | Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).YES [ ] NO [X]

There were 129,463,767 shares of the registrant's Common Stock outstanding as of May 16, 2011

                                                                          PAGE #

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

             Consolidated Condensed Balance Sheets as of                      F2
             March 31, 2011 (unaudited) and December 31, 2010

             Consolidated Condensed Statements of Operations and              F3
             Comprehensive Loss for the Three Month Periods
             Ended March 31, 2011 and 2010 (unaudited)

             Consolidated Condensed Statements of Changes in Stockholders'    F4
             Equity (Deficit) and Comprehensive Income for the Three Month Period Ended March 31, 2011 (unaudited)

             Consolidated Condensed Statements of Cash Flows                  F5
             for the Three Month Period Ended March 31, 2011 and 2010
             (unaudited)

             Notes  to  Consolidated Condensed Financial Statements       F6-F30
             (unaudited)

Item 2. Management's Discussion And Analysis Of Financial
        Condition And Results Of Operations                                    2

Item 3. Quantitative and Qualitative Disclosures About Market Risk.           14

Item 4. Controls And Procedures                                               15

                           PART II. OTHER INFORMATION

Item 1A. RISK FACTORS                                                         16

Item 5. OTHER INFORMATION.                                                    20

Item 6. EXHIBITS.                                                             23

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                         (UNAUDITED)
                                                                           MARCH 31,     DECEMBER 31,
                                                                             2011            2010
                                                                         ------------    ------------
ASSETS

Current Assets
      Cash and cash equivalents (Note 4)                                 $    956,337    $     13,328
      Accounts receivable, net of allowance                                 1,241,213       2,279,149
          for doubtful accounts of $0 (2010 - $70,028) (Note 2)
      Inventory, net of reserve of $100,623 (2010 - 0)  (Note 5)            3,514,465       4,414,518
      Prepaid expenses and sundry assets                                      307,630         261,176
                                                                         ------------    ------------
          Total current assets                                              6,019,645       6,968,171

Property, plant and equipment under construction (Note 6)                      78,807         185,542

Property, plant and equipment, net of accumulated
      depreciation of $6,044,872                                            1,836,992       1,931,373
      (2010 - $5,765,164) (Note 6)

Internal use software under development (Note 2)                              129,603         126,340

Patents and trademarks, net of accumulated
      amortization of $2,131,423
      (2010 - $2,115,091) (Note 2)                                                 --          16,145
                                                                         ------------    ------------

                                                                         $  8,065,047    $  9,227,571
                                                                         ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY / (DEFICIT)

Current Liabilities
      Bank loan (Note 8)                                                 $  1,636,444    $  3,424,889
      Accounts payable                                                      2,040,120       2,495,070
      Accrued liabilities (Note 15)                                           880,369         512,964
      Exchange feature liability (Note 10 and 12)                           2,712,600       2,133,862
      Notes payable to related party, net of  debt discount (Note 7)        1,050,000              --
      of $1,950,000 (2010 - $0)
      Convertible derivative liability  (Note 7)                            2,148,656              --
      Customer deposits                                                         3,794          29,322
      Redeemable class A special shares (Note 9)                              453,900         453,900
      Current portion of capital lease obligation (Note 15)                     1,806           3,552
                                                                         ------------    ------------
          Total current liabilities                                        10,927,689       9,053,559
                                                                         ------------    ------------
Long-term Liabilities

      Capital lease obligation (Note 15)                                        1,319           1,490
                                                                         ------------    ------------
          Total long-term liabilities                                           1,319           1,490
                                                                         ------------    ------------
          Total liabilities                                                10,929,008       9,055,049
                                                                         ------------    ------------
Commitments and Contingencies (Note 15)

Stockholders' Equity / (Deficit) (Notes 12 and 13)
      Common stock, $0.001 par value, 250,000,000 (2010 - 250,000,000)
          shares authorized; 129,463,767 shares
          issued and outstanding (2010 - 129,463,767)                         129,463         129,463
      Additional paid-in capital                                           43,593,417      43,567,531
      Accumulated other comprehensive income                                  518,813         446,549
      Accumulated deficit                                                 (47,105,653)    (43,971,021)
                                                                         ------------    ------------
          Total stockholders' equity / (deficit)                           (2,863,960)        172,522
                                                                         ------------    ------------
                                                                         $  8,065,047    $  9,227,571
                                                                         ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.
                                       F2

                    ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE LOSS
                    FOR THREE MONTH PERIOD ENDED MARCH 31,
                                  (UNAUDITED)

                                                                                  2011             2010
                                                                             -------------    -------------
Revenue
      Net sales                                                              $   2,045,737    $   2,248,596

Cost of sales                                                                    2,092,081        1,510,490
                                                                             -------------    -------------
Gross (loss) / profit                                                              (46,344)         738,106
                                                                             -------------    -------------
Operating expenses
      Marketing, office and general costs                                        1,051,753          995,802
      Restructuring charges (Note 15)                                              518,809               --
      Research and development costs                                               183,626          125,314
      Officers' compensation and directors' fees                                   211,644          198,357
      Consulting and professional fees                                              27,102          105,975
      Foreign exchange loss                                                         60,126           56,223
      Depreciation and amortization                                                120,350          262,845
                                                                             -------------    -------------
                                                                                 2,173,410        1,744,516
                                                                             -------------    -------------
Loss from operations                                                            (2,219,754)      (1,006,410)

Interest on long-term debt                                                              --         (183,858)
Amortization of deferred costs                                                          --         (117,131)
Long-term debt accretion                                                                --         (768,981)
Inducement premium                                                                      --       (2,909,872)
Change in fair value of exchange feature liability                                (578,739)              --
Interest on notes payable to related party                                         (34,521)         (11,342)
Interest accretion expense                                                      (1,050,000)              --
Financing charge on embedded derivative liability                                 (485,101)              --
Gain on convertible derivative                                                   1,336,445               --
Bank fees related to credit facility covenant waivers                             (106,512)              --
Gain on disposal of property and equipment                                           3,550               --
Interest income                                                                         --               35
                                                                             -------------    -------------
Net loss                                                                        (3,134,632)      (4,997,559)
                                                                             -------------    -------------
Other comprehensive income:
      Foreign currency translation of Canadian subsidiaries                         72,264          103,865
                                                                             -------------    -------------
Net comprehensive loss                                                       $  (3,062,368)   $  (4,893,694)
                                                                             =============    =============
Net loss per share (basic and diluted) (Note 16)                             $       (0.02)   $       (0.06)
                                                                             =============    =============
Weighted average number of shares outstanding (basic and diluted) (Note 16)    129,463,767       77,694,404
                                                                             =============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.
                                       F3

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
 CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
    AND COMPREHENSIVE INCOME FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2011
                                  (UNAUDITED)

                                                                                             ACCUMULATED
                                                                                 ADDITIONAL     OTHER
                                                              COMMON STOCK         PAID-IN  COMPREHENSIVE ACCUMULATED
                                                            SHARES     AMOUNT      CAPITAL      INCOME      DEFICIT         TOTAL
Balance, January 1, 2010                                  73,823,851    73,822    26,083,635    425,383   (34,523,380)   (7,940,540)

Net loss                                                          --        --            --         --    (9,447,641)   (9,447,641)

Stock-based compensation                                          --        --        93,189         --            --        93,189

Common stock issued from share subscription                1,500,000     1,500       598,500         --            --       600,000

Broker fees related to share subscription                         --        --       (24,000)        --            --       (24,000)

Fair value of exchange feature liability                          --        --      (112,649)        --            --      (112,649)

Inducement on conversion of debentures with related party  4,375,668     4,376     1,658,377         --            --     1,662,753

Common stock issued on conversion of debentures           49,764,248    49,765    14,730,479         --            --    14,780,244

Intrinsic value of beneficial conversion feature of               --        --       540,000         --            --       540,000
  convertible debentures

Foreign currency translation of Canadian subsidiaries             --        --            --     21,166            --        21,166
                                                         -----------  --------   -----------   --------  ------------   -----------
Balance, January 1, 2011                                 129,463,767  $129,463   $43,567,531   $446,549  $(43,971,021)  $   172,522

Net loss                                                          --        --            --         --    (3,134,632)   (3,134,632)

Stock-based compensation                                          --        --        25,886         --            --        25,886

Foreign currency translation of Canadian subsidiaries             --        --            --     72,264            --        72,264
                                                         -----------  --------   -----------   --------  ------------   -----------
Balance, March 31, 2011                                  129,463,767  $129,463   $43,593,417   $518,813  $(47,105,653)  $(2,863,960)
                                                         ===========  ========   ===========   ========  ============   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.
                                       F4

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                   FOR THE THREE MONTH PERIOD ENDED MARCH 31,
                                   (UNAUDITED)

                                                                           2011            2010
                                                                       ------------    ------------
Net loss                                                               $ (3,134,632)   $ (4,997,559)
                                                                       ------------    ------------
Adjustments to reconcile net loss to net cash
     used in operating activities:
       Interest accretion expense                                         1,050,000              --
       Change in fair value of exchange feature liability                   578,739              --
       Financing charge on embedded derivative liability                    485,101              --
       Depreciation of property, plant and equipment                        206,824         281,492
       Loss on disposal of inventory                                        124,972              --
       Interest on notes payable to related party                            34,521              --
       Stock-based compensation                                              25,886              --
       Amortization of patents and trademarks                                16,145          53,414
       Inducement premium                                                        --       2,909,872
       Long-term debt accretion                                                  --         768,981
       Interest on long-term debt                                                --         183,858
       Amortization of deferred costs                                            --          36,506
       Provision for doubtful accounts                                           --           3,242
       Gain on disposal of property, plant and equipment                     (3,450)             --
       Gain on convertible derivative                                    (1,336,445)             --
                                                                       ------------    ------------
                                                                          1,182,293       4,237,365
                                                                       ------------    ------------
Increase (decrease) in cash flows from operating
     activities resulting from changes in:
       Accounts receivable                                                1,101,029        (464,671)
       Inventory                                                            839,762        (910,526)
       Prepaid expenses and sundry assets                                   (91,199)        (15,322)
       Accounts payable and accrued liabilities                             (99,301)        615,258
       Customer deposits                                                    (25,528)          4,770
                                                                       ------------    ------------
                                                                          1,724,763        (770,491)
                                                                       ------------    ------------
Net cash used in operating activities                                      (227,576)     (1,530,685)
                                                                       ------------    ------------
Investing activities:
       Proceeds from sale of  property and equipment                          3,450              --
       Acquisition of property, plant and equipment                         (93,144)        (81,096)
       Reduction in property, plant and equipment under construction        105,423              --
       Addition to property, plant and equipment under construction              --         (19,902)
                                                                       ------------    ------------
Net cash used in investing activities                                        15,729        (100,998)
                                                                       ------------    ------------
Financing activities:
       Proceeds from convertible debentures placement                            --       3,000,000
       Repayment of bank loan                                            (1,823,319)       (720,510)
          Notes payable to related party                                  3,000,000              --
       Repayment of notes payable to related party                               --        (500,000)
       Repayment of capital lease obligation                                 (1,956)         (3,668)
                                                                       ------------    ------------
Net cash provided by financing activities                                 1,174,725       1,775,822
                                                                       ------------    ------------
Net decrease in cash and equivalents                                        962,878         144,139

Foreign exchange loss (gain) on foreign operations                          (19,869)        172,277

Cash and cash equivalents, beginning of year                                 13,328         632,604
                                                                       ------------    ------------
Cash and cash equivalents, end of year                                 $    956,337    $    949,021
                                                                       ============    ============
Supplemental disclosures:
Cash interest paid                                                     $         --    $     11,844
                                                                       ============    ============
Other non-cash conversion of debentures and related interest           $         --    $ 14,780,243
                                                                       ============    ============

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

The Company has sustained recurring operating losses. As of March 31, 2011, the Company had an accumulated deficit of $47,105,653 and cash and cash equivalents of $956,337. Net cash used in operating activities for the three month period ended March 31, 2011 amounted to $227,576 as compared to $1,530,685 for the three month period ended March 31, 2010. There is no assurance that the Company will be successful in achieving sufficient cash flow from operations in the near future and there can be no assurance that it will either achieve or maintain profitability in the future. As a result, there is substantial doubt regarding the Company's ability to continue as a going concern. The Company will require additional financing to fund its continuing operations. The Company is seeking additional funds by way of equity and debt financing. The Company's ability to continue as a going concern is dependent on obtaining additional financing and achieving and maintaining a profitable level of operations. The outcome of these matters cannot be predicted at this time.

On February 17, 2011, the Company raised $3 million through the issuance of unsecured subordinated promissory notes ("the Notes") to current shareholders and deemed affiliates of certain members of the board of directors of the Company. Proceeds of the Notes were targeted at funding working capital, planned capital investments and other general corporate purposes. With the proceeds of the Notes, the Company and its subsidiaries are in compliance with covenant obligations under the Demand Credit Agreement with the Canadian Imperial Bank of Commerce ("CIBC") dated March 10, 2010 for which the Company and its subsidiaries had previously obtained waivers of covenant obligations through to February 15, 2011.

On May 3, 2011, the Company raised an additional $1 million through the issuance of unsecured subordinated promissory notes ("Bridge Loan") to current shareholders and deemed affiliates of certain members of the board of directors of the Company. Proceeds of the Bridge Loan, along with available cash, are targeted at funding the Company's working capital.

Effective May 10, 2011, the Company entered into an Investment Agreement with current shareholders and subordinated lenders under unsecured promissory notes ("the Bridge Lenders") in the aggregate amount of $4.0 million. As per the Investment Agreement, the Bridge Lenders have agreed to provide a backstop commitment ("Backstop Commitment") to a rights offering targeted by the Company to raise up to $8 million ("the Qualified Offering"). Under the Backstop Commitment, the Bridge Lenders agree to purchase any shares offered in the Qualified Offering that are not purchased by the Company's shareholders of record, who are entitled to participate in the rights offering, after giving effect to any oversubscriptions. The Backstop Commitment will result in the Bridge Lenders purchasing up to 29,166,667 shares of Common Stock from the Company at a subscription price of $0.12 per share of Common Stock for a total purchase price of $3.5 million. The Company will also permit all Subordinated Lenders to exchange their Notes or Bridge Loan and any accrued interest thereon for shares of Common Stock under the Qualified Offering. The offering is expected to be completed by June 17, 2011.

These unaudited consolidated condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. All adjustments considered necessary for fair presentation and of a normal recurring nature have been included in these consolidated condensed financial statements.

                                       F6

These statements have not been audited and should be read in conjunction with the consolidated financial statements and the notes thereto included in ESW's Annual Report on Form 10-K, as filed with the United States Securities and Exchange Commission for the year ended December 31, 2010. The methods and policies set forth in the year-end audited consolidated financial statements are followed in these interim consolidated condensed financial statements.

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

ESTIMATES

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported period. Actual results could differ from those estimates. Significant estimates include amounts for inventory valuation, impairment of property plant and equipment and intangible assets, share based compensation, redeemable class A special shares, valuation of the warrants, the exchange feature liability, and the convertible derivative liability, accrued liabilities and accounts receivable exposures.

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

Accounts Receivable and Concentrations of Credit Risk: The Company performs on-going credit evaluations of its customers' financial condition and generally does not require collateral from its customers. Four of its customers accounted for 29%, 23%, 17% and 16%, respectively, of the Company's revenue during the three month period ended March 31, 2011 and 28%, 21%, and 19%, respectively, of its accounts receivable as of March 31, 2011. Three of its customers accounted for 21%, 19%, and 13% respectively, of the Company's revenue in the fiscal year 2010 and 48%, 21%, and 13% respectively, of its accounts receivable as of December 31, 2010.

As at March 31, 2011, the Company believes that there are no uncollectible accounts and accordingly has not recorded an allowance.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is estimated and recorded based on management's assessment of the credit history with the customer and current relationships with them. On this basis management has determined that an allowance for doubtful accounts of $0 and $70,028 was appropriate as of March 31, 2011 and 2010, respectively.

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, generally 5 to 7 years. Maintenance and repairs are charged to operations as incurred. Significant renewals and betterments are capitalized. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated discounted cash flow used in determining the fair value of the asset. ESW conducted a test for impairment as of December 31, 2010 and found no impairment.

INTERNAL-USE SOFTWARE

ESW capitalizes costs related to computer software obtained or developed for internal use. Software obtained for internal use is enterprise-level business and finance software that ESW is customizing to meet specific operational needs. Costs incurred in the development phase are capitalized and amortized over the useful life of the internal use software, which is generally from three to five years. Capitalized internal-use software development costs for a project which is not yet complete is included as Internal-use Software under Development in the consolidated balance sheet. Capitalization of such costs ceases at the point at which the project is substantially complete and ready for its intended purpose. Costs capitalized for the period ended March 31, 2011 and year ended December 31, 2010 were $129,603 and $126,340, respectively.

PATENTS AND TRADEMARKS

Patents and trademarks consist primarily of the costs incurred to acquire them from an independent third party. Accounting Standards Codification ("ASC") Topic 350 requires intangible assets with a finite life be tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated discounted cash flow used in determining the fair value of the asset. ESW conducted a test for impairment as of December 31, 2010 and found no impairment.


                                       F8

Patents and trademarks are being amortized on a straight-line basis over their estimated life of ten years. Amortization expense for the period ended March 31, 2011 and 2010 was $16,145 and $53,414 respectively.

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

The advance share subscription was classified as a liability and periodically marked to market until October 14, 2010 (see Note 10). The fair value of the advance share subscription obligation was determined by the cash settlement value at the end of each period based on the closing price of the Company's common stock and might be adversely affected by a change in the price of the Company's common stock. Per ASC Topic 820 framework this was considered a Level 2 input.

The exchange feature liability and convertible derivative liability are classified as a liability and periodically marked to market. The fair value of the exchange feature liability and convertible derivative liability are determined by the cash settlement value at the end of each period based on the closing price of the Company's common stock and might be adversely affected by a change in the price of the Company's common stock. Per FAS 157 framework these are considered a Level 1 input.

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

The Company also derives revenue (less than 2.7% of total revenue during the three month period ended March 31, 2011 and 1.3% during the three month period ended March 31, 2010.) from providing air testing and environmental certification services. Revenues from these services are recognized upon performance.

                                       F9

RESEARCH AND DEVELOPMENT

The Company is engaged in research and development work. Research and development costs, are charged as operating expense of the Company as incurred. Any grant money received for research and development work is used to offset these expenditures. For the three month periods ended March 31, 2011 and 2010, the Company expensed $183,626 and $125,314 net of grant revenues, respectively, towards research and development costs. The expense excluding grant revenues used to offset research and development costs for the three month periods ended March 31, 2011 and 2010 amounted to $413,625 and $226,840 and grant money amounted to $229,999 and $101,526, respectively.

PRODUCT WARRANTIES

The Company provides for estimated warranty costs at the time of sale and accrues for specific items at the time their existence is known and the amounts are determinable. The Company estimates warranty costs using standard quantitative measures based on industry warranty claim experience and evaluation of specific customer warranty issues. The Company currently records warranty costs as 2% of revenue. As of March 31, 2011 and year ended December 31, 2010, $122,590 and $91,336, respectively, was accrued against warranty provision and included in accrued liabilities. For the three month periods ended March 31, 2011 and 2010, the total warranty, service, service travel and installation costs included in cost of sales was $78,886 and $49,001, respectively.

SEGMENTED REPORTING

ASC Topic 280 changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers.

The Company also derives revenue (less than 2.7% of total revenue during the three month period ended March 31, 2011 and 1.3% during the three month period ended March 31, 2010) from providing air testing and environmental certification services. For the three month periods ended March 31, 2011 and 2010, all revenues were generated from the United States. During the three month periods ended March 31, 2011 and 2010, expenses incurred in the United States were cost of sales of $28,359 and $10,639, officers' compensation and directors fees of $30,871 and $26,958, marketing, office and general costs of $228,677 and $241,584, consulting and professional fees of $5,538 and $16,717, depreciation and amortization of $82,360 and $96,116 and research and development of $129,422 and $136,444, respectively.

As of the period ended March 31, 2011 and the year ended 2010, $1,069,699 and $1,182,263, respectively, of property, plant and equipment, net of depreciation, is located at the air testing facility in Pennsylvania and all remaining long lived assets are located in Concord, Ontario.

NOTE 3 - RECENTLY ISSUED ACCOUNTING STANDARDS

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Update ("ASU" or "Update") No. 2010-06, Improving Disclosures about Fair Value Measurements ("ASU 2010-06"). ASU 2010-06 improves disclosures originally required under SFAS No.
157. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2009, and for interim periods within those years. The adoption of the guidance did not have a material effect on the Company's consolidated condensed financial position, results of operations, cash flows or related disclosures.

                                      F10

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

In August 2010, the FASB issued ASU No. 2010-22, Accounting for Various Topics - Technical Corrections to SEC Paragraphs. This update amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics. The adoption of this ASU had no effect on the Company's consolidated condensed financial statements.

In August 2010, the FASB issued ASU No. 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules. This updates various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. The adoption of this ASU had no effect on the Company's consolidated condensed financial statements.

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition - Milestone Method. The objective of this Update is to provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of this ASU had no effect on the Company's consolidated condensed financial statements.

In April 2010, the FASB issued ASU No. 2010-013, Compensation - Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades a consensus of the FASB Emerging Issues Task Force. ASU 2010-13 addresses the classification of an employee share-based award with an exercise price denominated in the currency of a market in which the underlying equity security trades. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of this ASU had no effect on the Company's consolidated condensed financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Multiple Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force ("ASU 2009-13") (codified within ASC Topic 605). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption of this ASU had no effect on the Company's consolidated condensed financial statements.

                                      F11

NOTE 4 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and highly liquid investments purchased with an original or remaining maturity of 90 days or less at the date of purchase. At March 31, 2011 and December 31, 2010 all of the Company's cash and cash equivalents consisted of cash.

NOTE 5 - INVENTORY

Inventory consists of:

                                         MARCH 31,   DECEMBER 31,
                      INVENTORY            2011          2010
                   ---------------------------------------------
                   Raw materials        $1,516,848    $1,669,481
                   Work-in-process       2,070,702     2,737,545
                   Finished goods           27,538         7,492

                   Less:
                   Reserve for
                   Obsolescence            100,623           --
                   --------------------------------------------
                         TOTAL          $3,514,465   $4,414,518
                   ============================================

As of March 31, 2011, the Company recorded a $100,623 (March 31, 2010, - $0) reserve for obsolescence related to inventory that has been earmarked for sale at an amount lower than cost in order to recover cash.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                                    MARCH 31,   DECEMBER 31,
                CLASSIFICATION                       2011           2010
                -----------------------------------------------------------
                Plant, machinery and equipment   $ 5,954,815    $ 5,790,507
                Office equipment                     392,896        384,902
                Furniture and fixtures               467,493        461,817
                Vehicles                              18,450         18,288
                Leasehold improvements             1,048,210      1,041,023
                                                 --------------------------
                                                   7,881,864      7,696,537

                Less: accumulated depreciation    (6,044,872)    (5,765,164)
                                                 --------------------------
                                                 $ 1,836,992    $ 1,931,373
                                                 --------------------------

                                                                MARCH 31,
         Depreciation Expense                              2011         2010
         -----------------------------------------------------------------------
Depreciation expense included in cost of sales           $  76,191   $   41,511
Depreciation expense included in operating expenses        104,204      209,427
Depreciation expense included in research
  and development costs                                     29,163       34,109
                                                        -----------------------
Total depreciation expense                              $  209,558   $  285,047
                                                        -----------------------

At March 31, 2011 and December 31, 2010, the Company had $78,807 and $185,542, respectively, of customized equipment under construction.

The office equipment above includes $0 in assets under capital lease with a corresponding accumulated depreciation of $0 as of March 31, 2011. The office equipment above includes $19,784 in assets under capital lease with a corresponding accumulated depreciation of $16,615 for the three month period ended March 31, 2010.

                                      F12

The plant, machinery and equipment above include $39,343 and $37,939 in assets under capital lease with a corresponding accumulated depreciation of $30,165 and $25,723 as of March 31, 2011 and December 31, 2010, respectively.

NOTE 7 - NOTES PAYABLE TO RELATED PARTIES

On February 17, 2011, the Company entered into note subscription agreements (collectively, the "Loan Agreements") with, and issued unsecured subordinated promissory notes to, Orchard Investments, LLC; Black Family 1997 Trust; Leon D. Black Trust UAD 11/30/92 FBO Alexander Black; Leon D. Black Trust UAD 11/30/92 FBO Benjamin Black; Leon D. Black Trust UAD 11/30/92 FBO Joshua Black; Leon D. Black Trust UAD 11/30/92 FBO Victoria Black; Leon D. Black; John J. Hannan and Richard Ressler (each individually a "Subordinated Lender" or "Holder" and collectively the ("Subordinated Lenders" or "Holders") who are current shareholders and deemed affiliates of certain members of the board of directors of the Company. The Loan Agreements were approved by the independent directors of the Company.

As per the Loan Agreements, the Subordinated Lenders made loans to the Company in the principal aggregate amount of $3 million, represented by unsecured subordinated promissory notes (the "Notes"), dated February 17, 2011. Proceeds of the Loan, along with available cash, will be used to fund working capital, planned capital investments and other general corporate purposes. With the proceeds of the Loan, the Company and its subsidiaries will be in compliance with covenant obligations under the Demand Credit Agreement (the "Credit Agreement") with the Canadian Imperial Bank of Commerce ("CIBC") dated March 10, 2010 for which the Company and subsidiaries had previously obtained waivers of covenant obligations that expired February 15, 2011.

The Notes bear interest at a rate of 10% per annum, payable in-kind on a monthly basis commencing March 17, 2011, up to the date on which the Note has been paid in full. The maturity date of the Loan is the earlier of: (i) the closing of a rights offering of the Company's common stock, par value $.001 per share, at a sale price of $0.12 per share ( adjusted for any stock split, stock dividend or other similar adjustment) pursuant to which the Company plans to offer rights to purchase approximately $8 million in shares of Common Stock (the "Qualified Offering"), and will also permit all Subordinated Lenders to exchange their Notes, accrued interest (and the any Notes that may be issued for payment of interest) for shares of Common Stock at $0.12 per share or (ii) June 17, 2011 (the "Outside Date"). The Qualified Offering has also been approved by the independent directors of the Company.

In the event the Qualified Offering does not take place on or before the Outside Date, then the Subordinated Lenders at their sole option, may require the Company to refrain from making any payments on any of the outstanding principal and accrued interest outstanding under the Notes; however, the Company will not be prohibited from paying any accrued interest in-kind through the issuance of substantially similar Notes, at any time. The Holders at their sole option may extend the Outside Date.

In the event the Qualified Offering closes on or prior to the Outside Date and for any reason a Holder shall have failed to have exchanged in the Qualified Offering the principal or accrued interest outstanding under its Notes and the Holder wishes to exchange his or her Note(s) for Common Stock at a price of $0.12 per share (adjusted for any stock split, stock dividend or other similar adjustment), then the Company has agreed to offer such Holder the immediate right to purchase additional shares of Common Stock at the $0.12 price, so that all principal and accrued interest outstanding under the Notes shall have been exchanged for shares of Common Stock.

In the event the Qualified Offering closes on or prior to the Maturity Date and, for any reason, certain Holders (the "Qualified Holders") collectively shall have failed to have invested at least $1 million in the Qualified Offering or pursuant to exchange of their Notes and the Qualified Holders wish to invest the balance of such $1 million aggregate amount to purchase Common Stock at a price of $0.12 per share (adjusted for any stock split, stock dividend or other similar adjustment), then the Company will be required to offer to the Qualified Holders the immediate right to invest the balance of such investment amount to purchase additional shares of Common Stock at such price, so that in the aggregate, the Qualified Holders shall collectively invested such $1 million amount.

                                      F13

If after the Maturity Date, any principal or interest is outstanding, the Holder may exchange at their option any or all outstanding interest or principal in any offering or other sale made by the Company for any shares in Common Stock.

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

The terms of the Loan Agreements were analyzed in accordance with ASC 815 Derivatives and Hedging. The Loan Agreements allows for the price for Notes exchanged for Common Stock to be adjusted in certain circumstances. The potential adjustment in the exchange price precludes the Company from being qualified for the exemption from being considered to be a derivative instrument. As such, the option of the Holders to exchange Notes for Common Stock and the option of the Qualified Holders to invest the balance of $1 million aggregate amount to purchase Common Stock were determined to be derivatives embedded in the Notes. These embedded derivatives are bundled together as a single, compound embedded derivative and recorded and valued as a liability at the time of issuance on February 17, 2011 and on March 31, 2011.

The fair value of the embedded derivatives issued under the Loan Agreements on February 17, 2011 and March 31, 2011 was determined to be $3,485,101 and $2,148,656, respectively with the following assumptions: (1) risk free interest rate of 0.15% and 0.17%, (2) remaining contractual life of 4 and 2.5 months, (3) expected stock price volatility of 194% and 201%, and (4) expected dividend yield of zero. Since the fair value of the embedded derivatives was in excess of the proceeds, the Company recorded an immediate expense of $485,101 to the condensed consolidated statement of operations as a financing charge on embedded derivative liability. The embedded derivatives liability was recorded as a discount to the Notes at the time of issuance. The discount is recorded as interest accretion expense in the consolidated condensed statements of operations using the effective-interest method. The change in the fair value of $1,336,445 of the embedded derivatives is recorded as gain in the consolidated condensed statements of operations.

At March 31, 2011 and December 31, 2010, the $1,050,000 and $0 net outstanding balance of notes payable to related parties comprises $3,000,000 and $0 of debt, net of unamortized debt discount of $1,950,000 and $0, respectively.

NOTE 8 - BANK LOAN

Effective March 31, 2010, ESW's subsidiary, ESW Canada, entered into a demand revolving credit facility agreement with a Canadian chartered bank, Canadian Imperial Bank of Commerce ("CIBC") to meet working capital requirements (the "Demand Credit Agreement"). The Demand Credit Agreement has a credit limit of $4 million Canadian. Borrowings under the facility are limited to a percentage of accounts receivable plus a percentage of inventories (capped at $1 million Canadian or 50% of the accounts receivable portion) less any prior ranking claims. The Demand Credit Agreement is guaranteed by the Company and its subsidiaries, ESWC, ESWA, BBL, and ESWT, through a general security agreement over all assets to CIBC. The facility has been guaranteed to CIBC under EDC's Export Guarantee Program. Borrowings under the Demand Credit Agreement bear interest at 2.25% above CIBC's prime rate of interest. Obligations under the Demand Credit Agreement are collateralized by a first-priority lien on the assets of the Company and its subsidiaries, including accounts receivable, inventory, equipment and other tangible and intangible property, including the capital stock of all direct subsidiaries.

                                      F14

The terms relating to the Demand Credit Agreement specifically note that the Company maintain a tangible net worth of at least $4.0 million Canadian. The Demand Credit Agreement contains, among other things, covenants, representations and warranties and events of default customary for a facility of this type for the Company and its subsidiaries. Such covenants include certain restrictions on the incurrence of additional indebtedness, liens, acquisitions and other investments, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other repurchases in respect of capital stock, voluntary prepayments of certain other indebtedness, capital expenditures and transactions with affiliates, subject to certain exceptions. Under certain conditions amounts outstanding under the Demand Credit Agreement may be accelerated. Such events include failure to comply with covenants, breach of representations or warranties in any material respect, non-payment or acceleration of other material debt, entry of material judgments not covered by insurance, or a change of control of the Company.

On November 8, 2010, November 26, 2010, and December 23, 2010, the Company's wholly owned subsidiary, ESWC, received the first, second and third waivers, respectively, of certain financial covenants under its Demand Credit Agreement with CIBC. Without the waiver, the Company's subsidiary would not be in compliance with the current ratio and effective tangible net worth covenants as set forth in the Demand Credit Agreement. In the event the Company and its subsidiary, ESWC, fail to comply with the terms of the waiver and meet the current ratio and effective tangible net worth covenants prior to the end of the waiver period, same would constitute an event of default and the bank loan may need to be repaid unless a further waiver or modification to the Demand Credit Agreement can be obtained.

The third waiver provided by CIBC was through January 31, 2011 and also provides for a fee payable to the lender for the extension, as well as a reduction in the maximum security margin deficit as defined under the Demand Credit Agreement (by either reducing borrowing or increasing the borrowing base) and an increase in the annual interest rate to CIBC's prime rate plus 4.50% from CIBC's prime rate plus 2.25% effective January 1, 2011.

Effective February 4, 2011, the Company's wholly owned subsidiary, ESWC, received a fourth waiver of certain financial covenants under its Demand Credit Agreement with CIBC. Without the waiver, the Company's subsidiary would not be in compliance with the current ratio and effective tangible net worth covenants as set forth in the Demand Credit Agreement. The fourth waiver provided by CIBC extends the waiver period from January 31, 2011 through February 14, 2011 and also provides for a fee payable to CIBC for the extension as well as requiring the elimination of any margin deficit by February 14, 2011. In the event the Company and its subsidiary, ESWC, failed to comply with the terms of the waiver and meet the current ratio and effective tangible net worth covenants prior to the end of the waiver period, same will constitute an event of default as set forth in the Demand Credit Agreement unless a further waiver or modification to the Demand Credit Agreement could be obtained.

The closing of the $3 million unsecured subordinated promissory notes effective February 17, 2011 allowed the Company and its subsidiaries to comply with covenants and obligations under the Demand Credit Agreement with CIBC dated March 10, 2010. ESW is working on upgrading or renewing the Demand Credit Agreement and reviewing options with other senior lenders. The Company has obtained an extension to the Demand Credit Agreement to May 31, 2011 from its current senior lender and is working to extend this date.

As of March 31, 2011 and December 31, 2010, $1,636,444 and $3,424,889,
respectively, was owed under the credit facility to CIBC.

NOTE 9 - REDEEMABLE CLASS A SPECIAL SHARES

   700,000 Class A special           $453,900 (based on the historical
   shares authorized,                exchange rate at the time of
   issued, and outstanding.          issuance.)

                                      F15

The redeemable Class A special shares were issued by the Company's wholly owned subsidiary, BBL, without par value, and are redeemable on demand by the holder of the shares, which is a private Ontario Corporation, at $700,000 Canadian (which translates to $721,980 US and $703,801 US at March 31, 2011 and December 31, 2010, respectively). As the redeemable Class A special shares were issued by the Company's wholly owned subsidiary, BBL, the maximum value upon which the Company is liable is the net book value of BBL. As of March 31, 2011 and December 31, 2010, BBL had an accumulated deficit of $1,192,858 US ($1,845,375 Canadian), and therefore, the holder would be unable to redeem the redeemable Class A special shares at their ascribed value.

NOTE 10 - CONVERTIBLE DEBENTURES

Convertible debentures issued by the Company are summarized as follows:

                                                                                                 TOTAL
                                     2008 DEBENTURES  2009 DEBENTURES   2010 DEBENTURES      MARCH 31, 2010
                                     ---------------  --------------    ---------------     ---------------
Face value of convertible debenture  $    9,000,000   $    1,600,000    $    3,000,000      $    13,600,000
Less: Beneficial conversion feature              --         (256,000)         (540,000)            (796,000)
      Deferred costs                        (59,738)              --           (80,625)            (140,363)
                                     ---------------  --------------    ---------------     ---------------
Book value upon issuance                  8,940,262        1,344,000         2,379,375           12,663,637
Accretion of the debt discount                   --          256,000           540,000              796,000
Amortization of deferred costs               59,738               --            80,625              140,363
                                     ---------------  --------------    ----------------    ---------------
Carrying Value                            9,000,000        1,600,000         3,000,000           13,600,000

Conversion (March 25,2010)               (9,000,000)      (1,600,000)       (3,000,000)         (13,600,000)
                                     ---------------  ---------------   ----------------    ---------------
Carrying Value (March 31,2011)       $           --   $           --    $           --      $            --
                                     ===============  ===============   ================    ===============

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

                                      F16

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

Included in the condensed consolidated financial statements of the Company at March 31, 2011, is the effect of an exchange feature included in the terms of the Share Subscription Agreement for $3,000,000 of Convertible Debentures issued on March 19, 2010, ("2010 Debentures") and fully converted including interest into 6,007,595 shares of common stock on March 25, 2010. The exchange feature provides that if within twelve months from March 19, 2010, the Company enters into or closes another financing or other transaction (which for securities law purposes would be integrable with the offer and sale of the Securities) on terms and conditions more favorable to another purchaser, the terms and conditions of the 2010 Debentures shall be adjusted to reflect the more favorable terms. The exchange feature was determined by the Company to be freestanding financial instrument and also to be a liability within the scope of ASC 480 Distinguishing Liabilities from Equity since there is an inverse relationship between the stock price of the Company and the Company's obligation. On December 31, 2010, the Company evaluated the fair value of the exchange feature based on the probability of closing another financing by March 18, 2011, and the fair value of the number of incremental shares to be issued at a lower estimated issue price. The probability of closing another financing by March 18, 2011, was estimated to be 100% on December 31, 2010. The fair value of the Company's common stock is determined by the closing price on the valuation date. On December 31, 2010, an exchange feature liability of $1,680,000 was recorded for the 2010 Debentures (see also note 12).

                                      F17

Effective February 17, 2011, the Company and the 2010 Debenture investors reached an agreement whereby the investors will receive an approximate aggregate of 19,000,000 additional shares of Common Stock at an estimated price of $0.12 in conjunction with certain rights under the Prior Subscription Agreements in the event the Company closes a Qualified Offering (see note 7 for details). At March 31, 2011, the exchange feature liability related to the 2010 Debenture was recorded at a fair value of $2,280,000 with the change in fair value of exchange feature liability of $600,000 recorded as an expense in the consolidated condensed statements of operations and comprehensive loss.

EXCHANGE FEATURE LIABILITY TABLE

                                                                                       CHANGE IN FAIR
                                                                                          VALUE OF
                                                                                          EXCHANGE          EXCHANGE
                                                                    EXCHANGE FEATURE       FEATURE          FEATURE
 TRANSACTION                   ORIGINAL            ADDITIONAL           LIABILITY         LIABILITY        LIABILITY
    DETAIL                    INSTRUMENT             SHARES        DECEMBER 31, 2010  MARCH 31, 2011     MARCH 31, 2011   COMMENTS
------------------------------------------------------------------------------------------------------------------------------------
March 2010 Offering      Convertible Debenture      19,000,000          $1,680,000       $600,000          $2,280,000    See Note 10
November 2010 Offering   Common Stock and Warrants   1,750,000             219,168         (9,299)            209,869    See Note 12
December 2010 Offering   Common Stock and Warrants   1,750,000             228,262        (11,962)            216,300    See Note 12
------------------------------------------------------------------------------------------------------------------------------------
                          Totals                    22,500,000          $2,127,430       $578,739          $2,706,169


As of March 31, 2011 and December 31, 2010, total convertible debentures and corresponding accrued interest amounted to $0 and $0, respectively. As of December 31, 2010, the debt discount of $768,981 and deferred cost of $117,131 were fully amortized and expensed due to the conversion of the debentures effective March 25, 2010.

LEGAL FEES RELATED TO 2008 AND 2010 CONVERTIBLE DEBENTURES

The Company had also recorded a deferred cost asset of $80,625 for legal fees paid in relation to the issuance of the 2010 Debentures. The deferred costs were being amortized over the term of the 2010 Debentures using the straight line method.

At December 31, 2010, the deferred cost assets were fully amortized due to the conversion of the debentures effective March 25, 2010. As of December 31, 2010, deferred cost assets have been presented net against the related convertible debentures.

                                      F18

NOTE 11- INCOME TAXES

As of March 31, 2011, there are tax loss carry forwards for Federal income tax purposes of approximately $26,375,614 available to offset future taxable income in the United States. The tax loss carry forwards expire in various years through 2031. The Company does not expect to incur a Federal income tax liability in the foreseeable future. Accordingly, a valuation allowance for the full amount of the related deferred tax asset of approximately $9,231,465 has been established until realizations of the tax benefit from the loss carry forwards meet the "more likely than not" criteria.

                                          LOSS CARRY
                           YEAR            FORWARD
                           ----            -------
                           1999          $   407,067
                           2000            2,109,716
                           2001            2,368,368
                           2002              917,626
                           2003              637,458
                           2004            1,621,175
                           2005            2,276,330
                           2006            3,336,964
                           2007            3,378,355
                           2008            3,348,694
                           2009            2,927,096
                           2010            2,389,225
                           2011              657,540
                           ----          -----------
                           Total         $26,375,614
                                         ===========

Additionally, as of March 31, 2011, the Company's two wholly owned Canadian subsidiaries had non-capital tax loss carry forwards of approximately $12,182,415 be used, in future periods, to offset taxable income. The loss carry forwards expire in various years through 2031. The deferred tax asset of approximately $3,775,331 has been fully offset by a valuation allowance until realization of the tax benefit from the non-capital tax loss carry forwards are more likely than not.

                                         LOSS CARRY
                                       FORWARD FOREIGN
                           YEAR           OPERATIONS
                           ----          -----------
                           2006           $  588,051
                           2007                7,397
                           2008            4,154,396
                           2009            2,846,379
                           2010            2,900,652
                           2011            1,685,540
                           ----          -----------
                           Total         $12,182,415
                                         ===========

                                      F19

                                                          For the period ended March 31,
                                                                2011           2010
                                                           ---------------------------
Statutory tax rate:
  U.S.                                                           35.00%          35.00%
  Foreign                                                        31.00%          33.00%

Loss before income taxes:
  U.S.                                                     $(1,460,821)    $(4,653,428)
  Foreign                                                   (1,673,811)     (  344,131)
                                                           ---------------------------
                                                           $(3,134,632)    $(4,997,559)
                                                           ===========================
Expected income tax recovery                               $(1,030,001)    $(1,742,263)

Differences in income tax resulting from:
  Depreciation (Foreign operations)                              3,311          17,876
  Change in fair value of exchange feature liability           202,559             --
  Financing charge on embedded derivative liability            169,785             --
  Inducement premium on conversion of Debentures                   --        1,018,455
  Stock based compensation                                       9,060             --
  Gain on convertible derivative                              (467,756)            --
  Long-term debt accretion                                     367,500         269,143
  Accrued interest on loans                                        --           64,350
                                                           ---------------------------
                                                              (745,542)       (372,439)
Benefit of losses not recognized                               745,542         372,439
                                                           ---------------------------
Income tax provision (recovery) per financial statements   $        --     $        --
                                                           ===========================

Components of deferred income tax assets are as follows:

                                                     As at March 31,
                                                  2011             2010
                                             -----------------------------
        Property, plant and equipment        $    110,255     $     94,203
        Tax loss carry forwards                13,006,796       10,757,068
                                             -----------------------------
        Total                                  13,117,051       10,851,271
        Valuation allowance                   (13,117,051)     (10,851,271)
                                             -----------------------------
        Carrying Value                       $         --     $         --
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

                                      F20

In many cases the Company's uncertain tax positions are related to tax years that remain subject to examination by tax authorities. The following describes the open tax years, by major tax jurisdiction, as of March 31, 2011:

                      United States - Federal        2007 - present
                      United States - State          2007 - present
                      Canada - Federal               2008 - present
                      Canada - Provincial            2008 - present

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

Effective November 9, 2010 and December 8, 2010, the Company closed on its first tranche and second tranche of a unit offering in the amount of $300,000 per tranche for gross proceeds of $600,000 whereby the Company issued 1,500,000 ("Unit Offering") units. The unit offering is for up to $5 million. The units are in the form of shares of the Company's common stock, par value $0.001 at $0.40 per share plus for each share of Common Stock subscribed to under the unit offer the investor will receive one warrant, the exercise price will be $0.55; if an Investor Warrant is exercised between the first and second years from issuance, the exercise price will be $0.65. All investor warrants as issued will be subject to adjustment in all respects in the event of a stock split or similar adjustment by the Company. A commission of 4% of the gross proceeds was paid from the proceeds of the unit offering and 7.5 units for every $100 of the gross proceeds raised are payable for brokers fees are treated as a cost of capital and no income statement recognition is required.

The Share Subscription Agreement for the units contains an exchange feature which provides that if within six months from effective date of closing, the Company enters into or closes another financing or other transaction (which for securities law purposes would be integrable with the offer and sale of the Securities) on terms and conditions more favorable to another purchaser, the terms and conditions of the unit offering shall be adjusted to reflect the more favorable terms. The exchange feature was determined by the Company to be freestanding financial instrument and also to be a liability within the scope of ASC 480 Distinguishing Liabilities from Equity since there is an inverse relationship between the stock price of the Company and the Company's obligation. On November 9, 2010, December 8, 2010 and December 31, 2010, the Company evaluated the fair value of the exchange feature based on the probability of closing another financing within six months and the fair value of the number of incremental shares and warrants to be issued at a lower estimated issue price for units. The probability of closing another financing in the next six months on November 9, 2010 and December 8, 2010 was estimated to be 50% and on December 31, 2010 was estimated to be 100%.

                                      F21

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

On December 31, 2010, an exchange feature liability of $453,861 was recorded for the unit offering.

Effective February 17, 2011, the Company and the Unit Offering investors reached an agreement whereby the investors will receive an approximate aggregate of 3,500,000 additional shares of Common Stock at an estimated price of $0.12 in conjunction with certain rights under the Share Subscription Agreements in the event the Company closes a Qualified Offering (see note 7 for details). At March 31, 2011 the exchange feature liability related to the shares in the Unit Offering was recorded at a fair value of $432,600. At March 31, 2011 the exchange feature liability related to the warrants in the Unit Offering was recorded at a fair value of $0 since the probability of Company exchanging warrants with a lower strike price is estimated to be 0%. The change in fair value of exchange feature liability related to the Unit Offering of $(21,261) is recorded as a reduction of the loss on fair value of exchange feature liability related to the 2010 Debentures.

EXCHANGE FEATURE LIABILITY TABLE

                                                                                       CHANGE IN FAIR
                                                                                          VALUE OF
                                                                                          EXCHANGE         EXCHANGE
                                                                    EXCHANGE FEATURE       FEATURE         FEATURE
 TRANSACTION                   ORIGINAL            ADDITIONAL           LIABILITY        LIABILITY        LIABILITY
    DETAIL                    INSTRUMENT             SHARES        DECEMBER 31, 2010  MARCH 31, 2011     MARCH 31, 2011   COMMENTS
------------------------------------------------------------------------------------------------------------------------------------
March 2010 Offering      Convertible Debenture      19,000,000          $1,680,000       $600,000          $2,280,000    See Note 10
November 2010 Offering   Common Stock and Warrants   1,750,000             219,168         (9,299)            209,869    See Note 12
December 2010 Offering   Common Stock and Warrants   1,750,000             228,262        (11,962)            216,300    See Note 12
------------------------------------------------------------------------------------------------------------------------------------
                          Totals                    22,500,000          $2,127,430       $578,739          $2,706,169


                                      F22

NOTE 13 - STOCK OPTIONS AND WARRANT GRANTS

On April 15, 2010 the Board of Directors granted an aggregate award of 900,000 stock options to a former executive officer and former director and one director. The options vest over a period of three years with an exercise price of $0.65 (fair market value of the Company's common stock as of the date of grant) with expiry five years from the date of award. Effective February 7, 2011, with the resignation of a director, the unvested portion of the stock options has lapsed, and ceases to vest. The balance of the stock option expense of the April 15, 2010 award is as follows:

                         DATE                 Stock Option
                                                Expense
                    --------------------------------------
                    April 15, 2011              $ 62,127
                    April 15, 2012              $ 82,836
                    April 15, 2013              $ 20,709

As of March 31, 2011 and 2010, $25,886 and $0, respectively, has been recorded in the consolidated condensed statements of operations and comprehensive loss for stock based compensation.

During the three month period ended March 31, 2011, no stock options or warrants were issued.

A summary of option transactions, including those granted pursuant to the terms of certain employment and other agreements is as follows:

                                             STOCK         WEIGHTED
                                           PURCHASE         AVERAGE
                     DETAILS                OPTIONS     EXERCISE PRICE
         -------------------------------------------------------------
         OUTSTANDING, JANUARY 1, 2010      3,670,000        $ 0.76
         Granted                             900,000        $ 0.65
         Expired                          (1,765,000)      ($ 0.97)
                                          ----------        ------
         OUTSTANDING, DECEMBER 31, 2010    3,600,000        $ 0.68

         Expired                            (200,000)      ($ 0.65)
                                          ----------        ------
         OUTSTANDING, DECEMBER 31, 2010    3,400,000        $ 0.67
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

                                      F23

At March 31, 2011, the Company had outstanding options as follows:

               NUMBER OF          EXERCISE
                OPTIONS             PRICE          EXPIRATION DATE
               ----------------------------------------------------
               2,150,000            $0.71          February 16,2012
                 100,000            $1.00           February 8,2013
                 250,000            $0.27             August 6,2013
                 900,000            $0.65             April 15,2015
               ----------------------------------------------------
               3,400,000
               ====================================================

Warrants issued in connection with various private placements of equity securities, are treated as a cost of capital and no income statement recognition is required. A summary of warrant transactions is as follows:

                                                              WEIGHTED AVERAGE
DETAILS                                    WARRANT SHARES      EXERCISE PRICE
-------------------------------------------------------------------------------
OUTSTANDING, JANUARY 1, 2010                          --           $   --
Granted                                        1,545,000           $ 0.65
Exercised                                             --           $   --
Expired                                               --           $   --
-------------------------------------------------------------------------------
OUTSTANDING, DECEMBER 31, 2010
& MARCH 31, 2011                               1,545,000           $ 0.65
===============================================================================

Effective November 9, 2010 and December 8, 2010, the Company closed on its first tranche and second tranche of a unit offering in the amount of $300,000 per tranche for gross proceeds of $600,000 whereby the Company issued 1,500,000 units. The unit offering is for up to $5 million. The units are in the form of shares of the Company's common stock, par value $0.001 at $0.40 per share plus for each share of Common Stock subscribed to under the unit offer the investor will receive one warrant exercisable for 1 share of common stock, the exercise price will be $0.55; if an Investor Warrant is exercised between the first and second years from issuance, the exercise price will be $0.65. All investor warrants as issued will be subject to adjustment in all respects in the event of a stock split or similar adjustment by the Company. A commission of 4% of the gross proceeds was paid and 7.5 units for every $100 of the gross proceeds raised are payable for brokers fees.

No warrants were issued during the three month period ended March 31, 2011.

NOTE 14 - RELATED PARTY TRANSACTIONS

In addition to fees and salaries and reimbursement of business expenses, during the three month period ended March 31, 2011 transactions with related parties include:

      o $3,000,000 issuance of unsecured subordinated promissory notes (the information required by this item is included in Note 7 to the consolidated financial statements).

                                      F24

      o The effect of an exchange feature included in the terms of the Share Subscription Agreement for $3,000,000 of Convertible Debentures issued on March 19, 2010 ("2010 Debentures") and fully converted including interest into 6,007,595 shares of common stock on March 25, 2010. The exchange feature provides that if within twelve months from March 19, 2010, the Company enters into or closes another financing or other transaction (which for securities law purposes would be integrable with the offer and sale of the Securities) on terms and conditions more favorable to another purchaser, the terms and conditions of the 2010 Debentures shall be adjusted to reflect the more favorable terms. The exchange feature was determined by the Company to be freestanding financial instrument and also to be a liability within the scope of ASC 480 Distinguishing Liabilities from Equity since there is an inverse relationship between the stock price of the Company and the Company's obligation. On December 31, 2010, the Company evaluated the fair value of the exchange feature based on the probability of closing another financing by March 18, 2011 and the fair value of the number of incremental shares to be issued at a lower estimated issue price. The probability of closing another financing by March 18, 2011 was estimated to be 100% on December 31, 2010. The fair value of the Company's common stock is determined by the closing price on the valuation date. On December 31, 2010, an exchange feature liability of $1,680,000 was recorded for the 2010 Debentures (see also note 12). Effective February 17, 2011, the Company and the 2010 Debenture investors reached an agreement whereby the investors will receive an approximate aggregate of 19,000,000 additional shares of Common Stock in conjunction with certain rights under the Prior Subscription Agreements in the event the Company closes a qualified offering (see note 7 for details). At March 31, 2011 the exchange feature liability related to the convertible debentures was re-valued to $2,258,739 with the change in fair value of exchange feature liability of $578,739 expense recorded in the consolidated condensed statements of operations and comprehensive loss. In March 2010, Orchard Investments, LLC invested $1 million in the $3 million convertible debentures offering; of the exchange feature liability $752,913 is attributed to the investment made by Orchard Investments, LLC ("Orchard") based on their relative contribution to the March 2010 subscription. Orchard will receive 6,333,333 additional shares of Common Stock in conjunction with certain rights under the Prior Subscription Agreements in the event the Company closes the Qualified Offering (see note 7 for details of the Qualified Offering)

      o $50,000 related to services provided by Orchard Capital Corporation under a services agreement effective January 30, 2011 as further disclosed in Note 18.

      o Mr. Nitin Amersey who is a director of the Company is listed as a control person with the Securities and Exchange Commission of Bay City Transfer Agency Registrar Inc. the Company's transfer agent. He has no ownership equity in Bay City Transfer Agency Registrar Inc. nor is he an officer or a director of Bay City Transfer Agency Registrar Inc. For the three month period ended March 31, 2011 and 2010, the Company paid Bay City Transfer Agency Registrar Inc. $1,325 and $0, respectively.

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

NOTE 15 - COMMITMENTS AND CONTINGENCIES

LEASES

Effective November 24, 2004, the Company's wholly-owned subsidiary, ESWA, entered into a lease agreement for approximately 40,220 square feet of leasehold space at 2 Bethlehem Pike Industrial Center, Montgomery Township, Pennsylvania. The leasehold space houses the Company's research and development facilities. The lease commenced on January 15, 2005 and expired January 31, 2010. Effective October 16, 2009, the Company's wholly-owned subsidiary ESW America, Inc. entered into a lease renewal agreement with Nappen & Associates for the leasehold property at Pennsylvania. There were no modifications to the original economic terms of the lease under the lease renewal agreement. Under the terms of the lease renewal, the lease term will now expire February 28, 2013. Effective March 31, 2011, ESW America, Inc. entered into a lease amendment agreement with Nappen & Associates for the leasehold property at Pennsylvania, whereby ESWA has the sole option to extend the expiry of the lease agreement by an additional 3 years six months prior to February 28, 2013; there were no modifications to the original economic terms of the lease.

                                      F25

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

The following is a summary of the minimum annual lease payments, for both leases.

                        YEAR

                        2011              $351,021
                        2012               468,029
                        2013               319,813
                        2014               297,476
                        2015               223,107
                                        ----------
                                        $1,659,446
                                        ==========

LEGAL MATTERS

From time to time, the Company may be involved in a variety of claims, suits, investigations and proceedings arising from the ordinary course of our business, breach of contract claims, labor and employment claims, tax and other matters. Although claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, ESW believes that the resolution of current pending matters will not have a material adverse effect on its business, consolidated financial position, results of operations or cash flow. Regardless of the outcome, litigation can have an adverse impact on ESW because of legal costs, diversion of management resources and other factors. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially and adversely affect ESW's financial position, results of operations or cash flows in a particular period.

CAPITAL LEASE OBLIGATION

The Company is committed to the following lease payments in connection with the acquisition of equipment under capital leases:

                                 YEAR

                                              2011          $ 2,124
                                              2012            1,180
                                                            -------
                                              TOTAL           3,304

                  Less imputed interest                        (179)
                                                            -------
                  Total obligation under capital lease        3,125

                  Less current portion                      ( 1,806)
                                                            -------
                  TOTAL LONG-TERM PORTION                   $ 1,319
                                                            =======

The Company incurred $80 and $515 of interest expense on capital lease obligation for the periods ended March 31, 2011 and 2010, respectively.

                                      F26

RESTRUCTURING EXPENSES AND SEVERANCE AGREEMENTS

Restructuring charges relate to changes in the management and reductions in work force of the Company's subsidiary ESW Canada Inc., and consist of mainly of severance agreements amounting to $478,274, travel costs of $24,127 and legal fees of $16,408 associated with restructuring activities. The Company accrued a portion of the expenses related to severance agreements with a former Chief Executive Officer, Vice President of Operations and Director of Sales. As of March 31, 2011, $310,947 (March 31, 2010 - $0) was included in accrued liabilities towards the balance of severance payments owing.

NOTE 16 - LOSS PER SHARE

Potential common shares of 3,400,000 related to ESW's outstanding stock options, 1,500,000 shares related to ESW's outstanding warrants, potential common shares of 33,333,333 from the exchange of unsecured subordinated promissory notes and 22,500,000 shares of common stock under the exchange feature liability were excluded from the computation of diluted loss per share for the three month period ended March 31, 2011.

Potential common shares of 3,495,000 related to ESW's outstanding stock options were excluded from the computation of diluted loss per share for the period ended March 31, 2010.

The reconciliation of the number of shares used to calculate the diluted loss per share is calculated as follows:

                                               For the three month period ended
                                                          March 31,
                                                     2011             2010
                                                -------------    -------------
NUMERATOR
Net loss for the year                           $  (3,134,632)   $  (4,997,559)
Interest on long term debt                                 --          183,858
Amortization of deferred costs                             --          117,131
Long term debt accretion                                   --          768,981
Inducement premium                                         --        2,909,872
Change in fair value of exchange feature
   liability                                          578,739               --
Interest accretion expense                          1,050,000               --
Financing charge on embedded derivative liability     485,101               --
Gain on convertible derivative                     (1,336,445)              --
Bank fees related to credit facility
   covenant waivers                                   106,512               --
Interest on note payable to related party              34,521           11,307
                                                -------------    -------------
                                                $  (2,219,754)   $  (1,006,410)
                                                =============    =============
DENOMINATOR
Weighted average number of shares outstanding     129,463,767       77,694,404
Dilutive effect of :
   Stock options                                           --               --
   Warrants                                                --               --
   Exchange of unsecured subordinated
      promissory notes                                     --               --
   Exchange feature liability shares                       --               --
                                                -------------    -------------
DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING       129,463,767       77,694,404
                                                =============    =============

NOTE 17 - COMPARATIVE FIGURES

Certain 2010 figures have been reclassified to conform to the current financial statement presentation.

                                      F27

NOTE 18 - SUBSEQUENT EVENTS

CONTRACTS AND AGREEMENTS

On April 19, 2011, the Company's board of directors ratified a Services Agreement ("Agreement") between the Company and Orchard Capital Corporation ("Orchard") which was approved by the Company's Compensation Committee. Under the Agreement, which will be effective as of January 30, 2011, Orchard will provide services that may be mutually agreed to by and between Orchard and the Company including those duties customarily performed by the Chairman of the Board and executive of the Company as well as providing advice and consultation on general corporate matters and other projects as may be assigned by the Company's Board of Directors as needed. Orchard has agreed to appoint Mark Yung, who is also employed by Orchard, as the Company's Executive Chairman to act on Orchard's behalf and provide the services to the Company under the Agreement. Orchard reserves the right to replace Mr. Yung as the provider of services under the Agreement at its sole option. The Agreement may be terminated by either party upon thirty (30) days written notice unless otherwise provided for under the Agreement. Compensation under the agreement is the sum of $300,000 per annum plus reimbursement for out-of-pocket expenses incurred by Orchard. The agreement includes other standard terms including indemnification and limitation liability provisions. Orchard is controlled by Richard Ressler; affiliated entities of Orchard as well as Richard Ressler own shares of the Company.

COMPENSATION

On April 19, 2011, the Company's board of directors ratified a modification of the board compensation structure as approved by the Company's Compensation Committee. As a part of the modified compensation policy the board of directors ratified and approved a reduction and change in the composition in the fees paid to the chairpersons of the various board committees and other board members, as well as an amendment to the Company's 2010 Stock Incentive Plan (the "Plan") so as to permit the issuance of restricted shares of the Company's Common Stock to directors in addition to executive officers and employees as previously provided for under the Plan. The amendment to the Plan permits for board fees to be paid in the form of the Company's restricted common stock for all non-executive board members, with a cash component for the chairpersons of the various board committees. Previously, the board fee policy consisted of cash and options for all board members.

Previously, the board fee policy consisted of cash of $2,500 per month and an additional $1,000 per month for audit committee chairperson and additional $2,000 per month for Chairman of the board.

The revised board compensation structure is as follows:

      o Chairperson for the Company's Audit and Compensation Committees each receive cash compensation of two thousand five hundred ($2,500) dollars per month effective April 1, 2011 as well as 200,000 shares of the Company's restricted common stock annually (prorated for the current fiscal year so that said amount would be 150,000 shares) under the Company's 2010 Incentive Stock Option Plan (the "Plan").

      o For outside directors who do not serve as a Chairperson of the Company's Audit or Compensation Committee, there would be no cash compensation for previously accrued Board fees through March 31, 2011, said fees would be converted into shares of the Company's restricted common stock issued under the Plan in addition, the outside directors not serving as Chairpersons of either the Audit or Compensation Committees would receive the Company's restricted common stock in the amount of 200,000 shares annually (prorated for the current fiscal year so that said amount would be 150,000 shares) under the Plan.

      o For inside Board members and the Company's current Executive Chairman, there would be no cash compensation for previously accrued Board fees through February 28, 2011, said fees would be converted into shares of the Company's restricted common stock issued under the Plan if permitted under the Plan,

                                      F28

UNSECURED SUBORDINATED PROMISSORY NOTES

On May 3, 2011, the Company entered into certain note subscription agreements and issued unsecured subordinated promissory notes ( collectively the "Loan Agreements") with Orchard Investments, LLC ("Orchard"); Black Family 1997 Trust; Leon D. Black, UAD 11/30/92 FBO Alexander Black; Leon D. Black, UAD 11/30/92 FBO Benjamin Black; Leon D. Black, UAD 11/30/92 FBO Joshua Black; Leon D. Black, UAD 11/30/92 FBO Victoria Black; Leon D. Black; John J. Hannan and Richard Ressler ("Ressler")(each individually a "Subordinated Lender" or "Holder" and collectively the "Subordinated Lenders" or "Holders") who are current shareholders and subordinated lenders under prior loan agreements in the aggregate amount of $3 million with the Company entered into February 17, 2011 and may be deemed affiliates of the Company. The Loan Agreements were approved by the Company's independent directors. Pursuant to the Loan Agreements, the Subordinated Lenders agreed to make, and made, loans to the Company in the principal aggregate amount of $1 million (the "Loan"), subject to the terms and conditions set forth in the Loan Agreements and represented by unsecured subordinated convertible promissory notes (the "Notes"), effective as of April 27, 2011.

Proceeds of the Loan, along with available cash, will be used by the Company to fund working capital.

The Loan bears interest at a rate of 10% per annum, payable in-kind on a monthly basis commencing May 27, 2011, up to the date on which the Notes have been paid in full. The maturity date of the Loan is the earlier of: (i) the consummation of a rights offering of the Company's Common Stock, par value $.001 (the "Common Stock") registered under the Securities Act of 1933, as Amended (the "Act"), at a sale price of $0.12 per share (as adjusted for any stock split, stock dividend or other similar adjustment) pursuant to a rights offering targeted at $8 million by the Company that raises at least an incremental $2.5 million of cash for the Company and also permits all Subordinated Lenders to exchange their Notes (and the other notes paid in-kind for the payment of interest under the Notes) for shares of Common Stock at such price (with such offering referred to as the "Qualified Offering") or (ii) June 14, 2011 (the "Outside Date"). The Qualified Offering has also been approved by the independent directors of the Company. There can be no assurance, however, that the Company will successfully complete the Qualified Offering on or prior to the Outside Date or thereafter.

In the event the Qualified Offering does not take place on or before the Outside Date, then the Subordinated Lenders at their sole option, may require the Company to refrain from making any and all payments on any of the outstanding principal and accrued interest outstanding under the Notes, however the Company will not be prohibited from paying any accrued interest in-kind through the issuance of substantially similar Notes, at any time. The Holders of the Note at their sole option may extend the Outside Date.

In the event the Qualified Offering closes on or prior to the Outside Date and for any reason Ressler or Orchard as Holders collectively shall have failed to have invested at least $1 million in the Qualified Offering or pursuant to the Investment Agreement, and Ressler or Orchard wish to invest the balance of such $1 million aggregate amount to purchase Common Stock at a price of $0.12 per share (as adjusted for any stock split, stock dividend or other similar adjustment), then the Company will be required to offer Ressler or Orchard the immediate right to invest the balance of such investment amount to purchase additional shares of Common Stock at such price, so that in the aggregate, Ressler and Orchard shall have collectively invested such $1 million amount.

Concurrent with entering into the Loan Agreements and issuance of the Notes, the commercial lender of the Company and its subsidiaries; the Company and its subsidiaries; and the Subordinated Lenders entered into an Amendment to the Postponement and Subordination Agreement (the "Subordination Agreement") whereby the Subordinated Lenders agreed that the Notes as issued, in addition to the notes issued on February 17, 2011 by the Company to the Subordinated Lenders, would be subordinate to the obligations of the Company and its subsidiaries under the Credit Agreement with the Company's commercial lender.

                                      F29

INVESTMENT AGREEMENT

Effective May 10, 2011, the Company entered into an Investment Agreement (the "Investment Agreement") with Orchard Investments, LLC ("Orchard"); Black Family 1997 Trust; Leon D. Black, UAD 11/30/92 FBO Alexander Black; Leon D. Black, UAD 11/30/92 FBO Benjamin Black; Leon D. Black, UAD 11/30/92 FBO Joshua Black; Leon
D. Black, UAD 11/30/92 FBO Victoria Black; Leon D. Black; John J. Hannan and Richard Ressler ("Ressler") (each individually a "Bridge Lender" and collectively the "Bridge Lenders"), who are current shareholders and subordinated lenders under unsecured promissory notes in the aggregate amount of $4.0 million with the Company effective February 17, 2011 and April 27, 2011 (the "Notes").

Pursuant to the Investment Agreement, the Bridge Lenders have agreed to provide a backstop commitment to the Qualified Offering and have agreed to collectively backstop the Qualified Offering by purchasing from the Company at a subscription price of $0.12 per share of Common Stock any shares not purchased by the Company's shareholders of record who are entitled to participate in the rights offering (after giving effect to any oversubscriptions) up to 29,166,667 shares of Common Stock for a total purchase price of $3.5 million (the "Backstop Commitment"). In addition to their rights to purchase shares pursuant to the Qualified Offering and the Backstop Commitment, the Bridge Lenders have the option, in their sole discretion, to purchase from the Company, at the subscription price, any other shares not purchased by the Company's stockholders through the Qualified Offering (the "Purchase Option"). If, after giving effect to the Qualified Offering, the Backstop Commitment and the Purchase Option, any of the Bridge Lenders shall have been unable to exchange any portion of his or its Notes, the Company will also offer each Bridge Lender the right to purchase additional shares of Common Stock at the subscription price (payable through the exchange of Bridge Loans for Common Stock) such that each Bridge Lender shall have exchanged all of his or its notes for shares of Common Stock (the "Additional Subscription Offer"). In addition, if Ressler and Orchard collectively acquire less than $1.0 million worth of shares of Common Stock as part of the Qualified Offering, the Backstop Commitment, the Purchase Option and the Additional Subscription Offer, the Company has agreed to offer to Ressler and Orchard an additional number of shares of Common Stock equal to the shortfall amount at the subscription price.

The transactions with the Bridge Lenders under the Investment Agreement are being made in reliance on an exemption from the registration requirements of the Act, and any shares issued pursuant to the Investment Agreement will not be covered by a registration statement filed pursuant to the Act.

The closing of the Investment Agreement is subject to satisfaction or waiver of customary conditions, including compliance with covenants and the accuracy of representations and warranties provided in the Investment Agreement, consummation of the Qualified Offering and the receipt of all requisite approvals and authorizations under applicable law. In addition, a condition to the closing the Investment Agreement provides that the Company will enter into a registration rights agreement with the Bridge Lenders to provide certain customary registration rights, which include demand and "piggyback" registration rights under the Act with respect to the shares of Common Stock purchased under the Investment Agreement and any other securities owned by the Bridge Lenders.

The Investment Agreement may be terminated at any time prior to the closing of the Backstop Commitment and the Additional Subscription Rights, if any: (1) by mutual written agreement of the Bridge Lenders and the Company; (2) by either party, in the event the rights offering does not close; and (3) by either party, if any governmental entity shall have taken action prohibiting any of the contemplated transactions.

The Company has agreed to indemnify the Bridge Lenders and their affiliates and each of their respective officers, directors, partners, employees, agents and representatives for losses arising out of (1) the Company's breach of any representation or warranty set forth in the Investment Agreement, (2) the Qualified Offering, or (3) claims, suits or proceedings challenging the authorization, execution, delivery, performance or termination of the Qualified Offering, the Investment Agreement, or any of the transactions contemplated thereby (other than any such losses attributable to the acts, errors or omissions on the part of the Bridge Lenders in violation of the Investment agreement).

                                      F30

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with ESW's consolidated condensed financial statements and Notes thereto included elsewhere in this Report.

This Form 10-Q contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of ESW's business. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. ESW undertakes no obligation to publicly release any modifications or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, ESW cautions investors that actual financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, ESW. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. This report should be read in conjunction with ESW's Annual Report on Forms 10-K, for the year ended December 31, 2010 as filed with the Securities and Exchange Commission.

GENERAL OVERVIEW

Environmental Solutions Worldwide Inc. ("we," "us," "ESW" or the "Company") is a publicly traded company engaged through its wholly owned subsidiaries ESW Canada Inc., ESW America Inc. and ESW Technologies Inc. (the "ESW Group of Companies") in the design, development, manufacture and sale of environmental and emission technologies. ESW is currently focused on the international medium duty and heavy duty diesel engine market for on-road and off-road vehicles as well as the utility engine, mining, marine, locomotive and military industries. ESW also offers engine and after treatment emissions verification testing and certification services.

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

ESW was incorporated in the State of Florida in 1987. Our principal executive offices are located at 335 Connie Crescent, Concord, Ontario, Canada L4K 5R2. Our telephone number is (905) 695-4142. Our web site is www.cleanerfuture.com. Information contained on our web site does not constitute a part of this 10-Q report.

For 2011, ESW is focused on optimizing the Company's operations around its "sweet spots" and capturing a greater market share in the catalytic converter and emissions testing markets whilst ensuring profitable growth as compared to 2010. The key factors that are in ESW's favor are: (a) continued regulatory push for emissions reductions in the United States, (b) additional funding available from public agencies, (c) a market-leading Level III active catalytic converter technology and an established distribution network in North America, and (d) opportunities to market to third parties its CARB and EPA recognized emissions and durability testing services.

ESW believes that it can improve, achieve and maintain profitability and grow its business by pursuing the following strategy:

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

To deliver against this strategic intent, in February 2011, ESW secured $3 million in additional financing through certain note subscription agreements and issued unsecured subordinated promissory notes to affiliate shareholders (the "Bridge Lender"). Proceeds of the notes, along with available cash, will be used to fund working capital, planned capital investments and other general corporate purposes. With the proceeds of the loan, the Company and its subsidiaries are in compliance with covenant obligations under the credit agreement with its senior lender dated March 10, 2010 for which the Company and subsidiaries had previously obtained waivers of covenant obligations that expired February 15, 2011.

As of March 31, 2011, of the prior $3 million in additional financing secured, $1,823,319 was used to repay ESW's credit facility. ESW also utilized proceeds of the additional financing to reduce its accounts payable through negotiated payment plans with its vendors. Net cash used in operating activities for the three month period ended March 31, 2011 amounted to $227,576. The Company required additional working capital to secure and deliver against the current sales opportunities. On May 3, 2011, the Company secured $1 million in additional financing through certain note subscription agreements and issued unsecured subordinated promissory notes to affiliate shareholders.

The Company is also pursuing a rights offering of the Company's common stock at a sale price of $0.12 per share (the "Qualified Offering"). The Company plans to offer rights to existing shareholders of record on the offering date to purchase approximately $8 million in shares of common stock, the increase in the amount of the rights offering from$6.5 million (as previously reported in the Company's 10K report filed March 31, 2011, with the SEC) to $8 million was approved by the independent board members and is intended to be used to pay down ESW's senior lender. The rights offering is expected to raise cash for the Company to meet its working capital needs and will also permit all subordinated lenders to exchange their unsecured subordinated promissory notes (and the other notes paid in-kind for the payment of interest under the notes) for shares of common stock under the offering. On May 10, 2011 the Company filed a Registration Statement related to the subscription rights to purchase Common Stock, $0.001 par value and the shares of Common Stock deliverable upon the exercise of the subscription rights pursuant to the rights offering.

Effective May 10, 2011, the Company also announced that it had entered into an Investment Agreement with the Bridge Lenders, who are current shareholders and subordinated lenders under unsecured promissory notes in the aggregate amount of $4.0 million with the Company. The Bridge Lenders have agreed to provide a backstop commitment to the Qualified Offering and have agreed to collectively backstop the Qualified Offering by purchasing from the Company at a subscription price of $0.12 per share of Common Stock any shares not purchased by the Company's shareholders of record who are entitled to participate in the rights offering (after giving effect to any oversubscriptions) up to 29,166,667 shares of Common Stock for a total purchase price of $3.5 million.

The qualified offering is expected to be completed by June 17, 2011. The additional capital anticipated to be raised by the rights offering is expected to give ESW the opportunity to execute against its short term and medium term plans.

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

LEVEL II +

      o A high performance Diesel Oxidation Catalyst and filter - PM reduction greater than 50%

LEVEL III +

      o Expansion of On Road Active Diesel Particulate Filter verification to include Exhaust Gas Recirculation engines - PM reduction greater than 85%

ESW's Xtrm Cat(TM) product designed for marine and rail, Tier 0, turbocharged EMD 645 and 710 engines was tested at an EPA recognised facility for certification during March and April 2011. Certification applications are pending with the EPA.

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

In effecting its current business plan ESW has made the following adjustments to its business in the first quarter of 2011:

1) ESW has reviewed and continues to review its costs for inefficiencies and has taken steps to reduce its operating expenses. Key cost reduction initiatives during the first quarter of 2011 included the restructuring of its management team, the termination of certain contracts and the re-negotiation of board and consulting obligations, amongst others. ESW will continuously revisit opportunities to further streamline the business.

2) Since January 2010 there has been a significant increase in the cost of material and components that ESW uses. ESW is revising the pricing to its dealers to ensure operating margins remain consistent despite lower margins in the first quarter of 2011. Price increases will be implemented in two phases in 2011. ESW has also revised its overall commercial policies, including its general terms and conditions and lead time expectations on its products. Changes have also been implemented to ESW's costing and quoting processes, including frequent periodic review of its bill of materials and the proactive negotiation of raw material prices.

3) ESW is focusing on increasing sales volumes on its core "sweet spot" products to reduce production complexities and improve inventory management. ESW is also focused on implementing new continuous improvement programs such as the cross-functional "Product and Process Review" stream led by ESW's engineering team searching for product, product quality and product development process enhancements.

4) ESW has revisited relationships with critical vendors, in addition to setting up favorable payment plans to reduce the outstanding balances with the vendors. ESW has also secured and continues to secure volume discounts on critical components.

5) ESW is in the process of reviewing its warranty policies to ensure that warranty terms and conditions meet industry standards whilst mitigating warranty risks to the fullest extent possible.

6) ESW is in the process of engaging its existing and new independent dealers in order for dealers to better understand ESW's business and strengthen ESW's partnership with its distribution base.

7) ESW is focusing on increasing revenues from its Air Testing Facility in Montgomeryville, Pennsylvania.

The results from this adjustment to ESW's business are expected to improve operational results in the second and third quarter of 2011. The Company has reduced inefficiencies in personnel-related costs, manufacturing costs and other discretionary expenditures that are within the Company's control. The Company is also seeking to lower its overhead costs while increasing its focus on the Sales, Marketing and Customer Service efforts. The changes in the business are anticipated to lower the overall operating costs in the Company and improve the Company's overall results, without affecting the Company's positioning of its existing products and testing services as well as its efforts to develop and deliver market the next generation of leading clean technology products and services.

COMPARISON OF THE THREE MONTH PERIOD ENDED MARCH 31, 2011 TO THE THREE MONTH PERIOD ENDED MARCH 31, 2010

RESULTS OF OPERATIONS

The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the MD&A included in ESW's Annual Report on Forms 10-K, for the year ended December 31, 2010.

Revenues for the three month period ended March 31, 2011, decreased by $202,859, or 9.0 percent, to $2,045,737 from $2,248,596 for the three month period ended March 31, 2010. The decrease in revenue is mainly related to ESW's customers facing delays in obtaining funding from public agencies to retrofit diesel vehicles.

Cost of sales as a percentage of revenues for the three month period ended March 31, 2011 was negative 6.3 percent compared to 67.2 percent for the three month period ended March 31, 2010. Cost of Sales for the three month period ended March 31, 2011 increased by $581,591 or 38.5 percent. The primary reason for negative gross margin for the three month period ended March 31, 2011 was the write-down and a reserve for write down of inventory in the amount of $229,221. The increase in cost of sales in the current period is related to the following:
(a) increases in the cost of materials of $190,534 mainly driven by the increasing cost of precious metals, components and supplies used in production,
(b) sales by the Company of slow moving inventory to recover cash and the related write-down of $128,598 as a loss on sale of inventory and a reserve for obsolescence of $100,623 (c) an increase of $26,258 in labour cost mostly related to production inefficiency, (d) an increase in overhead costs of $96,389 as we apply higher overheads to our cost of sales due to improved visibility on the costs enabling better allocation of the overhead expenses, previously expensed as operating expenses, (e) increase in service and warranty costs of $29,885 over the prior period and (f) $9,304 related to discount provided to dealers to increase accounts receivable collections. The increases in cost of sales were complimented further with a decrease in revenue of $202,859. The Company has reviewed its production costing and has a plan in place to review and update the pricing of its products and reduce materials and production costs to maintain future margins.

Marketing, office and general expenses for the three month period ended March 31, 2011, increased by $55,951, or 5.6 percent, to $1,051,753 from $995,802 for the three month period ended March 31, 2010. The increase is primarily due to the following: (a) $80,430 increase in general administration costs mainly related to increased financing charges on ESW's secured credit facility, (b) a marginal increase in administration salaries and wages of $4,005, and (c) an increase in factory expense of $98,877 mostly related to inefficient labour. These increases were offset by decreases in Sales and Marketing wages and selling expenses by $67,514, mainly resulting from reversal of bad debt provisions as of December 31, 2010, for which receivables were collected. A decrease of $25,079 in facility costs, resulting from higher overheads applied to cost of sales and a decrease in investor relation costs of $34,769 as the Company terminated the services of an investor relations firm.

The Company incurred $518,809 as restructuring charges for the three month period ended March 31, 2011, relating to various severance payments, vacation payouts and agreements. The Company incurred expenses related to severance agreements with the former Chief Executive Officer, Vice President of Operations and Director of Sales in the amount of $432,377, of which $310,947 was included in accrued liabilities and will run-off during the balance of the period that severance payments are made.

Research and development ("R&D") expenses for the three month period ended March 31, 2011 increased by $58,312, or 46.5 percent, to $183,626 from $125,314 for the three month period ended March 31, 2010. The primary driver of R&D expenses for the first three months of fiscal year 2011 related to ESW's pursuit of the certification / verification of its locomotive and marine product, the Xtrm Cat(TM), including the final EPA certification testing at a recognised testing facility. To offset this increase during the three month period ended March 31, 2011, the Company received grant money amounting to $229,999 compared to $101,526 for the three month period ended March 31, 2010.

Officer's compensation and director's fees for the three month period ended March 31, 2011, increased by $13,287, or 6.7 percent, to $211,644 from $198,357 for the three month period ended March 31, 2010. The increase in fees is mainly due to changes in executive management and the board of ESW.

Consulting and professional fees for the three month period ended March 31, 2011, decreased by $78,873, or 74.4 percent, to $27,102 from $105,975 for the three month period ended March 31, 2010, the prior year period included legal fees in connection with the Company's Demand Credit Agreement with CIBC, higher consulting fees and audit fees.

Foreign exchange loss for the three month period ended March 31, 2011, was $60,126 as compared to a loss of $56,223 for the three month period ended March 31, 2010. This is a result of the fluctuation in the exchange rate of the Canadian Dollar to the United States Dollar.

Depreciation and amortization expense for the three month period ended March 31, 2011 decreased by $142,495, or 54.2 percent to $120,350 from $262,845 for the three month period ended March 31, 2010. In the three month period ended March 31, 2011 we applied $34,680 of additional depreciation to cost of sales, there was a reduction of $37,272 from patents being completely amortized and $ 70,543 from assets that have been fully amortized.

Loss from operations for the three month period ended March 31, 2011, increased by $1,213,344, or 120.6 percent, to $2,219,754 from $1,006,410 for the three month period ended March 31, 2010.

Interest expense on long-term debt related to Convertible Debentures was $0 for the three month period ended March 31, 2011 as compared to $183,858 for the three month period ended March 31, 2010. Amortization of deferred costs amounted to $0 for the three month period ended March 31, 2011 as compared to $117,131 for the three month period ended March 31, 2010.

Effective March 25, 2010, the November 2008 and the August 2009 debenture holders agreed to convert all outstanding convertible debentures as per the terms of the respective debenture agreements. The early conversion of the debentures was a condition precedent to the Company's wholly owned subsidiary, ESW Canada, entering into a new credit facility with CIBC. The conversion of the November 2008 and the August 2009 debentures also triggered the mandatory conversion feature on the March 19, 2010, debentures. As part of the agreement to convert all existing convertible debentures the Company has paid a premium as an inducement to convert all debentures. The premium was payable to all converting debenture holders and was subject to a positive fairness opinion, approval by a Fairness Committee consisting of independent directors of the Company's Board of Directors and an increase in the share capital of the Company. The premium consists of 4,375,665 shares of Common Stock. As the Company did not have sufficient authorized shares as of the date of conversion of the debentures to fulfill the premium, the premium had been recorded as an advance share purchase agreement at fair market value $2,909,872 at March 31, 2010 ($0- March 31, 2011), the agreement was without interest, subordinated to the banks position and payable in a fixed number of common shares (4,375,665 shares) of the Company upon increase in the authorized share capital of the Company. In summary, the fair value of the advanced share subscription was dependent on the market price of the Company's common stock, as the Company did not have sufficient available authorized common shares to fulfill this obligation as on March 31, 2010. The advanced share subscription would re-valued based on the market price of the Company's common stock at the end of each reporting period or until it was fulfilled by the issuance of authorized common shares. The resulting revaluations either cause gains or losses on the consolidated condensed statement of operations and comprehensive loss.

The Share Subscription Agreement for the 2010 Debentures contains an exchange feature. The exchange feature provides that if within twelve months from March 19, 2010, the Company enters into or closes another financing or other transaction (which for securities law purposes would be integrable with the offer and sale of the Securities) on terms and conditions more favorable to another purchaser, the terms and conditions of the 2010 Debentures shall be adjusted to reflect the more favorable terms. On March 31, 2011, the Company re-evaluated the fair value of the exchange feature and determined that the probability of closing another financing was 100% and the conversion price of the 2010 Debentures would be reset. On March 31, 2011, an additional liability of $578,739 was recorded for the exchange feature in these consolidated condensed financial statements with a $578,739 expense related to change in fair value of exchange feature liability recorded in the consolidated statements of operations and comprehensive loss.

Change in fair value of exchange feature liability for the three month period ended March 31, 2011, amounted to $578,739 as compared to $0 for the three month period ended March 30, 2010.

The Company incurred $34,521 interest cost on notes payable to related party for the $3 million unsecured subordinated promissory notes for the three month period ended March 31, 2011, as compared to $11,342 for the three month period ended March 31, 2010

At March 31, 2011, the Company recorded interest accretion expense of $1,050,000 (March 31, 2010 - $0), financing charge on embedded derivative liability of $485,101 (March 31, 2010 - $0) and a gain on convertible derivative of $1,336,445 (March 31, 2010 - $0) related to the discount feature and the embedded derivative features in the $3 million notes payable to related party.

LIQUIDITY AND CAPITAL RESOURCES

ESW's principal sources of operating capital have been the proceeds from its various financing transactions; during the three month period ended March 31, 2011, the Company used $227,567 of cash to sustain operating activities compared with $1,530,685 for the three month period ended March 31, 2010. As of March 31, 2011, and March 31, 2010, the Company had cash and cash equivalents of $956,337 and $949,021, respectively.

Net cash used in operating activities for the three month period ended March 31, 2011, amounted to $227,576. This amount was attributable to the net loss of $3,134,632, plus non cash expenses such as depreciation, amortization, interest accretion expense, change in fair value of exchange feature liability and others of $1,182,293, and an increase in net operating assets and liabilities of $1,724,763. Net cash used in operating activities for the three month period ended March 31, 2010 amounted to $1,530,685. This amount was attributable to the net loss of $4,997,559, plus non cash expenses such as depreciation, amortization, interest and accretion on long term debt, inducement premium on conversion of debentures and others of $4,237,365, and a decrease in net operating assets and liabilities of $770,491.

Net cash used in investing activities was $15,729 for the three month period ended March 31, 2011, as compared to $100,998 provided by investing activities for the three month period ended March 31, 2010.

Net cash provided by financing activities totalled $1,174,725 for the three month period ended March 31, 2011, as compared to $1,775,822 for the three month period ended March 31, 2010. In the current period of 2011, $3,000,000 was provided through the issuance of the Notes payable to related parties, $1,823,319 was repaid under ESW's CIBC credit facility and $1,956 was repaid under capital lease obligation. In the prior year period of 2010, $3,000,000 was provided through issuance of convertible debentures, $720,510 was repaid under ESW`s bank loan, $500,000 repaid promissory notes to a related party, and $3,668 repaid a capital lease obligation.

Based on ESW's current operating plan, management believes that the combination of the March 31, 2011 cash balance, anticipated cash flows from operating activities, and financing from the issuance of debt or equity securities will be sufficient to meet our working capital needs on a short-term basis. Overall, capital adequacy is monitored on an ongoing basis by our management and reviewed quarterly by the Board of Directors.

The industry that ESW operates in is capital intensive and there is a timing issue bringing product to market which is considered normal for this industry. ESW continues to invest in research and development to improve its technologies and bring them to the point where its customers have a high confidence level allowing them to place larger orders.

During the first quarter of 2011 and 2010, ESW did not produce sufficient cash from operations to support its expenditures. Prior financings, including the increased utilization of ESW's CIBC credit facility, supported the Company's operations during the period. ESW's principal use of liquidity relates to the Company's working capital needs and to finance any further capital expenditures or tooling needed for production and/or its testing facilities.

Effective March 31, 2010, ESW's subsidiary, ESW Canada, entered into a demand revolving credit facility agreement with a Canadian chartered bank, CIBC to meet working capital requirements (the "Demand Credit Agreement"). The Demand Credit Agreement has a credit limit of $4 million Canadian. Borrowings under the Demand Credit Agreement are limited to a percentage of accounts receivable plus a percentage of inventories (capped at CAD$ 1 million or 50% of the accounts receivable portion) less any prior ranking claims.

ESW anticipates certain capital expenditures in 2011 related to the general operation of its business as well as to upgrade the air testing facilities in Montgomeryville, Pennsylvania. ESW does not expect that total capital expenditures for 2011 will amount to more than $1,400,000.

In February 2011, ESW secured $3 million in additional financing through certain note subscription agreements and issued unsecured subordinated promissory notes (collectively, "the Notes"). Proceeds of the Notes, along with available cash, will be used to fund working capital, planned capital investments and other general corporate purposes.

As at March 31, 2011, of the prior $3 million in additional financing secured, $1,823,319 was used to repay the Demand Credit Agreement, additionally, ESW reduced its accounts payable through payment plans agreed upon with its vendors. Net cash used in operating activities for the three month period ended March 31, 2011 amounted to $227,576. The Company required additional working capital to secure and deliver the current sales opportunities. On May 3, 2011, the Company secured $1 million in additional financing through certain note subscription agreements and issued unsecured subordinated promissory notes to affiliate shareholders.

The Company's board further approved plans for a rights offering of the Company's common stock, at a sale price of $0.12 per share whereby the Company plans to offer rights to existing shareholders on the offering date to purchase and exchange debt, up to $8 million in shares of common stock. This capital will be used to fund working capital, capital expenditure needs and to repay ESW's senior lender CIBC. With the anticipated growth in revenue of the Company, profitability and cash flow should improve to reflect the operating leverage of the Company. Enhanced profitability and cash flow will also result from ESW's initiatives to enhance its commercial policies, streamline its infrastructure and drive its operational efficiencies across the Company.

Competition is expected to intensify as the market for ESW's products expands. ESW's ability to continue to gain significant market share will depend upon its ability to continue to develop strong relationships with distributors, customers and develop new products. Increased competition in the market place could result in lower average pricing which could adversely affect ESW's margins and pricing for its products.

ESW has 700,000 Class A special shares, authorized, issued and outstanding, recorded at $453,900 (based on the historical exchange rate at the time of issuance). The Class A special shares are issued by ESW's wholly-owned subsidiary BBL Technologies, Inc. ("BBL") without par value, and are redeemable on demand by the Holder of the shares which is a private Ontario Corporation at $700,000 Canadian (which translates to $721,980 US and $703,801 US at March 31, 2011 and December 31, 2010, respectively). As the redeemable Class A special shares were issued by the Company's wholly owned subsidiary, BBL, the maximum value upon which the Company is liable is the net book value of BBL. As of March 31, 2011 and December 31, 2010, BBL had an accumulated deficit of $1,192,858 US ($1,845,375 Canadian), and therefore, the holder would be unable to redeem the redeemable Class A special shares at their ascribed value.

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

Effective March 25, 2010, the November 2008 and the August 2009 debenture holders agreed to convert all outstanding convertible debentures as per the terms of the respective debenture agreements. The early conversion of the debentures was a condition precedent to the Company's wholly-owned subsidiary ESW Canada entering into a new credit facility with CIBC. The conversion of the November 2008 and the August 2009 debentures also triggered the mandatory conversion feature on the March 19, 2010 debentures. As part of the agreement to convert all existing convertible debentures the Company has paid a share-based premium as an inducement to convert all debentures. The premium was payable to all converting debenture holders and was subject to a positive fairness opinion, provided by a Fairness Committee consisting of independent directors of the Company's Board of Directors, and an increase in the share capital of the Company. The premium consisted of 4,375,665 shares of Common Stock. As the Company did not have sufficient authorized shares as of the date of conversion of the debentures to fulfill the premium, the premium had been recorded as an advance share purchase agreement at fair market value $2,909,872 at March 31, 2010 ($0 at March 31, 2011), the agreement was without interest, subordinated to the banks position and payable in a fixed number of common shares (4,375,665 shares) of the Company upon a subsequent increase in the authorized share capital of the Company. In summary, the fair value of the advanced share subscription was dependent on the market price of the Company's common stock, as the Company did not have sufficient available authorized common shares to fulfill this obligation as on March 31, 2010, it was treated as a liability. The advanced share subscription was re-valued based on the market price of the Company's common stock at the end of each reporting period until it was fulfilled by the issuance of authorized common shares. Gains and losses from the resulting revaluations were recognized on the consolidated condensed statement of operations and comprehensive loss.

The Share Subscription Agreement for the 2010 Debentures contains an exchange feature. The exchange feature provides that if within twelve months from March 19, 2010, the Company enters into or closes another financing or other transaction (which for securities law purposes would be integrable with the offer and sale of the Securities) on terms and conditions more favorable to another purchaser, the terms and conditions of the 2010 Debentures shall be adjusted to reflect the more favorable terms. On March 31, 2011, the Company re-evaluated the fair value of the exchange feature and determined that the probability of closing another financing was 100% and the conversion price of the 2010 Debentures would be reset. On March 31, 2011 an additional liability of $578,739 was recorded for the exchange feature in these consolidated condensed financial statements with a $578,739 expense related to change in fair value of exchange feature liability recorded in the consolidated statements of operations and comprehensive loss.

Effective March 31, 2010 ESW's subsidiary, ESW Canada Inc., entered into the Demand Credit Agreement. The Demand Credit Agreement has a credit limit of CAD $4 million. Borrowings under the facility are limited to a percentage of accounts receivable plus a percentage of inventories (capped at CAD $1 million or 50% of the accounts receivable portion) less any prior ranking claims. The Demand Credit Agreement is guaranteed by the Company and its subsidiaries ESW Canada Inc., ESW America Inc., BBL Technologies Inc., and ESW Technologies Inc., through a general security agreement over all assets to its senior lender. The Demand Credit Agreement has been guaranteed to the bank under the EDC's Export Guarantee Program. Borrowings under the Demand Credit Agreement bear interest at 4.5% above the bank's prime rate of interest. Obligations under the Demand Credit Agreement are collateralized by a first-priority lien on the assets of the Company and its subsidiaries, including, accounts receivable, inventory, equipment and other tangible and intangible property, including the capital stock of all direct subsidiaries.

The terms relating to the Demand Credit Agreement specifically note that the Company maintain a tangible net worth of at least $4.0 million. The Demand Credit Agreement contains, among other things, covenants, representations and warranties and events of default customary for a facility of this type for the Company and its subsidiaries. Such covenants include certain restrictions on the incurrence of additional indebtedness, liens, acquisitions and other investments, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other repurchases in respect of capital stock, voluntary prepayments of certain other indebtedness, capital expenditures and transactions with affiliates, subject to certain exceptions. Under certain conditions amounts outstanding under the credit agreements may be accelerated. Such events include failure to comply with covenants, breach of representations or warranties in any material respect, non-payment or acceleration of other material debt, entry of material judgments not covered by insurance, or a change of control of the Company. ESW is working on upgrading or renewing the Demand Credit Agreement and reviewing options with other senior lenders. The Company has obtained an extension to the Demand Credit Agreement to May 31, 2011 from its current senior lender and is working to extend this date.

From November 8, 2010 through February 14, 2011, the Company's wholly owned subsidiary, ESW Canada Inc., received waivers of certain financial covenants under the Demand Credit Agreement. Without the waivers, the Company's subsidiary would not be in compliance with certain covenants in the Demand Credit Agreement. On February 17, 2011, the Company raised a $3 million through the issuance of unsecured subordinated promissory notes. With the proceeds of the Notes, the Company and its subsidiaries are in compliance with covenant obligations under the Demand Credit Agreement with CIBC.

As of March 31, 2011, $1,636,444 was owed under the Demand Credit Agreement compared to $0 as of March 31, 2010.

On February 17, 2011, the Company entered into note subscription agreements (collectively, the "Loan Agreements") with, and issued unsecured subordinated promissory notes to, nine lenders, who are current shareholders and deemed affiliates of certain members of the board of directors of the Company ("the Subordinated Lenders"). The Loan Agreements were approved by the independent directors of the Company. As per the Loan Agreements, the Subordinated Lenders made loans to the Company in the principal aggregate amount of $3 million, represented by unsecured subordinated promissory notes (the "Notes"), dated February 17, 2011. Proceeds of the Loan, along with available cash, will be used to fund working capital, planned capital investments and other general corporate purposes. The Notes bear interest at a rate of 10% per annum, payable in-kind on a monthly basis commencing March 17, 2011, up to the date on which the Note has been paid in full. The maturity date of the Loan is the earlier of: (i) the closing of a rights offering of the Company's common stock, par value $.001 per share, at a sale price of $0.12 per share ( adjusted for any stock split, stock dividend or other similar adjustment) pursuant to which the Company plans to offer rights to purchase approximately up to $8 million in shares of Common Stock the ("Qualified Offering"), and will also permit all Subordinated Lenders to exchange their Notes, accrued interest (and the any Notes that may be issued for payment of interest) for shares of Common Stock at $0.12 per share or (ii) June 17, 2011 (the "Outside Date"). The Qualified Offering has also been approved by the independent directors of the Company.

As of March 31, 2011, $3,000,000 of principle and $34,521 of interest was owed under the notes to $0 of principle and $0 of interest as of March 31, 2010.

ESW is dependent upon the closing of a Qualified Offering and the transactions contemplated by the Investment Agreement to meet its debt service obligations under the Demand Credit Agreement and the Bridge Loans. ESW's ability to service its indebtedness, other obligations and commitments in cash will depend on its future performance and ability to raise capital, which will be affected by prevailing economic conditions, financial, business, regulatory and other factors. Certain of these factors are beyond ESW's control. ESW believes that, based upon its current business plan and anticipated capital raise through a Qualified Offering and the transactions contemplated by the Investment Agreement it will be able to meet its debt service obligations when due. ESW may need additional financing after the completion of a Qualified Offering to meet its financial projections and obligations. Significant assumptions underlie ESW's projections, including, among other things, that ESW will be successful in implementing its business strategy, that some of ESW's products that have received verification from the appropriate regulatory authorities will obtain customer and market acceptance, and that there will be no material adverse developments in ESW's business, liquidity or capital requirements. If ESW cannot generate sufficient cash flow from operations to service its indebtedness and to meet other obligations and commitments, ESW might be required to refinance or to dispose off assets to obtain funds for such purpose. There is no assurance that refinancing or asset dispositions or raising funds from sales of equity or otherwise could be effected on a timely basis or on satisfactory terms. In such circumstance, ESW would have to issue shares of its common stock as repayment of these obligations, which would be of a dilutive nature to ESW's present shareholders.

CONTRACTUAL OBLIGATIONS

LEASES

Effective November 24, 2004, the Company's wholly-owned subsidiary, ESWA, entered into a lease agreement for approximately 40,220 square feet of leasehold space at 2 Bethlehem Pike Industrial Center, Montgomery Township, Pennsylvania. The leasehold space houses the Company's research and development facilities. The lease commenced on January 15, 2005 and expired January 31, 2010. Effective October 16, 2009, the Company's wholly-owned subsidiary ESW America, Inc. entered into a lease renewal agreement with Nappen & Associates for the leasehold property at Pennsylvania. There were no modifications to the original economic terms of the lease under the lease renewal agreement. Under the terms of the lease renewal, the lease term will now expire February 28, 2013. Effective March 31, 2011, ESW America, Inc. entered into a lease amendment agreement with Nappen & Associates for the leasehold property at Pennsylvania, whereby ESWA has the sole option to extend the expiry of the lease agreement by an additional 3 years six months prior to February 28, 2013; there were no modifications to the original economic terms of the lease.

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

The following is a summary of the minimum annual lease payments, for both leases.

                           YEAR

                           2011              $351,021
                           2012               468,029
                           2013               319,813
                           2014               297,476
                           2015               223,107
                                           ----------
                                           $1,659,446
                                           ==========

LEGAL MATTERS

From time to time, the Company may be involved in a variety of claims, suits, investigations and proceedings arising from the ordinary course of our business, breach of contract claims, labor and employment claims, tax and other matters. Although claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, ESW believes that the resolution of current pending matters will not have a material adverse effect on its business, consolidated financial position, results of operations or cash flow. Regardless of the outcome, litigation can have an adverse impact on ESW because of legal costs, diversion of management resources and other factors. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially and adversely affect ESW's financial position, results of operations or cash flows in a particular period.

CAPITAL LEASE OBLIGATION

The Company is committed to the following lease payments in connection with the acquisition of equipment under capital leases:

                              YEAR

                                          2011          $ 2,124
                                          2012            1,180
                                                        -------
                                          TOTAL           3,304

              Less imputed interest                        (179)
                                                        -------
              Total obligation under capital lease        3,125

              Less current portion                      ( 1,806)
                                                        -------
              TOTAL LONG-TERM PORTION                   $ 1,319
                                                        =======

The Company incurred $80 and $515 of interest expense on capital lease obligation for the periods ended March 31, 2011 and 2010, respectively.

RESTRUCTURING EXPENSES AND SEVERANCE AGREEMENTS

The Company accrued expenses related to severance agreements with a former Chief Executive Officer, Vice President of Operations and Director of Sales. As of March 31, 2011, $310,947 was included in accrued liabilities towards the balance of severance payments owing.

NEW ACCOUNTING PRONOUNCEMENTS

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued Accounting Standards Update ("ASU" or "Update") No. 2010-06, Improving Disclosures about Fair Value Measurements ("ASU 2010-06"). ASU 2010-06 improves disclosures originally required under SFAS No.
157. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2009, and for interim periods within those years. The adoption of the guidance did not have a material effect on the Company's consolidated condensed financial position, results of operations, cash flows or related disclosures.

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

In August 2010, the FASB issued ASU No. 2010-22, Accounting for Various Topics - Technical Corrections to SEC Paragraphs this update amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics. The adoption of this ASU had no effect on the Company's consolidated condensed financial statements.

In August 2010, the FASB issued ASU No. 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules. This updates various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. The adoption of this ASU had no effect on the Company's consolidated condensed financial statements.

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition - Milestone Method. The objective of this Update is to provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of this ASU had no effect on the Company's consolidated condensed financial statements.

In April 2010, the FASB issued ASU No. 2010-013, Compensation - Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades a consensus of the FASB Emerging Issues Task Force. ASU 2010-13 addresses the classification of an employee share-based award with an exercise price denominated in the currency of a market in which the underlying equity security trades. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of this ASU had no effect on the Company's consolidated condensed financial statements.

In October 2009, the FASB issued ASU No. 2009-13, Multiple Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force ("ASU 2009-13") (codified within ASC Topic 605). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption of this ASU had no effect on the Company's consolidated condensed financial statements.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

ESW's significant accounting policies are summarized in Note 2 to the Consolidated Condensed Financial Statements included its quarterly reports and its 2010 Annual Report to Shareholders. In preparing the consolidated condensed financial statements, we make estimates and assumptions that affect the expected amounts of assets and liabilities and disclosure of contingent assets and liabilities. We apply our accounting policies on a consistent basis. As circumstances change, they are considered in our estimates and judgments, and future changes in circumstances could result in changes in amounts at which assets and liabilities are recorded.

FOREIGN CURRENCY TRANSACTIONS

The results of operations and the financial position of ESW's operations in Canada is principally measured in Canadian currency and translated into U.S. dollars. The future effects of foreign currency fluctuations between U.S. dollars and Canadian dollars will be somewhat mitigated by the fact that certain expenses will be generally incurred in the same currency in which revenues will be generated. The future reported income of ESW's Canadian subsidiary would be higher or lower depending on a weakening or strengthening of the U.S. dollar against the Canadian currency. During the first quarter of 2011, the Company experienced a net loss on foreign exchange due the fluctuation of the U.S. dollar against the Canadian dollar.

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

FOREIGN EXCHANGE RISK

ESW's foreign subsidiaries conduct their businesses in local currency predominantly the Canadian Dollar. ESW's exposure to foreign currency transaction gains and losses is the result of certain net receivables due from its foreign subsidiaries. ESW's exposure to foreign currency translation gains and losses also arises from the translation of the assets and liabilities of its subsidiaries to U.S. dollars during consolidation. ESW recognized a translation gain of $72,264 for the three month period ended March 31, 2011 as compared to a gain of $103,865 for the three month period ended March 31, 2010 reported as comprehensive loss in the Consolidated Condensed Statements of Changes in Stockholders' Equity (Deficit) and Comprehensive Income, ESW recognized a translation loss of $60,126 for the three month period ended March 31, 2011 as compared to a loss of $56,223 for the three month period ended March 31, 2010 reported as Foreign exchange loss in the Consolidated Condensed Statements Of Operations And Comprehensive Loss primarily as a result of exchange rate differences between the U.S. dollar and the Canadian Dollar.

ESW's strategy for management of currency risk relies primarily upon conducting its operations in the countries' respective currency and ESW may, from time to time, engage in hedging intended to reduce its exposure to currency fluctuations. At March 31, 2011, ESW had no outstanding forward exchange contracts.

INTEREST RATE RISK

ESW invests in highly liquid investments purchased with an original or remaining maturity of three months or less at the date of purchase. These investments are fixed rate investments. Investments in fixed rate interest earning products carry a degree of interest rate risk. Fixed rate securities may have their fair market value adversely impacted due to a rise in interest rates. However due to the limited amount of investment in such securities and their terms restricted to three months or less, ESW does not expect the impact on these investments to be material. At March 31, 2011 and December 31, 2010, ESW had no investments.

The interest payable on one of ESW`s subsidiaries bank loan is based on variable interest rates and therefore affected by changes in market interest rates. The Canadian prime business interest rates have increased over the last year. The average interest rate the Company is paying is 6.5% due to a recent increase in interest rate by its senior lender. Increasing interest rates have negatively impacted interest expense. Due to the short term nature of these loans the impact of changing interest rates is not considered significant at this time.

ESW currently has no variable-rate long-term debt that exposes ESW to interest rate risk. Generally, the fair market value of ESW`s fixed-rate subordinate unsecured promissory notes will increase as interest rates fall and decrease as interest rates rise. At March 31, 2011, ESW had $3 million of subordinate unsecured promissory. At December 31, 2010, ESW had $0 of subordinate unsecured promissory notes.

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

(c) CHANGES IN INTERNAL CONTROLS

Not applicable.

                            PART II OTHER INFORMATION

ITEM 1A. RISK FACTORS.

In evaluating an investment in our common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I,
Item 1 of our Annual Report to the Securities and Exchange Commission for the year ended December 31, 2010, as well as the information contained in this Quarterly Report and our other reports and registration statements filed with the Securities and Exchange Commission. The following risk factors are intended to update and supplement, as applicable, the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2010, to reflect material developments that occurred during the quarter ended March 31, 2011:

IF A QUALIFIED OFFERING AND THE TRANSACTIONS CONTEMPLATED BY THE INVESTMENT AGREEMENT ARE NOT CONSUMMATED OR WE ARE NOT ABLE TO OBTAIN ALTERNATIVE FINANCING, WE MAY NOT HAVE AN IMMEDIATE SOURCE OF FUNDS TO MEET OUR WORKING CAPITAL REQUIREMENTS AND TO SATISFY OUR REPAYMENT OBLIGATIONS UNDER THE BRIDGE LOANS AND THE DEMAND CREDIT AGREEMENT.

We have limited funds and are dependent upon the consummation of a Qualified Offering and the transactions contemplated by the Investment Agreement to fund our working capital needs. If we fail to consummate a Qualified Offering or the transactions contemplated by the Investment Agreement, we may not be able to execute our current business plan and fund business operations long enough to achieve profitability. Our ultimate success is therefore dependent upon our ability to raise additional capital through a Qualified Offering and the transactions contemplated by the Investment Agreement.

Moreover, we are dependent upon the consummation of the Qualified Offering and the transactions contemplated by the Investment Agreement to fulfill our obligations under the Bridge Loans and the Demand Credit Agreement. We have incurred an aggregate of $4.1 million of indebtedness, including estimated accrued interest, under the Bridge Loans, and as of May 16, 2011, we have outstanding indebtedness under the Demand Credit Agreement of $1.3 million. The Bridge Loans mature on the earlier of the consummation of a Qualified Offering and June 17, 2011. The Demand Credit Agreement matures on May 31, 2011, and we are currently working on renewing the facility with our lender and are reviewing options with other lenders. In the absence of deleveraging our balance sheet and restructuring our capital structure (whether as a result of this rights offering and the Investment Agreement or otherwise), we may not have sufficient liquidity to satisfy our obligations under the Demand Credit Agreement and the Bridge Loans and to continue our current operations. In this event, we could face a default and acceleration of our debt and other obligations.

There can be no assurance that the Qualified Offering or the transactions contemplated by the Investment Agreement will be consummated. If we fail to consummate the Qualified Offering and the transactions contemplated by the Investment Agreement, we will be forced to seek alternative sources of capital to support our business operations. Future financings through equity investments are likely to be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, the issuance of warrants or other derivative securities, and the issuance of incentive awards under equity employee incentive plans, which may have additional dilutive effects to existing stockholders. Further, we may incur substantial costs in pursuing future capital and/or financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition and results of operations.

Our ability to obtain needed financing may be impaired by such factors as the condition of the economy and capital markets, both generally and specifically in our industry, and the fact that we are not profitable, which could impact the availability or cost of future financings.

If the amount of capital we are able to raise from financing activities, together with our revenues and cash flows from operations, is not sufficient to satisfy our capital needs, we may be required to cease operations.

OUR AUDITOR HAS EXPRESSED SUBSTANTIAL DOUBT AS TO OUR ABILITY TO CONTINUE AS A GOING CONCERN.

Based on our experience of negative cash flows from operations and our dependency upon future financing, our auditor has expressed substantial doubt as to our ability to continue as a going concern.

We have sustained recurring operating losses. As of December 31, 2010, we had an accumulated deficit of $44.0 million and cash and cash equivalents of $0.1 million and were in violation of certain financial covenants under the Demand Credit Agreement for which a waiver was obtained. As of March 31, 2011, we had an accumulated of $47 million and cash and cash equivalents of $1.0 million. There can be no assurance that we will be successful in achieving sufficient cash flow from operations in the near future and there can be no assurance that we will either achieve or maintain profitability in the future. As a result, there is substantial doubt regarding our ability to continue as a going concern. We will require additional financing to fund our continuing operations. We have sought additional funds through the Bridge Loans, a Qualified Offering and the Investment Agreement. Our ability to continue as a going concern is dependent on obtaining additional financing through the Qualified Offering and the transactions contemplated by the Investment Agreement and achieving and maintaining a profitable level of operations. The outcome of these matters cannot be predicted at this time, and we can provide no assurance that we will be able to raise additional funds.

Even if we are able to raise additional cash or obtain financing through the public or private sale of debt or equity securities, funding from joint-venture or strategic partners, debt financing or short-term loans, the terms of such transactions may be unduly expensive or burdensome to us or disadvantageous to our existing stockholders.

WE MAY NEED ADDITIONAL FINANCING AFTER COMPLETION OF THE CONTEMPLATED QUALIFIED OFFERING, WHICH MAY BE UNAVAILABLE OR COSTLY.

Even if we are successful in consummating the contemplated Qualified Offering and the transactions contemplated by the Investment Agreement, our ability to meet our financial projections and obligations will then depend on our ability to achieve our operating plan.

We may be unable to implement certain elements of our operating plan following completion of the Qualified Offering due to continuing pressures on our operating cash flow. Our ability to achieve and sustain operating profitability will depend on many factors, including actions taken by regulatory bodies relating to the verification and certification of our products, the extent to which our products obtain market acceptance, the timing and size of customer purchases, and customers and distributors concerns about the stability of our business which could cause them to seek alternatives to our products. Our sales are unpredictable in light of the highly competitive environment that is focused on federal and state-level public budgets. If we receive a large order (defined by management as one in which monthly production and deliveries would exceed $2 million), we would need to either, negotiate extremely favorable payment terms providing for at least some advance payment or we will need to obtain either debt or equity financing to allow us to meet our working capital needs. In addition, our business, our future performance and our liquidity will be affected by general industry and market conditions and growth rates and general economic and political conditions, including the global economy and other future events.

Consequently, we may have to raise additional funds, which may be costly, to operate our business and provide other needed capital, and we may be unable to do so on favorable terms or at all. Our actual funding requirements could vary materially from our current estimates. We base our financial projections on assumptions that we believe are reasonable but which contain significant uncertainties that could affect our business, our future performance and our liquidity. If we are unable to access the capital and commercial bank credit markets, obtain additional equity capital, sell assets or otherwise raise additional financing in a timely manner, our financial condition and ability to operate our business will be significantly affected and one possible outcome may be bankruptcy or insolvency.

In addition, our senior management has spent, and will continue to spend, significant time managing these liquidity and other planning issues, which diverts management's attention from operational and other business concerns and could negatively affect our results of operations.

IN THE PAST, WE HAVE FAILED TO MEET CERTAIN COVENANTS INCLUDED IN THE DEMAND CREDIT AGREEMENT. IF WE ARE UNABLE TO RAISE SUFFICIENT FUNDS THROUGH THE CONTEMPLATED QUALIFIED OFFERING, RESTRUCTURE THE DEMAND CREDIT AGREEMENT OR FIND ALTERNATIVE FINANCING, WE WOULD ENCOUNTER DIFFICULTIES IN FUNDING OUR OPERATIONS, WHICH WOULD HAVE A MATERIAL ADVERSE AFFECT ON OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

We have relied upon the Demand Credit Agreement to meet a portion of our working capital requirements. As of May 16, 2011, we had $1.3 million of outstanding indebtedness under the Demand Credit Facility. Borrowings under the facility are limited to a percentage of accounts receivable plus a percentage of inventories (capped at $ 1 million or 50% of the accounts receivable portion) less any prior ranking claims. The Demand Credit Agreement contains covenants regarding our maintenance of an adjusted net worth of $4.0 million and an adjusted current ratio of at least 1.25 to 1. From November 8, 2010 through December 31, 2010, we received waivers of certain financial covenants under the Demand Credit Agreement. Without the waivers, we would not have been in compliance with the covenants. We are dependent upon the Qualified Offering or alternative equity financing to comply with the terms of the Demand Credit Agreement. The credit facility expires on May 31, 2011, and we are currently working on renewing the facility with our lender and are reviewing options with other lenders. We cannot assure you that we ultimately reach an agreement with a bank or that such agreement will be on favorable terms to us. Our ability to restructure or refinance the Demand Credit Agreement depends on the condition of the capital markets and our financial condition. Any refinancing of the Demand Credit Agreement could be at higher interest rates and may require us to comply with different covenants, which could restrict our business operations.

If we are unsuccessful in restructuring the Demand Credit Agreement or in finding a suitable alternative, the lender could accelerate all of our outstanding debt and we would encounter difficulties in funding our operations. As a result, we could be required to dispose of material assets or operations or raise alternative funding through the issuance of debt or equity securities. There is no assurance that we would be able to consummate such dispositions or that we will be able to raise additional cash or obtain financing through the public or private sale of debt or equity securities in terms that are favorable to us or advantageous to our existing shareholders.

If we fail to restructure or otherwise repay our debt, or if we are required to use a significant portion or all of our cash and current assets to repay our debt, our business, financial condition and results of operations would be materially adversely affected.

THERE CAN BE NO GUARANTEE THAT THE TRANSACTIONS CONTEMPLATED BY THE INVESTMENT AGREEMENT WILL BE CONSUMMATED.

The Backstop Commitment is subject to certain conditions. If those conditions are not met, the Bridge Lenders will not be obligated to purchase any shares of our common stock through the Backstop Commitment. Consequently, there can be no guarantee that the transactions contemplated by the Investment Agreement will be consummated and that 66,666,667 shares will be issued in connection with the Qualified Offering.

WE MAY ISSUE MORE SHARES WHICH WOULD RESULT IN SUBSTANTIAL DILUTION.

Our certificate of incorporation authorizes the issuance of a maximum of 250,000,000 shares of common stock. As of May 16, 2011, we have 129,463,767 issued and outstanding shares of common stock. In the future, we may engage in equity financings which may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such financing may be valued on an arbitrary or non-arm's-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our board of directors have the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock are issued in connection with an equity financing, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected. In addition, we may issue additional shares of common stock pursuant to our equity incentive plan, pursuant to which we have reserved up to 5,000,000 shares of common stock for issuance. The issuance of shares under our plan will result in a dilution to our shareholders.

We do not expect to pay dividends on our common stock and investors will only be able to receive cash in respect of their shares of common stock upon the sale of their shares.

We have never paid any cash dividends on our common stock, and we have no intention in the foreseeable future to pay any cash dividends on our common stock. Therefore, an investor in our common stock will obtain an economic benefit from the common stock only after an increase in its trading price and only by selling the common stock.

OUR STOCKHOLDERS HAVE APPROVED A REVERSE STOCK SPLIT AND A REVERSE STOCK SPLIT COULD HAVE CERTAIN ADVERSE EFFECTS.

In September 2010, our stockholders approved an amendment of our articles of incorporation at the discretion of the board of directors to effect a combination of our shares of common stock, or reverse stock split, at a ratio of up to eight shares of common stock converted into one share of common stock with the par value remaining the same. The authorization to permit our board of directors the discretion to effectuate a reverse split will be limited to certain instances where our board of directors in its best judgment determines that a reverse split will be beneficial to us and our shareholders for business opportunities in the future or for potential listings on a new exchange that is intended to provide greater liquidity in shares of our common stock. In the proposed share combination, the par value of our common stock and the amount of authorized stock will not change. All the fractional shares resulting from a combination would be rounded up to the nearest whole share.

A reverse stock split could have certain adverse consequences, including:

      o If the reverse stock split is effected and the market price of our common stock declines, the percentage decline may be greater than would occur in the absence of a reverse stock split.

      o There can be no assurance that the total market capitalization of our common stock (the aggregate value of all our common stock at the then market price) after a reverse stock split is implemented will be equal to or greater than the total market capitalization before a reverse stock split or that the per share market price of our common stock following the implementation of a reverse stock split will increase in proportion to the reduction in the number of shares of our common stock outstanding before a reverse stock split.

      o If the reverse stock split is effected, the resulting per-share stock price may not attract institutional investors or investment funds and may not satisfy the investing guidelines of such investors and, consequently, the trading liquidity of our common stock may not be improved. While the Board of Directors may believe that a higher stock price may help generate investor interest, there can be no assurance that the implementation of a reverse stock split will result in a per-share price that will attract institutional investors or investment funds or that such share price will satisfy the investing guidelines of institutional investors or investment funds. As a result, the trading liquidity of our common stock may not necessarily improve.

      o Since the number of issued and outstanding shares of common stock would decrease as result of the reverse stock split, the number of authorized but unissued shares of common stock may increase on a relative basis. If we issue additional shares of common stock, the ownership interest of our current stockholders would be diluted, possibly substantially.

      o The proportion of unissued authorized shares to issued shares could, under certain circumstances, have an anti-takeover effect. For example, the issuance of a large block of common stock could dilute the stock ownership of a person seeking to effect a change in the composition of the board of directors or contemplating a tender offer or other transaction for the combination of the company with another company.

      o The reverse stock split may result in some stockholders owning "odd lots" of less than 100 shares of common stock. Odd lot shares may be more difficult to sell, and brokerage commissions and other costs of transactions in odd lots are generally somewhat higher than the costs of transactions in "round lots" of even multiples of 100 shares.

ITEM 5. OTHER INFORMATION

CONTRACTS AND AGREEMENTS

On April 19, 2011, the Company's board of directors ratified a Services Agreement ("Agreement") between the Company and Orchard Capital Corporation ("Orchard") which was approved by the Company's Compensation Committee. Under the Agreement, which will be effective as of January 30, 2011, Orchard will provide services that may be mutually agreed to by and between Orchard and the Company including those duties customarily performed by the Chairman of the Board and executive of the Company as well as providing advice and consultation on general corporate matters and other projects as may be assigned by the Company's Board of Directors as needed. Orchard has agreed to appoint Mark Yung, who is also employed by Orchard, as the Company's Executive Chairman to act on Orchard's behalf and provide the services to the Company under the Agreement. Orchard reserves the right to replace Mr. Yung as the provider of services under the Agreement at its sole option. The Agreement may be terminated by either party upon thirty (30) days written notice unless otherwise provided for under the Agreement. Compensation under the agreement is the sum of $300,000 per annum plus reimbursement for out-of-pocket expenses incurred by Orchard. The agreement includes other standard terms including indemnification and limitation liability provisions. Orchard is controlled by Richard Ressler; affiliated entities of Orchard as well as Richard Ressler own shares of the Company.

COMPENSATION

On April 19, 2011, the Company's board of directors ratified a modification of the board compensation structure as approved by the Company's Compensation Committee. As a part of the modified compensation policy the board of directors ratified and approved a reduction and change in the composition in the fees paid to the chairpersons of the various board committees and other board members, as well as an amendment to the Company's 2010 Stock Incentive Plan (the "Plan") so as to permit the issuance of restricted shares of the Company's Common Stock to directors in addition to executive officers and employees as previously provided for under the Plan. The amendment to the Plan permits for board fees to be paid in the form of the Company's restricted common stock for all non-executive board members, with a cash component for the chairpersons of the various board committees. Previously, the board fee policy consisted of cash and options for all board members.

Previously, the board fee policy consisted of cash of $2,500 per month and an additional $1,000 per month for audit committee chairperson and additional $2,000 per month for Chairman of the board in addition to certain options.

The revised board compensation structure is as follows:

      o Chairperson for the Company's Audit and Compensation Committees each receive cash compensation of two thousand five hundred ($2,500) dollars per month effective April 1, 2011 as well as 200,000 shares of the Company's restricted common stock annually (prorated for the current fiscal year so that said amount would be 150,000 shares) under the Company's 2010 Incentive Stock Option Plan (the "Plan").

      o For outside directors who do not serve as a Chairperson of the Company's Audit or Compensation Committee, there would be no cash compensation for previously accrued Board fees through March 31, 2011, said fees would be converted into shares of the Company's restricted common stock issued under the Plan in addition, the outside directors not serving as Chairpersons of either the Audit or Compensation Committees would receive the Company's restricted common stock in the amount of 200,000 shares annually (prorated for the current fiscal year so that said amount would be 150,000 shares) under the Plan.

      o For inside Board members and the Company's current Executive Chairman, there would be no cash compensation for previously accrued Board fees through February 28, 2011, said fees would be converted into shares of the Company's restricted common stock issued under the Plan if permitted under the Plan,

UNSECURED SUBORDINATED PROMISSORY NOTES

On May 3, 2011, the Company entered into certain note subscription agreements and issued unsecured subordinated promissory notes ( collectively the "Loan Agreements") with Orchard Investments, LLC ("Orchard"); Black Family 1997 Trust; Leon D. Black, UAD 11/30/92 FBO Alexander Black; Leon D. Black, UAD 11/30/92 FBO Benjamin Black; Leon D. Black, UAD 11/30/92 FBO Joshua Black; Leon D. Black, UAD 11/30/92 FBO Victoria Black; Leon D. Black; John J. Hannan and Richard Ressler ("Ressler")(each individually a "Subordinated Lender" or "Holder" and collectively the "Subordinated Lenders" or "Holders") who are current shareholders and subordinated lenders under prior loan agreements in the aggregate amount of $3 million with the Company entered into February 17, 2011 and may be deemed affiliates of the Company. The Loan Agreements were approved by the Company's independent directors. Pursuant to the Loan Agreements, the Subordinated Lenders agreed to make, and made, loans to the Company in the principal aggregate amount of $1 million (the "Loan"), subject to the terms and conditions set forth in the Loan Agreements and represented by unsecured subordinated convertible promissory notes (the "Notes"), effective as of April 27, 2011.

Proceeds of the Loan, along with available cash, will be used by the Company to fund working capital.

The Loan bears interest at a rate of 10% per annum, payable in-kind on a monthly basis commencing May 27, 2011, up to the date on which the Notes have been paid in full. The maturity date of the Loan is the earlier of: (i) the consummation of a rights offering of the Company's Common Stock, par value $.001 (the "Common Stock") registered under the Securities Act of 1933, as Amended (the "Act"), at a sale price of $0.12 per share (as adjusted for any stock split, stock dividend or other similar adjustment) pursuant to a rights offering targeted at $8 million by the Company that raises at least an incremental $2.5 million of cash for the Company and also permits all Subordinated Lenders to exchange their Notes (and the other notes paid in-kind for the payment of interest under the Notes) for shares of Common Stock at such price (with such offering referred to as the "Qualified Offering") or (ii) June 14, 2011 (the "Outside Date"). The Qualified Offering has also been approved by the independent directors of the Company. There can be no assurance, however, that the Company will successfully complete the Qualified Offering on or prior to the Outside Date or thereafter.

In the event the Qualified Offering does not take place on or before the Outside Date, then the Subordinated Lenders at their sole option, may require the Company to refrain from making any and all payments on any of the outstanding principal and accrued interest outstanding under the Notes, however the Company will not be prohibited from paying any accrued interest in-kind through the issuance of substantially similar Notes, at any time. The Holders of the Note at their sole option may extend the Outside Date.

In the event the Qualified Offering closes on or prior to the Outside Date and for any reason Ressler or Orchard as Holders collectively shall have failed to have invested at least $1 million in the Qualified Offering or pursuant to the Investment Agreement, and Ressler or Orchard wish to invest the balance of such $1 million aggregate amount to purchase Common Stock at a price of $0.12 per share (as adjusted for any stock split, stock dividend or other similar adjustment), then the Company will be required to offer Ressler or Orchard the immediate right to invest the balance of such investment amount to purchase additional shares of Common Stock at such price, so that in the aggregate, Ressler and Orchard shall have collectively invested such $1 million amount.

Concurrent with entering into the Loan Agreements and issuance of the Notes, the commercial lender of the Company and its subsidiaries; the Company and its subsidiaries; and the Subordinated Lenders entered into an Amendment to the Postponement and Subordination Agreement (the "Subordination Agreement") whereby the Subordinated Lenders agreed that the Notes as issued, in addition to the notes issued on February 17, 2011 by the Company to the Subordinated Lenders, would be subordinate to the obligations of the Company and its subsidiaries under the Credit Agreement with the Company's commercial lender.

INVESTMENT AGREEMENT

Effective May 10, 2011, the Company entered into an Investment Agreement (the "Investment Agreement") with Orchard Investments, LLC ("Orchard"); Black Family 1997 Trust; Leon D. Black, UAD 11/30/92 FBO Alexander Black; Leon D. Black, UAD 11/30/92 FBO Benjamin Black; Leon D. Black, UAD 11/30/92 FBO Joshua Black; Leon
D. Black, UAD 11/30/92 FBO Victoria Black; Leon D. Black; John J. Hannan and Richard Ressler ("Ressler") (each individually a "Bridge Lender" and collectively the "Bridge Lenders"), who are current shareholders and subordinated lenders under unsecured promissory notes in the aggregate amount of $4.0 million with the Company effective February 17, 2011 and April 27, 2011 (the "Notes").

Pursuant to the Investment Agreement, the Bridge Lenders have agreed to provide a backstop commitment to the Qualified Offering and have agreed to collectively backstop the Qualified Offering by purchasing from the Company at a subscription price of $0.12 per share of Common Stock any shares not purchased by the Company's shareholders of record who are entitled to participate in the rights offering (after giving effect to any oversubscriptions) up to 29,166,667 shares of Common Stock for a total purchase price of $3.5 million (the "Backstop Commitment"). In addition to their rights to purchase shares pursuant to the Qualified Offering and the Backstop Commitment, the Bridge Lenders have the option, in their sole discretion, to purchase from the Company, at the subscription price, any other shares not purchased by the Company's stockholders through the Qualified Offering (the "Purchase Option"). If, after giving effect to the Qualified Offering, the Backstop Commitment and the Purchase Option, any of the Bridge Lenders shall have been unable to exchange any portion of his or its Notes, the Company will also offer each Bridge Lender the right to purchase additional shares of Common Stock at the subscription price (payable through the exchange of Bridge Loans for Common Stock) such that each Bridge Lender shall have exchanged all of his or its notes for shares of Common Stock (the "Additional Subscription Offer"). In addition, if Ressler and Orchard collectively acquire less than $1.0 million worth of shares of Common Stock as part of the Qualified Offering, the Backstop Commitment, the Purchase Option and the Additional Subscription Offer, the Company has agreed to offer to Ressler and Orchard an additional number of shares of Common Stock equal to the shortfall amount at the subscription price.

The transactions with the Bridge Lenders under the Investment Agreement are being made in reliance on an exemption from the registration requirements of the Act, and any shares issued pursuant to the Investment Agreement will not be covered by a registration statement filed pursuant to the Act.

The closing of the Investment Agreement is subject to satisfaction or waiver of customary conditions, including compliance with covenants and the accuracy of representations and warranties provided in the Investment Agreement, consummation of the Qualified Offering and the receipt of all requisite approvals and authorizations under applicable law. In addition, a condition to the closing the Investment Agreement provides that the Company will enter into a registration rights agreement with the Bridge Lenders to provide certain customary registration rights, which include demand and "piggyback" registration rights under the Act with respect to the shares of Common Stock purchased under the Investment Agreement and any other securities owned by the Bridge Lenders.

The Investment Agreement may be terminated at any time prior to the closing of the Backstop Commitment and the Additional Subscription Rights, if any: (1) by mutual written agreement of the Bridge Lenders and the Company; (2) by either party, in the event the rights offering does not close; and (3) by either party, if any governmental entity shall have taken action prohibiting any of the contemplated transactions.

The Company has agreed to indemnify the Bridge Lenders and their affiliates and each of their respective officers, directors, partners, employees, agents and representatives for losses arising out of (1) the Company's breach of any representation or warranty set forth in the Investment Agreement, (2) the Qualified Offering, or (3) claims, suits or proceedings challenging the authorization, execution, delivery, performance or termination of the Qualified Offering, the Investment Agreement, or any of the transactions contemplated thereby (other than any such losses attributable to the acts, errors or omissions on the part of the Bridge Lenders in violation of the Investment agreement).

ITEM 6. EXHIBITS

EXHIBITS:

10.1 Form of Services Agreement by and between the Company and Orchard Capital Corporation dated as of January 30, 2011.

10.2 Environmental Solutions Worldwide amended 2010 stock incentive plan as of April 19, 2011.

31.1 Certification of Executive Chairman and Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.

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

DATED: May 16th, 2011
Concord, Ontario Canada

                     ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.


                                                   BY: /S/ MARK YUNG
                                                       -------------------------
                                                       MARK YUNG
                                                       EXECUTIVE CHAIRMAN


                                                       /S/ PRAVEEN NAIR
                                                       -------------------------
                                                       PRAVEEN NAIR
                                                       CHIEF FINANCIAL OFFICER