Form 10-Q
period 2011-06-30
ENVIRONMENTAL SOLUTIONS WORLDWIDE INC
filed 2011-08-22
CIK 1082278

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

for the quarterly period ended – June 30, 2011.

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 000-30392

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.

(Exact name of Company as specified in its charter)

Florida	13-4172059
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

There were 218,633,779 shares of the registrant's Common Stock outstanding as of August 22, 2011

PART I. FINANCIAL INFORMATION

		PAGE #
Item 1.	Financial Statements.

	Consolidated Condensed Balance Sheets as of	F2
	June 30, 2011 (unaudited) and December 31, 2010

	Consolidated Condensed Statements of Operations and	F3
	Comprehensive Income / (Loss) for the Six and Three Month Periods
	Ended June 30, 2011 and 2010 (unaudited)

	Consolidated Condensed Statement of Changes in Stockholders'	F4
	Equity and Comprehensive Income for the Six Month
	Period Ended June 30, 2011 (unaudited)

	Consolidated Condensed Statements of Cash Flows	F5
	for the Six Month Period Ended June 30, 2011 and 2010
	(unaudited)

	Notes to Consolidated Condensed Financial Statements	F6-F26
	(unaudited)

Item 2.	Management's Discussion And Analysis Of Financial Condition
	And Results Of Operations	2

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	16

Item 4.	Controls And Procedures	17

PART II.	OTHER INFORMATION

Item 1A.	RISK FACTORS	18

Item 5.	OTHER INFORMATION.	18

Item 6.	EXHIBITS.	19

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	(UNAUDITED)
	JUNE 30,	DECEMBER 31,
	2011	2010
ASSETS

Current Assets
Cash and cash equivalents (Note 4)	$ 759,003	$ 13,328
Subscription receivable (Note 12)	3,857,180	--
Accounts receivable, net of allowance
for doubtful accounts of $0 (2010 - $70,028) (Note 2)	1,202,046	2,279,149
Inventory, net of reserve of $0 (2010 - $0) (Note 5)	3,494,465	4,414,518
Prepaid expenses and sundry assets	465,042	261,176

Total current assets	9,777,736	6,968,171

Property, plant and equipment under construction (Note 6)	98,413	185,542

Property, plant and equipment, net of accumulated	1,346,457	1,931,373
depreciation of $6,270,548 (2010 - $5,765,164)
and loss on impairment of property, plant and equipment
of $311,304 (2010 - $0) (Note 6)

Internal use software under development (Note 2)	130,282	126,340

Patents and trademarks, net of accumulated
amortization of $2,131,423	--	16,145
(2010 - $2,115,091) (Note 2)

	$ 11,352,888	$ 9,227,571

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Bank loan (Note 8)	$ 1,626,159	$ 3,424,889
Accounts payable	2,322,183	2,495,070
Accrued liabilities (Note 15)	618,041	512,964
Exchange feature liability (Notes 10 and 12)	--	2,133,862
Customer deposits	3,794	29,322
Redeemable class A special shares (Note 9)	453,900	453,900
Current portion of capital lease obligation (Note 15)	1,289	3,552

Total current liabilities	5,025,366	9,053,559

Long-term Liabilities

Capital lease obligation (Note 15)	1,339	1,490

Total liabilities	5,026,705	9,055,049

Commitments and Contingencies (Note 15)

Stockholders' Equity (Notes 12 and 13)
Common stock, $0.001 par value, 250,000,000 (2010 - 250,000,000)
shares authorized; 129,463,767 shares
issued and outstanding (2010 - 129,463,767)	129,463	129,463
Subscription of common stock (Note 12)	12,994,119	--
Additional paid-in capital	43,623,912	43,567,531
Accumulated other comprehensive income	572,506	446,549
Accumulated deficit	(50,993,817)	(43,971,021)

Total stockholders' equity	6,326,183	172,522

	$ 11,352,888	$ 9,227,571

The accompanying notes are an integral part of these consolidated condensed financial statements

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME / (LOSS)
FOR THE SIX AND THREE MONTHS PERIODS ENDED JUNE 30,
(UNAUDITED)

	SIX MONTH PERIOD ENDED JUNE 30,		THREE MONTH PERIOD ENDED JUNE 30,
	2011	2010	2011	2010
Revenue
Net sales	$ 5,100,585	$ 5,847,726	$ 3,054,847	$ 3,599,130

Cost of sales	4,584,734	3,775,428	2,492,652	2,264,938

Gross profit	515,851	2,072,298	562,195	1,334,192

Operating expenses
Marketing, office and general costs	2,007,565	2,194,664	1,003,506	1,198,862
Restructuring charges (Note 15)	523,274	--	4,465	--
Research and development costs	333,897	284,300	150,272	158,986
Officers' compensation and directors' fees	406,986	476,404	195,342	278,047
Consulting and professional fees	147,456	145,100	72,661	39,125
Foreign exchange loss	84,719	49,194	24,594	(7,029)
Depreciation and amortization	214,505	490,408	94,155	227,563
Loss on impairment of property plant and equipment (Note 6)	311,304	--	311,304	--

	4,029,706	3,640,070	1,856,299	1,895,554

Loss from operations	(3,513,855)	(1,567,772)	(1,294,104)	(561,362)

Interest on long-term debt	--	(183,858)	--	--
Amortization of deferred costs	--	(117,131)	--	--
Long-term debt accretion	--	(768,981)	--	--
Inducement premium	--	(2,909,872)	--	--
Mark to market adjustment on advance share subscription	--	722,039	--	722,039
Change in fair value of exchange feature liability	(578,739)	--	--	--
Interest on notes payable to related party	(126,850)	(11,342)	(92,329)	(8,791)
Interest accretion expense	(3,506,074)	--	(2,456,074)	--
Financing charge on embedded derivative liability (Note 7)	(485,101)		--
Gain on convertible derivative	1,336,445	--	--	--
Bank fees related to credit facility covenant waivers (Note 8)	(154,205)	--	(47,693)	--
Gain on disposal of property and equipment	5,583	(8,791)	2,033	--
Interest income	--	216	--	181

Net (loss) / income	(7,022,796)	(4,845,492)	(3,888,167)	152,067

Other comprehensive income:
Foreign currency translation of Canadian subsidiaries	125,957	(38,183)	53,693	(142,048)

Net comprehensive (loss) / income	$ (6,896,839)	$ (4,883,675)	$ (3,834,474)	$ 10,019

Net loss per share (basic and diluted) (Note16)	$ (0.05)	$ (0.05)	$ (0.03)	$ 0.00

Weighted average number of shares outstanding (basic and diluted) (Note16)	129,463,767	100,768,029	129,463,767	123,588,099

The accompanying notes are an integral part of these consolidated condensed financial statements

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2011
(UNAUDITED)

					Accumulated
	Common Stock		Additional	Subscribed	Other Comprehensive	Accumulated
	Shares	Amount	Paid-In Capital	Common Stock	Income	Deficit	Total

Balance, January 1, 2011	129,463,767	$ 129,463	$ 43,567,531	$ --	$ 446,549	$ (43,971,021)	$ 172,522

Net loss	--	--	--	--	--	(7,022,796)	(7,022,796)

Stock-based compensation	--	--	56,381	--	--	--	56,381

Foreign currency translation of Canadian subsidiaries	--	--	--	--	125,957	--	125,957

Shares to be issued for prior transactions (Note 12)	--	--	--	5,367,330	--	--	5,367,330

Subscription of common stock (Note 12)	--	--	--	8,000,404	--	--	8,000,404

Right offering costs (Note 12)	--	--	--	(373,615)	--	--	(373,615)

Balance, June 30, 2011	129,463,767	$ 129,463	$43,623,912	$ 12,994,119	$ 572,506	$ (50,993,817)	$ 6,326,183

The accompanying notes are an integral part of these consolidated condensed financial statements

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIOD ENDED JUNE 30,
(UNAUDITED)

	2011	2010

Net loss	$ (7,022,796)	$ (4,845,492)

Adjustments to reconcile net loss to net cash
used in operating activities:
Interest accretion expense	3,506,074	--
Change in fair value of exchange feature liability	578,739	--
Financing charge on embedded derivative liability (Note 7)	485,101	--
Loss on disposal of inventory	507,032	--
Depreciation of property, plant and equipment	420,182	561,998
Loss on impairment of property plant and equipment (Note 6)	307,358	--
Interest on notes payable to related party	126,850	11,342
Stock-based compensation	56,381	31,063
Amortization of patents and trademarks	16,145	106,679
Inducement premium	--	2,909,872
Mark to market adjustment on advance share subscription	--	(722,039)
Long-term debt accretion	--	768,981
Interest on long-term debt	--	183,858
Amortization of deferred costs	--	36,506
Provision for doubtful accounts	--	11,757
Gain on disposal of property, plant and equipment	(5,583)	11,747
Gain on convertible derivative	(1,336,445)	--

	4,661,834	3,911,764

Increase (decrease) in cash flows from operating
activities resulting from changes in:
Accounts receivable	1,226,620	(1,876,004)
Inventory	534,467	(1,639,997)
Prepaid expenses and sundry assets	(286,292)	(57,094)
Accounts payable and accrued liabilities	(37,034)	665,772
Customer deposits	(25,528)	9,097

	1,412,233	(2,898,226)

Net cash used in operating activities	(948,729)	(3,831,954)

Investing activities:
Proceeds from sale of property and equipment	5,419	701
Acquisition of property, plant and equipment	(33,963)	(105,414)
Reduction in property, plant and equipment under construction	--	(68,943)

Net cash used in investing activities	(28,544)	(173,656)

Financing activities:
Proceeds from convertible debentures placement	--	3,000,000
Bank Loan	--	1,665,667
Repayment of bank loan	(1,891,079)	(720,510)
Rights offering costs	(373,615)	--
Notes payable to related party	4,000,000	--
Repayment of notes payable to related party	--	(500,000)
Repayment of capital lease obligation	(2,539)	(12,138)

Net cash provided by financing activities	1,732,767	3,433,019

Net change in cash and equivalents	755,494	(572,591)

Foreign exchange (gain) loss on foreign operations	(9,819)	59,679

Cash and cash equivalents, beginning of period	13,328	632,604

Cash and cash equivalents, end of period	$ 759,003	$ 119,692

Supplemental disclosures:

Cash interest received	$ --	$ 216
Cash interest paid	$ --	$ 12,290
Other non-cash conversion of loans and related interest	$ 4,126,850	$ 14,780,243
Reclassification of convertible derivative and exchange
liabilities to equity	$ 4,861,256	$ --
Subscription receivable	$ 3,857,180	$ --
Conversion of accrued expenses to equity	$ 16,374	$ --

The accompanying notes are an integral part of these consolidated condensed financial statements

NOTE 1 - NATURE OF BUSINESS AND BASIS OF PRESENTATION

Environmental Solutions Worldwide, Inc. (the "Company" or "ESW") through its wholly owned subsidiaries is engaged in the design, development, manufacturing and sales of emissions technologies and emissions testing and environmental certification services with its primary focus on the North American on-road and off-road diesel retrofit market. ESW currently manufactures and markets a line of catalytic emission control and enabling technologies for a number of applications.

The unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"), which contemplates continuation of the Company as a going concern.

The Company has sustained recurring operating losses. As of June 30, 2011, the Company had an accumulated deficit of $50,993,817 and cash and cash equivalents of $759,003. In addition, the Company has $3,857,180 of subscription receivable related to the close of the Company’s rights offering and related agreements, including the, Investment Agreement and Backstop Commitment as per our 8-K disclosures on July 15, 2011. During the six month period ended June 30, 2011 there were significant changes made to ESW’s business. These changes in operations, the planned relocation of the Company’s operations, (see Note 18), and the prevailing economic conditions all create uncertainty in the operating results and accordingly there is no assurance that the Company will be successful in generating sufficient cash flow from operations or achieving profitability in the near future. As a result, there is substantial doubt regarding the Company's ability to continue as a going concern. The Company may require additional financing to fund its continuing operations. The Company's ability to continue as a going concern is dependent on achieving and maintaining a profitable level of operations.

On February 17, 2011, the Company raised $3 million through the issuance of unsecured subordinated promissory notes (the “Notes") to certain of its current shareholders, including deemed affiliates of certain members of the board of directors of the Company. Proceeds from the Notes funded working capital, capital investments and other general corporate purposes. On May 3, 2011, the Company raised an additional $1 million through the issuance of unsecured subordinated promissory notes (the "Bridge Loan Notes") to certain of its current shareholders, including deemed affiliates of certain members of the board of directors of the Company. Proceeds from the Bridge Loan Notes, along with available cash, were used to fund the Company's additional working capital needs related to increased summer sales.

Effective May 10, 2011, the Company entered into an Investment Agreement with certain of its current shareholders and subordinated lenders under unsecured promissory notes (the “Bridge Lenders") for an aggregate amount of $4.0 million. As per the Investment Agreement, the Bridge Lenders agreed to provide a backstop commitment (the "Backstop Commitment") to a rights offering targeted by the Company to raise up to $8 million (the “Qualified Offering"). Under the Backstop Commitment, the Bridge Lenders agreed to purchase any shares offered in the Qualified Offering that were not purchased by the Company's shareholders of record, after giving effect to any oversubscriptions.

Effective June 30, 2011 the Company completed its rights offering. The Company's shareholders subscribed to 38,955,629 shares including over subscriptions. Under the Qualified Offering shareholders subscribed to $4.7 million, which was subscribed for via cash ( $1.9 million), and the exchange of principal and accrued interest on the Notes and the Bridge Loan Notes (approximately $2.8 million). Under the Backstop Commitment, the Bridge Lenders purchased 27,714,385 shares of Common Stock at price of $0.12 per share for approximately $3.3 million, of which $2.0 million was paid in cash and $1.3 million was paid for through the exchange of the balance of principal and accrued interest due on the Notes and the Bridge Loan Notes. As a result of these transactions, the Company satisfied its obligations with the Bridge Lenders and effectively cancelled the Notes and the Bridge Loan Notes effective June 30, 2011.

These unaudited consolidated condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. All adjustments considered necessary for fair presentation and of a normal recurring nature have been included in these consolidated condensed financial statements. Revenues and operating results for the six month period ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries, ESW America Inc. ("ESWA"), ESW Technologies Inc. ("ESWT"), ESW Canada Inc. ("ESWC") and BBL Technologies Inc. ("BBL"). All inter-company transactions and balances have been eliminated on consolidation. Amounts in the consolidated condensed financial statements are expressed in US dollars.

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

CONCENTRATIONS OF CREDIT RISK

The Company's cash balances are maintained in various banks in Canada and the United States. Deposits held in banks in the United States are insured up to $250,000 per depositor for each bank by the Federal Deposit Insurance Corporation. Deposits held in banks in Canada are insured up to $100,000 Canadian per depositor for each bank by The Canada Deposit Insurance Corporation, a federal Crown corporation. Actual balances at times may exceed these limits.

Accounts Receivable and Concentrations of Credit Risk: The Company performs on-going credit evaluations of its customers' financial condition and generally does not require collateral from its customers. The Company also manages its credit risk by insuring certain of its accounts receivable. Three of its customers accounted for 39%, 16%, and 12%, respectively, of the Company's revenue during the six month period ended June 30, 2011 and 28%, 18%, and 15%, respectively, of its accounts receivable as of June 30, 2011.

Three of the Company's customers accounted for 20.3%, 17.4%, and 14.1%, respectively of the Company's revenue during the six month period ended June 30, 2010 and 33.6%, 33.6%, and 5.4%, respectively of its accounts receivable as at June 30, 2010.

As at June 30, 2011, the Company believes that there are no uncollectible accounts and accordingly has not provided an allowance.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is estimated and recorded based on management's assessment of the credit history with the customer and current relationships with them. On this basis management has determined that an allowance for doubtful accounts of $0 and $70,028 was appropriate as of June 30, 2011 and December 31, 2010, respectively.

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, generally 5 to 7 years. Maintenance and repairs are charged to operations as incurred. Significant renewals and betterments are capitalized. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated discounted cash flow used in determining the fair value of the asset. Due to changes in circumstances related to its on-going restructuring plan, ESW conducted a test for impairment as of June 30, 2011 and recognized an impairment loss (see Note 6 for details).

INTERNAL-USE SOFTWARE

ESW capitalizes costs related to computer software obtained or developed for internal use. Software obtained for internal use is enterprise-level business and finance software that ESW is customizing to meet specific operational needs. Costs incurred in the development phase are capitalized and amortized over the useful life of the internal use software, which is generally from three to five years. Capitalized internal-use software development costs for a project which is not yet complete is included as Internal-use Software under Development in the consolidated condensed balance sheet. Capitalization of such costs ceases at the point at which the project is substantially complete and ready for its intended purpose. Costs capitalized as of June 30, 2011 and December 31, 2010 was $130,282 and $126,340, respectively.

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

Patents and trademarks are being amortized on a straight-line basis over their estimated life of ten years. Amortization expense for the six month periods ended June 30, 2011 and 2010 was $16,145 and $106,679 respectively. At June 30, 2011, Patents and trademarks were fully written down and have $0 carrying value.

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

The carrying amounts of cash and cash equivalents, accounts receivable, subscriptions receivable, accounts payable, accrued liabilities, bank loan, redeemable Class A special shares and capital lease obligation approximate fair value because of the short-term nature of these items. Per ASC Topic 820 framework these are considered Level 2 inputs where inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Interest rate risk is the risk that the value of a financial instrument might be adversely affected by a change in the interest rates. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposure through its normal operating and financing activities.

REVENUE RECOGNITION

The Company derives revenue primarily from the sale of its catalytic products. In accordance with ASC Topic 605, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the amount is fixed or determinable, risk of ownership has passed to the customer and collection is reasonably assured.

The Company also derives revenue (less than 3.5% and 1.0% of total revenue during the six months periods ended June 30, 2011 and 2010.) from providing air testing and environmental certification services. Revenues are recognized upon delivery of testing services when persuasive evidence of an arrangement exists and collection of the related receivable is reasonably assured.

RESEARCH AND DEVELOPMENT

The Company is engaged in research and development work. Research and development costs are charged as operating expense of the Company as incurred. Any grant money received for research and development work is used to offset these expenditures. For the six month periods ended June 30, 2011 and 2010, the Company expensed $333,897 and $284,300 net of grant revenues, respectively, towards research and development costs. For the six month periods ended June 30, 2011 and 2010, gross research and development expense, excluding any offsetting grant revenues amounted to $612,609 and $410,622 respectively, and grant money amounted to $278,712 and $126,322, respectively.

PRODUCT WARRANTIES

The Company provides for estimated warranty costs at the time of sale and accrues for specific items at the time their existence is known and the amounts are determinable. The Company estimates warranty costs using standard quantitative measures based on industry warranty claim experience and evaluation of specific customer warranty issues. The Company currently records warranty costs as 2% of revenue. As of June 30, 2011 and December 31, 2010, $121,335 and $102,793, respectively, was accrued against warranty provision and included in accrued liabilities. For the six month periods ended June 30, 2011 and 2010, the total warranty, service, service travel and installation costs included in cost of sales was $93,733 and $120,942, respectively.

SEGMENTED REPORTING

ASC Topic 280 changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers.

The Company also derives revenue (less than 3.5% and 1.0% of total revenue during the six months periods ended June 30, 2011 and 2010, respectively) from providing air testing and environmental certification services. For six month periods ended June 30, 2011 and 2010, all revenues were generated from the United States. During the six month periods ended June 30, 2011 and 2010, expenses incurred in the United States were cost of sales of $110,336 and $96,491, officers' compensation and directors fees of $56,642 and $58,278, marketing, office and general costs of $467,131 and $476,134, consulting and professional fees of $16,508 and $20,841, depreciation and amortization of $160,171 and $182,536 and research and development of $104,274 and $(18,327) (net of grant funding) respectively.

As of the June 30, 2011 and December 31, 2010, $980,307 and $1,182,263, respectively, of property, plant and equipment, net of accumulated depreciation, is located at the air testing facility in Pennsylvania and all remaining long lived assets are located in Concord, Ontario.

NOTE 3 - RECENTLY ISSUED ACCOUNTING STANDARDS

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

 In June 2011, the FASB issued ASU 2011-5 – “Comprehensive Income – Presentation of Comprehensive Income”.  This statement removed the presentation of comprehensive income in the statement of changes in stockholders’ equity.  The only two allowable presentations are below the components of net income in a statement of comprehensive income or in a separate statement of comprehensive income that begins with total net income.  The guidance is effective for interim or annual reporting periods beginning after December 15, 2011.  The Company does not expect the adoption of this guidance to have a material impact on the Company’s results of operations or financial position.

In May 2011, an update was made by the Financial Accounting Standards Board (“FASB”) to achieve common fair value measurement and disclosure requirements in U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards (“IFRS”).  It provides amendments to the definition of fair value and the market participant concept, grants an exception for the measurement of financial instruments held in a portfolio with certain offsetting risks, and modifies most disclosures.  The changes in disclosures include, for all Level 3 fair value measurements, quantitative information about significant unobservable inputs used and a description of the valuation processes in place.  The new guidance also requires disclosure of the highest and best use of a nonfinancial asset.  This standard will be effective prospectively during interim and for annual periods beginning after December 15, 2011.  Early application by public entities is not permitted.  The adoption is not expected to have a significant impact on the Company’s consolidated condensed financial statements.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

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

NOTE 4 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and highly liquid investments purchased with an original or remaining maturity of 90 days or less at the date of purchase. At June 30, 2011 and December 31, 2010, all of the Company's cash and cash equivalents consisted of cash.

NOTE 5 - INVENTORY

Inventory consists of:

	JUNE 30,	DECEMBER 31,
INVENTORY	2011	2010
Raw materials	$1,128,707	$1,669,481
Work-in-process	2,225,272	2,737,545
Finished goods	140,486	7,492
TOTAL	$3,494,465	$4,414,518

The Company recorded inventory write downs amounting to $508,731 and $0 for the six month periods ended June 30, 2011 and 2010, respectively, related to certain inventory that was sold at an amount lower than cost to recover cash.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	JUNE 30,	DECEMBER 31,
CLASSIFICATION	2011	2010
Plant, machinery and equipment	$ 5,988,267	$ 5,790,507
Office equipment	395,724	384,902
Furniture and fixtures	468,674	461,817
Vehicles	25,938	18,288
Leasehold improvements	1,049,706	1,041,023
	7,928,309	7,696,537

Less: accumulated depreciation	(6,270,548)	(5,765,164)
Less: impairment loss	(311,304)	--
	$ 1,346,457	$ 1,931,373

	JUNE 30,
Depreciation Expense	2011	2010
Depreciation expense included in cost of sales	$ 163,544	$ 110,492
Depreciation expense included in operating expenses	198,360	383,730
Depreciation expense included in research and development costs	58,191	65,235
Total depreciation expense	$ 420,096	$ 559,457

At June 30, 2011 and December 31, 2010, the Company had $98,413 and $185,542, respectively, of customized equipment under construction.

The plant, machinery and equipment above include $39,549 and $37,939 in assets under capital lease with a corresponding accumulated depreciation of $32,300 and $25,723 as of June 30, 2011 and December 31, 2010, respectively.

As a result of the decision to relocate ESW’s manufacturing operations (see Note 18), the Company determined an impairment loss of $311,304 on property, plant and equipment of ESW Canada for the six months ended June 30, 2011. The estimated recovery from the sale of plant and machinery and office equipment is expected to be immaterial and, accordingly, the Company determined that the carrying value of these assets exceeded the sum of undiscounted cash flows from their use and eventual disposition. Due to uncertainties in both timing and amount of these cash flows, the Company utilized an expected present value technique to estimate the fair value. Based on this valuation, the Company assessed a value of $0 to these assets and recorded an impairment loss equal to the full amount of their carrying value.

The details of impairment loss recognized are as follows:

Asset grouping	Impairment loss recognized
Plant and Machinery	$ 180,993
Office equipment	36,983
Leasehold improvements	93,328
Total	$ 311,304

NOTE 7 - NOTES PAYABLE TO RELATED PARTIES

On February 17, 2011, the Company entered into note subscription agreements (collectively, the "Loan Agreements"), and issued unsecured subordinated promissory notes to, Orchard Investments, LLC; Black Family 1997 Trust; Leon D. Black Trust UAD 11/30/92 FBO Alexander Black; Leon D. Black Trust UAD 11/30/92 FBO Benjamin Black; Leon D. Black Trust UAD 11/30/92 FBO Joshua Black; Leon D. Black Trust UAD 11/30/92 FBO Victoria Black; Leon D. Black; John J. Hannan and Richard Ressler (each individually a "Subordinated Lender" or "Holder" and collectively the "Subordinated Lenders" or "Holders") who are current shareholders and deemed affiliates of certain members of the board of directors of the Company. The Loan Agreements were approved by the independent directors of the Company.

As per the Loan Agreements, the Subordinated Lenders made loans to the Company in the principal aggregate amount of $3 million, represented by unsecured subordinated promissory notes (the "Notes"), dated February 17, 2011. Proceeds of the Loan, along with available cash funded working capital, capital investments and other general corporate expenditures. The Notes bore interest at a rate of 10% per annum, payable in-kind on a monthly basis commencing March 17, 2011, up to the date on which the Notes has been paid in full. The maturity date of the Loan was the earlier of: (i) the closing of a rights offering of the Company's common stock, par value $.001 per share, at a sale price of $0.12 per share (adjusted for any stock split, stock dividend or other similar adjustment) pursuant to which the Company planned to offer rights to purchase approximately $8 million in shares of Common Stock (the "Qualified Offering"), and also permitted all Subordinated Lenders to exchange their Notes, accrued interest (and any notes that may be issued for payment of interest) for shares of Common Stock at $0.12 per share or (ii) June 17, 2011 (the "Outside Date").

The terms of the Loan Agreements were analyzed in accordance with ASC 815 Derivatives and Hedging. The Loan Agreements allowed for the price for Notes exchanged for Common Stock to be adjusted in certain circumstances. The potential adjustment in the exchange price precludes the Company from being qualified for the exemption from being considered to be a derivative instrument. As such, the option of the Holders to exchange Notes for Common Stock and the option of the Qualified Holders to invest the balance of $1 million aggregate amount to purchase Common Stock were determined to be derivatives embedded in the Notes. These embedded derivatives are bundled together as a single, compound embedded derivative and recorded and valued as a liability at the time of issuance on February 17, 2011 and on March 31, 2011.

The fair values of the embedded derivatives issued under the Loan Agreements on February 17, 2011 and March 31, 2011 were determined to be $3,485,101 and $2,148,656, respectively with the following assumptions: (1) risk free interest rate of 0.15% and 0.17%, (2) remaining contractual life of 4 and 2.5 months, (3) expected stock price volatility of 194% and 201%, and (4) expected dividend yield of zero. Since the fair values of the embedded derivatives were in excess of the proceeds, the Company recorded an immediate expense of $485,101 in the condensed consolidated statement of operations as a financing charge on embedded derivative liability. The embedded derivatives liability was recorded as a discount to the Notes at the time of issuance. The discount was recorded as interest accretion expense in the consolidated condensed statement of operations using the effective-interest method. The change in the fair value of $1,336,445 of the embedded derivative liability was recorded as gain in the consolidated condensed statements of operations for the six months ended June 30, 2011.

Subsequently, on May 3, 2011, the Company entered into additional note subscription agreements and issued unsecured subordinated promissory notes (the “Bridge Notes”), with Orchard Investments, LLC ("Orchard"); Black Family 1997 Trust; Leon D. Black, UAD 11/30/92 FBO Alexander Black; Leon D. Black, UAD 11/30/92 FBO Benjamin Black; Leon D. Black, UAD 11/30/92 FBO Joshua Black; Leon D. Black, UAD 11/30/92 FBO Victoria Black; Leon D. Black; John J. Hannan and Richard Ressler ("Ressler") who are current shareholders and were subordinated lenders under prior loan agreements in the aggregate amount of $3 million with the Company entered into on February 17, 2011 and may be deemed affiliates of the Company. The Bridge Notes were approved by the Company's independent directors. Pursuant to the Loan agreements, the Subordinated Lenders made loans to the Company in the principal aggregate amount of $1 million subject to the terms and conditions set forth in the Loan Agreements and represented by unsecured subordinated convertible promissory notes. Proceeds of the Bridge Loan, along with available cash, were used by the Company to fund working capital.

The fair value of the embedded derivatives issued under The Bridge Notes Agreements effective May 3, 2011 was determined to be $506,074 with the following assumptions: (1) risk free interest rate of 0.60% (2) remaining contractual life of 48 days, (3) expected stock price volatility of 212%, and (4) expected dividend yield of zero. The embedded derivative liability was recorded as a discount to the Notes at the time of issuance. The discount is recorded as interest accretion expense in the consolidated condensed statements of operations using the effective-interest method.

Effective May 10, 2011, the Company entered into an Investment Agreement (the "Investment Agreement") with Orchard Investments, LLC ("Orchard"); Black Family 1997 Trust; Leon D. Black, UAD 11/30/92 FBO Alexander Black; Leon D. Black, UAD 11/30/92 FBO Benjamin Black; Leon D. Black, UAD 11/30/92 FBO Joshua Black; Leon D. Black, UAD 11/30/92 FBO Victoria Black; Leon D. Black; John J. Hannan and Richard Ressler ("Ressler") (each individually a "Bridge Lender" and collectively the "Bridge Lenders"). Pursuant to the Investment Agreement, the Bridge Lenders agreed to provide a backstop commitment to the Qualified Offering and have agreed to collectively backstop the Qualified Offering by purchasing from the Company at a subscription price of $0.12 per share of Common Stock any shares not purchased by the Company's shareholders of record who were entitled to participate in the rights offering (after giving effect to any oversubscriptions) up to 29,166,667 shares of Common Stock for a total purchase price of $3.5 million (the "Backstop Commitment"). In addition to their rights to purchase shares pursuant to the Qualified Offering and the Backstop Commitment, the Bridge Lenders have the option, in their sole discretion, to purchase from the Company, at the subscription price, any other shares not purchased by the Company's stockholders through the Qualified Offering (the "Purchase Option"). If, after giving effect to the Qualified Offering, the Backstop Commitment and the Purchase Option, any of the Bridge Lenders shall have been unable to exchange any portion of his or its Notes, the Company will also offer each Bridge Lender the right to purchase additional shares of Common Stock at the subscription price (payable through the exchange of Bridge Loans for Common Stock) such that each Bridge Lender shall have exchanged all of his or its notes for shares of Common Stock (the "Additional Subscription Offer"). In addition, if Ressler and Orchard collectively acquire less than $1.0 million worth of shares of Common Stock as part of the Qualified Offering, the Backstop Commitment, the Purchase Option and the Additional Subscription Offer, the Company has agreed to offer to Ressler and Orchard an additional number of shares of Common Stock equal to the shortfall amount at the subscription price.

Effective June 14, 2011, the respective holders of ESW’s 10% unsecured subordinated promissory notes issued February 17, 2011 and May 3, 2011 in the aggregate principal amount of $4 million (collectively the "Notes") pursuant to the terms of the Notes, extended the maturity date of the Notes to July 15, 2011.

Effective June 30, 2011 the Company closed its rights offering. As part of the rights offering and the Investment Agreement, the principal due on the Notes and the Bridge Notes in the aggregate amount of $4,000,000, and corresponding interest in the amount of $126,850, were converted into Common stock at the rights offering price of $0.12 per share. As a result of these transactions, the Company satisfied its obligations with respect to the Notes and the Bridge Notes and both were cancelled.

As of June 30, 2011 and December 31, 2010, there was no outstanding principal and interest on notes payable to related parties.

The discount on the aggregate $4 million notes issued on February 17, 2011 and May 3, 2011 was recorded as interest accretion expense in the consolidated condensed statements of operations using the effective-interest method. Due to the conversion of the note the Company expensed the full amount of the interest accretion expense in the amount of $3,506,074 in the consolidated condensed statement of operations for the six month period ended June 30, 2011. The convertible derivative liability in the aggregate amount of $2,654,730 recorded in relation to the aggregate $4 million notes issued on February 17, 2011 and May 3, 2011 was transferred to equity on the consolidated condensed balance sheet at June 30, 2011 (see Note 12).

NOTE 8 - BANK LOAN

Effective March 31, 2010, ESW's subsidiary, ESW Canada, entered into a demand revolving credit facility agreement with a Canadian chartered bank, Canadian Imperial Bank of Commerce ("CIBC") to meet working capital requirements (the "Demand Credit Agreement"). The Demand Credit Agreement had a credit limit of $4 million Canadian. Borrowings under the facility were limited to a percentage of accounts receivable plus a percentage of inventories (capped at $1 million Canadian or 50% of the accounts receivable portion) less any prior ranking claims. The Demand Credit Agreement was guaranteed by the Company and its subsidiaries, ESWC, ESWA, BBL, and ESWT, through a general security agreement over all assets to CIBC. The facility had been guaranteed to CIBC under EDC's Export Guarantee Program. Borrowings under the Demand Credit Agreement bore interest at 2.25% above CIBC's prime rate of interest. Obligations under the Demand Credit Agreement were collateralized by a first-priority lien on the assets of the Company and its subsidiaries, including accounts receivable, inventory, equipment and other tangible and intangible property, including the capital stock of all direct subsidiaries.

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

On November 8, 2010, November 26, 2010, and December 23, 2010, the Company's wholly owned subsidiary, ESWC, received the first, second and third waivers, respectively, of certain financial covenants under its Demand Credit Agreement with CIBC. Without the waiver, the Company's subsidiary would not be in compliance with the current ratio and effective tangible net worth covenants as set forth in the Demand Credit Agreement. In the event the Company and its subsidiary, ESWC, fail to comply with the terms of the waiver and meet the current ratio and effective tangible net worth covenants prior to the end of the waiver period, same would constitute an event of default and the bank loan may need to be repaid unless a further waiver or modification to the Demand Credit Agreement could be obtained.

The third waiver provided by CIBC was through January 31, 2011 and also provided for a fee payable to the lender for the extension, as well as a reduction in the maximum security margin deficit as defined under the Demand Credit Agreement (by either reducing borrowing or increasing the borrowing base) and an increase in the annual interest rate to CIBC's prime rate plus 4.50% from CIBC's prime rate plus 2.25% effective January 1, 2011.

Effective February 4, 2011, the Company's wholly owned subsidiary, ESWC, received a fourth waiver of certain financial covenants under its Demand Credit Agreement with CIBC. Without the waiver, the Company's subsidiary would not be in compliance with the current ratio and effective tangible net worth covenants as set forth in the Demand Credit Agreement. The fourth waiver provided by CIBC extended the waiver period from January 31, 2011 through February 14, 2011 and also provided for a fee payable to CIBC for the extension as well as requiring the elimination of any margin deficit by February 14, 2011. In the event the Company and its subsidiary, ESWC, failed to comply with the terms of the waiver and meet the current ratio and effective tangible net worth covenants prior to the end of the waiver period, same will constitute an event of default as set forth in the Demand Credit Agreement unless a further waiver or modification to the Demand Credit Agreement could be obtained.

The closing of the $3 million unsecured subordinated promissory notes effective February 17, 2011 allowed the Company and its subsidiaries to comply with covenants and obligations under the Demand Credit Agreement with CIBC dated March 10, 2010.

Effective May 31, 2011, the Company's wholly owned subsidiary ESWC entered into a further modification of its Demand Credit Agreement dated March 10, 2010 (the "Credit Agreement") whereby it received an extension on the term of its Demand Credit Agreement from its commercial lender through June 30, 2011. The new modification was subject to all covenants and the security margin under the Demand Credit Agreement remaining in order at all times. The commercial lender and the Company agreed to reduce the Operating Loan limit as defined in the Demand Credit Agreement to a maximum of $1,500,000 Canadian or the borrowing base established by the security margin if less; all loans made by the commercial lender were to be satisfied and the credit facilities cancelled upon the earlier of the completion of the Company's rights offering or June 30, 2011. The commercial lender had also advised that any reasonable request for an extension of the June 30, 2011 date would be considered in light of the Company's rights offering. With the modification to the Demand Credit Agreement, the Company's wholly owned subsidiary ESWC agreed to pay a fee to its commercial lender for the extension including reasonable legal and advisory fees.

As of June 30, 2011 and December 31, 2010, $1,626,160 and $3,424,889, respectively, was owed under the credit facility to CIBC.

NOTE 9 - REDEEMABLE CLASS A SPECIAL SHARES

700,000 Class A special	$453,900 (based on the historical
shares authorized,	exchange rate at the time of
issued, and outstanding.	issuance.)

The redeemable Class A special shares were issued by the Company's wholly owned subsidiary, BBL, without par value, and are redeemable on demand by the holder of the shares, which is a private Ontario Corporation, at $700,000 Canadian (which translates to $725,767 US and $703,801 US at June 30, 2011 and December 31, 2010, respectively). As the redeemable Class A special shares were issued by the Company's wholly owned subsidiary, BBL, the maximum value upon which the Company is liable is the net book value of BBL. As of June 30, 2011 and December 31, 2010, BBL had an accumulated deficit of $1,192,858 US ($1,845,375 Canadian), and therefore, the holder would be unable to redeem the redeemable Class A special shares at their ascribed value.

NOTE 10 - CONVERTIBLE DEBENTURES

Convertible debentures issued by the Company are summarized as follows:

				TOTAL
	2008 DEBENTURES	2009 DEBENTURES	2010 DEBENTURES	JUNE 30, 2011
Face value of convertible debenture	$ 9,000,000	$ 1,600,000	$ 3,000,000	$ 13,600,000
Less: Beneficial conversion feature	--	(256,000)	(540,000)	(796,000)
Deferred costs	(59,738)	--	(80,625)	(140,363)
Book value upon issuance	8,940,262	1,344,000	2,379,375	12,663,637
Accretion of the debt discount	--	256,000	540,000	796,000
Amortization of deferred costs	59,738	--	80,625	140,363
Carrying Value	9,000,000	1,600,000	3,000,000	13,600,000

Conversion (March 25, 2010)	(9,000,000)	(1,600,000)	(3,000,000)	(13,600,000)
Carrying Value (June 30, 2011)	$ --	$ --	$ --	$ --

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

As part of the agreement to convert all existing convertible debentures, the Company was committed to pay a premium as an inducement to convert all debentures. The premium was payable to all converting debenture holders and was subject to a positive fairness opinion, approval by a Fairness Committee consisting of independent Directors of the Company's Board of Directors and an increase in the share capital of the Company. The premium consists of 4,375,668 shares of common stock. As the Company did not have sufficient authorized shares as of the date of conversion of the debentures to fulfill the premium, the premium had been recorded as an advance share purchase agreement at a fair market value of $2,909,872 as of March 31, 2010. The agreement was without interest, subordinated to the bank's position and payable in a fixed number of common shares (4,375,668 shares) of the Company upon increase in the authorized share capital of the Company.

Up to October 14, 2010, the Company did not have sufficient authorized and unissued shares to fulfill the advance share subscription. Under these conditions, FASB ASC Subtopic 815-40, Contracts in Entity' Own Equity, precludes equity classification of this obligation. As such, the advance share subscription was classified as a liability and periodically marked to market. The fair value of the obligation was determined to be $1,662,753 at October 14, 2010. The fair value of the obligation was determined by the cash settlement value at the end of each period based on the closing price of the Company's common stock. The decrease in fair value of this liability of $1,247,119 was recorded as a mark to market adjustment on advance share subscription in the condensed consolidated statement of operations and comprehensive loss.

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

Included in the consolidated condensed financial statements at June 30, 2011 is the effect of an exchange feature included in the terms of the Share Subscription Agreement for $3,000,000 of Convertible Debentures issued on March 19, 2010, ("2010 Debentures") . The March 2010 Convertible Debentures were fully converted, including interest, into 6,007,595 shares of common stock on March 25, 2010. The exchange feature provided that if within twelve months from March 19, 2010, the Company enters into or closes another financing or other transaction (which for securities law purposes would be integrable with the offer and sale of the Securities) on terms and conditions more favorable to another purchaser, the terms and conditions of the 2010 Debentures shall be adjusted to reflect the more favorable terms. The exchange feature was determined by the Company to be a freestanding financial instrument and also to be a liability within the scope of ASC 480 Distinguishing Liabilities from Equity since there is an inverse relationship between the stock price of the Company and the Company's obligation. On December 31, 2010, the Company evaluated the fair value of the exchange feature based on the probability of closing another financing by March 18, 2011, and the fair value of the number of incremental shares to be issued at a lower estimated issue price. The probability of closing another financing by March 18, 2011, was estimated to be 100% on December 31, 2010. The fair value of the Company's common stock was determined by the closing price on the valuation date. On December 31, 2010, an exchange feature liability of $1,680,000 was recorded for the 2010 Debentures (see Note 12). Effective February 17, 2011, the Company and the 2010 Debenture investors reached an agreement (“the anti-dilution agreement”) whereby the investors would receive an approximate aggregate of 19,000,000 additional shares of Common Stock at an estimated price of $0.12 in conjunction with certain rights under the Prior Subscription Agreements in the event the Company closed a Qualified Offering (see Note 7). At March 31, 2011, the exchange feature liability related to the 2010 Debenture was recorded at a fair value of $2,280,000 with the change in fair value of exchange feature liability of $600,000 recorded as an expense in the consolidated condensed statement of operations and comprehensive loss.

At June 30, 2011, concurrent with the closing of the rights offering, the anti-dilution agreements were also closed. The $2,280,000 exchange feature liability was transferred to equity towards the issuance of 19,000,000 shares of Common Stock.

EXCHANGE FEATURE LIABILITY TABLE

			Exchange Feature Liability	Change in fair value of exchange feature liability	Exchange Feature Liability	Exchange Feature Liability

		Additional	December 31,
Transaction Detail	Original Instrument	Shares	2010	March 31, 2011	March 31, 2011	June 30, 2011	Comments
March 2010 Offering	Convertible Debenture	19,000,000	$ 1,680,000	$ 600,000	$ 2,280,000	$ --	See Note 10
November 2010 Offering	Common Stock and Warrants	1,750,000	225,600	(9,300)	216,300	--	See Note 12
December 2010 Offering	Common Stock and Warrants	1,750,000	228,262	(11,962)	216,300	--	See Note 12

There were no convertible debentures outstanding and zero corresponding accrued interest as of June 30, 2011 and December 31, 2010. As of December 31, 2010, the debt discount of $768,981 and deferred cost of $117,131 were fully amortized and expensed due to the conversion of the debentures effective March 25, 2010.

LEGAL FEES RELATED TO THE 2010 CONVERTIBLE DEBENTURES

The Company had also recorded a deferred cost asset of $80,625 for legal fees paid in relation to the issuance of the 2010 Debentures. The deferred costs were being amortized over the term of the 2010 Debentures using the straight line method. At December 31, 2010, the deferred cost assets were fully amortized due to the conversion of the debentures effective March 25, 2010.

NOTE 11- INCOME TAXES

As of June 30, 2011, there are tax loss carry forwards for Federal income tax purposes of approximately $26,973,016 available to offset future taxable income in the United States. The tax loss carry forwards expire in various years through 2031. The Company does not expect to incur a Federal income tax liability in the foreseeable future. Accordingly, a valuation allowance for the full amount of the related deferred tax asset of approximately $9,440,556 has been established until realizations of the tax benefit from the loss carry forwards meet the "more likely than not" criteria.

LOSS CARRY
YEAR	FORWARD
1999	$ 407,067
2000	2,109,716
2001	2,368,368
2002	917,626
2003	637,458
2004	1,621,175
2005	2,276,330
2006	3,336,964
2007	3,378,355
2008	3,348,694
2009	2,927,096
2010	2,389,225
2011	1,254,942
Total	$26,973,016

Additionally, as of June 30, 2011, the Company's two wholly owned Canadian subsidiaries had non-capital tax loss carry forwards of approximately $12,717,655 available to be used, in future periods, to offset taxable income. The loss carry forwards expire in various years through 2031. The deferred tax asset of approximately $3,941,201 has been fully offset by a valuation allowance until realization of the tax benefit from the non-capital tax loss carry forwards are more likely than not.

LOSS CARRY
FORWARD FOREIGN
YEAR	OPERATIONS
2006	$ 591,161
2007	7,436
2008	4,176,363
2009	2,861,430
2010	2,915,991
2011	2,165,274
Total	$12,717,655

	For the period ended June 30,
	2011	2010
Statutory tax rate:
U.S.	35.00%	35.00%
Foreign	31.00%	33.00%

Loss before income taxes:
U.S.	$(4,544,792)	$(4,383,881)
Foreign	(2,478,004)	(461,611)
	$(7,022,796)	$(4,845,492)
Expected income tax recovery	$(2,358,611)	$(1,686,690)

Differences in income tax resulting from:
Depreciation and impairment(Foreign operations)	103,041	33,885
Change in fair value of exchange feature liability	202,559	--
Financing charge on embedded derivative liability	169,785	--
Inducement premium on conversion of Debentures	--	1,018,455
Stock based compensation	19,733	10,872
Gain on convertible derivative	(467,756)	--
Long-term debt interest expense accretion	1,227,126	269,143
Mark to market adjustment on advance share subscription	--	(252,714)
Accrued interest on loans	--	64,350
	(1,104,123)	(542,699)
Benefit of losses not recognized	1,104,123	542,699
Income tax provision (recovery) per financial statements	$ --	$ --

Components of deferred income tax assets are as follows:

	As at June 30,
	2011	2010
Property, plant and equipment	$ 190,500	$ 94,373
Tax loss carry forwards	13,381,757	11,429,547
Total	13,572,257	11,523,920
Valuation allowance	(13,572,257)	(11,523,920)
Carrying Value	$ --	$ --

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

In many cases the Company's uncertain tax positions are related to tax years that remain subject to examination by tax authorities. The following describes the open tax years, by major tax jurisdiction, as of June 30, 2011:

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

On November 30, 2010, the Company issued 4,375,668 shares as an inducement premium to the holders to convert all convertible debentures outstanding as of March 25, 2010 (see Note 10). As fully disclosed in Note 10 to the consolidated condensed financial statements, the Company's Board of Directors approved the increase in the authorized share capital effective October 14, 2010.

Effective November 9, 2010 and December 8, 2010, the Company closed on its first tranche and second tranche of a unit offering in the amount of $300,000 per tranche for gross proceeds of $600,000 whereby the Company issued 1,500,000 ("Unit Offering") units. The unit offering was for up to $5 million. The units were in the form of shares of the Company's common stock, par value $0.001 at $0.40 per share plus for each share of Common Stock subscribed to under the unit offer the investor would receive one warrant, the exercise price will be $0.55; if an Investor Warrant was exercised between the first and second years from issuance, the exercise price will be $0.65. All investor warrants as issued will be subject to adjustment in all respects in the event of a stock split or similar adjustment by the Company. A commission of 4% of the gross proceeds was paid from the proceeds of the unit offering and 7.5 units for every $100 of the gross proceeds raised were payable for brokers’ fees were treated as a cost of capital and no income statement recognition was required.

The Share Subscription Agreement for the units contained an exchange feature which provides that if within six months from effective date of closing, the Company entered into or closed another financing or other transaction (which for securities law purposes would be integrable with the offer and sale of the Securities) on terms and conditions more favorable to another purchaser, the terms and conditions of the unit offering shall be adjusted to reflect the more favorable terms. The exchange feature was determined by the Company to be freestanding financial instrument and also to be a liability within the scope of ASC 480 Distinguishing Liabilities from Equity since there is an inverse relationship between the stock price of the Company and the Company's obligation. On November 9, 2010, December 8, 2010 and December 31, 2010, the Company evaluated the fair value of the exchange feature based on the probability of closing another financing within six months and the fair value of the number of incremental shares and warrants to be issued at a lower estimated issue price for units. The probability of closing another financing in the next six months on November 9, 2010 and December 8, 2010 was estimated to be 50% and on December 31, 2010 was estimated to be 100%.

The fair value of the Company's common stock was determined by the closing price on the valuation date and the fair value of the warrants was determined using a binomial option valuation model. Key assumptions for the binomial option valuation were as follows:

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

On December 31, 2010, an exchange feature liability of $453,862 was recorded for the unit offering.

Effective February 17, 2011, the Company and the Unit Offering investors reached an agreement whereby the investors will receive an approximate aggregate of 3,500,000 additional shares of Common Stock at an estimated price of $0.12 in conjunction with certain rights under the Share Subscription Agreements in the event the Company closes a Qualified Offering (see Note 7). At March 31, 2011 the exchange feature liability related to the shares in the Unit Offering was recorded at a fair value of $432,600. At March 31, 2011 the exchange feature liability related to the warrants in the Unit Offering was recorded at a fair value of $0 since the probability of Company exchanging warrants with a lower strike price is estimated to be 0%. The change in fair value of exchange feature liability related to the Unit Offering of $(21,262) was recorded as a reduction of the loss on fair value of exchange feature liability related to the 2010 Debentures.

The following table sets forth a summary of the shares to be issued as a result of the closing of the rights offering on June 30, 2011:

	Number of Shares	Amount

Subscription receivable	32,143,170	$ 3,857,180
Conversion of notes payable to related parties and related accrued interest (see Note 7)	34,390,419	4,126,850
Conversion of accrued expenses	136,425	16,374
Reclassification of conversion option liabilities to equity (see Note 7)	--	2,654,730
Conversion of exchange feature liabilty (see Note 10)	22,500,000	2,712,600
Rights offering costs	--	(373,615)
Total	89,170,014	$ 12,994,119

NOTE 13 - STOCK OPTIONS AND WARRANT GRANTS

On April 15, 2010 the Board of Directors granted an aggregate award of 900,000 stock options to a former executive officer and former director and one director. The options vest over a period of three years with an exercise price of $0.65 (fair market value of the Company's common stock as of the date of grant) with expiry five years from the date of award. Effective February 7, 2011, with the resignation of a director, the unvested portion of the stock options has lapsed, and ceased to vest. The balance of the stock option expense of the April 15, 2010 award is as follows:

DATE	Stock Option
Expense
April 15, 2011	$ 62,127
April 15, 2012	$ 82,836
April 15, 2013	$ 20,709

During the six month period ended June 30, 2011, 475,000 stock options were issued of which 225,000 of the stock options vest over three years starting June 30, 2012 and the balance vest immediately.

During the six month periods ended June 30, 2011 and 2010, $56,381 and $31,063, respectively, has been recorded in the consolidated condensed statements of operations and comprehensive loss for stock based compensation.

A summary of option transactions, including those granted pursuant to the terms of certain employment and other agreements is as follows:

	STOCK	WEIGHTED
	PURCHASE	AVERAGE
DETAILS	OPTIONS	EXERCISE PRICE
OUTSTANDING, JANUARY 1, 2010	3,670,000	$ 0.76
Granted	900,000	$ 0.65
Expired	(970,000)	($ 0.97)
OUTSTANDING, DECEMBER 31, 2010	3,600,000	$ 0.68

Granted	475,000	$ 0.12
Expired	(500,000)	($ 0.73)
OUTSTANDING, JUNE 30, 2011	3,575,000	$ 0.60

At June 30, 2011, and December 31, 2010 the outstanding options have a weighted average remaining life of 19 months and 23 months respectively.

The weighted average fair value of options granted during 2011 and 2010 was $0.02 was $0.41 and was estimated using the Black-Scholes option-pricing model, using the following assumptions:

	2010	2011
Expected volatility	117%	111%
Risk-free interest Rate	1.08%	0.42%
Expected life	4 yrs	1.5 yrs
Dividend yield	0.00%	0.00%
Forfeiture rate	0.00%	0.00%

The Black-Scholes option-pricing model used by the Company to calculate options and warrant values was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock purchase options and warrants. The model also requires highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated values. Accordingly, management believes that this model does not necessarily provide a reliable single measure of the fair value of the Company's stock options and warrants.

At June 30, 2011, the Company had outstanding options as follows:

NUMBER OF	EXERCISE
OPTIONS	PRICE	EXPIRATION DATE
2,150,000	$0.71	February 16,2012
100,000	$1.00	February 8,2013
250,000	$0.27	August 6,2013
600,000	$0.65	April 15,2015
250,000	$0.12	December 31,2012
225,000	$0.12	June 30,2016
3,575,000

Warrants issued in connection with various private placements of equity securities are treated as a cost of capital and no income statement recognition is required. A summary of warrant transactions is as follows:

		WEIGHTED AVERAGE
DETAILS	WARRANT SHARES	EXERCISE PRICE
OUTSTANDING, JANUARY 1, 2010	--	$ --
Granted	1,545,000	$ 0.65
Exercised	--	$ --
Expired	--	$ --
OUTSTANDING, DECEMBER 31, 2010 & JUNE 30, 2011	1,545,000	$ 0.65

Effective November 9, 2010 and December 8, 2010, the Company closed on its first tranche and second tranche of a unit offering in the amount of $300,000 per tranche for gross proceeds of $600,000 whereby the Company issued 1,500,000 units. The unit offering was for up to $5 million. The units were in the form of shares of the Company's common stock, par value $0.001 at $0.40 per share plus for each share of Common Stock subscribed to under the unit offer the investor received one warrant exercisable for 1 share of common stock, the exercise price being $0.55; if an Investor Warrant is exercised between the first and second years from issuance, the exercise price will be $0.65. All investor warrants as issued are subject to adjustment in the event of a stock split or similar adjustment by the Company. A commission of 4% of the gross proceeds was paid and 7.5 units for every $100 of the gross proceeds raised were payable for brokers’ fees.

No warrants were issued during the six month periods ended June 30, 2011 and 2010.

NOTE 14 - RELATED PARTY TRANSACTIONS

During the six month period ended June 30, 2011, in addition to fees and salaries as well as reimbursement of business expenses, transactions with related parties include:

• $4,000,000 issuance of unsecured subordinated promissory notes (see Note 7 to the consolidated condensed financial statements).

• Investment agreement with Bridge lenders Effective May 10, 2011, (see Note 7 to the consolidated condensed financial statements).

• The effect of an exchange feature included in the terms of the Share Subscription Agreement for $3,000,000 of Convertible Debentures issued on March 19, 2010 ("2010 Debentures") and fully converted including interest into 6,007,595 shares of common stock on March 25, 2010. The exchange feature provides that if within twelve months from March 19, 2010, the Company entered into or closed another financing or other transaction (which for securities law purposes would be integrable with the offer and sale of the Securities) on terms and conditions more favorable to another purchaser, the terms and conditions of the 2010 Debentures shall be adjusted to reflect the more favorable terms. The exchange feature was determined by the Company to be freestanding financial instrument and also to be a liability within the scope of ASC 480 Distinguishing Liabilities from Equity since there is an inverse relationship between the stock price of the Company and the Company's obligation. On December 31, 2010, the Company evaluated the fair value of the exchange feature based on the probability of closing another financing by March 18, 2011 and the fair value of the number of incremental shares to be issued at a lower estimated issue price. The probability of closing another financing by March 18, 2011 was estimated to be 100% on December 31, 2010. The fair value of the Company's common stock was determined by the closing price on the valuation date. On December 31, 2010, an exchange feature liability of $1,680,000 was recorded for the 2010 Debentures (see Note 12). Effective February 17, 2011, the Company and the 2010 Debenture investors reached an agreement whereby the investors will receive an approximate aggregate of 19,000,000 additional shares of Common Stock in conjunction with certain rights under the Prior Subscription Agreements in the event the Company closed a qualified offering (see Note 7). At March 31, 2011 the exchange feature liability related to the convertible debentures was re-valued to $2,280,000 with the change in fair value of exchange feature liability of $578,738 expense recorded in the consolidated condensed statements of operations and comprehensive loss. In March 2010, Orchard invested $1 million in the $3 million convertible debentures offering; of the exchange feature liability $760,000 was attributed to the investment made by Orchard based on their relative contribution to the March 2010 subscription, this amount was transferred to equity as of June 30, 2011. Orchard received 6,333,333 additional shares of Common Stock in conjunction with certain rights under the Prior Subscription Agreements as the Company closed its Qualified Offering on June 30, 2011 (see Note 7).

• $125,000 related to services provided by Orchard Capital Corporation under a services agreement effective January 30, 2011. On April 19, 2011, the Company's board of directors ratified a Services Agreement ("Agreement") between the Company and Orchard Capital Corporation ("Orchard") which was approved by the Company's Compensation Committee. Under the Agreement, which was effective as of January 30, 2011, Orchard agreed to provide services that may be mutually agreed to by and between Orchard and the Company including those duties customarily performed by the Chairman of the Board and executive of the Company as well as providing advice and consultation on general corporate matters and other projects as may be assigned by the Company's Board of Directors as needed. Orchard has agreed to appoint Mark Yung, who is also employed by Orchard, as the Company's Executive Chairman to act on Orchard's behalf and provide the services to the Company under the Agreement. Orchard reserves the right to replace Mr. Yung as the provider of services under the Agreement at its sole option. The Agreement may be terminated by either party upon thirty (30) days written notice unless otherwise provided for under the Agreement. Compensation under the agreement is the sum of $300,000 per annum plus reimbursement for out-of-pocket expenses incurred by Orchard. The agreement includes other standard terms including indemnification and limitation liability provisions. Orchard is controlled by Richard Ressler; affiliated entities of Orchard as well as Richard Ressler own shares of the Company.

• Mr. Nitin Amersey who is a director of the Company is listed as a control person with the Securities and Exchange Commission of Bay City Transfer Agency Registrar Inc., the Company's transfer agent. He has no ownership equity in Bay City Transfer Agency Registrar Inc. nor is he an officer or a director of Bay City Transfer Agency Registrar Inc. For the six month periods ended June 30, 2011 and 2010, the Company paid Bay City Transfer Agency Registrar Inc. $17,005 and $2,518, respectively.

During the six month period ended June 30, 2010, transactions with related parties included $6,134,024 related to conversion of convertible debentures including interest of $634,024 thereon into common stock; $1,032,849 related to inducement on early conversion of convertible debentures; and the repayment of $511,342 principal and interest on promissory note in addition to salaries and reimbursement of business expenses.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

LEASES

Effective November 24, 2004, the Company's wholly-owned subsidiary, ESWA, entered into a lease agreement for approximately 40,220 square feet of leasehold space at 2 Bethlehem Pike Industrial Center, Montgomery Township, Pennsylvania. The leasehold space houses the Company's research and development facilities. The lease commenced on January 15, 2005 and expired January 31, 2010. Effective October 16, 2009, the Company's wholly-owned subsidiary ESWA entered into a lease renewal agreement with Nappen & Associates for the leasehold property in Pennsylvania. There were no modifications to the original economic terms of the lease under the lease renewal agreement. Under the terms of the lease renewal, the lease term will now expire February 28, 2013. Effective March 31, 2011, ESWA entered into a lease amendment agreement with Nappen & Associates for the leasehold property at Pennsylvania, whereby ESWA has the sole option to extend the expiry of the lease agreement by an additional 3 years six months prior to February 28, 2013; there were no modifications to the original economic terms of the lease.

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

The following is a summary of the minimum annual lease payments, for both leases.

YEAR
2011	$234,766
2012	469,531
2013	321,330
2014	299,034
2015	224,275
$1,548,936

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

CAPITAL LEASE OBLIGATION

The Company is committed to the following lease payments in connection with the acquisition of equipment under capital leases:

YEAR
2011	$ 1,502
2012	1,252
TOTAL	2,754

Less imputed interest	(126)
Total obligation under capital lease	2,628

Less current portion	(1,289)
TOTAL LONG-TERM PORTION	$ 1,339

The Company incurred $104 and $949 of interest expense on capital lease obligation for the six month periods ended June 30, 2011 and 2010, respectively.

RESTRUCTURING EXPENSES AND SEVERANCE AGREEMENTS

Restructuring charges relate to changes in the management and reductions in work force of the Company's subsidiary, ESW Canada Inc., and consist mainly of severance expenses amounting to $478,274, travel costs of $24,127, legal fees of $16,408 and other expenses of $4,465. The Company accrued a portion of the expenses related to severance agreements with its former Chief Executive Officer, Vice President of Operations and Director of Sales. As of June 30, 2011, $171,925 (June 30, 2010 - $0) was included in accrued liabilities related to the balance of severance payments still outstanding.

PRODUCT REPLACEMENT OBLIGATIONS

ESW is currently negotiating with one of its customers the replacement of units that were sold in 2009. The product in question was subsequently discontinued for sale, and the potential replacement costs for these units are estimated to be approximately $150,000.

NOTE 16 - LOSS PER SHARE

Potential common shares of 3,575,000 related to ESW's outstanding stock options, 1,545,000 shares related to ESW's outstanding warrants, common shares of 66,670,033 from the exchange of unsecured subordinated promissory notes and rights offering and 22,500,000 shares of common stock under the exchange feature liability were excluded from the computation of diluted loss per share for the six and three month periods ended June 30, 2011 because the inclusion of these shares would be anti-dilutive.

Potential common shares of 4,395,000 related to ESW's outstanding stock options were excluded from the computation of diluted loss per share for the period ended June 30, 2010 because the inclusion of these shares would be anti-dilutive.

The reconciliation of the number of shares used to calculate the diluted loss per share is calculated as follows:

	For the six month period ended June 30		For the three month period ended June 30
	2011	2010	2011	2010
		.
NUMERATOR
Net (loss) / income for the period	(7,022,796)	(4,845,492)	(3,888,166)	152,067

Interest on long-term debt	-	183,858	-	-
Amortization of deferred costs	-	117,131	-	-
Long-term debt accretion	-	768,981	-	-
Inducement premium	-	2,909,872	-	-
Mark to market adjustment on advance share subscription	-	(722,039)	-	(722,039)
Change in fair value of exchange feature liability	578,739	-	-	-
Interest on notes payable to related party	126,850	11,342	92,329	8,791
Interest accretion expense	3,506,074	-	2,456,074	-
Financing charge on embedded derivative liability	485,101		-
Gain on convertible derivative	(1,336,445)	-	-	-
Bank fees related to credit facility covenant waivers	154,205	-	47,693	-
(Gain) / loss on disposal of property and equipment	(5,583)	8,791	(2,033)	-
Interest income	-	(216)	-	(181)
	(3,513,855)	(1,567,772)	(1,294,103)	(561,362)
	.
DENOMINATOR
Weighted average number of shares outstanding	129,463,767	100,768,029	129,463,767	123,588,099

Dilutive effect of :
Stock options	--	--	--	--
Warrants	--	--	--	--
Exchange feature liability share	--	--	--	--
Exchange of unsecured subordinated promissory notes and rights	--	--	--	--

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	129,463,767	100,768,029	129,463,767	123,588,099

NOTE 17 - COMPARATIVE FIGURES

Certain 2010 figures have been reclassified to conform to the current financial statement presentation.

NOTE 18 - SUBSEQUENT EVENTS

Effective July 18, 2011, ESW’s wholly owned subsidiary ESW Canada Inc, paid its senior lender the amount of $1.5 million (Canadian dollars) from the proceeds of the rights offering (see Note 12) to liquidate the outstanding balance on the bank loan. The senior lender was also requested to discharge all liens, encumbrances and securities against the Company and its subsidiaries and cancel the March 31, 2010 demand revolving credit facility agreement. ESW has received the confirmation of discharge of liens, encumbrances and securities and awaits the written notice of cancellation of the demand revolving credit facility agreement from its secured lender.

Effective July 12, 2011, as a condition to closing the Investment Agreement, the Company entered into a registration rights agreement with the Bridge Lenders (the "Registration Rights Agreement"). The Registration Rights Agreement provides the Bridge Lenders with certain customary registration rights, which include demand and "piggyback" registration rights under the Securities Act of 1933 with respect to the shares of Common Stock purchased under the Investment Agreement and any other securities owned by the Bridge Lenders. The Bridge Lenders are stockholders of the Company and were subordinated lenders under unsecured promissory notes in the aggregate amount of $4.0 million which the Company issued on February 17, 2011 and April 27, 2011 (the "Notes"). The maturity date of the Notes was the earlier of: (1) the consummation of a rights offering which permitted all Bridge Lenders to exchange their Notes (and the other notes paid in-kind for the payment of interest under the Notes) for shares of Common Stock at $0.12 per share and (2) July 15, 2011. Under the Rights Offering, the Bridge Lenders subscribed for 23,228,970 shares of Common Stock at a price of $0.12 per share, which was paid for through the exchange of principal and accrued interest on the Notes of approximately $2.8 million. Pursuant to backstop commitment, the Bridge Lenders purchased 27,714,385 shares of Common Stock at a price of $0.12 per share for approximately $3.3 million, of which $2.0 million was paid in cash and $1.3 million was paid for through the exchange of the balance of principal and accrued interest due on the Notes. As a result of these transactions, the Company satisfied its obligations with respect to the Notes and the Notes were cancelled.

Effective July 15, 2011 ESW filed a Post-Effective Amendment No. 1 to Form S-1 related to the Registration Statement on Form S-1 (Registration No. 333-174091) initially filed on Form S-3 on May 10, 2011 (the "Registration Statement"). The Company's stockholders validly subscribed for 15,726,659 shares of the Company's common stock in the rights offering. The rights were exercised at $0.12 per share, resulting in total gross proceeds to the Company of approximately $1.9 million. The Company filed the Post-Effective Amendment No. 1 to deregister 26,714,248 shares of the Company's common stock that had been registered for issuance pursuant to the Registration Statement. The shares of the Company's Common Stock remained unsold as of the termination of the Company's rights offering for which the Registration Statement was filed. Effective July 21, 2011 the SEC declared effective the Post-Effective Amendment.

Effective July 29, 2011 ESW’s board of directors approved a transition plan to relocate ESW’s manufacturing operations from Concord, Ontario, Canada to Montgomeryville, Pennsylvania, United States. ESW aims to reduce its overhead costs by re streamlining operations from two services and manufacturing facilities into one. ESW believes that the synergies from operating at a single location in the United States will provide significant financial and logistical advantages, as well as synergies between its manufacturing and emissions testing operations. In addition, the Company will mitigate its Canadian currency exposure as currently all of ESW’s revenues are from the United States and a significant portion of ESW’s raw materials and components will be sourced out of the United States upon conclusion of the transition plan. Key components of ESW’s transition plan will be completed by October 31, 2011.

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

GENERAL OVERVIEW

Environmental Solutions Worldwide Inc. ("we," "us," "ESW" or the "Company") is a publicly traded company engaged through its wholly owned subsidiaries ESW Canada Inc., ESW America Inc. and ESW Technologies Inc. (the "ESW Group of Companies") in the design, development, manufacture and sale of emission technologies and services. ESW is currently focused on the international medium duty and heavy duty diesel engine market for on-road and off-road vehicles as well as the utility engine, mining, marine, locomotive and military industries. ESW also offers engine and after treatment emissions verification testing and certification services.

ESW's focus is to be an integrated solutions provider to the environmental emissions market by providing leading-edge catalyst technology as well as best-in-class engine and vehicle emissions testing and certification services. The Company's strategy is centered on identifying and deploying resources against its "sweet-spot" products, where ESW has identified its core competencies and differentiation in the marketplace. ESW's core geography focus is North America, and will opportunistically explore business development opportunities in other markets if accretive to the Company in the short term. By focusing financial, human and intellectual capital on ESW's core competencies and markets, the Company is targeting profitable growth in the short term and value creation for its shareholders over the long term.

ESW was incorporated in the State of Florida in 1987. Our principal executive offices are located at 335 Connie Crescent, Concord, Ontario, Canada L4K 5R2. Our telephone number is (905) 695-4142. Our web site is www.cleanerfuture.com. Information contained on our web site does not constitute a part of this 10-Q report.

In 2011, ESW is focused on optimizing the Company's operations around its "sweet spots" and capturing a greater market share in the catalytic converter and emissions testing markets whilst ensuring steps towards profitable growth as compared to 2010. The key factors that are in ESW's favor are: (a) continued regulatory push for emissions reductions in the United States, (b) funding available from public agencies, (c) a market-leading Level III active catalytic converter technology and an established distribution network in North America, and (d) CARB and EPA certification and verification capable emissions and durability testing services.

ESW believes that it can improve and achieve profitability and grow its business by pursuing the following strategy:

• Focus on delivering controlled and profitable growth to its shareholders.

• Provide integrated solutions to the emissions market by leveraging its product development, testing and certification services, and distribution and post-sale services capabilities.

• Center the Company's sales strategy around identified "sweet-spots" that will allow manufacturing efficiency gains and optimized resource allocation.

• Educate the end customers about the technology and ensure realistic delivery timeline expectations.

• Enhance scheduling and customer service functions and importance.

• Work with vendors to optimize ESW's material buys and lead times.

• Constantly review operations, processes, product under a Continuous Improvement / Performance Based culture.

To deliver against this strategic intent, in February and May 2011, ESW secured a total of $4 million in financing through certain note subscription agreements and issued unsecured subordinated promissory notes to affiliate shareholders (the "Bridge Lenders"). Proceeds of the notes, along with available cash, were used to fund working capital, capital investments and other general corporate purposes. The notes allowed the Company and its subsidiaries to comply with covenant obligations under the credit agreement with its senior lender dated March 10, 2010 for which the Company and subsidiaries had previously obtained waivers of covenant obligations that expired February 15, 2011.

Effective May 10, 2011, the Company announced that it had entered into an Investment Agreement with the Bridge Lenders, who are current shareholders and at the time were also subordinated lenders to ESW under unsecured promissory notes totalling $4.0 million. The Bridge Lenders agreed to provide a backstop commitment to a rights offering of the Company's common stock at a sale price of $0.12 per share (Qualified Offering) and agreed to collectively backstop the Qualified Offering by purchasing from the Company at a subscription price of $0.12 per share of Common Stock. The backstop provided for the participants of the Investment Agreement to buy any shares not purchased by the Company's shareholders of record that were entitled to participate in the rights offering (after giving effect to any oversubscriptions) up to 29,166,667 shares of Common Stock for a total purchase price of $3.5 million.

On May 10, 2011 the Company filed a Registration Statement related to subscription rights to purchase Common Stock, $0.001 par value and the shares of Common Stock deliverable upon the exercise of the subscription rights pursuant to the rights offering. The registration statement was declared effective by the Securities and Exchange Commission on June 9, 2011. The Company offered rights to existing shareholders of record as of June 9, 2011 to purchase approximately $8 million in shares of common stock. The rights offering sought to raise cash for the Company to meet its working capital needs and pay down ESW’s senior lender. The rights offering allowed for all subordinated lenders to exchange their unsecured subordinated promissory notes (and the other notes paid in-kind for the payment of interest under the notes) for shares of common stock under the offering. On June 30, 2011, the Company closed its rights offering. A total of 66,670,012 shares were issued as part of the rights offering and related transactions, $3.9 million was raised in cash and $4.1 million was paid for through the exchange of principal and accrued interest on the Notes. Under the Rights Offering, shareholders subscribed for 15,590,234 shares for approximately $1.9 million in cash. The Bridge Lenders subscribed for 23,228,970 shares of Common Stock at a price of $0.12 per share, which was paid for through the exchange of principal and accrued interest on the Notes of approximately $2.8 million. Pursuant to the backstop commitment, the Bridge Lenders purchased 27,714,385 shares of Common Stock at price of $0.12 per share for approximately $3.3 million, of which $2.0 million was paid in cash and $1.3 million was paid for through the exchange of the balance of principal and accrued interest due on the Notes. As a result of these transactions, the Company satisfied its obligations with respect to the Notes and the Notes were cancelled.

Effective July 18, 2011, ESW’s wholly owned subsidiary ESW Canada Inc, paid its senior lender the amount of $1.5 million (Canadian dollars) from the proceeds of the rights offering to liquidate the outstanding balance on the bank loan. The senior lender has discharged all liens, encumbrances and securities against ESW and its subsidiaries. We have also requested the senior lender to cancel the March 31, 2010 demand revolving credit facility agreement.

The additional capital raised by the rights offering is expected to give ESW the opportunity to execute against its short term and medium term plans.

ESW has made significant investments in research and development and obtaining regulatory approvals for its technologies. The products that ESW is pursuing for verification / certification to cover the following primary technology levels established by CARB:

• Expansion of On Road Active Diesel Particulate Filter verification to include Exhaust Gas Recirculation engines for Level III +- PM reduction greater than 85%

• ESW's XtrmCat(TM) product designed for marine and rail, Tier 0, turbocharged EMD 645 and 710 engines was tested at an EPA recognised facility for certification during March and April 2011. Certification applications are pending with the EPA.

ESW believes that with the additional certifications/verification of the above range of products, ESW will cover a significant portion of the market and give ESW the competitive advantage to be the technology of first choice in retrofit and OEM applications. . We are also contemplating pursuing verification for a Level II and/or Level I product.

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

ESW has made the following adjustments to its business in the first half of 2011:

1) ESW has reviewed and continues to review its costs for inefficiencies and has taken steps to reduce its operating expenses. Key cost reduction initiatives during the first half 2011 included the restructuring of its management team, the termination of certain contracts and the re-negotiation of board and consulting obligations, amongst others.

In addition, ESW is reducing its overhead costs by re-locating its Canadian manufacturing operations into its facilities located in the State of Pennsylvania in the United States. ESW believes that the synergies from operating at a single location will provide significant financial and logistical advantages, as well as synergies with its testing operations also located in the same facility. In addition, the move to the United States will help mitigate currency risk as currently all of ESW’s revenues are from the United States and going forward a significant portion of ESW’s raw materials and components will be sourced from the United States. Key components of our transition plan will be completed by October 31, 2011. For the Canadian facility at Concord, Ontario ESW has retained a commercial real estate broker and the facility is being marketed for a sub-lease or re-lease. ESW is also offsetting a portion of the relocation and training costs through state grants provided by the State of Pennsylvania.

ESW will continuously revisit opportunities to further streamline the business.

2) Since January 2010 there has been a significant increase in the cost of material and components that ESW uses. ESW has revised the pricing to its dealers to help recover product margins. The first phase of the price increases was implemented on June 30, 2011. ESW has also revised its overall commercial policies, including its general terms and conditions and lead time expectations on its products. Changes have also been implemented to ESW's costing and quoting processes, including frequent periodic review of its bill of materials and the proactive negotiation of raw material prices.

3) ESW is focusing on increasing sales volumes on its core "sweet spot" products to reduce production complexities and improve inventory management. ESW is has also implemented new continuous improvement programs such as the cross-functional "Product and Process Review" stream led by ESW's engineering team searching for product, product quality and product development process enhancements.

4) ESW has revisited relationships with critical vendors, in addition to setting up favorable payment plans to reduce the outstanding balances with the vendors. ESW has also secured and continues to secure volume discounts on critical components. ESW has also identified and engaged new vendors in the US for parts supply. In addition, there is a greater focus on outsourcing opportunity for labor intensive parts.

5) ESW has revised and implemented its new warranty policy to ensure that warranty terms and conditions meet industry standards whilst mitigating warranty risks to the fullest extent possible.

6) ESW is in the process of continuously engaging its existing dealers to help better understand ESW's business and product positioning and to strengthen ESW's partnership with its distribution base. ESW is also opportunistically adding new independent dealers to enhance the Company’s North American sales coverage.

7) ESW is focusing on increasing testing services provided to third parties from its Air Testing Facility in Montgomeryville, Pennsylvania.

As a result from these actions we expect to improve our operational results in 2011. The Company has reduced inefficiencies in personnel-related costs, manufacturing costs and other discretionary expenditures that are within the Company's control. The Company is also seeking to lower its overhead costs while maintaining its focus on the Sales, Marketing and Customer Service efforts. The changes in the business are anticipated to lower the overall operating costs in the Company and improve the Company's overall results, without affecting the Company's positioning of its existing products and testing services as well as its efforts to develop and deliver to market the next generation of leading emissions products and services.

COMPARISON OF THE THREE MONTH PERIOD ENDED JUNE 30, 2011 TO THE THREE MONTH PERIOD ENDED JUNE 30, 2010

RESULTS OF OPERATIONS

The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the MD&A included in ESW's Annual Report on Forms 10-K, for the year ended December 31, 2010.

Revenues for the three month period ended June 30, 2011, decreased by $544,283, or 15.1 percent, to $3,054,847 from $3,599,130 for the three month period ended June 30, 2010. The decrease in revenue is mainly related to ESW's customers facing delays in obtaining funding from public agencies to retrofit diesel vehicles which negatively impacted the month of April.

Cost of sales as a percentage of revenues for the three month period ended June 30, 2011 was 81.6 percent compared to 62.9 percent for the three month period ended June 30, 2010. Cost of sales for the three month period ended June 30, 2011 increased by $227,714 or 10.1 percent. The primary reason for lower gross margin for the three month period ended June 30, 2011 was the write-down of inventory in the amount of $271,212 as the Company focuses its “Sweetspot” products to reduce variability in manufacturing operations. The increase in cost of sales in the current period is related to the following:
(a) an increase in overhead costs of $251,262 as we apply higher overheads to our cost of sales due to improved visibility on the costs enabling better allocation of the overhead expenses, previously expensed as operating expenses, (b) adverse currency fluctuation, and (c) an increase in the cost of materials from 52% of revenues in the three month period ended June 30, 2010, to 59% of revenue for the comparable period in 2011, reflecting an increased cost of precious metals, components and other raw materials .The increases experienced over the comparable periods in 2010 and 2011 were offset by lower labour costs of $37,878. Other than the aforementioned drivers, ESW’s gross profit margin in June 30, 2011 was negatively impacted by a reduced operating leverage resulting from the decreased revenue relative to the comparable period in 2010. The Company is constantly reviewing its production costing and has updated the pricing of its products to distributors. ESW is also further reducing its overhead expenses and production costs by streamlining its manufacturing operations into Pennsylvania in order to enhance margins.

Marketing, office and general expenses for the three month period ended June 30, 2011, decreased by $195,356, or 16.3 percent, to $1,003,506 from $1,198,862 for the three month period ended June 30, 2010. The decrease is primarily due to the following: (a) a decrease of $133,534 in facility costs, resulting from higher overheads applied to cost of sales, (b) a decrease in factory expense of $75,843 resulting from cost saving initiatives, and (c) a decrease in administration salaries and wages of $39,029 and decreases in Sales and Marketing wages and selling expenses by $6,581 both resulting from the restructuring of operations in the first quarter of 2011. These decreases were offset by adverse currency fluctuations as well as an increase in investor relation costs of $22,181 due to higher filing and legal fees and a $37,450 increase in general administration expenses.

The Company incurred $4,465 as restructuring charges for the three month period ended June 30, 2011.

Research and development ("R&D") expenses for the three month period ended June 30, 2011 decreased by $8,714, or 5.5 percent, to $150,272 from $158,986 for the three month period ended June 30, 2010. The primary driver of R&D expenses for the three month period ended June 30, 2011 was related to ESW's pursuit of the certification of its locomotive and marine product, the XtrmCat(TM). To offset this increase during the three month period ended June 30, 2011, the Company received grant money amounting to $48,713 compared to $24,797 for the three month period ended June 30, 2010.

Officers’ compensation and directors’ fees for the three month period ended June 30, 2011 decreased by $82,705, or 29.7 percent, to $195,342 from $278,047 for the three month period ended June 30, 2010. The decrease in fees is mainly due to changes in executive management and the board compensation structure of ESW.

Consulting and professional fees for the three month period ended June 30, 2011 increased by $33,536, or 85.7 percent, to $72,661 from $39,125 for the three month period ended June 30, 2010. The current period included expenses related to a consulting contract per the Separation Agreement with ESW’s former CEO, as well as audit related expenses which were not incurred in the prior period.

Foreign exchange loss for the three month period ended June 30, 2011, was $24,594 as compared to a gain of $7,029 for the three month period ended June 30, 2010. This is a result of the fluctuation in the exchange rate of the Canadian Dollar to the United States Dollar.

Depreciation and amortization expense for the three month period ended June 30, 2011 decreased by $133,408, or 58.6 percent to $94,155 from $227,563 for the three month period ended June 30, 2010. In the three month period ended June 30, 2011 we applied $18,373 of additional depreciation to cost of sales, reduced by $53,261 due to the full amortization of patents and $61,774 from assets that have been fully depreciated.

The Company has recorded an impairment loss of $311,304 on property, plant and equipment of ESW Canada for the three months ended June 30, 2011. ESW is consolidating its manufacturing operations into its Montgomeryville, PA facility, with a minimal estimated recovery from the sale of plant and machinery and office equipment. The balance of the plant and machinery and office equipment will be transferred to Montgomeryville, PA. The leasehold improvements have been fully written down as the operations will be relocated from its Concord, Ontario facility. Loss on impairment of property plant and equipment for the three month period June 30, 2010 was $0.

Loss from operations for the three month period ended June 30, 2011, increased by $732,742, or 130.5 percent, to $1,294,104 from $561,362 for the three month period ended June 30, 2010. ESW’s loss from operations for the three month period ended June 30, 2011 was impacted substantially by non-cash expenses amounting to $848,142, , including depreciation of $210,537, loss on impairment of property plant and equipment of $311,304, write-down of inventory in the amount of $271,212, stock based compensation of $30,495 and a foreign exchange loss of $24,594.

Effective March 25, 2010, the November 2008 and the August 2009 debenture holders agreed to convert all outstanding convertible debentures as per the terms of the respective debenture agreements. The early conversion of the debentures was a condition precedent to the Company's wholly owned subsidiary, ESW Canada, entering into a new credit facility with CIBC. The conversion of the November 2008 and the August 2009 debentures also triggered the mandatory conversion feature on the March 19, 2010, debentures. As part of the agreement to convert all existing convertible debentures the Company has paid a premium as an inducement to convert all debentures. The premium was payable to all converting debenture holders and was subject to a positive fairness opinion, approval by a Fairness Committee consisting of independent directors of the Company's Board of Directors and an increase in the share capital of the Company. The premium consists of 4,375,665 shares of Common Stock. As the Company did not have sufficient authorized shares as of the date of conversion of the debentures to fulfill the premium, the premium had been recorded as an advance share purchase agreement at fair market value $2,909,872 at March 31, 2010 (March 31, 2011 - $0). The agreement was without interest, subordinated to the banks position and payable in a fixed number of common shares (4,375,665 shares) of the Company upon increase in the authorized share capital of the Company. In summary, the fair value of the advanced share subscription was dependent on the market price of the Company's common stock, as the Company did not have sufficient available authorized common shares to fulfill this obligation as on June 30, 2010. The advanced share subscription was re-valued based on the market price of the Company's common stock at the end of each reporting period until it was fulfilled by the issuance of authorized common shares. The resulting revaluations either cause gains or losses on the consolidated condensed statement of operations and comprehensive loss. For the three month period ended June 30, 2011, the mark to market adjustment on advance share subscription was $0 as this obligation was settled in November 2010 by the issuance of shares. For the three months period ended June 30, 2010, the mark to market adjustment on advance share subscription resulted in a $722,039 gain on the consolidated condensed statement of operations and comprehensive loss.

The Company incurred $92,329 interest expense on notes payable to a related party for the $4 million unsecured subordinated promissory notes for the three month period ended June 30, 2011, as compared to $8,791 interest expense on notes payable to related party for the $500,000 for the three month period ended June 30, 2010.

For the three months period ended June 30, 2011, the Company recorded interest accretion expense of $2,456,074 (June 30, 2010 - $0) related to the discount feature and the embedded derivative features in the $4 million notes payable to related party. The obligations on the notes were settled effective June 30, 2011.

Bank fees related to credit facility covenant waivers amounted to $47,693 for the three month period ended June 30, 2011 (June 30, 2010 - $0) in relation to ESW’s secured demand credit agreement.

Gain on disposal of property and equipment amounted to $2,033 for the three month period ended June 30, 2011 (June 30, 2010 - $0).

COMPARISON OF THE SIX MONTH PERIOD ENDED JUNE 30, 2011 TO THE SIX MONTH PERIOD ENDED JUNE 30, 2010

RESULTS OF OPERATIONS

The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the MD&A included in ESW's Annual Report on Forms 10-K, for the year ended December 31, 2010.

Revenues for the six month period ended June 30, 2011, decreased by $747,141, or 12.8 percent, to $5,100,585 from $5,847,726 for the six month period ended June 30, 2010. The decrease in revenue is mainly related to ESW's customers facing delays in obtaining funding from public agencies to retrofit diesel vehicles during the first quarter and April 2011.

Cost of sales as a percentage of revenues for the six month period ended June 30, 2011 was 89.9 percent compared to 64.6 percent for the six month period ended June 30, 2010. Cost of sales for the six month period ended June 30, 2011 increased by $809,306 or 21.4 percent. The primary reason for low gross margin for the six month period ended June 30, 2011 was the write-down of inventory in the amount of $500,434. The increase in cost of sales in the current period also is related to the following:
(a) increases in the cost of materials of $473,275 mainly driven by the increasing cost of precious metals, components and supplies used in production, as well as a write-down of inventory, and (b) an increase in overhead costs of $347,651 as we apply higher overheads to our cost of sales due to improved visibility on the costs enabling better allocation of the overhead expenses, previously expensed as operating expenses. These increases were offset by a decrease of $11,620 in labour cost. Cost of sales as a percentage of sales were further impacted by with a decrease in revenue of $747,141. The Company is constantly reviewing its production costing and has updated the pricing of its products to distributors, in addition, ESW has embarked in a plant streamlining program that will further reduce overhead expenses and production costs to improve and maintain future margins.

Marketing, office and general expenses for the six month period ended June 30, 2011, decreased by $187,099, or 8.5 percent, to $2,007,565 from $2,194,664 for the six month period ended June 30, 2010. The decrease is primarily due to: (a) a decrease in Sales and Marketing wages and selling expenses by $74,094, resulting from a decrease in Sales and Marketing wages and a reversal of bad debt provisions on December 31, 2010, (b) a decrease of $158,613 in facility costs, (c) a decrease in administration salaries and wages of $35,024 from restructuring activities, and (d) a decrease in investor relation costs of $12,587. These decreases were offset by increases in the following areas: higher general administration costs of $70,186 mainly due to increased financing charges related to ESW's secured credit facility, accounts receivable insurance and business insurance costs, and increased factory expenses of $23,033.

The Company incurred $523,274 in restructuring charges for the six month period ended June 30, 2011, due to various severances and other related payments. The Company incurred severance expenses related to separation agreements with its former Chief Executive Officer, Vice President of Operations and Director of Sales in the amount of $432,377, of which $171,925 was included in accrued liabilities at June 30, 2011 and will run-off during the balance of the period stipulated in the separation agreements.

Research and development ("R&D") expenses for the six month period ended June 30, 2011 increased by $49,597, or 17.4 percent, to $333,897 from $284,300 for the six month period ended June 30, 2010. The primary driver of R&D expenses for the first six months of fiscal year 2011 related to ESW's pursuit of the certification of its locomotive and marine product, the XtrmCat(TM), including the final EPA certification testing at a recognised testing facility. To offset this increase, the Company received grant money amounting to $278,712 and $126,322 for the six month periods ended June 30, 2011 and 2010 respectively.

Officers’ compensation and directors’ fees for the six month period ended June 30, 2011 decreased by $69,418, or 14.6 percent, to $406,986 from $476,404 for the six month period ended June 30, 2010. The decrease is mainly due to changes in executive management and the Company’s board compensation structure.

Consulting and professional fees for the six month period ended June 30, 2011 decreased by $2,356, or 1.6 percent, to $147,456 from $145,100 for the six month period ended June 30, 2010.

Foreign exchange loss for the six month period ended June 30, 2011, was $84,719 as compared to a loss of $49,194 for the six month period ended June 30, 2010. This is a result of the fluctuation in the exchange rate of the Canadian Dollar to the United States Dollar.

Depreciation and amortization expense for the six month period ended June 30, 2011 decreased by $275,903, or 56.3 percent to $214,505 from $490,408 for the six month period ended June 30, 2010. In the six month period ended June 30, 2011 we applied $53,053 of additional depreciation to cost of sales, there was a reduction of $90,533 related to the full amortization of our patents, and $ 132,317 from assets that have been fully depreciated.

The Company has recorded an impairment loss of $311,304 for property, plant and equipment of ESW Canada for the six months ended June 30, 2011. ESW is consolidating its manufacturing operations into its Montgomeryville, PA facility, with a minimal estimated recovery from the sale of plant and machinery and office equipment. The balance of the plant and machinery and office equipment will be transferred to Montgomeryville, PA. The leasehold improvements have been fully written down as the operations will be relocated from its Concord, ON facility. Loss on impairment of property plant and equipment for the six month period June 30, 2010 was $0.

Loss from operations for the six month period ended June 30, 2011, increased by $1,946,083, or 124.1 percent, to $3,513,855 from $1,567,772 for the six month period ended June 30, 2010. Of the $3,513,822 in loss from operations, $1,397,436 was attributed to non cash losses for the six month period ended June 30, 2011, including depreciation of $436,241, loss on impairment of property plant and equipment of $311,304, write-down of inventory in the amount of $508,731, stock based compensation of $56,381 and a foreign exchange loss of $84,719. In addition, the Company has also incurred $523,274 of expenses related to the restructuring of its operations.

Interest expense on long-term debt related to Convertible Debentures was $0 for the six month period ended June 30, 2011 as compared to $183,858 for the six month period ended June 30, 2010. Amortization of deferred costs amounted to $0 for the six month period ended June 30, 2011 as compared to $117,131 for the six month period ended June 30, 2010. Long term debt accretion expenses amounted to $0 for the six month period ended June 30, 2011 as compared to $768,981 for the six month period ended June 30, 2010.

Effective March 25, 2010, the November 2008 and the August 2009 debenture holders agreed to convert all outstanding convertible debentures as per the terms of the respective debenture agreements. The early conversion of the debentures was a condition precedent to the Company's wholly owned subsidiary, ESW Canada, entering into a new credit facility with CIBC. The conversion of the November 2008 and the August 2009 debentures also triggered the mandatory conversion feature on the March 19, 2010, debentures. As part of the agreement to convert all existing convertible debentures the Company has paid a premium as an inducement to convert all debentures. The premium was payable to all converting debenture holders and was subject to a positive fairness opinion, approval by a Fairness Committee consisting of independent directors of the Company's Board of Directors and an increase in the share capital of the Company. The premium consists of 4,375,665 shares of Common Stock. As the Company did not have sufficient authorized shares as of the date of conversion of the debentures to fulfill the premium, the premium had been recorded as an advance share purchase agreement at fair market value $2,909,872 at June 30, 2010 (June 30, 2011 - $0). The agreement was without interest, subordinated to the banks position and payable in a fixed number of common shares (4,375,665 shares) of the Company upon increase in the authorized share capital of the Company. In summary, the fair value of the advanced share subscription was dependent on the market price of the Company's common stock, as the Company did not have sufficient available authorized common shares to fulfill this obligation as on June 30, 2010. The advanced share subscription was re-valued based on the market price of the Company's common stock at the end of each reporting period until it was fulfilled by the issuance of authorized common shares in November 2010. The resulting revaluations either cause gains or losses on the consolidated condensed statement of operations and comprehensive loss.

The Share Subscription Agreement for the 2010 Debentures contains an exchange feature. The exchange feature provides that if within twelve months from March 19, 2010, the Company entered into or closed another financing or other transaction (which for securities law purposes would be integrable with the offer and sale of the Securities) on terms and conditions more favorable to another purchaser, the terms and conditions of the 2010 Debentures shall be adjusted to reflect the more favorable terms. On March 31, 2011, the Company re-evaluated the fair value of the exchange feature and determined that the probability of closing another financing was 100% and the conversion price of the 2010 Debentures would be reset. On March 31, 2011, an additional liability of $578,739 was recorded for the exchange feature in these consolidated condensed financial statements with a $578,739 expense related to change in fair value of exchange feature liability recorded in the consolidated statements of operations and comprehensive loss. Change in fair value of exchange feature liability for the six month period ended June 30, 2011, amounted to $578,739 as compared to $0 for the six month period ended June 31, 2010.

The Company incurred $126,850 interest cost on notes payable to related party for the $4 million unsecured subordinated promissory notes during for the six month period ended June 30, 2011, as compared to $11,342 for the $500,000 unsecured subordinated promissory notes during the six month period ended June 30, 2010.

At June 30, 2011, the Company recorded interest accretion expense of $3,506,074 (June 30, 2010 - $0), financing charge on embedded derivative liability of $485,101 (June 30, 2010 - $0) and a gain on convertible derivative of $1,336,445 (June 30, 2010 - $0) related to the discount feature and the embedded derivative features in the $4 million notes payable to related party.

Bank fees resulting from credit facility covenant waivers related to ESW’s secured demand credit agreement amounted to $154,205 for the six month period ended June 30, 2011 (June 30, 2010 - $0).

Gain on disposal of property and equipment amounted to $5,583 for the six month period ended June 30, 2011 (June 30, 2010 – $(8,791).

Restructuring of manufacturing operations: In August 2011, ESW adopted a reorganization plan to reduce its overhead costs by re-locating its Canadian manufacturing operations into its facilities located the United States. ESW believes that the synergies from operating at a single location will provide significant financial and logistical advantages, as well as synergies with its testing operations also located in the same facility. ESW is transitioning the production from Concord, Ontario, Canada to its existing facility located in Montgomeryville, PA, United States. ESW reorganised a loss on impairment of property plant and equipment of $0.3 million for the six month period ended June 30, 2011. In addition, ESW expects to incur approximately $0.1 million of severance charges during the remainder of 2011. We expect to incur $0.4 million of restructuring charges associated with the closure of the facility, transfer of manufacturing equipment excluding severance charges during the remainder of 2011.

ESW expects to incur approximately $0.14 million of additional restructuring charges associated with the release of its manufacturing facility at Concord, Ontario, Canada. This charge will be recorded as a liability at December 31, 2011 the expected release date of the facility, any sub-lease or rent earned from the Concord, Ontario, Canada facility in excess of the expected rent amount will be used to offset this liability.

LIQUIDITY AND CAPITAL RESOURCES

ESW's principal sources of operating capital have been the proceeds from its various financing transactions. During the six month period ended June 30, 2011, the Company used $948,729 of cash to sustain operating activities compared with $3,831,954 for the six month period ended June 30, 2010. As of June 30, 2011 and 2010, the Company had cash and cash equivalents of $759,003 and $119,692, respectively. In addition as of June 30, 2011, the Company had subscriptions receivable of $3,857,180.

Net cash used in operating activities for the three month period ended June30, 2011 amounted to $948,729. This amount was attributable to the net loss of $7,022,796, plus non cash expenses such as depreciation, amortization, interest accretion expense, change in fair value of exchange feature liability and others of $4,661,834, and an increase in net operating assets and liabilities of $1,412,233. Net cash used in operating activities for the six month period ended June 30, 2010 amounted to $3,831,954. This amount was attributable to the net loss of $4,845,492, plus non cash expenses such as depreciation, amortization, interest and accretion on long term debt, inducement premium on conversion of debentures and others of $3,911,764, and a decrease in net operating assets and liabilities of $2,898,226.

Net cash used in investing activities was $28,544 for the six month period ended June 30, 2011, as compared to $173,656 used in investing activities for the six month period ended June 30, 2010.

Net cash provided by financing activities totalled $1,732,767 for the six month period ended June 30, 2011, as compared to $3,433,019 for the six month period ended June 30, 2010. In the current period of 2011, $4,000,000 was provided through the issuance of the notes payable to related parties, $373,615 was paid towards rights offering costs, $1,891,079 was repaid under ESW's CIBC credit facility and $2,539 was repaid under capital lease obligation. In the prior year period of 2010, $3,000,000 was provided through issuance of convertible debentures, $945,157 net was provided by ESW`s bank loan, $500,000 was repaid promissory notes to a related party, and $12,138 was repaid under capital lease obligation.

Based on ESW's current operating plan, management believes that the combination of the June 30, 2011 cash balance and anticipated cash flows from operating activities will be sufficient to meet our working capital needs on a short-term basis. Overall, capital adequacy is monitored on an ongoing basis by our management and reviewed quarterly by the Board of Directors.

ESW operates in a capital intensive and highly regulated industry, where a long lead time to bring new products into market is considered normal. ESW continues to invest in research and development to improve its technologies and bring them to the point where its customers have a high confidence level to purchase our products.

During the first half of 2011 and 2010, ESW did not produce sufficient cash from operations to support its expenditures. Prior financings, including the increased utilization of ESW's CIBC credit facility, supported the Company's operations during the period. ESW's principal use of liquidity relates to the Company's working capital needs and to finance any further capital expenditures or tooling needed for production and/or its testing facilities.

ESW anticipates certain capital expenditures in 2011 related to the general operation of its business as well as to upgrade the air testing facilities in Montgomeryville, Pennsylvania. ESW does not expect that total capital expenditures for 2011 will amount to more than $1,400,000.

Effective March 31, 2010, ESW's subsidiary, ESW Canada, entered into a demand revolving credit facility agreement with a Canadian chartered bank, CIBC to meet working capital requirements (the "Demand Credit Agreement"). The Demand Credit Agreement had a credit limit of $4 million Canadian. Borrowings under the Demand Credit Agreement were limited to a percentage of accounts receivable plus a percentage of inventories (capped at CAD$ 1 million or 50% of the accounts receivable portion) less any prior ranking claims.

Effective May 31, 2011, the Company's wholly owned subsidiary ESW Canada, Inc. entered into a modification of its Demand Credit Agreement dated March 10, 2010 (the "Credit Agreement") whereby it received an extension on the term of its Credit Agreement from its commercial lender through June 30, 2011. The new modification was subject to all covenants and the security margin under the Credit Agreement remaining in order at all times. The commercial lender and the Company agreed to reduce the Operating Loan limit as defined in the Credit Agreement to a maximum of $1,500,000 Canadian or the borrowing base established by the security margin if less; all loans made by the commercial lender were to be satisfied and the credit facilities cancelled upon the earlier of the completion of the Company's rights offering or June 30, 2011.

In February 2011, ESW secured $3 million in additional financing through certain note subscription agreements and issued unsecured subordinated promissory notes (collectively, "the Notes"). Proceeds of the Notes, along with available cash, will be used to fund working capital, planned capital investments and other general corporate purposes. The Company required additional working capital to secure and deliver the second quarter sales opportunities. On May 3, 2011, the Company secured $1 million in additional financing through certain note subscription agreements and issued unsecured subordinated promissory notes to affiliate shareholders.

On June 30, 2011, the Company closed its rights offering. A total of 66,670,012 shares were issued as part of the rights offering and related transactions, $3.9 million was raised in cash and $4.1 million was paid for through the exchange of principal and accrued interest on the Unsecured Subordinated Promissory Notes (the “Notes”) issued to related parties (the “Bridge Lenders”) in February and May of 2011. Under the Rights Offering, shareholders subscribed for 15,590,234 shares for approximately $1.9 million in cash. The Bridge Lenders subscribed for 23,228,970 shares of Common Stock at a price of $0.12 per share, which was paid for through the exchange of principal and accrued interest on the Notes of approximately $2.8 million. Pursuant to backstop commitment, the Bridge Lenders purchased 27,714,385 shares of Common Stock at price of $0.12 per share for approximately $3.3 million, of which $2.0 million was paid in cash and $1.3 million was paid for through the exchange of the balance of principal and accrued interest due on the Notes. As a result of these transactions, the Company satisfied its obligations with respect to the Notes and the Notes were cancelled.

Effective July 18, 2011, ESW’s wholly owned subsidiary ESW Canada Inc, paid its senior lender the amount of $1.5 million (Canadian dollars) from the proceeds of the rights offering to liquidate the outstanding balance on the bank loan. The senior lender has discharged all liens, securities and encumbrances against ESW and its subsidiaries. The senior lender has been requested to cancel the March 31, 2010 demand revolving credit facility agreement. Competition is expected to intensify as the market for ESW's products expands. ESW's ability to continue to gain significant market share will depend upon its ability to continue to develop strong relationships with distributors, customers and develop new products. Increased competition in the market place could result in lower average pricing which could adversely affect ESW's margins and pricing for its products.

ESW has 700,000 Class A special shares, authorized, issued and outstanding, recorded at $453,900 (based on the historical exchange rate at the time of issuance). The Class A special shares are issued by ESW's wholly-owned subsidiary BBL Technologies, Inc. ("BBL") without par value, and are redeemable on demand by the Holder of the shares which is a private Ontario Corporation at $700,000 Canadian (which translates to $725,767 US and $703,801 US at June 30, 2011 and December 31, 2010, respectively). As the redeemable Class A special shares were issued by the Company's wholly owned subsidiary, BBL, the maximum value upon which the Company is liable is the net book value of BBL. As of June 30, 2011 and December 31, 2010, BBL had an accumulated deficit of $1,192,858 US ($1,845,375 Canadian), and therefore, the holder would be unable to redeem the redeemable Class A special shares at their ascribed value.

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

Effective March 25, 2010, the November 2008 and the August 2009 debenture holders agreed to convert all outstanding convertible debentures as per the terms of the respective debenture agreements. The early conversion of the debentures was a condition precedent to the Company's wholly-owned subsidiary ESW Canada entering into a new credit facility with CIBC. The conversion of the November 2008 and the August 2009 debentures also triggered the mandatory conversion feature on the March 19, 2010 debentures. As part of the agreement to convert all existing convertible debentures the Company has paid a share-based premium as an inducement to convert all debentures. The premium was payable to all converting debenture holders and was subject to a positive fairness opinion, provided by a Fairness Committee consisting of independent directors of the Company's Board of Directors, and an increase in the share capital of the Company. The premium consisted of 4,375,665 shares of Common Stock. As the Company did not have sufficient authorized shares as of the date of conversion of the debentures to fulfill the premium, the premium had been recorded as an advance share purchase agreement at fair market value $2,909,872 at June 30, 2010 ($0 at June 30, 2011), the agreement was without interest, subordinated to the banks position and payable in a fixed number of common shares (4,375,665 shares) of the Company upon a subsequent increase in the authorized share capital of the Company. In summary, the fair value of the advanced share subscription was dependent on the market price of the Company's common stock, as the Company did not have sufficient available authorized common shares to fulfill this obligation as on June 30, 2010, it was treated as a liability. The advanced share subscription was re-valued based on the market price of the Company's common stock at the end of each reporting period until it was fulfilled by the issuance of authorized common shares in November 2010. Gains and losses from the resulting revaluations were recognized on the consolidated condensed statement of operations and comprehensive loss.

The Share Subscription Agreement for the 2010 Debentures contained an exchange feature. The exchange feature provides that if within twelve months from March 19, 2010, the Company entered into or closed another financing or other transaction (which for securities law purposes would be integrable with the offer and sale of the Securities) on terms and conditions more favorable to another purchaser, the terms and conditions of the 2010 Debentures shall be adjusted to reflect the more favorable terms. On March 31, 2011, the Company re-evaluated the fair value of the exchange feature and determined that the probability of closing another financing was 100% and the conversion price of the 2010 Debentures would be reset. On March 31, 2011 an additional liability of $578,739 was recorded for the exchange feature in these consolidated condensed financial statements with a $578,739 expense related to change in fair value of exchange feature liability recorded in the consolidated statements of operations and comprehensive loss. On June 30, 2011 concurrent with the closing of the rights offering the exchange feature liability was moved to paid in capital.

Effective March 31, 2010 ESW's subsidiary, ESW Canada Inc., entered into the Demand Credit Agreement. The Demand Credit Agreement has a credit limit of CAD $4 million. Borrowings under the facility were limited to a percentage of accounts receivable plus a percentage of inventories (capped at CAD $1 million or 50% of the accounts receivable portion) less any prior ranking claims. The Demand Credit Agreement was guaranteed by the Company and its subsidiaries ESW Canada Inc., ESW America Inc., BBL Technologies Inc., and ESW Technologies Inc., through a general security agreement over all assets to its senior lender. The Demand Credit Agreement had been guaranteed to the bank under the EDC's Export Guarantee Program. Borrowings under the Demand Credit Agreement bear interest at 4.5% above the bank's prime rate of interest. Obligations under the Demand Credit Agreement were collateralized by a first-priority lien on the assets of the Company and its subsidiaries, including, accounts receivable, inventory, equipment and other tangible and intangible property, including the capital stock of all direct subsidiaries.

The terms relating to the Demand Credit Agreement specifically note that the Company maintain a tangible net worth of at least $4.0 million. The Demand Credit Agreement contained, among other things, covenants, representations and warranties and events of default customary for a facility of this type for the Company and its subsidiaries. Such covenants include certain restrictions on the incurrence of additional indebtedness, liens, acquisitions and other investments, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other repurchases in respect of capital stock, voluntary prepayments of certain other indebtedness, capital expenditures and transactions with affiliates, subject to certain exceptions. Under certain conditions amounts outstanding under the credit agreements may be accelerated. Such events include failure to comply with covenants, breach of representations or warranties in any material respect, non-payment or acceleration of other material debt, entry of material judgments not covered by insurance, or a change of control of the Company.

From November 8, 2010 through February 14, 2011, the Company's wholly owned subsidiary, ESW Canada Inc., received waivers of certain financial covenants under the Demand Credit Agreement. Without the waivers, the Company's subsidiary would not be in compliance with certain covenants in the Demand Credit Agreement. On February 17, 2011, the Company raised a $3 million through the issuance of unsecured subordinated promissory notes. With the proceeds of the Notes, the Company and its subsidiaries were in compliance with covenant obligations under the Demand Credit Agreement with CIBC.

The closing of the $3 million unsecured subordinated promissory notes effective February 17, 2011 allowed the Company and its subsidiaries to comply with covenants and obligations under the Demand Credit Agreement with CIBC dated March 10, 2010.

As of June 30, 2011, $1,626,157 was owed under the Demand Credit Agreement compared to $1,622,096 as of June 30, 2010.

On February 17, 2011, the Company entered into note subscription agreements (collectively, the "Loan Agreements"), and issued unsecured subordinated promissory notes to, nine lenders, who are current shareholders and deemed affiliates of certain members of the board of directors of the Company (the “Subordinated Lenders"). The Loan Agreements were approved by the independent directors of the Company. As per the Loan Agreements, the Subordinated Lenders made loans to the Company in the principal aggregate amount of $3 million, represented by unsecured subordinated promissory notes (the "Notes"), dated February 17, 2011. Proceeds of the Loan, along with available cash, were used to fund working capital, planned capital investments and other general corporate purposes. The Notes bore interest at a rate of 10% per annum, payable in-kind on a monthly basis commencing March 17, 2011, up to the date on which the Note has been paid in full. The maturity date of the Loans was the earlier of: (i) the closing of a rights offering of the Company's common stock, par value $.001 per share, at a sale price of $0.12 per share ( adjusted for any stock split, stock dividend or other similar adjustment) pursuant to which the Company planned to offer rights to purchase approximately up to $8 million in shares of Common Stock the ("Qualified Offering"), and would also permit all Subordinated Lenders to exchange their Notes, accrued interest (and the any Notes that may be issued for payment of interest) for shares of Common Stock at $0.12 per share or (ii) June 17, 2011 (the "Outside Date"). The Qualified Offering was also been approved by the independent directors of the Company.

Subsequently on May 3, 2011, the Company entered into additional note subscription agreements and issued unsecured subordinated promissory notes (the “Bridge Notes”) to, nine lenders, who are current shareholders and were subordinated lenders under prior loan agreements in the aggregate amount of $3 million with the Company entered into February 17, 2011 and may be deemed affiliates of the Company. The Bridge Notes were approved by the Company's independent directors. Pursuant to the Loan agreements, the Subordinated Lenders agreed made loans to the Company in the principal aggregate amount of $1 million subject to the terms and conditions set forth in the Loan Agreements and represented by unsecured subordinated convertible promissory notes, effective as of April 27, 2011. Proceeds of the Bridge Loan, along with available cash, were used by the Company to fund working capital.

Effective May 10, 2011, the Company entered into an Investment Agreement (the "Investment Agreement") with Orchard Investments, LLC ("Orchard"); Black Family 1997 Trust; Leon D. Black, UAD 11/30/92 FBO Alexander Black; Leon D. Black, UAD 11/30/92 FBO Benjamin Black; Leon D. Black, UAD 11/30/92 FBO Joshua Black; Leon D. Black, UAD 11/30/92 FBO Victoria Black; Leon D. Black; John J. Hannan and Richard Ressler ("Ressler")(each individually a "Bridge Lender" and collectively the "Bridge Lenders"). Pursuant to the Investment Agreement, the Bridge Lenders agreed to provide a backstop commitment to the Qualified Offering and have agreed to collectively backstop the Qualified Offering by purchasing from the Company at a subscription price of $0.12 per share of Common Stock any shares not purchased by the Company's shareholders of record who were entitled to participate in the rights offering (after giving effect to any oversubscriptions) up to 29,166,667 shares of Common Stock for a total purchase price of $3.5 million (the "Backstop Commitment"). In addition to their rights to purchase shares pursuant to the Qualified Offering and the Backstop Commitment, the Bridge Lenders have the option, in their sole discretion, to purchase from the Company, at the subscription price, any other shares not purchased by the Company's stockholders through the Qualified Offering (the "Purchase Option"). If, after giving effect to the Qualified Offering, the Backstop Commitment and the Purchase Option, any of the Bridge Lenders shall have been unable to exchange any portion of his or its Notes, the Company will also offer each Bridge Lender the right to purchase additional shares of Common Stock at the subscription price (payable through the exchange of Bridge Loans for Common Stock) such that each Bridge Lender shall have exchanged all of his or its notes for shares of Common Stock (the "Additional Subscription Offer"). In addition, if Ressler and Orchard collectively acquire less than $1.0 million worth of shares of Common Stock as part of the Qualified Offering, the Backstop Commitment, the Purchase Option and the Additional Subscription Offer, the Company has agreed to offer to Ressler and Orchard an additional number of shares of Common Stock equal to the shortfall amount at the subscription price.

Effective June 14, 2011, the respective holders of ESW’s 10% unsecured subordinated promissory notes issued February 17, 2011 and May 3, 2011 in the aggregate principal amount of $4 million (collectively the "Notes") pursuant to the terms of the Notes, extended the maturity date of the Notes to July 15, 2011.

Effective June 30, 2011, the Company closed its rights offering, as part of the rights offering and the Investment Agreement, the principal due on the Notes and the Bridge Notes in the aggregate amount of $4,000,000 and corresponding interest in the amount of $126,850 were converted into Common stock at the rights offering price of $0.12 per share. As a result of these transactions, the Company satisfied its obligations with respect to the Notes and the Notes were cancelled.

ESW's ability to service its future indebtedness, other obligations and commitments in cash will depend on its future performance and ability to raise capital, which will be affected by prevailing economic conditions, financial, business, regulatory and other factors. Certain of these factors are beyond ESW's control. ESW believes that, based upon its current business plan it will meet its debt service obligations when due. ESW may need additional financing after the completion of a Qualified Offering to meet its financial projections and obligations. Significant assumptions underlie ESW's projections, including, among other things, that ESW will be successful in implementing its business strategy, that some of ESW's products that have received verification from the appropriate regulatory authorities will obtain customer and market acceptance, and that there will be no material adverse developments in ESW's business, liquidity or capital requirements. If ESW cannot generate sufficient cash flow from operations to service its indebtedness and to meet other obligations and commitments, ESW might be required to refinance or to dispose off assets to obtain funds for such purpose. There is no assurance that refinancing or asset dispositions or raising funds from sales of equity or otherwise could be effected on a timely basis or on satisfactory terms. In such circumstance, ESW would have to issue shares of its common stock as repayment of these obligations, which would be of a dilutive nature to ESW's present shareholders.

CONTRACTUAL OBLIGATIONS

LEASES

Effective November 24, 2004, the Company's wholly-owned subsidiary, ESWA, entered into a lease agreement for approximately 40,220 square feet of leasehold space at 2 Bethlehem Pike Industrial Center, Montgomery Township, Pennsylvania. The leasehold space houses the Company's research and development facilities. The lease commenced on January 15, 2005 and expired January 31, 2010. Effective October 16, 2009, the Company's wholly-owned subsidiary ESWA entered into a lease renewal agreement with Nappen & Associates for the leasehold property at Pennsylvania. There were no modifications to the original economic terms of the lease under the lease renewal agreement. Under the terms of the lease renewal, the lease term will now expire February 28, 2013. Effective March 31, 2011, ESWA entered into a lease amendment agreement with Nappen & Associates for the leasehold property at Pennsylvania, whereby ESWA has the sole option to extend the expiry of the lease agreement by an additional 3 years six months prior to February 28, 2013; there were no modifications to the original economic terms of the lease.

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

The following is a summary of the minimum annual lease payments, for both leases.

YEAR
2011	$234,766
2012	469,531
2013	321,330
2014	299,034
2015	224,275
$1,548,936

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

CAPITAL LEASE OBLIGATION

The Company is committed to the following lease payments in connection with the acquisition of equipment under capital leases:

YEAR
2011	$ 1,502
2012	1,252
TOTAL	2,754

Less imputed interest	(126)
Total obligation under capital lease	2,628

Less current portion	(1,289)
TOTAL LONG-TERM PORTION	$ 1,339

The Company incurred $104 and $949 of interest expense on capital lease obligation for the six month periods ended June 30, 2011 and 2010, respectively.

RESTRUCTURING EXPENSES AND SEVERANCE AGREEMENTS

The Company accrued expenses related to separation agreements with its former Chief Executive Officer, Vice President of Operations and Director of Sales. As of June 30, 2011, $171,925 was included in accrued liabilities towards the balance of severance payments owing.

PRODUCT REPLACEMENT OBLIGATIONS

ESW is currently negotiating with one of its customers the replacement of units that were sold in 2009. The product in question was subsequently discontinued for sale, and the potential replacement costs for these units are estimated to be approximately $150,000.

NEW ACCOUNTING PRONOUNCEMENTS

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

 In June 2011, the FASB issued ASU 2011-5 – “Comprehensive Income – Presentation of Comprehensive Income”.  This statement removed the presentation of comprehensive income in the statement of changes in stockholders’ equity.  The only two allowable presentations are below the components of net income in a statement of comprehensive income or in a separate statement of comprehensive income that begins with total net income.  The guidance is effective for interim or annual reporting periods beginning after December 15, 2011.  The Company does not expect the adoption of this guidance to have a material impact on the Company’s results of operations or financial position.

In May 2011, an update was made by the Financial Accounting Standards Board (“FASB”) to achieve common fair value measurement and disclosure requirements in U.S. Generally Accepted Accounting Principles (“GAAP”) and International Financial Reporting Standards (“IFRS”).  It provides amendments to the definition of fair value and the market participant concept, grants an exception for the measurement of financial instruments held in a portfolio with certain offsetting risks, and modifies most disclosures.  The changes in disclosures include, for all Level 3 fair value measurements, quantitative information about significant unobservable inputs used and a description of the valuation processes in place.  The new guidance also requires disclosure of the highest and best use of a nonfinancial asset.  This standard will be effective prospectively during interim and for annual periods beginning after December 15, 2011.  Early application by public entities is not permitted.  The adoption is not expected to have a significant impact on the Company’s consolidated condensed financial statements.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

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

FOREIGN CURRENCY TRANSACTIONS

The results of operations and the financial position of ESW's operations in Canada are principally measured in Canadian currency and translated into U.S. dollars. The future effects of foreign currency fluctuations between U.S. dollars and Canadian dollars will be somewhat mitigated by the fact that certain expenses will be generally incurred in the same currency in which revenues will be generated. The future reported income of ESW's Canadian subsidiary would be higher or lower depending on a weakening or strengthening of the U.S. dollar against the Canadian currency. During the first quarter of 2011, the Company experienced a net loss on foreign exchange due the fluctuation of the U.S. dollar against the Canadian dollar.

A portion of ESW's assets are based in its foreign operation and are translated into U.S. dollars at foreign currency exchange rates in effect as of the end of each period, Accordingly, ESW's consolidated investment will fluctuate depending upon the weakening or strengthening of the Canadian currency against the U.S. dollar.

Adjustments resulting from ESW's foreign subsidiaries' financial statements are included as a component of other comprehensive income within stockholders equity because the functional currency of subsidiaries is not the U.S. dollar.

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

FOREIGN EXCHANGE RISK

ESW's foreign subsidiaries conduct their businesses in local currency predominantly the Canadian Dollar. ESW's exposure to foreign currency transaction gains and losses is the result of certain net receivables due from its foreign subsidiaries. ESW's exposure to foreign currency translation gains and losses also arises from the translation of the assets and liabilities of its subsidiaries to U.S. dollars during consolidation. ESW recognized a translation gain of $125,957 for the six month period ended June 30, 2011 as compared to a loss of $38,183 for the six month period ended June 30, 2010 reported as comprehensive loss in the Consolidated Condensed Statements of Changes in Stockholders' Equity and Comprehensive Income. ESW recognized a translation loss of $84,719 for the six month period ended June 30, 2011 as compared to a loss of $49,194 for the six month period ended June 30, 2010 reported as foreign exchange loss in the Consolidated Condensed Statements of Operations and Comprehensive Loss primarily as a result of exchange rate differences between the U.S. dollar and the Canadian Dollar.

ESW's strategy for management of currency risk relies primarily upon conducting its operations in the countries' respective currency and ESW may, from time to time, engage in hedging intended to reduce its exposure to currency fluctuations. At June 30, 2011, ESW had no outstanding forward exchange contracts.

INTEREST RATE RISK

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

(c) CHANGES IN INTERNAL CONTROLS

Not applicable.

PART II OTHER INFORMATION

ITEM 1A. RISK FACTORS

In evaluating an investment in our common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1 of our Annual Report to the Securities and Exchange Commission for the year ended December 31, 2010, as well as the information contained in this report, the Quarterly Report for the period ended March 31, 2011 and our other reports and registration statements filed with the Securities and Exchange Commission. The following risk factors are intended to update and supplement, as applicable, the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2010, and the Quarterly Report for the period ended March 31, 2011to reflect material developments that occurred during the quarter ended June 30, 2011

ESW DEPENDS ON LOCAL, STATE AND FEDERAL GOVERNMENT FUNDING FOR A SIGNIFICANT PORTION OF ITS REVENUES

ESW’s distributors and end customers depend on local, state and federal government funding in order to meet emission regulation targets. A significant portion of ESW’s revenues, directly or indirectly, depend on U.S. federal, state and local government retrofit grants and funding programs. As such, ESW’s financial results are heavily impacted by a reduction of public funds available for diesel retrofit programs and government-funded projects. A reduction in available public funding may in turn pressure government or regulatory agencies to differ or delay emission regulation or ease emission targets, any such changes to the regulatory environment will impact our financial results.

ITEM 5. OTHER INFORMATION

Effective July 18, 2011, ESW’s wholly owned subsidiary ESW Canada Inc, paid its senior lender the amount of $1.5 million (Canadian dollars) from the proceeds of the rights offering (see Note 12) to liquidate the outstanding balance on the bank loan. The senior lender was also requested to discharge all liens, encumbrances and securities against the Company and its subsidiaries and cancel the March 31, 2010 demand revolving credit facility agreement. ESW has received the confirmation of discharge of liens, encumbrances and securities and awaits the written notice of cancellation of the demand revolving credit facility agreement from its secured lender.

Effective July 12, 2011, as a condition to closing the Investment Agreement, the Company entered into a registration rights agreement with the Bridge Lenders (the "Registration Rights Agreement"). The Registration Rights Agreement provides the Bridge Lenders with certain customary registration rights, which include demand and "piggyback" registration rights under the Securities Act of 1933 with respect to the shares of Common Stock purchased under the Investment Agreement and any other securities owned by the Bridge Lenders. The Bridge Lenders are stockholders of the Company and were subordinated lenders under unsecured promissory notes in the aggregate amount of $4.0 million which the Company issued on February 17, 2011 and April 27, 2011 (the "Notes"). The maturity date of the Notes was the earlier of: (1) the consummation of a rights offering which permitted all Bridge Lenders to exchange their Notes (and the other notes paid in-kind for the payment of interest under the Notes) for shares of Common Stock at $0.12 per share and (2) July 15, 2011. Under the Rights Offering, the Bridge Lenders subscribed for 23,228,970 shares of Common Stock at a price of $0.12 per share, which was paid for through the exchange of principal and accrued interest on the Notes of approximately $2.8 million. Pursuant to backstop commitment, the Bridge Lenders purchased 27,714,385 shares of Common Stock at a price of $0.12 per share for approximately $3.3 million, of which $2.0 million was paid in cash and $1.3 million was paid for through the exchange of the balance of principal and accrued interest due on the Notes. As a result of these transactions, the Company satisfied its obligations with respect to the Notes and the Notes were cancelled.

Effective July 15, 2011 ESW filed a Post-Effective Amendment No. 1 to Form S-1 related to the Registration Statement on Form S-1 (Registration No. 333-174091) initially filed on Form S-3 on May 10, 2011 (the "Registration Statement"). The Company's stockholders validly subscribed for 15,726,659 shares of the Company's common stock in the rights offering. The rights were exercised at $0.12 per share, resulting in total gross proceeds to the Company of approximately $1.9 million. The Company filed the Post-Effective Amendment No. 1 to deregister 26,714,248 shares of the Company's common stock that had been registered for issuance pursuant to the Registration Statement. The shares of the Company's Common Stock remained unsold as of the termination of the Company's rights offering for which the Registration Statement was filed. Effective July 21, 2011 the SEC declared effective the Post-Effective Amendment.

Effective July 29, 2011 ESW’s board of directors approved a transition plan to relocate ESW’s manufacturing operations from Concord, Ontario, Canada to Montgomeryville, Pennsylvania, United States. ESW aims to reduce its overhead costs by re streamlining operations from two services and manufacturing facilities into one. ESW believes that the synergies from operating at a single location in the United States will provide significant financial and logistical advantages, as well as synergies between its manufacturing and emissions testing operations. In addition, the Company will mitigate its Canadian currency exposure as currently all of ESW’s revenues are from the United States and a significant portion of ESW’s raw materials and components will be sourced out of the United States upon conclusion of the transition plan. Key components of ESW’s transition plan will be completed by October 31, 2011.

On August 16, 2011 ESW’s wholly owned subsidiary ESW Canada Inc., received notification from the Environmental Protection Agency ("EPA") that the Company’s XtrmCat(TM) Kit is now certified for 2 stroke, category 2 marine engines. The issuance of the ’remanufacturing certificate’ by EPA is a significant milestone for the Company as it validates the diesel oxidation catalyst technology for the marine market sector. The certifications are applicable to EMD 710 and 645 engines. The XtrmCat(TM) can achieve Tier 0 and Tier I compliance as per 40 CFR 1042 when retrofitted to EMD 710 and 645 engines. During the emission test program at an independent EPA approved test facility, the XtrmCat(TM) Kit exceeded the minimum regulatory requirements throughout the complete test program.

ITEM 6. EXHIBITS

EXHIBITS:

31.1	Certification of Executive Chairman and Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins	XBRL Instance

101.xsd	XBRL Schema

101.cal	XBRL Calculation

101.def	XBRL Definition

101.lab	XBRL Label

101.pre	XBRL Presentation

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 22nd, 2011
Concord, Ontario Canada

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.

BY: /S/ MARK YUNG ------------------------- MARK YUNG EXECUTIVE CHAIRMAN /S/ PRAVEEN NAIR ------------------------- PRAVEEN NAIR CHIEF FINANCIAL OFFICER