Form 10-Q/A
period 2011-06-30
ENVIRONMENTAL SOLUTIONS WORLDWIDE INC
filed 2011-08-31
CIK 1082278

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-Q Quarterly Report (the "Amendment") amends the Form 10-Q Quarterly Report of Environmental Solutions Worldwide, Inc. (the "Company") for the quarter ended June 30, 2011, originally filed with the U.S. Securities and Exchange Commission on August 22, 2011 (the "Original Form 10-Q"). The sole purpose of this Amendment is to furnish the interactive data files that comprise Exhibit 101. The Amendment revises the exhibit index included in Part II, Item 6 of the Original Form 10-Q and includes files relevant to Exhibit 101.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Form 10-Q in any way. Those sections of the Original Form 10-Q that are unaffected by the Amendment are not included herein. The Amendment continues to speak as of the date of the Original Form 10-Q. Furthermore, the Amendment does not reflect events occurring after the dates of the Original Form 10-Q. Accordingly, the Amendment should be read in conjunction with the Original Form 10-Q.

ITEM 6. EXHIBITS

EXHIBITS:

31.1	Certification of Executive Chairman and Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002. *

31.2	Certification of Chief Financial Officer, pursuant to the Sarbanes-Oxley Act of 2002. *

32.1	Certification pursuant to 18 U.S.C. Section 1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification pursuant to 18 U.S.C. Section 1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101.ins	XBRL Instance *

101.xsd	XBRL Schema **

101.cal	XBRL Calculation **

101.def	XBRL Definition **

101.lab	XBRL Label **

101.pre	XBRL Presentation **

_____________________

*  Previously filed or furnished as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011.
**  Furnished with this Amendment No. 1

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: August 31st, 2011
Concord, Ontario Canada

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.

BY: /S/ MARK YUNG ------------------------- MARK YUNG EXECUTIVE CHAIRMAN /S/ PRAVEEN NAIR ------------------------- PRAVEEN NAIR CHIEF FINANCIAL OFFICER