Form 10-Q
period 2011-09-30
ENVIRONMENTAL SOLUTIONS WORLDWIDE INC
filed 2011-11-14
CIK 1082278

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

for the quarterly period ended – September 30, 2011.

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

There were 218,633,779 shares of the registrant's Common Stock outstanding as of November 14, 2011

PART I. FINANCIAL INFORMATION

		PAGE #
Item 1.	Financial Statements.

	Consolidated Condensed Balance Sheets as of	F2
	September 30, 2011 (unaudited) and December 31, 2010

	Consolidated Condensed Statements of Operations and	F3
	Comprehensive (Loss)/Income for the Nine and Three Month Periods
	Ended September 30, 2011 and 2010 (unaudited)

	Consolidated Condensed Statement of Changes in Stockholders'	F4
	Equity and Comprehensive Income for the Nine Month
	Period Ended September 30, 2011 (unaudited)

	Consolidated Condensed Statements of Cash Flows	F5
	for the Nine Month Period Ended September 30, 2011 and 2010
	(unaudited)

	Notes to Consolidated Condensed Financial Statements	F6-F24
	(unaudited)

Item 2.	Management's Discussion And Analysis Of Financial Condition
	And Results Of Operations	2

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	17

Item 4.	Controls And Procedures	17

PART II.	OTHER INFORMATION

Item 1A.	RISK FACTORS	18

Item 6.	EXHIBITS.	19

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	(UNAUDITED)
	SEPTEMBER 30,	DECEMBER 31,
	2011	2010
ASSETS

Current Assets
Cash and cash equivalents (Note 4)	$ 1,068,325	$ 13,328
Accounts receivable, net of allowance
for doubtful accounts of $0 (2010 - $70,028) (Note 2)	1,764,653	2,279,149
Inventory, net of reserve of $0 (2010 - $0) (Note 5)	2,785,244	4,414,518
Prepaid expenses and sundry assets	235,542	261,176

Total current assets	5,853,764	6,968,171

Property, plant and equipment under construction (Note 6)	50,703	185,542

Property, plant and equipment, net of accumulated	1,334,882	1,931,373
depreciation of $6,472,255 (2010 - $5,765,164)
and loss on impairment of property, plant and equipment
of $286,445 (2010 - $0) (Note 6)

Internal use software under development (Note 2)	--	126,340

Patents and trademarks, net of accumulated
amortization of $2,130,866	--	16,145
(2010 - $2,115,091) (Note 2)

	$ 7,239,349	$ 9,227,571

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Bank loan (Note 8)	$ --	$ 3,424,889
Accounts payable	1,190,169	2,495,070
Accrued liabilities (Note 15)	792,393	512,964
Exchange feature liability (Notes 10 and 12)	--	2,133,862
Customer deposits	--	29,322
Redeemable class A special shares (Note 9)	453,900	453,900
Current portion of capital lease obligation (Note 15)	1,538	3,552

Total current liabilities	2,438,000	9,053,559

Long-term Liabilities

Capital lease obligation (Note 15)	--	1,490

Total liabilities	2,438,000	9,055,049

Commitments and Contingencies (Note 15)

Stockholders' Equity (Notes 12 and 13)
Common stock, $0.001 par value, 250,000,000 (2010 - 250,000,000)
shares authorized; 218,633,779 shares
issued and outstanding (2010 - 129,463,767)	218,633	129,463
Additional paid-in capital	56,534,613	43,567,531
Accumulated other comprehensive income	344,183	446,549
Accumulated deficit	(52,296,080)	(43,971,021)

Total stockholders' equity	4,801,349	172,522

	$ 7,239,349	$ 9,227,571

The accompanying notes are an integral part of these consolidated condensed financial statements.

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME / (LOSS)
FOR THE NINE AND THREE MONTH PERIODS ENDED SEPTEMBER 30,
(UNAUDITED)

	NINE MONTH PERIOD ENDED SEPTEMBER 30,		THREE MONTH PERIOD ENDED SEPTEMBER 30,
	2011	2010	2011	2010
Revenue
Net sales	$8,314,076	$8,328,204	$3,213,491	$2,480,478

Cost of sales	7,091,546	5,412,679	2,506,812	1,637,251

Gross profit	1,222,530	2,915,525	706,679	843,227

Operating expenses
Marketing,officeandgeneralcosts	2,872,802	3,458,906	865,237	1,264,242
Restructuring charges (Note 15)	1,148,083	--	624,809	--
Research and development costs	591,764	491,469	257,867	207,169
Officers' compensation and directors' fees	568,290	717,082	161,304	240,678
Consulting and professional fees	215,126	262,155	67,670	117,055
Foreign exchange loss / (gain)	68,222	38,991	(16,497)	(10,203)
Depreciation and amortization	292,911	739,431	78,406	249,023
Loss on impairment of property plant and equipment (Note 6)	275,867	--	(35,437)	--

	6,033,065	5,708,034	2,003,359	2,067,964

Loss from operations	(4,810,535)	(2,792,509)	(1,296,680)	(1,224,737)

Interest on long-term debt	--	(183,858)	--	--
Amortization of deferred costs	--	(117,131)	--	--
Long-term debt accretion	--	(768,981)	--	--
Inducement premium	--	(2,909,872)	--	--
Mark to market adjustment on advance share subscription	--	1,247,119	--	525,080
Change in fair value of exchange feature liability (Note 10)	(578,739)	(360,000)	--	(360,000)
Interest on notes payable to related party	(126,850)	(11,342)	--	--
Interest accretion expense	(3,506,074)	--	--	--
Financing charge on embedded derivative liability (Note 7)	(485,101)	--	--	--
Gain on convertible derivative	1,336,445	--	--	--
Bank fees related to credit facility covenant waivers (Note 8)	(154,205)	--	--	--
Gain on disposal of property and equipment	--	(8,777)	(5,583)	14
Interest income	--	216	--	--

Net loss	(8,325,059)	(5,905,135)	(1,302,263)	(1,059,643)

Other comprehensive income:
Foreign currency translation of Canadian subsidiaries	(102,366)	(4,028)	(228,323)	34,155

Net comprehensive loss	$(8,427,425)	$(5,909,163)	$(1,530,586)	$(1,025,488)

Net loss per share (basic and diluted) (Note16)	$(0.05)	$(0.05)	$(0.01)	$(0.01)

Weighted average number of shares outstanding (basic and diluted) (Note16)	154,755,625	108,458,309	205,064,429	123,588,099

The accompanying notes are an integral part of these consolidated condensed financial statements.

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2011
(UNAUDITED)

	Common Stock		Additional	Other Comprehensive	Accumulated
	Shares	Amount	Paid-In Capital	Income	Deficit	Total
Balance, January 1, 2011	129,463,767	$ 129,463	$ 43,567,531	$ 446,549	$ (43,971,021)	$ 172,522

Net loss	--	--	--	--	(8,325,059)	(8,325,059)

Stock-based compensation (Note 13)	--	--	77,118	--	--	77,118

Foreign currency translation of Canadian subsidiaries	--	--	--	(102,366)	--	(102,366)

Shares to be issued for prior transactions (Note 12)	22,500,000	22,500	5,344,830	--	--	5,367,330

Subscription of common stock (Note 12)	66,670,012	66,670	7,933,734	--	--	8,000,404

Right offering costs (Note 12)	--	--	(388,600)	--	--	(388,600)

Balance, September 30, 2011	218,633,779	$ 218,633	$ 56,534,613	$ 344,183	$ (52,296,080)	$ 4,801,349

The accompanying notes are an integral part of these consolidated condensed financial statements.

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME / (LOSS)
FOR THE NINE AND THREE MONTH PERIODS ENDED SEPTEMBER 30,
(UNAUDITED)

	2011	2010

Net loss	$ (8,325,059)	$ (5,905,135)

Adjustments to reconcile net loss to net cash
used in operating activities:
Interest accretion expense	3,506,074	--
Change in fair value of exchange feature liability (Note 10)	578,739	360,000
Financing charge on embedded derivative liability (Note 7)	485,101	--
Loss on disposal of inventory	469,148	--
Depreciation of property, plant and equipment	572,057	832,142
Loss on impairment of property plant and equipment (Note 6)	286,444	--
Interest on notes payable to related party	126,850	11,342
Stock-based compensation	77,118	62,126
Amortization of patents and trademarks	16,145	159,946
Inducement premium	--	2,909,872
Mark to market adjustment on advance share subscription	--	(1,247,119)
Long-term debt accretion	--	768,981
Interest on long-term debt	--	183,858
Amortization of deferred costs	--	36,506
Provision for doubtful accounts	--	9,541
(Gain)/loss on disposal of property, plant and equipment	(10,577)	8,777
Gain on convertible derivative	(1,336,445)	--

	4,770,654	4,095,972

Increase (decrease) in cash flows from operating
activities resulting from changes in:
Accounts receivable	657,189	(778,662)
Inventory	1,079,405	(2,909,880)
Prepaid expenses and sundry assets	(70,051)	(102,990)
Accounts payable and accrued liabilities	(908,569)	665,361
Customer deposits	(29,322)	13,937

	728,652	(3,112,234)

Net cash used in operating activities	(2,825,753)	(4,921,397)

Investing activities:
Proceeds from sale of property and equipment	10,577	699
Acquisition of property, plant and equipment	(27,604)	(173,866)
Internal use software under development	--	(104,304)
Addition to property, plant and equipment under construction	(2,905)	(82,723)

Net cash used in investing activities	(19,932)	(360,194)

Financing activities:
Proceeds from convertible debentures placement	--	3,000,000
Bank Loan	--	3,405,232
Repayment of bank loan	(3,492,108)	(723,431)
Rights offering costs	(388,600)	--
Notes payable to related party	4,000,000	--
Issuance of common stock	3,857,180	--
Repayment of notes payable to related party	--	(500,000)
Repayment of capital lease obligation	(3,479)	(11,297)

Net cash provided by financing activities	3,972,993	5,170,504

Net change in cash and equivalents	1,127,308	(111,087)

Foreign exchange (gain) loss on foreign operations	(72,311)	139,183

Cash and cash equivalents, beginning of period	13,328	632,604

Cash and cash equivalents, end of period	$ 1,068,325	$ 660,700

Supplemental disclosures:

Cash interest received	$ -	$ --
Cash interest paid	$ --	$ 13,157
Other non-cash conversion of loans and related interest	$ 4,126,850	$ 14,780,243
Reclassification of convertible derivative and exchange
liabilities to equity	$ 4,861,256	$ --
Conversion of accrued expenses to equity	$ 16,374	$ --

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

The Company has sustained recurring operating losses. As of September 30, 2011, the Company had an accumulated deficit of $52,296,080 and cash and cash equivalents of $1,068,325. During the nine month period ended September 30, 2011 there were significant changes made to ESW’s business. These changes in operations, the relocation of the Company’s operations (See Note 2), and the prevailing economic conditions all create uncertainty in the operating results and accordingly there is no assurance that the Company will be successful in generating sufficient cash flow from operations or achieving profitability in the near future. As a result, there is substantial doubt regarding the Company's ability to continue as a going concern. The Company may require additional financing to fund its continuing operations. The Company's ability to continue as a going concern is dependent on achieving and maintaining a profitable level of operations.

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

Effective July 18, 2011, ESW’s wholly owned subsidiary ESW Canada Inc, paid its senior lender the amount of $1.5 million (Canadian dollars) from the proceeds of the rights offering (see Note 12) to liquidate the outstanding balance on the bank loan. The senior lender has also discharged all liens, encumbrances and securities against the Company and its subsidiaries and cancelled the March 31, 2010 demand revolving credit facility agreement.

These unaudited consolidated condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. All adjustments considered necessary for fair presentation and of a normal recurring nature have been included in these consolidated condensed financial statements. Revenues and operating results for the nine month period ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.

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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiaries, ESW America Inc. ("ESWA"), ESW Technologies Inc. ("ESWT"), ESW Canada Inc. ("ESWC"), Technology Fabricators Inc. (“TFI”) and BBL Technologies Inc. ("BBL"). All inter-company transactions and balances have been eliminated on consolidation. Amounts in the consolidated condensed financial statements are expressed in US dollars.

Effective July 6, 2011, ESWC setup a wholly owned subsidiary TFI. TFI, a Delaware corporation will house ESWC’s manufacturing operations and will be co-located at 200 Progress Drive, Montgomeryville, PA, 18936 along with ESW’s Air Testing operations. All manufacturing is done out of TFI effective October 1, 2011.

ESTIMATES

The preparation of consolidated condensed financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported period. Actual results could differ from those estimates. Significant estimates include amounts for inventory valuation, impairment of property plant and equipment and intangible assets, share based compensation, redeemable class A special shares, valuation of the warrants, accrued liabilities and accounts receivable exposures.

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

Accounts Receivable and Concentrations of Credit Risk: The Company performs on-going credit evaluations of its customers' financial condition and generally does not require collateral from its customers. The Company also manages its credit risk by insuring certain of its accounts receivable. Three of its customers accounted for 40.1%, 12.9% and 9.1%, respectively, of the Company's revenue during the nine month period ended September 30, 2011 and 31.9%, 17.9% and 11.4%, respectively, of its accounts receivable as of September 30, 2011.

Three of the Company's customers accounted for 23.1%, 14.6% and 12.7%, respectively of the Company's revenue during the nine month period ended September 30, 2010 and 38.7%, 14.9% and 14.0%, respectively, of its accounts receivable as at September 30, 2010.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is estimated and recorded based on management's assessment of the credit history with the customer and current relationships with them. On this basis management has determined that an allowance for doubtful accounts of $0 and $70,028 was appropriate as of September 30, 2011 and December 31, 2010, respectively.

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, generally 5 to 7 years. Maintenance and repairs are charged to operations as incurred. Significant renewals and betterments are capitalized. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated discounted cash flow used in determining the fair value of the asset. Due to changes in circumstances related to its on-going restructuring plan, ESW conducted a test for impairment as of September 30, 2011 and recognized an impairment loss of $275,867 (see Note 6 for details). Assets that have been held for sale have been written down to their fair value and depreciation has been suspended. Gains or losses not previously recognized resulting from the sale of an asset held for sale will be recognized on the date of sale. For Assets that are to be abandoned the undiscounted cash flows used in the test for recoverability are less than the long-lived assets carrying amount, the Company recognized an impairment loss as the carrying amount of the long-lived asset exceeds its fair value.

INTERNAL-USE SOFTWARE

ESW previously capitalized costs related to computer software obtained or developed for internal use. With the decision to relocate ESW’s manufacturing operations from Concord, Ontario, Canada to Montgomeryville, PA, the Company expensed the capitalized costs for internal use software and discontinued the implementation. Related costs are included as software impairment under restructuring costs (See: Note 2: RESTRUCTURING CHARGES).

Costs capitalized as of September 30, 2011 and December 31, 2010 were $0 and $126,340, respectively.

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

Patents and trademarks are being amortized on a straight-line basis over their estimated life of ten years. Amortization expense for the nine month periods ended September 30, 2011 and 2010 was $16,145 and $159,946 respectively. At September 30, 2011, Patents and trademarks were fully written down and have $0 carrying value.

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

The carrying amounts of accounts receivable, accounts payable, accrued liabilities, redeemable Class A special shares and capital lease obligation approximate fair value because of the short-term nature of these items. Per ASC Topic 820 framework these are considered Level 2 inputs where inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Interest rate risk is the risk that the value of a financial instrument might be adversely affected by a change in the interest rates. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposure through its normal operating and financing activities.

REVENUE RECOGNITION

The Company derives revenue primarily from the sale of its catalytic products. In accordance with ASC Topic 605, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the amount is fixed or determinable, risk of ownership has passed to the customer and collection is reasonably assured.

The Company also derives revenue (less than 4.9% and 1.6% of total revenue during the nine months periods ended September 30, 2011 and 2010.) from providing air testing and environmental certification services. Revenues are recognized upon delivery of testing services when persuasive evidence of an arrangement exists and collection of the related receivable is reasonably assured.

RESEARCH AND DEVELOPMENT

The Company is engaged in research and development work. Research and development costs are charged as operating expense of the Company as incurred. Any grant money received for research and development work is used to offset these expenditures. For the nine month periods ended September 30, 2011 and 2010, the Company expensed $591,764 and $491,469 net of grant revenues, respectively, towards research and development costs. For the nine month periods ended September 30, 2011 and 2010, gross research and development expense, excluding any offsetting grant revenues amounted to $870,476 and $627,222 respectively, and grant money amounted to $278,712 and $135,753, respectively.

PRODUCT WARRANTIES

The Company provides for estimated warranty costs at the time of sale and accrues for specific items at the time their existence is known and the amounts are determinable. The Company estimates warranty costs using standard quantitative measures based on industry warranty claim experience and evaluation of specific customer warranty issues. The Company currently records warranty costs as 2% of revenue. As of September 30, 2011 and December 31, 2010, $159,426 and $102,793, respectively, was accrued against warranty provision and included in accrued liabilities. For the nine month periods ended September 30, 2011 and 2010, the total warranty, service, service travel and installation costs included in cost of sales were $205,262 and $173,696, respectively.

SEGMENTED REPORTING

ASC Topic 280 changed the way public companies report information about segments of their business in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers.

The Company also derives revenue (less than 4.9% and 1.6% of total revenue during the nine months periods ended September 30, 2011 and 2010, respectively) from providing air testing and environmental certification services. For nine month periods ended September 30, 2011 and 2010, all revenues were generated from the United States. During the nine month periods ended September 30, 2011 and 2010, expenses incurred in the United States were cost of sales of $168,163 and $159,618, officers' compensation and directors fees of $66,660 and $85,297, marketing, office and general costs of $753,236 and $738,969, consulting and professional fees of $27,525 and $33,180, depreciation and amortization of $233,465 and $273,355 and research and development of $289,034 and $397,403 (net of grant funding) respectively.

As of the September 30, 2011 and December 31, 2010, $968,755 and $1,182,263, respectively, of property, plant and equipment, net of accumulated depreciation, are located at the air testing facility in Pennsylvania and all remaining long lived assets are located in Concord, Ontario.

RESTRUCTURING CHARGES

During March 2011, the Board of Directors approved a restructuring plan (the “Restructuring Plan”), that the Company’s executive management then implemented. As part of the Restructuring Plan the Company accrued the expenses related to severance agreements with its former Chief Executive Officer, Vice President of Operations and Director of Sales and certain production employees. As of September 30, 2011, $224,582 (September 30, 2010 - $0) was included in accrued liabilities related to the balance of severance payments still outstanding. No further expense related to severance payments is expected.

In August 2011, the Company’s restructuring plan was expanded to include a reorganization plan to reduce its overhead costs by re-locating its Canadian manufacturing operations into its facilities located in the United States. The Board of Directors approved the amendment to the Restructuring Plan. ESW believes that the synergies from operating at a single location will provide significant financial and logistical advantages, as well as synergies with its testing operations also located in the same facility. ESW has transitioned the production from Concord, Ontario, Canada to its existing facility located in Montgomeryville, PA, United States. ESW recognized a loss on impairment of property plant and equipment of $0.3 million for the nine month period ended September 30, 2011 and restructuring charges amounted to $1.1 million. In addition, ESW expects to incur an additional $0.2 million of restructuring charges associated with the closure of the facility, transfer of manufacturing equipment excluding any severance charges during the remainder of 2011. Key components of our transition plan have been completed by October 31, 2011.

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

Major Components of the restructuring expenses are tabulated below:

Details	Budgeted Restructuring Costs	Three months ended September 30, 2011	Nine months ended September 30, 2011
Severance agreements	$670,870	$166,616	$644,890
Training and set up expenses	384,500	124,182	124,182
Travel and Moving expenses	93,127	72,560	96,687
Software impairment	--	133,542	133,542
Product line changes	--	125,113	125,113
Others	20,873	2,796	23,669
Totals	$1,169,370	$624,809	$1,148,083

Restructuring charges relate to changes in the management and reductions in work force of the Company's subsidiary, ESW Canada Inc., training, moving, relocation charges related to the setup of the new subsidiary, Technology Fabricators Inc., and write downs related to changes in business strategy, product and software as a result of the decision to relocate operations. Budgeted amounts include amounts estimated for moving, additional training and relocation expenses that have not been accrued as of September 30, 2011 as these items are expensed as incurred.

The Company accrued the expenses related to severance agreements with its former Chief Executive Officer, Vice President of Operations and Director of Sales and certain production employees, no further expense related to severance payments are expected. As of September 30, 2011, $224,582 (September 30, 2010 - $0) was included in accrued liabilities related to the balance of severance payments still outstanding.

The following table defines the changes in accrued liability:

Accrual for severance costs	Amount
Accrual recognized March 30, 2011	$ 310,947
Reversal of accrual for severance agreements	(139,022)
Accrual balance as of June 30, 2011	171,925
Reversal of accrual for severance agreements Accrual for 2nd round of restructuring	(34,223) 86,890
Accrual balance as of September 30, 2011	$ 224,582

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

NOTE 4 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents includes cash and highly liquid investments purchased with an original or remaining maturity of 90 days or less at the date of purchase. At September 30, 2011 and December 31, 2010, all of the Company's cash and cash equivalents consisted of cash.

NOTE 5 - INVENTORY

Inventory consists of:

	SEPTEMBER 30,	DECEMBER 31,
INVENTORY	2011	2010
Raw materials	$1,056,354	$1,669,481
Work-in-process	1,703,866	2,737,545
Finished goods	25,024	7,492
TOTAL	$2,785,244	$4,414,518

The Company recorded inventory write downs amounting to $469,148 and $0 for the nine month periods ended September 30, 2011 and 2010, respectively, related to certain inventory that was sold at a loss to recover cash.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	SEPTEMBER 30,	DECEMBER 31,
CLASSIFICATION	2011	2010
Plant, machinery and equipment	$ 5,882,021	$ 5,790,507
Office equipment	382,651	384,902
Furniture and fixtures	450,581	461,817
Vehicles	25,421	18,288
Leasehold improvements	1,066,463	1,041,023
	7,807,137	7,696,537

Less: accumulated depreciation	(6,185,810)	(5,765,164)
Less: impairment loss	(286,445)	--
	$ 1,334,882	$ 1,931,373

	SEPTEMBER 30,
Depreciation Expense	2011	2010
Depreciation expense included in cost of sales	$ 207,920	$ 152,104
Depreciation expense included in operating expenses	276,765	579,484
Depreciation expense included in research and development costs	87,372	98,014
Total depreciation expense	$ 572,057	$ 829,602

At September 30, 2011 and December 31, 2010, the Company had $50,703 and $185,542, respectively, of customized equipment under construction.

The plant, machinery and equipment above include $36,391 and $37,939 in assets under capital lease with a corresponding accumulated depreciation of $31,541 and $25,723 as of September 30, 2011 and December 31, 2010, respectively.

As a result of the decision to relocate ESW’s manufacturing operations, the Company recognized an impairment loss. The estimated recovery from the sale of plant and machinery and office equipment was expected to be immaterial and, accordingly, the Company determined that the carrying value of these assets exceeded the sum of undiscounted cash flows from their use and eventual disposition. Due to uncertainties in both timing and amount of these cash flows, the Company utilized an expected present value technique to estimate the fair value. Based on this valuation, the Company assessed a value of $0 to these assets and recorded an impairment loss equal to the full amount of their carrying value. Recovery from the sale of these assets and differences due to exchange rate fluctuations will be offset against the impairment loss in the future periods. Impairment loss for the nine month period ended September 30, 2011 and 2010 amounted to $275,867, this amount consists of $286,445 impairment loss less disposal of plant and machinery for the net amount of $10,578.

The details of impairment loss recognized are summarised in the follows table:

Asset grouping	Impairment loss recognized
Plant and Machinery (Held for Sale)	$ 180,993
Office equipment (Held for Sale)	36,983
Leasehold improvements (disposed or abandoned)	93,328
Total impairment loss recognized June 30, 2011	$ 311,304
Effect of exchange rate fluctuations	(24,859)
Gain on disposal of Plant and Machinery	(10,578)
Change to impairment loss September 30, 2011	$ (35,437)
Total impairment loss recognized September 30, 2011	$ 275,867

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

As per the Loan Agreements, the Subordinated Lenders made loans to the Company in the principal aggregate amount of $3 million, represented by unsecured subordinated promissory notes (the "Notes"), dated February 17, 2011. Proceeds of the Loan, along with available cash funded working capital, capital investments and other general corporate expenditures. The Notes bore interest at a rate of 10% per annum, payable in-kind on a monthly basis commencing March 17, 2011, up to the date on which the Notes has been paid in full. The maturity date of the Loan was the earlier of: (i) the closing of a rights offering of the Company's common stock, par value $.001 per share, at a sale price of $0.12 per share (adjusted for any stock split, stock dividend or other similar adjustment) pursuant to which the Company planned to offer rights to purchase approximately $8 million in shares of Common Stock (the "Qualified Offering"), and also permitted all Subordinated Lenders to exchange their Notes and accrued interest (including any notes that may be issued for payment of interest) for shares of Common Stock at $0.12 per share or (ii) June 17, 2011 (the "Outside Date").

Effective June 14, 2011, the respective holders of ESW’s 10% unsecured subordinated promissory notes issued February 17, 2011 and May 3, 2011 in the aggregate principal amount of $4 million (collectively the "Notes") pursuant to the terms of the Notes, extended the maturity date of the Notes to July 15, 2011.

The terms of the Loan Agreements were analyzed in accordance with ASC 815 Derivatives and Hedging. The Loan Agreements allowed for the price for Notes exchanged for Common Stock to be adjusted in certain circumstances. The potential adjustment in the exchange price precludes the Company from being qualified for the exemption from being considered to be a derivative instrument. As such, the option of the Holders to exchange Notes for Common Stock and the option of the Qualified Holders to invest the balance of $1 million aggregate amount to purchase Common Stock were determined to be derivatives embedded in the Notes. These embedded derivatives are bundled together as a single compound embedded derivative and recorded and valued as a liability at the time of issuance on February 17, 2011 and on March 31, 2011.

The fair values of the embedded derivatives issued under the Loan Agreements on February 17, 2011 and March 31, 2011 were determined to be $3,485,101 and $2,148,656, respectively with the following assumptions: (1) risk free interest rate of 0.15% and 0.17%, (2) remaining contractual life of 4 and 2.5 months, (3) expected stock price volatility of 194% and 201%, and (4) expected dividend yield of zero. Since the fair values of the embedded derivatives were in excess of the proceeds, the Company recorded an immediate expense of $485,101 in the condensed consolidated statement of operations as a financing charge on embedded derivative liability. The embedded derivatives liability was recorded as a discount to the Notes at the time of issuance. The discount was recorded as interest accretion expense in the consolidated condensed statement of operations using the effective-interest method. The change in the fair value of $1,336,445 of the embedded derivative liability was recorded as gain in the consolidated condensed statements of operations for the nine months ended September 30, 2011.

Subsequently, on May 3, 2011, the Company entered into additional note subscription agreements and issued unsecured subordinated promissory notes (the “Bridge Notes”), with Orchard Investments, LLC ("Orchard"); Black Family 1997 Trust; Leon D. Black, UAD 11/30/92 FBO Alexander Black; Leon D. Black, UAD 11/30/92 FBO Benjamin Black; Leon D. Black, UAD 11/30/92 FBO Joshua Black; Leon D. Black, UAD 11/30/92 FBO Victoria Black; Leon D. Black; John J. Hannan and Richard Ressler ("Ressler") who are current shareholders and were subordinated lenders under prior loan agreements in the aggregate amount of $3 million with the Company entered into on February 17, 2011 and deemed affiliates of the Company. The Bridge Notes were approved by the Company's independent directors. Pursuant to the Loan agreements, the Subordinated Lenders made loans to the Company in the principal aggregate amount of $1 million subject to the terms and conditions set forth in the Loan Agreements and represented by unsecured subordinated convertible promissory notes. Proceeds of the Bridge Loan, along with available cash, were used by the Company to fund working capital.

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

Effective May 10, 2011, the Company entered into an Investment Agreement (the "Investment Agreement") with Orchard Investments, LLC ("Orchard"); Black Family 1997 Trust; Leon D. Black, UAD 11/30/92 FBO Alexander Black; Leon D. Black, UAD 11/30/92 FBO Benjamin Black; Leon D. Black, UAD 11/30/92 FBO Joshua Black; Leon D. Black, UAD 11/30/92 FBO Victoria Black; Leon D. Black; John J. Hannan and Richard Ressler ("Ressler") (each individually a "Bridge Lender" and collectively the "Bridge Lenders"). Pursuant to the Investment Agreement, the Bridge Lenders agreed to provide a backstop commitment to the Qualified Offering and agreed to collectively backstop the Qualified Offering by purchasing from the Company at a subscription price of $0.12 per share of Common Stock any shares not purchased by the Company's shareholders of record who were entitled to participate in the rights offering (after giving effect to any oversubscriptions) up to 29,166,667 shares of Common Stock for a total purchase price of $3.5 million (the "Backstop Commitment"). In addition to their rights to purchase shares pursuant to the Qualified Offering and the Backstop Commitment, the Bridge Lenders had the option, in their sole discretion, to purchase from the Company, at the subscription price, any other shares not purchased by the Company's stockholders through the Qualified Offering (the "Purchase Option"). If, after giving effect to the Qualified Offering, the Backstop Commitment and the Purchase Option, any of the Bridge Lenders shall have been unable to exchange any portion of his or its Notes, the Company also offered each Bridge Lender the right to purchase additional shares of Common Stock at the subscription price (payable through the exchange of Bridge Loans for Common Stock) such that each Bridge Lender shall have exchanged all of his or its notes for shares of Common Stock (the "Additional Subscription Offer"). In addition, if Ressler and Orchard collectively acquired less than $1.0 million worth of shares of Common Stock as part of the Qualified Offering, the Backstop Commitment, the Purchase Option and the Additional Subscription Offer, the Company agreed to offer to Ressler and Orchard an additional number of shares of Common Stock equal to the shortfall amount at the subscription price.

Effective June 30, 2011 the Company closed its rights offering. As part of the rights offering and the Investment Agreement, the principal due on the Notes and the Bridge Notes, in the aggregate amount of $4,000,000, and corresponding interest in the amount of $126,850, were converted into Common stock at the rights offering price of $0.12 per share. As a result of these transactions, the Company satisfied its obligations with respect to the Notes and the Bridge Notes and both were cancelled.

As of September 30, 2011 and December 31, 2010, there was no outstanding principal and interest on notes payable to related parties.

The discount on the aggregate $4 million notes issued on February 17, 2011 and May 3, 2011 was recorded as interest accretion expense in the consolidated condensed statements of operations using the effective-interest method. Due to the conversion of the note the Company expensed the full amount of the discount and recorded interest accretion expense of $3,506,074 in the consolidated condensed statement of operations for the nine month period ended September 30, 2011. The convertible derivative liability in the aggregate amount of $2,654,730 recorded in relation to the aggregate $4 million notes issued on February 17, 2011 and May 3, 2011 was transferred to equity on the consolidated condensed balance sheet at June 30, 2011 (see Note 12).

NOTE 8 - BANK LOAN

Effective March 31, 2010, ESW's subsidiary, ESW Canada, had entered into a demand revolving credit facility agreement with a Canadian chartered bank, Canadian Imperial Bank of Commerce ("CIBC") to meet working capital requirements (the "Demand Credit Agreement"). The Demand Credit Agreement had a credit limit of $4 million Canadian. Borrowings under the facility were limited to a percentage of accounts receivable plus a percentage of inventories (capped at $1 million Canadian or 50% of the accounts receivable portion) less any prior ranking claims. The Demand Credit Agreement was guaranteed by the Company and its subsidiaries, ESWC, ESWA, BBL, and ESWT, through a general security agreement over all assets to CIBC. The facility had been guaranteed to CIBC under EDC's Export Guarantee Program. Borrowings under the Demand Credit Agreement bore interest at 2.25% above CIBC's prime rate of interest. Obligations under the Demand Credit Agreement were collateralized by a first-priority lien on the assets of the Company and its subsidiaries, including accounts receivable, inventory, equipment and other tangible and intangible property, including the capital stock of all direct subsidiaries.

The terms relating to the Demand Credit Agreement specifically noted that the Company maintain a tangible net worth of at least $4.0 million Canadian. The Demand Credit Agreement contained, among other things, covenants, representations and warranties and events of default customary for a facility of this type for the Company and its subsidiaries. Such covenants included certain restrictions on the incurrence of additional indebtedness, liens, acquisitions and other investments, mergers, consolidations, liquidations and dissolutions, sales of assets, dividends and other repurchases in respect of capital stock, voluntary prepayments of certain other indebtedness, capital expenditures and transactions with affiliates, subject to certain exceptions. Under certain conditions amounts outstanding under the Demand Credit Agreement could be accelerated. Such events included failure to comply with covenants, breach of representations or warranties in any material respect, non-payment or acceleration of other material debt, entry of material judgments not covered by insurance, or a change of control of the Company.

On November 8, 2010, November 26, 2010, and December 23, 2010, the Company's wholly owned subsidiary, ESWC, received the first, second and third waivers, respectively, of certain financial covenants under its Demand Credit Agreement with CIBC. Without the waivers, the Company's subsidiary would not be in compliance with the current ratio and effective tangible net worth covenants as set forth in the Demand Credit Agreement. In the event that the Company and its subsidiary, ESWC, failed to comply with the terms of the waiver and meet the current ratio and effective tangible net worth covenants prior to the end of the waiver period, same would constitute an event of default and the bank loan may needed to be repaid unless a further waiver or modification to the Demand Credit Agreement could be obtained.

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

Effective February 4, 2011, the Company's wholly owned subsidiary, ESWC, received a fourth waiver of certain financial covenants under its Demand Credit Agreement with CIBC. Without the waiver, the Company's subsidiary would not have been in compliance with the current ratio and effective tangible net worth covenants as set forth in the Demand Credit Agreement. The fourth waiver provided by CIBC extended the waiver period from January 31, 2011 through February 14, 2011 and also provided for a fee payable to CIBC for the extension as well as requiring the elimination of any margin deficit by February 14, 2011. In the event the Company and its subsidiary, ESWC, failed to comply with the terms of the waiver and meet the current ratio and effective tangible net worth covenants prior to the end of the waiver period, same could constitute an event of default as set forth in the Demand Credit Agreement unless a further waiver or modification to the Demand Credit Agreement could be obtained.

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

Effective July 18, 2011, ESW’s wholly owned subsidiary ESW Canada Inc, paid its senior lender the amount of $1.5 million (Canadian dollars) from the proceeds of the rights offering (see Note 12) to liquidate the outstanding balance on the bank loan. The senior lender has also discharged all liens, encumbrances and securities against the Company and its subsidiaries and cancelled the March 31, 2010 demand revolving credit facility agreement.

As of September 30, 2011 and December 31, 2010, $0 and $3,424,889, respectively, was owed under the credit facility to CIBC.

NOTE 9 - REDEEMABLE CLASS A SPECIAL SHARES

700,000 Class A special	$453,900 (based on the historical
shares authorized,	exchange rate at the time of
issued, and outstanding.	issuance.)

The redeemable Class A special shares were issued by the Company's wholly owned subsidiary, BBL, without par value, and are redeemable on demand by the holder of the shares, which is a private Ontario Corporation, at $700,000 Canadian (which translates to $677,811 US and $703,801 US at September 30, 2011 and December 31, 2010, respectively). As the redeemable Class A special shares were issued by the Company's wholly owned subsidiary, BBL, the maximum value upon which the Company is liable is the net book value of BBL. As of September 30, 2011 and December 31, 2010, BBL had an accumulated deficit of $1,192,858 US ($1,845,375 Canadian) and therefore, the holder would be unable to redeem the redeemable Class A special shares at their ascribed value.

NOTE 10 - CONVERTIBLE DEBENTURES

Included in the consolidated condensed financial statements at September 30, 2011 is the effect of an exchange feature included in the terms of the Share Subscription Agreement for $3,000,000 of Convertible Debentures issued on March 19, 2010, ("2010 Debentures") . The March 2010 Convertible Debentures were fully converted, including interest, into 6,007,595 shares of common stock on March 25, 2010. The exchange feature provided that if within twelve months from March 19, 2010, the Company enters into or closes another financing or other transaction (which for securities law purposes would be integrable with the offer and sale of the Securities) on terms and conditions more favorable to another purchaser, the terms and conditions of the 2010 Debentures shall be adjusted to reflect the more favorable terms. The exchange feature was determined by the Company to be a freestanding financial instrument and also to be a liability within the scope of ASC 480 Distinguishing Liabilities from Equity since there is an inverse relationship between the stock price of the Company and the Company's obligation. On December 31, 2010, the Company evaluated the fair value of the exchange feature based on the probability of closing another financing by March 18, 2011, and the fair value of the number of incremental shares to be issued at a lower estimated issue price. The probability of closing another financing by March 18, 2011, was estimated to be 100% on December 31, 2010. The fair value of the Company's common stock was determined by the closing price on the valuation date. On December 31, 2010, an exchange feature liability of $1,680,000 was recorded for the 2010 Debentures (see Note 12). Effective February 17, 2011, the Company and the 2010 Debenture investors reached an agreement (“the anti-dilution agreement”) whereby the investors would receive an approximate aggregate of 19,000,000 additional shares of Common Stock at an estimated price of $0.12 in conjunction with certain rights under the Prior Subscription Agreements in the event the Company closed a Qualified Offering (see Note 7). At March 31, 2011, the exchange feature liability related to the 2010 Debenture was recorded at a fair value of $2,280,000 with the change in fair value of exchange feature liability of $578,739 recorded as an expense in the consolidated condensed statement of operations and comprehensive loss.

At June 30, 2011, concurrent with the closing of the rights offering, the anti-dilution agreements were also closed. The exchange feature liability was transferred to equity towards the issuance of 19,000,000 shares of Common Stock.

EXCHANGE FEATURE LIABILITY TABLE

Transaction Detail	Original Instrument	Additional Shares	Exchange Feature Liability December 31, 2010	Change in fair value of exchange feature liability March 31, 2011	Exchange Feature Liability March 31, 2011	Exchange Feature Liability September 30, 2011	Comments
March 2010 Offering	Convertible Debenture	19,000,000	$ 1,680,000	$ 600,000	$ 2,280,000	$ --	See Note 10
November 2010 Offering	Common Stock and Warrants	1,750,000	225,600	(9,300)	216,300	--	See Note 12
December 2010 Offering	Common Stock and Warrants	1,750,000	228,262	(11,961)	216,300	--	See Note 12
	Totals	22,500,000	$ 2,133,862	$ 578,739	$ 2,712,600	$ --

There were no convertible debentures outstanding and zero corresponding accrued interest as of September 30, 2011 and December 31, 2010. As of December 31, 2010, the debt discount of $768,981 and deferred cost of $117,131 were fully amortized and expensed due to the conversion of the debentures effective March 25, 2010.

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

NOTE 11- INCOME TAXES

As of September 30, 2011, there are tax loss carry forwards for Federal income tax purposes of approximately $27,564,968 available to offset future taxable income in the United States. The tax loss carry forwards expire in various years through 2031. The Company does not expect to incur a Federal income tax liability in the foreseeable future. Accordingly, a valuation allowance for the full amount of the related deferred tax asset of approximately $9,647,739 has been established until realizations of the tax benefit from the loss carry forwards meet the "more likely than not" criteria.

LOSS CARRY
YEAR	FORWARD
1999	$ 407,067
2000	2,109,716
2001	2,368,368
2002	917,626
2003	637,458
2004	1,621,175
2005	2,276,330
2006	3,336,964
2007	3,378,355
2008	3,348,694
2009	2,927,096
2010	2,389,225
2011	1,846,894
Total	$27,564,968

Additionally, as of September 30, 2011, the Company's two wholly owned Canadian subsidiaries had non-capital tax loss carry forwards of approximately $12,740,927 available to be used, in future periods, to offset taxable income. The loss carry forwards expire in various years through 2031. The deferred tax asset of approximately $3,376,346 has been fully offset by a valuation allowance until realization of the tax benefit from the non-capital tax loss carry forwards are more likely than not.

LOSS CARRY
FORWARD FOREIGN
YEAR	OPERATIONS
2006	$ 557,683
2007	7,015
2008	3,939,849
2009	2,699,382
2010	2,750,854
2011	2,786,144
Total	$12,740,927

	For the period ended September 30,
	2011	2010
Statutory tax rate:
U.S.	35.00%	35.00%
Foreign	26.5%	33.00%

Loss before income taxes:
U.S.	$(5,157,452)	$(4,753,546)
Foreign	(3,167,607)	(1,151,589)
	$(8,325,059)	$(5,905,135)
Expected income tax recovery	$(2,644,524)	$(2,043,765)

Differences in income tax resulting from:
Depreciation and impairment(foreign operations)	69,293	48,134
Change in fair value of exchange feature liability	202,559	--
Financing charge on embedded derivative liability	169,785	126,000
Inducement premium on conversion of debentures	--	1,018,455
Stock based compensation	26,982	21,744
Gain on convertible derivative	(467,756)	--
Long-term debt interest expense accretion	1,227,126	269,143
Mark to market adjustment on advance share subscription	--	(436,492)
Accrued interest on loans	--	64,350
	(1,416,535)	(932,431)
Benefit of losses not recognized	1,416,535	932,431
Income tax provision (recovery) per financial statements	$ --	$ --

Components of deferred income tax assets are as follows:

	As at September 30,
	2011	2010
Property, plant and equipment	$ 166,665	$ 107,545
Tax loss carry forwards	13,024,085	11,902,849
Total	13,190,750	12,010,394
Valuation allowance	(13,190,750)	(12,010,394)
Carrying Value	$ --	$ --

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

In many cases the Company's uncertain tax positions are related to tax years that remain subject to examination by tax authorities. The following describes the open tax years, by major tax jurisdiction, as of September 30, 2011:

United States - Federal	2007 - present
United States - State	2007 - present
Canada - Federal	2008 - present
Canada - Provincial	2008 - present

Valuation allowances reflect the deferred tax benefits that management is uncertain of the Company's ability to utilize in the future.

NOTE 12 - STOCKHOLDERS' EQUITY

On March 25, 2010, the Company issued 43,756,653 shares of common stock in connection with the conversion of 2008 Debentures and 2009 Debentures into equity .

On March 25, 2010, the Company issued 6,007,595 shares of restricted common stock in connection with the conversion of 2010 Debentures into equity .

On November 30, 2010, the Company issued 4,375,668 shares as an inducement premium to the holders to convert all convertible debentures outstanding as of March 25, 2010.

Effective October 14, 2010 the Company's Board of Directors approved an increase in the authorized share capital.

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

Effective February 17, 2011, the Company and the Unit Offering investors reached an agreement whereby the investors received an approximate aggregate of 3,500,000 additional shares of Common Stock at an estimated price of $0.12 in conjunction with certain rights under the Share Subscription Agreements in the event the Company closed a Qualified Offering (see Note 7). At March 31, 2011 the exchange feature liability related to the shares in the Unit Offering was recorded at a fair value of $432,600. At March 31, 2011 the exchange feature liability related to the warrants in the Unit Offering was recorded at a fair value of $0 since the probability of Company exchanging warrants with a lower strike price is estimated to be 0%. The change in fair value of exchange feature liability related to the Unit Offering of $(21,262) was recorded as a reduction of the loss on fair value of exchange feature liability related to the 2010 Debentures.

The following table sets forth a summary of the shares issued on July 15, 2011 as a result of the closing of the rights offering effective June 30, 2011:

	Number of Shares	Amount
Subscription receivable	32,143,170	$3,857,180
Conversion of notes payable to related parties and related accrued interest (see Note 7)	34,390,418	4,126,850
Conversion of accrued expenses	136,424	16,374
Reclassification of conversion option liabilities to equity (see Note 7)	--	2,654,730
Conversion of exchange feature liability (see Note 10)	22,500,000	2,712,600
Rights offering costs	--	(388,600)
Total	89,170,012	$12,979,134

NOTE 13 - STOCK OPTIONS AND WARRANT GRANTS

On April 15, 2010 the Board of Directors granted an aggregate award of 900,000 stock options to a former executive officer and former director and one director. The options vest over a period of three years with an exercise price of $0.65 (fair market value of the Company's common stock as of the date of grant) with expiry five years from the date of award. Effective February 7, 2011, with the resignation of a director, the unvested portion of the stock options had lapsed, and ceased to vest. The balance of the stock option expense of the April 15, 2010 award is as follows:

DATE	Stock Option
Expense
April 15, 2011	$ 62,127
April 15, 2012	$ 82,836
April 15, 2013	$ 20,709

During the nine month period ended September, 2011, 475,000 stock options were issued, of which 225,000 of these stock options reported previously as vesting over three years starting June 30, 2012. The 225,000 stock options compensation expense was to be recognized as an expense over the vesting period, which was to originally begin June 30, 2012. Consequently the Company had not previously recognized a compensation expense in relation to these options. As of October 6, 2011 the vesting terms of these 225,000 options were amended to as of October 06, 2011 and now vest immediately at that date. The amended stock option expense for these options will be recorded in the next reporting period.

During the nine month periods ended September 30, 2011 and 2010, $77,118 and $62,126, respectively, has been recorded in the consolidated condensed statements of operations and comprehensive loss for stock based compensation.

A summary of option transactions, including those granted pursuant to the terms of certain employment and other agreements is as follows:

	STOCK	WEIGHTED
	PURCHASE	AVERAGE
DETAILS	OPTIONS	EXERCISE PRICE
OUTSTANDING, JANUARY 1, 2010	3,670,000	$ 0.76
Granted	900,000	$ 0.65
Expired	(970,000)	($ 0.97)
OUTSTANDING, DECEMBER 31, 2010	3,600,000	$ 0.68

Granted	475,000	$ 0.12
Expired	(500,000)	($ 0.73)
OUTSTANDING, SEPTEMBER 30, 2011	3,575,000	$ 0.60

At September 30, 2011, and December 31, 2010 the outstanding options have a weighted average remaining life of 16 months and 23 months respectively.

The weighted average fair value of options granted during 2011 were $0.02 and $0.07 and options granted during 2010 was $0.41 and was estimated using the Black-Scholes option-pricing model, using the following assumptions:

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

At September 30, 2011, the Company had outstanding options as follows:

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
3,575,000

Warrants issued in connection with various private placements of equity securities are treated as a cost of capital and no income statement recognition is required. A summary of warrant transactions is as follows:

		WEIGHTED AVERAGE
DETAILS	WARRANT SHARES	EXERCISE PRICE
OUTSTANDING, JANUARY 1, 2010	--	$ --
Granted	1,545,000	$ 0.65
Exercised	--	$ --
Expired	--	$ --
OUTSTANDING, DECEMBER 31, 2010 & SEPTEMBER 30, 2011	1,545,000	$ 0.65

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

No warrants were issued during the nine month periods ended September 30, 2011 and 2010.

NOTE 14 - RELATED PARTY TRANSACTIONS

During the nine month period ended September 30, 2011, in addition to fees and salaries as well as reimbursement of business expenses, transactions with related parties include:

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

• $200,000 related to services provided by Orchard Capital Corporation under a services agreement effective January 30, 2011. On April 19, 2011, the Company's board of directors ratified a Services Agreement ("Agreement") between the Company and Orchard Capital Corporation ("Orchard") which was approved by the Company's Compensation Committee. Under the Agreement, which was effective as of January 30, 2011, Orchard agreed to provide services that may be mutually agreed to by and between Orchard and the Company including those duties customarily performed by the Chairman of the Board and executive of the Company as well as providing advice and consultation on general corporate matters and other projects as may be assigned by the Company's Board of Directors as needed. Orchard has agreed to appoint Mark Yung, who is also employed by Orchard, as the Company's Executive Chairman to act on Orchard's behalf and provide the services to the Company under the Agreement. Orchard reserves the right to replace Mr. Yung as the provider of services under the Agreement at its sole option. The Agreement may be terminated by either party upon thirty (30) days written notice unless otherwise provided for under the Agreement. Compensation under the agreement is the sum of $300,000 per annum plus reimbursement for out-of-pocket expenses incurred by Orchard. The agreement includes other standard terms including indemnification and limitation liability provisions. Orchard is controlled by Richard Ressler; affiliated entities of Orchard as well as Richard Ressler own shares of the Company.

• Mr. Nitin Amersey who is a director of the Company is listed as a control person with the Securities and Exchange Commission of Bay City Transfer Agency Registrar Inc., the Company's transfer agent. He has no ownership equity in Bay City Transfer Agency Registrar Inc. nor is he an officer or a director of Bay City Transfer Agency Registrar Inc. For the nine month periods ended September 30, 2011 and 2010, the Company paid Bay City Transfer Agency Registrar Inc. $17,005 and $6,138 respectively.

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

NOTE 15 - COMMITMENTS AND CONTINGENCIES

LEASES

Effective November 24, 2004, the Company's wholly-owned subsidiary, ESWA, entered into a lease agreement for approximately 40,220 square feet of leasehold space at 2 Bethlehem Pike Industrial Center, Montgomery Township, Pennsylvania. The leasehold space houses the Company's research and development facilities and also houses ESW’s new manufacturing operations. The lease commenced on January 15, 2005 and was to expire January 31, 2010. Effective October 16, 2009, the Company's wholly-owned subsidiary ESWA entered into a lease renewal agreement with Nappen & Associates for the leasehold property in Pennsylvania. There were no modifications to the original economic terms of the lease under the lease renewal agreement. Under the terms of the lease renewal, the lease term will now expire February 28, 2013. Effective March 31, 2011, ESWA entered into a lease amendment agreement with Nappen & Associates for the leasehold property in Pennsylvania, whereby ESWA has the sole option to extend the expiry of the lease agreement by an additional 3 years if exercised, six months prior to February 28, 2013; there were no modifications to the original economic terms of the lease.

Effective December 20, 2004, the Company's wholly-owned subsidiary, ESWC, entered into an offer to lease agreement for approximately 50,000 square feet of leasehold space in Concord, Ontario, Canada. The leasehold space houses the Company's executive offices and previously housed the manufacturing operations. The possession of the leasehold space took place on May 24, 2005 and the term of the lease was extended to September 30, 2010. ESWC renewed its lease agreement at the current property for an additional five year term. The renewed lease period commenced on October 1, 2010 and ends on September 30, 2015.

The following is a summary of the minimum annual lease payments, for both leases.

YEAR
2011	$111,623
2012	446,494
2013	298,082
2014	275,158
2015	206,369
$1,337,727

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

CAPITAL LEASE OBLIGATION

The Company is committed to the following lease payments in connection with the acquisition of equipment under capital leases:

YEAR
2011	$ 604
2012	1,007
TOTAL	1,611

Less imputed interest	(73)
Total obligation under capital lease	1,538

Less current portion	(1,538)
Total long-term portion	$ 0

The Company incurred $198 and $1,778 of interest expense on capital lease obligation for the nine month periods ended September 30, 2011 and 2010, respectively.

RESTRUCTURING EXPENSES AND SEVERANCE AGREEMENTS

Restructuring charges relate to changes in the management and reductions in work force of the Company's subsidiary, ESW Canada Inc., training, moving, relocation charges related to the setup of the new subsidiary, Technology Fabricators Inc. and write downs related to changes in business strategy as a result of the decision to relocate operations. Restructuring expenses consist mainly of severance expenses amounting to $644,890, travel costs of $62,933, legal fees of $19,873, training and set up expenses of $124,182, moving expenses of $22,793, relocation expenses of certain employees of $10,962, write down due to software impairment $133,542, write down due to product line discontinuation $125,113 and other expenses of $3,795. The Company accrued a portion of the expenses related to severance agreements with its former Chief Executive Officer, Vice President of Operations and Director of Sales and certain production employees. As of September 30, 2011, $224,582 (September 30, 2010 - $0) was included in accrued liabilities related to the balance of severance payments still outstanding.

NOTE 16 - LOSS PER SHARE

Potential common shares of 3,575,000 related to ESW's outstanding stock options and 1,545,000 shares related to ESW's outstanding warrants, were excluded from the computation of diluted loss per share for the nine and three month periods ended September 30, 2011 because the inclusion of these shares would be anti-dilutive.

Potential common shares of 4,395,000 related to ESW's outstanding stock options and 4,375,665 shares related to ESW's advance share subscription were excluded from the computation of diluted loss per share for the period ended September 30, 2010 because the inclusion of these shares would be anti-dilutive.

The reconciliation of the number of shares used to calculate the diluted loss per share is calculated as follows:

	For the nine month period ended		For the three month period ended
	2011	2010	2011	2010
		.
NUMERATOR
Net loss for the period	$(8,325,059)	$(5,905,135)	$(1,302,263)	$(1,059,643)

Interest on long-term debt	--	183,858	--	--
Amortization of deferred costs	--	117,131	--	--
Long-term debt accretion	--	768,981	--	--
Inducement premium	--	2,909,872	--	--
Mark to market adjustment on advance share subscription	--	(1,247,119)	--	(525,080)
Change in fair value of exchange feature liability	578,739	360,000	--	360,000
Interest on notes payable to related party	126,850	11,342	--	--
Interest accretion expense	3,506,074	--	--	--
Financing charge on embedded derivative liability	485,101		--
Gain on convertible derivative	(1,336,445)	--	--	--
Bank fees related to credit facility covenant waivers	154,205	--	--	--
Gain on disposal of property and equipment	--	8,777	5,583	(14)
Interest income	--	(216)	--	--
	$(4,810,535)	$(2,792,509)	$(1,296,680)	$(1,224,737)
	.
DENOMINATOR
Weighted average number of shares outstanding	154,755,625	108,458,309	205,064,429	123,588,099

Dilutive effect of :
Stock options	--	--	--	--
Warrants	--	--	--	--
Exchange feature liability share	--	--	--	--
Exchange of unsecured subordinated promissory notes and rights	--	--	--	--

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	154,755,625	108,458,309	205,064,429	123,588,099

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

GENERAL OVERVIEW

Environmental Solutions Worldwide Inc. ("we," "us," "ESW" or the "Company") is a publicly traded company engaged through its wholly owned subsidiaries ESW Canada Inc. (“ESWC”), ESW America Inc. (“ESWA”), Technology Fabricators Inc. (“TFI”) and ESW Technologies Inc. (ESWT), (together the "ESW Group of Companies") in the design, development, manufacture and sale of emission technologies and services. ESW is currently focused on the international medium duty and heavy duty diesel engine market for on-road and off-road vehicles as well as the utility engine, mining, marine, locomotive and military industries. ESW also offers engine and after treatment emissions verification testing and certification services.

Effective July 6, 2011, the ESW’s subsidiary ESWC, setup a wholly owned subsidiary, Technology Fabricators Inc. TFI will house ESWC’s manufacturing operations and will be co-located at 200 Progress Drive, Montgomeryville, PA, 18936 along with ESW’s Air Testing operations. All manufacturing for ESW’s products are being done out of TFI starting October 1, 2011.

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

Effective May 10, 2011, the Company announced that it had entered into an Investment Agreement with the Bridge Lenders, who are current shareholders and at the time were also subordinated lenders to ESW under unsecured promissory notes totaling $4.0 million. The Bridge Lenders agreed to provide a backstop commitment to a rights offering of the Company's common stock at a sale price of $0.12 per share (Qualified Offering) and agreed to collectively backstop the Qualified Offering by purchasing from the Company at a subscription price of $0.12 per share of Common Stock. The backstop provided for the participants of the Investment Agreement to buy any shares not purchased by the Company's shareholders of record that were entitled to participate in the rights offering (after giving effect to any oversubscriptions) up to 29,166,667 shares of Common Stock for a total purchase price of $3.5 million.

On May 10, 2011 the Company filed a Registration Statement related to subscription rights to purchase Common Stock, $0.001 par value and the shares of Common Stock deliverable upon the exercise of the subscription rights pursuant to the rights offering. The registration statement was declared effective by the Securities and Exchange Commission on June 9, 2011. The Company offered rights to existing shareholders of record as of June 9, 2011 to purchase approximately $8 million in shares of common stock. The rights offering sought to raise cash for the Company to meet its working capital needs and pay down ESW’s senior lender. The rights offering allowed for all subordinated lenders to exchange their unsecured subordinated promissory notes (and other notes paid in-kind for the payment of interest under the notes) for shares of common stock under the offering. On June 30, 2011, the Company closed its rights offering. A total of 66,670,012 shares were issued as part of the rights offering and related transactions, $3.9 million was raised in cash and $4.1 million was paid for through the exchange of principal and accrued interest on the Notes. Under the Rights Offering, shareholders subscribed for 15,590,234 shares for approximately $1.9 million in cash. The Bridge Lenders subscribed for 23,228,970 shares of Common Stock at a price of $0.12 per share, which was paid for through the exchange of principal and accrued interest on the Notes of approximately $2.8 million. Pursuant to the backstop commitment, the Bridge Lenders purchased 27,714,385 shares of Common Stock at price of $0.12 per share for approximately $3.3 million, of which $2.0 million was paid in cash and $1.3 million was paid for through the exchange of the balance of principal and accrued interest due on the Notes. As a result of these transactions, the Company satisfied its obligations with respect to the Notes and the Notes were cancelled.

Effective July 18, 2011, ESWC paid its senior lender the amount of $1.5 million (Canadian dollars) from the proceeds of the rights offering to liquidate the outstanding balance on the bank loan. The senior lender has discharged all liens, encumbrances and securities against ESW and its subsidiaries and cancelled the March 31, 2010 demand revolving credit facility agreement.

The additional capital raised by the rights offering is expected to give ESW the opportunity to execute against its short term and medium term plans.

ESW has made significant investments in research and development and obtaining regulatory approvals for its technologies.

On August 23, 2011, ESW received notification from the United States Environmental Protection Agency ("EPA") that the Company's XtrmCat(TM) Kit is now certified for 2 stroke, Category 2, marine engines. The issuance of the 'remanufacturing certificate' is a significant milestone for the Company as it validates the DOC technology for the marine market sector. The Certifications are applicable to Electro-Motive Diesel (“EMD”) 710 and 645 engines. The XtrmCat(TM) can achieve Tier 0 and Tier I compliance as per 40 CFR 1042 when retrofitted to EMD 710 and 645 engines. ESW expects revenues from this product to materialize 2012.

The products that ESW is pursuing for verification / certification to cover the following primary technology levels established by CARB:

• Expansion of On Road Active Diesel Particulate Filter verification to include Exhaust Gas Recirculation engines for Level III +- PM reduction greater than 85%

• ESW's XtrmCat(TM) product designed for locomotive, Tier 0, turbocharged EMD 645 and 710 engines was tested at an EPA recognized facility for certification during March and April 2011 along with the marine product. Certification applications for the rail product are pending with the EPA.

ESW believes that with the additional certifications/verification of the above range of products, ESW will cover a significant portion of the market and give ESW the competitive advantage to be the technology of first choice in retrofit and OEM applications. ESW is still contemplating pursuing verification for a Level II and/or Level I product.

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

In addition, ESW is reducing its overhead costs by re-locating its Canadian manufacturing operations to its facilities located in the State of Pennsylvania in the United States. ESW believes that the synergies from operating at a single location will provide significant financial and logistical advantages, as well as synergies with its testing operations also located in the same facility. In addition, the move to the United States will help mitigate currency risk as currently all of ESW’s revenues are from the United States and going forward a significant portion of ESW’s raw materials and components will be sourced from the United States. Key components of our transition plan have been completed by October 31, 2011. For the Canadian facility at Concord, Ontario ESW has retained a commercial real estate broker and the facility is being marketed for a sub-lease or re-lease ESW expects to transition out of the Canadian facility by December 31, 2011.

ESW is also offsetting a portion of the relocation and training costs through state grants provided by the State of Pennsylvania. In addition, ESW has also applied to the State of Pennsylvania for up to $500,000 capital financing under its economic development programs, initial approval for the loan has been received and ESW is in the process of closing the security documentation required for the loan.

ESW has transitioned the production from Concord, Ontario, Canada to its existing facility located in Montgomeryville, PA, United States. During the quarter the Company engaged in preparation of the US facilities, hiring of workers and setup of machinery in the PA operations with production commencing October 01, 2011. ESW has made changes to its Canadian operations with a phased reduction in employees running through to October 31, 2011; retention agreements for key employees for the transition of operations and training were executed. Many of these agreements have been fulfilled.

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

4) ESW has revisited relationships with critical vendors, in addition to setting up favorable payment plans to reduce the outstanding balances with these vendors. ESW has also secured and continues to secure volume discounts on critical components. ESW has also identified and engaged new vendors in the US for parts supply. In addition, there is a greater focus on outsourcing opportunity for labor intensive parts.

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

7) ESW is focusing on increasing revenue from testing services provided to third parties from its Air Testing Facility in Montgomeryville, Pennsylvania.

In 2011 ESW’s Air Testing Services in Montgomeryville, PA has seen a steady increase in business, in line with ESW’s effort to increase revenues from these operations. Revenue from offering air testing as a service to outside customers has increased from $ 131,517 for the nine month period ended 2010 to $406,510 for the nine month period ended 2011.

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

COMPARISON OF THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2011 TO THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2010

RESULTS OF OPERATIONS

The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the MD&A included in ESW's Annual Report on Forms 10-K, for the year ended December 31, 2010.

Revenues for the three month period ended September 30, 2011, increased by $733,013, or 29.6 percent, to $3,213,491 from $2,480,478 for the three month period ended September 30, 2010. The increase in revenue is mainly related to sales of ESW's ThermaCat (TM) product in the on- road school bus market.

Cost of sales as a percentage of revenues for the three month period ended September 30, 2011 was 78.0 percent compared to 66.0 percent for the three month period ended September 30, 2010. Cost of sales for the three month period ended September 30, 2011 increased by $869,561 or 53.1 percent, mainly due to a 29.6% increase in revenues over the prior period. In addition, in the current three month period there was a $28K incremental charge related to installations and service. The increase in cost of sales in the current period is related to the following:

(a) an increase in overhead costs of $365,615 as we apply higher overheads to our cost of sales due to improved visibility on the costs enabling better allocation of the overhead expenses, previously expensed as operating expenses (b) an increase in material costs by 5% and (c) adverse currency fluctuation. Labor costs were fairly consistent as a percentage of revenue compared to the prior year three month period. The Company is constantly reviewing its production costing and has updated the pricing of its products to distributors. ESW is also further reducing its overhead expenses and production costs by streamlining its manufacturing operations into Pennsylvania in order to enhance margins.

Marketing, office and general expenses for the three month period ended September 30, 2011, decreased by $399,005, or 31.6 percent, to $865,237 from $1,264,242 for the three month period ended September 30, 2010. The decrease is primarily due to the following: (a) a decrease of $37,825 in facility costs, resulting from higher overheads applied to cost of sales, (b) a $105,925 decrease in general administration expenses (c) a decrease in factory expense of $183,091 resulting from cost saving initiatives and higher factory overheads applied to cost of sales, (d) a decrease in administration salaries and wages of $24,982 and decreases in Sales and Marketing wages and selling expenses by $11,989 both resulting from the restructuring of operations in the first quarter of 2011 and (e) a decrease in investor relation costs of $35,193.

The Company incurred $624,809 in restructuring charges for the three month period ended September 30, 2011 (three month period ended September 30, 2010 - $0), due to various severances and other related payments. The Company incurred expenses related to the second round of restructuring as a result of relocation of operations. The details of the restructuring charges are as follows:

Details	$
Severance agreements	$ 166,616
Software impairment	133,542
Product line changes	125,113
Training and set up expenses	124,182
Travel costs	38,806
Moving expenses	22,792
Legal fees	2,796
Relocation costs	10,962
$ 624,809

Research and development ("R&D") expenses for the three month period ended September 30, 2011 increased by $50,698, or 24.5 percent, to $257,867 from $207,169 for the three month period ended September 30, 2010. The primary driver of R&D expenses for the three month period ended September 30, 2011 was related to ESW's pursuit of the certification of its locomotive and marine product, the XtrmCat(TM). In addition, the increase is also related to the Company receiving grant money amounting to $135,753 for the three month period ended September 30, 2010, during the three month period ended September 30, 2011 there was not grant funding to offset R&D cost.

Officers’ compensation and directors’ fees for the three month period ended September 30, 2011 decreased by $79,374, or 33.0 percent, to $161,304 from $240,678 for the three month period ended September 30, 2010. The decrease in fees is mainly due to changes in executive management and the board compensation structure of ESW.

Consulting and professional fees for the three month period ended September 30, 2011 decreased by $49,385, or 42.2 percent, to $67,670 from $117,055 for the three month period ended September 30, 2010. In the prior year period expenses were higher and related to (a) legal fees for ESW’s March 2010 demand revolving credit facility agreement with a Canadian chartered bank (b) an increase in audit fees (c) fees related to Sarbanes-Oxley 404 consulting as well as (d) fees related to a management consultant.

Foreign exchange gain for the three month period ended September 30, 2011, was $16,497 as compared to a gain of $10,203 for the three month period ended September 30, 2010. This is a result of the fluctuation in the exchange rate of the Canadian Dollar to the United States Dollar.

Depreciation and amortization expense for the three month period ended September 30, 2011 decreased by $170,617, or 68.5 percent to $78,406 from $249,023 for the three month period ended September 30, 2010. The depreciation costs for the three month period ended September 30, 2011 were substantially lower as (a) we did not depreciate assets held for sale and assets to be abandoned in ESW’s Canadian operations as a result of the relocation of operations, (b) we applied additional depreciation to cost of sales, (c) patents were fully amortized and (d) a portion of the assets have been fully depreciated.

The Company has valued the impairment loss at $275,304 on property, plant and equipment of ESW Canada at September 30, 2011. For the three months ended September 30, 2011 there was a recovery of $35,437 mainly resulting from foreign exchange fluctuation as all the impaired assets are held in the Canadian operations, with a small amount of recovery from the sale of assets. ESW is consolidating its manufacturing operations into its Montgomeryville, PA facility, with a minimal estimated recovery from the sale of plant and machinery and office equipment. The balance of the plant and machinery and office equipment will be transferred to Montgomeryville, PA. The leasehold improvements have been fully written down as the operations will be relocated from its Concord, Ontario facility. Loss on impairment of property plant and equipment for the three month period September 30, 2010 was $0.

Loss from operations for the three month period ended September 30, 2011, increased by $71,943, or 5.9 percent, to $1,296,680 from $1,224,737 for the three month period ended September 30, 2010. ESW’s loss from operations for the three month period ended September 30, 2011 included restructuring expenses of $624,809 and depreciation expenses of $151,962.

Effective March 25, 2010, the November 2008, and the August 2009 debenture holders agreed to convert all outstanding convertible debentures as per the terms of the respective debenture agreements. The early conversion of the debentures was a condition precedent to ESWC entering into a new credit facility with CIBC. The conversion of the November 2008 and the August 2009 debentures also triggered the mandatory conversion feature on the March 19, 2010, debentures. As part of the agreement to convert all existing convertible debentures the Company has paid a premium as an inducement to convert all debentures. The premium was payable to all converting debenture holders and was subject to a positive fairness opinion, approval by a Fairness Committee consisting of independent directors of the Company's Board of Directors and an increase in the share capital of the Company. The premium consists of 4,375,665 shares of Common Stock. As the Company did not have sufficient authorized shares as of the date of conversion of the debentures to fulfill the premium, the premium had been recorded as an advance share purchase agreement at fair market value $2,909,872 at March 31, 2010 (March 31, 2011 - $0). The agreement was without interest, subordinated to the banks position and payable in a fixed number of common shares (4,375,665 shares) of the Company upon increase in the authorized share capital of the Company. In summary, the fair value of the advanced share subscription was dependent on the market price of the Company's common stock, as the Company did not have sufficient available authorized common shares to fulfill this obligation as on September 30, 2010. The advanced share subscription was re-valued based on the market price of the Company's common stock at the end of each reporting period until it was fulfilled by the issuance of authorized common shares. The resulting revaluations either cause gains or losses on the consolidated condensed statement of operations and comprehensive loss. For the three month period ended September 30, 2011, the mark to market adjustment on advance share subscription was $0 as this obligation was settled in November 2010 by the issuance of shares. For the three months period ended September 30, 2010, the mark to market adjustment on advance share subscription resulted in a $525,080 gain on the consolidated condensed statement of operations and comprehensive loss.

The Share Subscription Agreement for the 2010 Debentures contained an exchange feature. The exchange feature provides that if within twelve months from March 19, 2010, the Company enters into or closes another financing or other transaction (which for securities law purposes would be integrable with the offer and sale of the Securities) on terms and conditions more favourable to another purchaser, the terms and conditions of the 2010 Debentures shall be adjusted to reflect the more favourable terms. On September 30, 2010, the Company re-evaluated the fair value of the exchange feature and determined that the probability of closing another financing by March 18, 2011 was approximately 50% and the conversion price of the 2010 Debentures would be reset, if there was another financing, since the closing price of Company's shares of common stock on September 30, 2010 was less than the conversion price. On September 30, 2010 a liability of $360,000 was recorded for the exchange feature in these restated consolidated condensed financial statements with a $360,000 expense related to change in fair value of exchange feature liability recorded in the consolidated statements of operations and comprehensive loss ($0 for the three month period ended September 30, 2011).

COMPARISON OF THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2011 TO THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2010

RESULTS OF OPERATIONS

The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the MD&A included in ESW's Annual Report on Forms 10-K, for the year ended December 31, 2010.

Revenues for the nine month period ended September 30, 2011, decreased by $14,128, or 0.2 percent, to $8,314,076 from $8,328,204 for the nine month period ended September 30, 2010. The revenue in the current year nine month period was consistent with the prior year nine month period.

Cost of sales as a percentage of revenues for the nine month period ended September 30, 2011 was 85.3 percent compared to 65.0 percent for the nine month period ended September 30, 2010. Cost of sales for the nine month period ended September 30, 2011 increased by $1,678,867 or 31.0 percent. The primary reason for low gross margin for the nine month period ended September 30, 2011 was (a) the write-down of inventory in the amount of $469,148. The increase in cost of sales in the current period also is related to the following:

(b) increases in the cost of materials of $418,987 mainly driven by the increasing cost of precious metals, components and supplies used in production (c) an increase in overhead costs of $713,265 as we apply higher overheads to our cost of sales due to improved visibility on the costs enabling better allocation of the overhead expenses, previously expensed as operating expenses, and (d) an increase of $77,467 in labour cost. The Company is constantly reviewing its production costing and has updated the pricing of its products to distributors, in addition, ESW has embarked in a plant streamlining program that will further reduce overhead expenses and production costs to improve and maintain future margins.

Marketing, office and general expenses for the nine month period ended September 30, 2011, decreased by $586,104, or 16.9 percent, to $2,872,802 from $3,458,906 for the nine month period ended September 30, 2010. The decrease is primarily due to: (a) a decrease in Sales and Marketing wages and selling expenses by $86,084, resulting from a decrease in Sales and Marketing wages and a reversal of bad debt provisions on December 31, 2010, (b) a decrease of $196,437 in facility costs, and (c) a decrease in factory expenses of $160,057 resulting from higher overheads applied to cost of sales (d) a decrease in administration salaries and wages of $60,006 resulting from restructuring activities, (e) a decrease in investor relation costs of $47,782 resulting from cancellation of an investor relation contract and (f) a decrease in general administration costs of $35,738 resulting from restructuring activities.

The Company incurred $1,148,083 in restructuring charges for the nine month period ended September 30, 2011 (September 30, 2010 - $0), due to various severances and other related payments. The Company incurred severance expenses related to separation agreements with its former Chief Executive Officer, Vice President of Operations and Director of Sales in the amount of $432,377, and separation agreements for the second round of restructuring as a result of relocation of operations in the amount of $166,616, total of all severance agreements with employees amounted to $644,890 of which $224,583 was included in accrued liabilities at September 30, 2011 and will run-off during the balance of the period stipulated in the separation agreements. The details of the restructuring charges are as follows:

Details	$
Severance agreements	$ 644,890
Software impairment	133,542
Product line changes	125,113
Training and set up expenses	124,182
Travel costs	62,933
Moving expenses	22,793
Legal fees	19,873
Relocation costs	10,962
Others	3,795
$1,148,083

Research and development ("R&D") expenses for the nine month period ended September 30, 2011 increased by $100,295, or 20.4 percent, to $591,764 from $491,469 for the nine month period ended September 30, 2010. The primary driver of R&D expenses for the first nine months of fiscal year 2011 related to ESW's pursuit of the certification of its locomotive and marine product, the XtrmCat(TM), including the final EPA certification testing at a recognised testing facility. To offset this increase, the Company received grant money amounting to $278,712 and $135,753 for the nine month periods ended September 30, 2011 and 2010 respectively.

Officers’ compensation and directors’ fees for the nine month period ended September 30, 2011 decreased by $148,792, or 20.7 percent, to $568,290 from $717,082 for the nine month period ended September 30, 2010. The decrease is mainly due to changes in executive management and the Company’s board compensation structure.

Consulting and professional fees for the nine month period ended September 30, 2011 decreased by $47,029, or 17.9 percent, to $215,126 from $262,155 for the nine month period ended September 30, 2010. In the prior year period expenses were higher and related to (a) legal fees for ESW’s March 2010 demand revolving credit facility agreement with a Canadian chartered bank (b) an increase in audit fees (c) fees related to Sarbanes-Oxley 404 consulting as well as (d) fees related to a management consultant.

Foreign exchange loss for the nine month period ended September 30, 2011, was $68,222 as compared to a loss of $38,991 for the nine month period ended September 30, 2010. This is a result of the fluctuation in the exchange rate of the Canadian Dollar to the United States Dollar.

Depreciation and amortization expense for the nine month period ended September 30, 2011 decreased by $446,520, or 60.4 percent to $292,911 from $739,431 for the nine month period ended September 30, 2010. In the nine month period ended September 30, 2011 the depreciation costs were substantially lower as (a) we did not depreciate assets held for sale and assets to be abandoned in ESW’s Canadian operations as a result of the relocation of operations, (b) we applied additional depreciation to cost of sales, (c) patents were fully amortized and (d) a portion of the assets have been fully depreciated.

The Company has recorded an impairment loss of $275,867 for property, plant and equipment of ESW Canada for the nine months ended September 30, 2011. ESW is consolidating its manufacturing operations into its Montgomeryville, PA facility, with a minimal estimated recovery from the sale of plant and machinery and office equipment. The balance of the plant and machinery and office equipment will be transferred to Montgomeryville, PA. The leasehold improvements have been fully written down as the operations will be relocated from its Concord, Ontario, facility. Loss on impairment of property plant and equipment for the nine month period September 30, 2010 was $0.

Loss from operations for the nine month period ended September 30, 2011, increased by $2,018,026, or 72.3 percent, to $4,810,535 from $2,792,509 for the nine month period ended September 30, 2010. Of the $4,810,535 in loss from operations, $1,478,857 was attributed to non cash losses for the nine month period ended September 30, 2011, including depreciation of $588,203, loss on impairment of property plant and equipment of $275,867, write-down of inventory in the amount of $469,447, stock based compensation of $77,118 and a foreign exchange loss of $68,222. In addition, the Company has also incurred $1,148,083 of expenses related to the restructuring of its operations.

Interest expense on long-term debt related to Convertible Debentures was $0 for the nine month period ended September 30, 2011 as compared to $183,858 for the nine month period ended September 30, 2010. Amortization of deferred costs amounted to $0 for the nine month period ended September 30, 2011 as compared to $117,131 for the nine month period ended September 30, 2010. Long term debt accretion expenses amounted to $0 for the nine month period ended September 30, 2011 as compared to $768,981 for the nine month period ended September 30, 2010.

Effective March 25, 2010, the November 2008 and the August 2009 debenture holders agreed to convert all outstanding convertible debentures as per the terms of the respective debenture agreements. The early conversion of the debentures was a condition precedent to the Company's wholly owned subsidiary, ESW Canada, entering into a new credit facility with CIBC. The conversion of the November 2008 and the August 2009 debentures also triggered the mandatory conversion feature on the March 19, 2010, debentures. As part of the agreement to convert all existing convertible debentures the Company has paid a premium as an inducement to convert all debentures. The premium was payable to all converting debenture holders and was subject to a positive fairness opinion by a Fairness Committee consisting of independent directors of the Company's Board of Directors and an increase in the share capital of the Company. The premium consists of 4,375,665 shares of Common Stock. As the Company did not have sufficient authorized shares as of the date of conversion of the debentures to fulfill the premium, the premium had been recorded as an advance share purchase agreement at fair market value $2,909,872 at September 30, 2010 (September 30, 2011 - $0). The agreement was without interest, subordinated to the banks position and payable in a fixed number of common shares (4,375,665 shares) of the Company upon increase in the authorized share capital of the Company. In summary, the fair value of the advanced share subscription was dependent on the market price of the Company's common stock, as the Company did not have sufficient available authorized common shares to fulfill this obligation as on September 30, 2010. The advanced share subscription was re-valued based on the market price of the Company's common stock at the end of each reporting period until it was fulfilled by the issuance of authorized common shares in November 2010. The resulting revaluations either cause gains or losses on the consolidated condensed statement of operations and comprehensive loss.

The Share Subscription Agreement for the 2010 Debentures contained an exchange feature. The exchange feature provided that if within twelve months from March 19, 2010, the Company entered into or closed another financing or other transaction (which for securities law purposes would be integrable with the offer and sale of the Securities) on terms and conditions more favorable to another purchaser, the terms and conditions of the 2010 Debentures shall be adjusted to reflect the more favorable terms. On March 31, 2011, the Company re-evaluated the fair value of the exchange feature and determined that the probability of closing another financing was 100% and the conversion price of the 2010 Debentures would be reset. On March 31, 2011, an additional liability of $578,739 was recorded for the exchange feature in these consolidated condensed financial statements with a $578,739 expense related to change in fair value of exchange feature liability recorded in the consolidated statements of operations and comprehensive loss. Change in fair value of exchange feature liability for the nine month period ended September 30, 2011, amounted to $578,739 as compared to $360,000 for the nine month period ended September 30, 2010.

The Company incurred $126,850 interest cost on notes payable to related party for the $4 million unsecured subordinated promissory notes during for the nine month period ended September 30, 2011, as compared to $11,342 for the $500,000 unsecured subordinated promissory notes during the nine month period ended September 30, 2010.

At September 30, 2011, the Company recorded interest accretion expense of $3,506,074 (September 30, 2010 - $0), a financing charge on embedded derivative liability of $485,101 (September 30, 2010 - $0) and a gain on convertible derivative of $1,336,445 (September 30, 2010 - $0) related to the discount feature and the embedded derivative features in the $4 million notes payable to related party.

Bank fees resulting from credit facility covenant waivers related to ESW’s secured demand credit agreement amounted to $154,205 for the nine month period ended September 30, 2011 (September 30, 2010 - $0).

Gain on disposal of property and equipment amounted to $0 for the nine month period ended September 30, 2011 (September 30, 2010 – $8,777).

Restructuring of manufacturing operations: In August 2011, ESW adopted a reorganization plan to reduce its overhead costs by re-locating its Canadian manufacturing operations into its facilities located in the United States. ESW believes that the synergies from operating at a single location will provide significant financial and logistical advantages, as well as synergies with its testing operations also located in the same facility. ESW has transitioned the production from Concord, Ontario, Canada to its existing facility located in Montgomeryville, PA, United States. ESW recognized a loss on impairment of property plant and equipment of $0.3 million for the nine month period ended September 30, 2011 and restructuring charges amounted to $1,148,083. In addition, ESW expects to incur an additional $0.2 million of restructuring charges associated with the closure of the facility, transfer of manufacturing equipment excluding any severance charges during the remainder of 2011.

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

LIQUIDITY AND CAPITAL RESOURCES

ESW's principal sources of operating capital have been the proceeds from its various financing transactions. During the nine month period ended September 30, 2011, the Company used $2,825,753 of cash to sustain operating activities compared with $4,921,397 for the nine month period ended September 30, 2010. As of September 30, 2011 and 2010, the Company had cash and cash equivalents of $1,068,325 and $660,700, respectively.

Net cash used in operating activities for the three month period ended September 30, 2011 amounted to $2,825,753. This amount was attributable to the net loss of $8,325,059, plus non-cash expenses such as depreciation, amortization, interest accretion expense, change in fair value of exchange feature liability and others of $4,770,654, and an increase in net operating assets and liabilities of $728,652. Net cash used in operating activities for the nine month period ended September 30, 2010 amounted to $4,921,397. This amount was attributable to the net loss of $5,905,135, plus non cash expenses such as depreciation, amortization, interest and accretion on long term debt, inducement premium on conversion of debentures and others of $4,095,972, and a decrease in net operating assets and liabilities of $3,112,234.

Net cash used in investing activities was $19,932 for the nine month period ended September 30, 2011, as compared to $360,194 used in investing activities for the nine month period ended September 30, 2010.

Net cash provided by financing activities totaled $3,972,993 for the nine month period ended September 30, 2011, as compared to $5,170,504 for the nine month period ended September 30, 2010. In the current period of 2011, $4,000,000 was provided through the issuance of the notes payable to related parties and $3,857,180 from the issuance of common stock through a rights offering, $388,600 was paid towards rights offering costs, $3,492,108 was repaid under ESW's CIBC credit facility and $3,479 was repaid under capital lease obligation. In the prior year period of 2010, $3,000,000 was provided through issuance of convertible debentures, $2,681,801 net was provided by ESW`s bank loan, $500,000 was repaid promissory notes to a related party, and $11,297 was repaid under capital lease obligation.

Based on ESW's current operating plan, management believes that the combination of the September 30, 2011 cash balance and anticipated cash flows from operating activities will be sufficient to meet our working capital needs on a short-term basis. Overall, capital adequacy is monitored on an ongoing basis by our management and reviewed quarterly by the Board of Directors.

ESW operates in a capital intensive and highly regulated industry, where a long lead time to bring new products into market is considered normal. ESW continues to invest in research and development to improve its technologies and bring them to the point where its customers have a high confidence level to purchase our products.

During the nine month period ended September 30, 2011 and in 2010, ESW did not produce sufficient cash from operations to support its expenditures. Prior financings, including the increased utilization of ESW's CIBC credit facility, supported the Company's operations during the period. ESW's principal use of liquidity relates to the Company's working capital needs and to finance any further capital expenditures or tooling needed for production and/or its testing facilities.

ESW anticipates certain capital expenditures in 2011 related to the general operation of its business as well as to upgrade the air testing facilities in Montgomeryville, Pennsylvania. ESW does not expect that total capital expenditures for 2011 will amount to more than $1,400,000.

Effective March 31, 2010, ESWC entered into a demand revolving credit facility agreement with a Canadian chartered bank, CIBC to meet working capital requirements (the "Demand Credit Agreement"). The Demand Credit Agreement had a credit limit of $4 million Canadian. Borrowings under the Demand Credit Agreement were limited to a percentage of accounts receivable plus a percentage of inventories (capped at CAD$ 1 million or 50% of the accounts receivable portion) less any prior ranking claims.

Effective May 31, 2011, ESWC entered into a modification of its Demand Credit Agreement dated March 10, 2010 (the "Credit Agreement") whereby it received an extension on the term of its Credit Agreement from its commercial lender through September 30, 2011. The new modification was subject to all covenants and the security margin under the Credit Agreement remaining in order at all times. The commercial lender and the Company agreed to reduce the Operating Loan limit as defined in the Credit Agreement to a maximum of $1,500,000 Canadian or the borrowing base established by the security margin if less; all loans made by the commercial lender were to be satisfied and the credit facilities cancelled upon the earlier of the completion of the Company's rights offering or June 30, 2011.

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

Effective July 18, 2011, ESWC paid its senior lender the amount of $1.5 million (Canadian dollars) from the proceeds of the rights offering to liquidate the outstanding balance on the bank loan. The senior lender has discharged all liens, securities and encumbrances against ESW and its subsidiaries and the March 31, 2010 demand revolving credit facility agreement has been cancelled.

ESW has 700,000 Class A special shares, authorized, issued and outstanding, recorded at $453,900 (based on the historical exchange rate at the time of issuance). The Class A special shares are issued by BBL Technologies, Inc. ("BBL") without par value, and are redeemable on demand by the Holder of the shares which is a private Ontario Corporation at $700,000 Canadian (which translates to $677,811 US and $703,801 US at September 30, 2011 and December 31, 2010, respectively). As the redeemable Class A special shares were issued by the BBL, the maximum value upon which the Company is liable is the net book value of BBL. As of September 30, 2011 and December 31, 2010, BBL had an accumulated deficit of $1,192,858 US ($1,845,375 Canadian), and therefore, the holder would be unable to redeem the redeemable Class A special shares at their ascribed value.

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

Effective March 31, 2010 ESWC entered into the Demand Credit Agreement. The Demand Credit Agreement has a credit limit of CAD $4 million. Borrowings under the facility were limited to a percentage of accounts receivable plus a percentage of inventories (capped at CAD $1 million or 50% of the accounts receivable portion) less any prior ranking claims. The Demand Credit Agreement was guaranteed by the Company and its subsidiaries ESW Canada Inc., ESW America Inc., BBL Technologies Inc., and ESW Technologies Inc., through a general security agreement over all assets to its senior lender. The Demand Credit Agreement had been guaranteed to the bank under the EDC's Export Guarantee Program. Borrowings under the Demand Credit Agreement bear interest at 4.5% above the bank's prime rate of interest. Obligations under the Demand Credit Agreement were collateralized by a first-priority lien on the assets of the Company and its subsidiaries, including, accounts receivable, inventory, equipment and other tangible and intangible property, including the capital stock of all direct subsidiaries.

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

From November 8, 2010 through February 14, 2011, ESWC received waivers of certain financial covenants under the Demand Credit Agreement. Without the waivers, ESWC would not be in compliance with certain covenants in the Demand Credit Agreement. On February 17, 2011, the Company raised a $3 million through the issuance of unsecured subordinated promissory notes. With the proceeds of the Notes, the Company became compliant with covenant obligations under the Demand Credit Agreement with CIBC.

Effective July 18, 2011, ESW’s wholly owned subsidiary ESW Canada Inc, paid its senior lender the amount of $1.5 million (Canadian dollars) from the proceeds of the rights offering to liquidate the outstanding balance on the bank loan. The senior lender has discharged all liens, securities and encumbrances against ESW and its subsidiaries credit facility agreement has been cancelled.

As of September 30, 2011, $0 was owed under the Demand Credit Agreement compared to $ 3,424,889 as of December 31, 2010.

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

Subsequently on May 3, 2011, the Company entered into additional note subscription agreements and issued unsecured subordinated promissory notes (the “Bridge Notes”) to, nine lenders, who are current shareholders and were subordinated lenders under prior loan agreements in the aggregate amount of $3 million with the Company entered into February 17, 2011 and may be deemed affiliates of the Company. The Bridge Notes were approved by the Company's independent directors. Pursuant to the Loan agreements, the Subordinated Lenders agreed made loans to the Company in the aggregate principal amount of $1 million subject to the terms and conditions set forth in the Loan Agreements and represented by unsecured subordinated convertible promissory notes, effective as of April 27, 2011. Proceeds of the Bridge Loan, along with available cash, were used by the Company to fund working capital.

Effective May 10, 2011, the Company entered into an Investment Agreement (the "Investment Agreement") with Orchard Investments, LLC ("Orchard"); Black Family 1997 Trust; Leon D. Black, UAD 11/30/92 FBO Alexander Black; Leon D. Black, UAD 11/30/92 FBO Benjamin Black; Leon D. Black, UAD 11/30/92 FBO Joshua Black; Leon D. Black, UAD 11/30/92 FBO Victoria Black; Leon D. Black; John J. Hannan and Richard Ressler ("Ressler")(each individually a "Bridge Lender" and collectively the "Bridge Lenders"). Pursuant to the Investment Agreement, the Bridge Lenders agreed to provide a backstop commitment to the Qualified Offering by purchasing from the Company at a subscription price of $0.12 per share of Common Stock any shares not purchased by the Company's shareholders of record who were entitled to participate in the rights offering (after giving effect to any oversubscriptions) up to 29,166,667 shares of Common Stock for a total purchase price of $3.5 million (the "Backstop Commitment"). In addition to their rights to purchase shares pursuant to the Qualified Offering and the Backstop Commitment, the Bridge Lenders have the option, in their sole discretion, to purchase from the Company, at the subscription price, any other shares not purchased by the Company's stockholders through the Qualified Offering (the "Purchase Option"). If, after giving effect to the Qualified Offering, the Backstop Commitment and the Purchase Option, any of the Bridge Lenders shall have been unable to exchange any portion of his or its Notes, the Company will also offer each Bridge Lender the right to purchase additional shares of Common Stock at the subscription price (payable through the exchange of Bridge Loans for Common Stock) such that each Bridge Lender shall have exchanged all of his or its notes for shares of Common Stock (the "Additional Subscription Offer"). In addition, if Ressler and Orchard collectively acquire less than $1.0 million worth of shares of Common Stock as part of the Qualified Offering, the Backstop Commitment, the Purchase Option and the Additional Subscription Offer, the Company has agreed to offer to Ressler and Orchard an additional number of shares of Common Stock equal to the shortfall amount at the subscription price.

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

CONTRACTUAL OBLIGATIONS

LEASES

Effective November 24, 2004, the Company's wholly-owned subsidiary, ESWA, entered into a lease agreement for approximately 40,220 square feet of leasehold space at 2 Bethlehem Pike Industrial Center, Montgomery Township, Pennsylvania. The leasehold space houses the Company's research and development facilities and new manufacturing operations. The lease commenced on January 15, 2005 and was to expire January 31, 2010. Effective October 16, 2009, the Company's wholly-owned subsidiary ESWA entered into a lease renewal agreement with Nappen & Associates for the leasehold property in Pennsylvania. There were no modifications to the original economic terms of the lease under the lease renewal agreement. Under the terms of the lease renewal, the lease term will now expire February 28, 2013. Effective March 31, 2011, ESWA entered into a lease amendment agreement with Nappen & Associates for the leasehold property in Pennsylvania, whereby ESWA has the sole option to extend the expiry of the lease agreement by an additional 3 years if exercised, six months prior to February 28, 2013; there were no modifications to the original economic terms of the lease.

Effective December 20, 2004, the Company's wholly-owned subsidiary, ESWC, entered into an offer to lease agreement for approximately 50,000 square feet of leasehold space in Concord, Ontario, Canada. The leasehold space houses the Company's executive offices and previously housed the manufacturing operations. The possession of the leasehold space took place on May 24, 2005 and the term of the lease was extended to September 30, 2010. ESWC renewed its lease agreement at the current property for an additional five year term. The renewed lease period commenced on October 1, 2010 and ends on September 30, 2015.

The following is a summary of the minimum annual lease payments, for both leases.

YEAR
2011	$111,623
2012	446,494
2013	298,082
2014	275,158
2015	206,369
$1,337,727

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

CAPITAL LEASE OBLIGATION

The Company is committed to the following lease payments in connection with the acquisition of equipment under capital leases:

YEAR
2011	$ 604
2012	1,007
TOTAL	1,611

Less imputed interest	(73)
Total obligation under capital lease	1,538

Less current portion	(1,538)
Total long-term portion	$ 0

The Company incurred $198 and $1,778 of interest expense on capital lease obligation for the nine month periods ended September 30, 2011 and 2010, respectively.

RESTRUCTURING EXPENSES AND SEVERANCE AGREEMENTS

Restructuring charges relate to changes in the management and reductions in work force of the Company's subsidiary, ESW Canada Inc., training, moving, relocation charges related to the setup of the new subsidiary, Technology Fabricators Inc. and write downs related to changes in business strategy as a result of the decision to relocate operations. Restructuring expenses consist mainly of severance expenses amounting to $644,890, travel costs of $62,933, legal fees of $19,873, training and set up expenses of $124,182, moving expenses of $22,793, relocation expenses of certain employees of $10,962, write down due to software impairment $133,542, write down due to product line discontinuation $125,113 and other expenses of $3,795. The Company accrued a portion of the expenses related to severance agreements with its former Chief Executive Officer, Vice President of Operations and Director of Sales and certain production employees. As of September 30, 2011, $224,582 (September 30, 2010 - $0) was included in accrued liabilities related to the balance of severance payments still outstanding.

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

FOREIGN CURRENCY TRANSACTIONS

The results of operations and the financial position of ESW's operations in Canada are principally measured in Canadian currency and translated into U.S. dollars. The future effects of foreign currency fluctuations between U.S. dollars and Canadian dollars will be somewhat mitigated by the fact that certain expenses will be generally incurred in the same currency in which revenues will be generated. The future reported income of ESW's Canadian subsidiary would be higher or lower depending on a weakening or strengthening of the U.S. dollar against the Canadian currency. During the first three quarters of 2011, the Company experienced a net loss on foreign exchange due the fluctuation of the U.S. dollar against the Canadian dollar.

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

FOREIGN EXCHANGE RISK

ESW's foreign subsidiaries conduct their businesses in local currency predominantly the Canadian Dollar. ESW's exposure to foreign currency transaction gains and losses is the result of certain net receivables due from its foreign subsidiaries. ESW's exposure to foreign currency translation gains and losses also arises from the translation of the assets and liabilities of its subsidiaries to U.S. dollars during consolidation. ESW recognized a translation loss of $102,366 for the nine month period ended September 30, 2011 as compared to a loss of $4,028 for the nine month period ended September 30, 2010 reported as comprehensive loss in the Consolidated Condensed Statements of Changes in Stockholders' Equity and Comprehensive Income. ESW recognized a translation loss of $68,222 for the nine month period ended September 30, 2011 as compared to a loss of $38,991 for the nine month period ended September 30, 2010 reported as foreign exchange loss in the Consolidated Condensed Statements of Operations and Comprehensive Loss primarily as a result of exchange rate differences between the U.S. dollar and the Canadian Dollar.

ESW's strategy for management of currency risk relies primarily upon conducting its operations in the countries' respective currency and ESW may, from time to time, engage in hedging intended to reduce its exposure to currency fluctuations. At September 30, 2011, ESW had no outstanding forward exchange contracts.

INTEREST RATE RISK

ESW currently has no variable-rate short or long-term debt that exposes ESW to interest rate risk.

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

(c) CHANGES IN INTERNAL CONTROLS

Not applicable.

PART II OTHER INFORMATION

ITEM 1A. RISK FACTORS

In evaluating an investment in our common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1 of our Annual Report to the Securities and Exchange Commission for the year ended December 31, 2010, as well as the information contained in this report, the Quarterly Report for the period ended March 31, 2011, the Quarterly Report for the period ended June 30, 2011 and our other reports and registration statements filed with the Securities and Exchange Commission.

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

DATED: November 14th, 2011
Concord, Ontario Canada

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.

BY: /S/ MARK YUNG ------------------------- MARK YUNG EXECUTIVE CHAIRMAN /S/ PRAVEEN NAIR ------------------------- PRAVEEN NAIR CHIEF FINANCIAL OFFICER