Form 10-K
period 2011-12-31
ENVIRONMENTAL SOLUTIONS WORLDWIDE INC
filed 2012-03-30
CIK 1082278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended - December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $ 3,888,874 as of December 31, 2011 based upon the closing sale price reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the registrant.

There were 219,450,447 shares of the registrant's Common Stock outstanding as of March 30, 2012.

INDEX PAGE NO.

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

ITEM 1. BUSINESS

GENERAL

Environmental Solutions Worldwide, Inc. ("ESW", "ESW Group" or the "Company") is a publicly traded Florida corporation formed in 1987 in the State of Florida. ESW is currently focused on the medium duty and heavy duty diesel engine market for on-road and off-road vehicles as well as the utility engine, mining, marine, locomotive and military industries. ESW offers engine and after treatment emissions verification testing and certification services. ESW's common stock is currently quoted on the OTCQB, which is part of the OTC Market Group's quotation system under the symbol (ESWW). ESW's common stock is also quoted on the Frankfurt Stock Exchange (FWB), under the symbol (EOW).

The "ESW Group" trade name is being used to identify the Company's potential participation in business opportunities outside its traditional focus of engine emissions controls.

ESW operates through four wholly-owned subsidiaries:

•	ESW America Inc. (“ESWA” or “ESW America”), a Delaware corporation, is ESW's emissions testing services division. ESW America houses ESW's engine emissions testing laboratory and certification services known under the trade name "Air Testing Services(TM)" ("ATS") capable of performing engine emissions verification test protocols for the Environmental Protection Agency (EPA), California Air Resources Board ("CARB") and the Mine Safety and Health Administration ("MSHA"). ESW America's capabilities include certification and verification of internal combustion and compression engines ranging from 5 to 600 horsepower as well as vehicle chassis (up to 1000 horsepower) and motorcycle / ATV testing capabilities. ESW America is a fully compliant ISO 9001:2008 certified laboratory testing facility.
•	Technology Fabricators Inc. (“TFI”) a Delaware corporation, a new wholly-owned subsidiary of ESW, serves as a fabrication, substrate and ThermaCat system manufacturing facility. TFI started active operations in October 2011.
•	ESW Canada Inc. (“ESWC” or “ESW Canada”), an Ontario corporation, houses ESW Group’s Canadian operations including research and development for ESW's catalytic product lines.
•	ESW Technologies Inc. (“ESWT”), a Delaware corporation holds ESW's intellectual property, and/or rights to the same.

ESW is a developer of diesel emissions technology solutions, advancing emissions reduction technology by commercializing leading edge proprietary catalytic emission conversion, control and support products and technologies. ESW's key technologies and products are detailed below and are believed to be responsive to stringent global emissions regulations being implemented. Among the key products are ESW's ThermaCat and XtrmCat diesel emissions control technologies. ESW also manufactures military technologies including the StlthCat and Scat-IR-Shield exhaust shielding technology employed on U.S. Marine Light Armored Vehicles.

ESW is currently focused on the retrofit opportunities available in North America. ESW has successfully expanded coverage of the North American market by growing its distributor base. ESW has 39 distributors as of December 31, 2011. ESW's current distribution network allows the Company to position its technologies in key markets spanning from California to New York. ESW continues to focus on growing its "share of wallet" within its existing distributor base, as well as expanding its distributor network across North America, and will opportunistically expand into markets outside of North America if deemed to be financially accretive in the short term to the Company.

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

In the U.S., the EPA, CARB and MSHA continue to place great emphasis on compliance with emission reduction standards. The identification of diesel particulate matter ("PM") as a toxic air contaminant in 1998 led CARB to adopt the Risk Reduction Plan to Reduce Particulate Matter Emissions from Diesel-fueled Engines and Vehicles (Plan) in September 2000.

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

The Diesel Emissions Reduction Program (known as "DERA") was created under the Energy Policy Act of 2005. This gave the EPA new grant and loan authority for promoting diesel emission reductions and authorized appropriations to the EPA of up to $200 million per year for fiscal years 2007 through 2011. In January 2011, the U.S. government successfully reauthorized the DERA for five more years. This will continue the legislation's important environmental and economic benefits for the US. Passage of the DERA reauthorization will play a major role in the U.S.'s effort to expand clean air initiatives. In its first five years, DERA has proven to be one of the nation's most successful clean air programs. In addition, DERA has provided an average of $20 worth of environmental and health benefits for every $1 spent.

The EPA and CARB programs are accelerating the activities toward creation of active markets for diesel emissions reduction technologies and products in the U.S. These markets include retrofit applications in on- and off-road segments, as well as for stationary power generation and marine and rail applications. Thus, the market for diesel emissions reduction technologies and products is still emerging. We expect growing demand for diesel emissions reduction technologies and products for the diesel engine market, owners of existing fleets of diesel-powered vehicles, and expanding requirements from the off-road, marine and railroad sectors. It is an essential requirement of the U.S. retrofit market that emissions control products and systems are verified under the EPA and/or CARB protocols to qualify for credits within the EPA and/or CARB programs. Funding for these emissions control products and systems is generally limited to those products and technologies that have already been verified. As of the date of this report, ESW has CARB Level III + product verifications that allows ESW to sell to customers with access to governmental funding for retrofit programs.

BUSINESS STRATEGY

ESW's focus is to be a leading player in the environmental emissions market by providing leading-edge catalyst technology as well as best-in-class engine, motorcycle / ATV and vehicle emissions testing services. The Company's strategy is centered on identifying and deploying resources against its "sweet-spot" products, where ESW has identified its core competencies and differentiation in the marketplace. ESW's core geography focus is North America, and will opportunistically explore business development opportunities in other markets if accretive to the Company in the short term. By focusing financial, human and intellectual capital on ESW's core competencies and markets, the Company is targeting profitable growth in the short term and value creation for its shareholders over the long term.

ESW is executing on the following items to succeed in its business strategy:

•	Increase the revenue and margin opportunities from its catalyst product line by identifying and focusing resources on its "sweet-spots".
•	Expand its North American distribution network and increase its "share of wallet" with the funding agencies.
•	Seek complimentary partnerships that provide growth opportunities for its core businesses.
•	Invest in new product and process technologies to broaden its array of products available to distributors and end-users.
•	Act as a trusted emissions solution provider to regulators and clients
•	Capitalize on ESW America's unique geographical presence and performing engine emissions verification test protocols to provide value-added services in the testing verification /certification for ESW as well as third party products.
•	Implement a continuous improvement and performance based culture, focused on identifying product design improvements, streamlining processes and optimizing manufacturing capabilities.
•	Focus on delivering exceptional product quality and customer service.

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

THERMACAT Active Diesel Particulate Filter is an advanced Level III+ technology that provides the flexibility and pre-retrofit usability that makes the ThermaCat a seamless retrofit device for its end users. Other competing retrofit technologies either limit the vehicles' use or required driver interaction and limit the vehicles' availability during regular or multi-shift operations. These competing solutions increase costs in manpower and vehicle management that add to the retrofit devices initial purchase price. The ThermaCat is designed to address these issues with the introduction of an exothermic based (flameless technology) that utilizes the vehicle's existing fuel supply to supplement and raise the exhaust heat so that the Diesel Particulate Filter can regenerate and continue normal operations. The system operates in the background, transparent to the vehicle operator and does not impact the vehicle's normal operations. ESW took comprehensive steps to ensure the safe operation of the ThermaCat that included meeting Federal Motor Vehicle Safety Standards 301S for fuel system integrity for School Buses. This included a school bus crash test that tested the integrity of the fuel system incorporated in the ThermaCat system. ESW also completed a 1,000 hour vibration test that simulated a typical 100,000 mile life cycle on rural roads. ESW's ThermaCat Active Level III+ catalyst system has obtained CARB verification for a variety of on- and off-road engine applications.

XTRMCAT is an innovative proprietary diesel oxidation catalyst designed for Electro Motive Diesel (EMD) turbocharged and roots blown engine systems. The durability and flexible characteristics enable the XtrmCat to perform within the extreme operating conditions of locomotive and marine two stroke diesel engine applications. The XtrmCat for marine applications has been certified with the U.S. EPA. XtrmCat provides reductions of PM, hydro carbons ("HC"), and carbon monoxide ("CO"), which may allow EMD engines to be rebuilt to the stringent EPA standards.

STLTHCAT incorporates the Company's proprietary catalyzed wire mesh substrate integrated into an advanced sound abatement system. The units were specifically engineered to decrease military vehicles and equipment's overall tactical signature by reducing the diesel engines black smoke (soot), eye and throat irritating noxious diesel engine emissions, temperature and sound. The StlthCat is currently employed on U.S. Military vehicles.

AIR TESTING SERVICES(TM) ("ATS") is ESW America's Emissions and Durability Testing Facility. ATS performs engine emissions verification test protocols according to established EPA, CARB and MSHA standards, while providing vehicle and engine manufacturers with a wide range engine and chassis dynamometer-based durability testing. ATS has capabilities for providing testing protocols with a broad range of fuels, including diesel, gasoline, and alternative fuels. ATS Engine Dynamometer-based Durability Testing protocols can also help develop custom accelerated aging test schedules for emissions control technologies, or support customer-designed tests for component stress. A full range of services is offered including emissions testing, compilation and submission of applications, final issuance of the certifications, production line, and audit testing. ATS offers customers complete testing and validation services that includes complete project management and verification management.

ESW's objective is the development and commercialization of technologies to reduce the overall emissions from diesel applications. Central to the emissions reduction market is the certification, verification and registration process established by regulatory bodies in the United States. The industry is substantially driven by higher emissions reductions targets set by Federal and state-level regulations, which led ESW to focus on the development of the ThermaCat Level III Active Diesel Particulate Filter for on/off-road, medium and heavy duty diesel engines and the XtrmCat Diesel Oxidation Catalyst for marine and rail applications. ESW achieved the ThermaCat Level III Active Diesel Particulate Filter development through verifications from CARB with product development and testing conducted at ESW's Air Testing Services division.

ESW's target markets include the following areas regulated in North America by EPA, CARB, and other state and local standards:

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

DISTRIBUTION

ESW distributes its catalyst technologies through:

1. A comprehensive network of established independent distributors that actively service the emissions and retrofit market;

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

COMPETITION

ESW sells into a competitive market focused on providing retrofit solutions for diesel powered engines, with the number of competitors varying by market segment. ESW competes primarily on the basis of technology, performance, price, quality, reliability, distribution, customer service, and support. ESW's competitors include companies that have deeper financial, technological, manufacturing and personnel resources. Other than other Level III+, marine and rail products that are available in the marketplace, ESW faces competition from substitute products that offer lower emissions reduction benefits or technology but are also more competitively priced and are deemed by the ultimate users as acceptable alternatives to ESW's products and services.

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

ESW believes it can address the competitive landscape within the catalyst emissions market by providing:

•	Unique Substrate Technology - ESW's proprietary wire mesh substrate is very flexible in design, size, performance and overall product configuration. The high mechanical and thermally durable wire mesh technology is suitable for Diesel Oxidation Catalyst applications. The technology is cost effective and can be applied to almost any application. Traditional ceramic or metal based flow-through type technologies are typically less durable and efficient, larger in size, and are only available in pre-configured sizes and designs.
•	Leading edge products that are designed to have operational and technical advantages over the competition and are priced aggressively in the market. The ThermaCat is an example of a product that offers technical and operational advantages over competing products.
•	Solution driven services - ESW does not only offer an emission control technology, but also provides a variety of tailored engineering solutions, extensive on-site and remote installation training programs, as well as project management services.
•	Air Testing Services(TM) - ESW America provides the Company with the unique ability to develop and verify new catalyst technologies developed by the Company. ESWA allows the Company to quickly react to changing regulatory requirements, as well as offer the trusted emissions results to ESW and external clients that comply with strict CARB and EPA testing standards.

ESW America differentiates itself from the competition in the air and durability testing market by continually updating its testing facilities and equipment in response to changing regulatory mandates and vehicle technology. ATS also provides a broad set of capabilities for advanced research, engineering and testing for various aftermarket products and new technologies. In addition, ESW America is one of a small number of testing facilities located on the east coast of the United States which is capable of running tests for CARB and EPA certification and verification programs. ESW America’s location provides a logistical advantage for clients focused on the east coast of the United States.

RAW MATERIALS

The primary raw materials used to manufacture ESW’s catalyst products include, but are not limited to stainless steel, stainless steel wire, stainless steel tubing, precious metals such as platinum and palladium, particulate filters and other electronic and mechanical components.

Overall, particulate filters and precious metal coated components accounted for the most significant component of ESW's raw materials costs in 2011. ESW is exposed to fluctuating raw material prices, and is particularly exposed to price fluctuations for certain precious metals such as platinum and palladium. ESW seeks to offset raw material price fluctuations on its result of operations by passing through certain price increases, negotiating volume discounts from raw material suppliers; purchasing high-value inventory components based on committed orders; scrapping and selling steel cut-offs at the highest possible price; and implementing continuous cost reduction programs. ESW does not currently pursue a financial hedging strategy for any of its raw materials. ESW's results of operations could be adversely affected if steel and precious metal prices increase substantially unless the Company is successful in passing along these price increases to customers or otherwise offset these in material and/or operating costs.

Other raw materials or components purchased by ESW include electronic components, tools, fasteners, other steel and components for the Level III plus ThermaCat product, as well as a variety of custom alloy materials and chemicals, all of which are available from numerous suppliers. For Air Testing Services, key raw materials include fuels, rollers and other consumables.

CUSTOMERS

ESW's customers consist of established distributors focused in the emissions retrofit space and OEM engine manufacturers for the Air Testing business. ESW recorded sales from 44 customers in 2011 as compared to 30 customers in fiscal year 2010. The top three customers accounted for 41.2%, 15.7% and 10.6% of revenues in 2011. In 2010, top three customers accounted for 21%, 19%, and 13% of ESW's revenue.

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

Through its wholly-owned subsidiary ESW Technologies Inc., ESW holds both Canadian and U.S. patents covering the catalytic converter and related technology. ESW will pursue its legal rights to the fullest extent of the law to ensure non-infringement of its established patents. However, there can be no assurance that these patents or existing or future trade secret protections that ESW pursues, will survive legal challenge, or provide meaningful levels of protection.

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

ESW has developed an existing Level I & II diesel retrofit replacement device to meet the aforementioned new regulations, however at the present time has decided not to pursue the verification of these technologies in North America. ESW will opportunistically explore markets outside of North America for applicability of these technologies.

In 2009 ESW's ThermaCat Active Level III Plus catalyst system was verified by CARB for a variety of on- and off-road engine applications (PM reduction greater than 85%). The ThermaCat filter system is a combined technology comprised of a chemically coated wire mesh substrate and Diesel Particulate Filter (DPF) combined with an electronically controlled external fuel injection component. The ThermaCat regeneration process is an electronically controlled exothermic reaction and occurs automatically during normal vehicle operation, transparent to the operator.

In August 2011, ESW's XtrmCat Kit was certified for 2 stroke, Category 2, marine engines by the EPA. The issuance of the 'remanufacturing certificate' is a significant milestone for the Company as it validates the DOC technology for the marine market sector. The Certifications are applicable to Electro-Motive Diesel (“EMD”) 710 and 645 engines. The XtrmCat can achieve Tier 0 and Tier I compliance as per 40 CFR 1042 when retrofitted to EMD 710 and 645 engines.

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

ESW's ThermaCat Active Level III Plus on-road catalyst system which has been verified as a Level III technology is typically required to meet CARB limited warranty standard of 5 years or 100,000 miles or 5 years or 150,000 miles, or 2 years unlimited miles depending on engine application.

ESW's ThermaCat Active Level III Plus off-road catalyst system which has been verified as a Level III technology is typically required to meet CARB limited warranty standard of 5 years or 4,200 hours.

To date ESW has not had any major product warranty recalls.

MANUFACTURING AND TESTING SERVICES

In 2011, ESW established a wholly-owned subsidiary named Technology Fabricators Inc. TFI houses ESW’s manufacturing operations which are now co-located at 200 Progress Drive, Montgomeryville, PA, 18936 along with ESW’s ATS operations. TFI has manufactured ESW’s products since October 1, 2011. This facility has the capability to design, develop and manufacture complete catalytic converter systems based on specific customer requirements. The 40,200 square foot facility also houses the ATS’ emissions testing laboratory that is recognized as capable of performing engine emissions verification test protocols. ATS incorporates eight dedicated engine and vehicle dynamometer test cells.

ATS's capabilities include:

•	Engine dynamometer capacity from 5hp to 600hp, including both transient and steady state testing.
•	Chassis dynamometer testing, including light duty (up to 10,000lbs) and medium/heavy duty (up to 50,000lbs).
•	Motorcycle / ATV dynamometer
•	Full flow Constant Volume Sampling emission measurement system capability across all test cells.
•	All emission systems have dual Nitrogen Oxide Chemiluminescence detector and non-methane hydrocarbon measurement capability.
•	Engine dynamometer test cells comply with 40 Code of Federal Regulations (CFR) Part 60, 86, 89, 90, 92, 1042, 1048 and CARB testing protocols.
•	Test Cells are currently in transition to 40 CFR Part 1065.

ESW is making additional investments in the air testing business to set up a high horsepower (up to 1,000 HP) engine dynamometer as well as 1065 standard capable test bench. ESW has also made significant capital investment in its manufacturing capabilities in Montgomeryville, PA.

ESW's manufacturing and testing facilities are subject to continuous investment to ensure best-in-class capabilities to meet the challenges of a dynamic marketplace, as well as the need for greater efficiencies, to improve quality systems, and to meet the demands placed by changing regulations.

ESW is in the process of closing its manufacturing facility in Concord, Ontario, Canada.

RESEARCH AND DEVELOPMENT

In 2011, research and development costs amounted to $692,977 (2010 - $783,944). ESW aggressively pursues testing as well as research and development for new products to serve potential customers and meet new regulations that are regularly being imposed on the industry. Through proprietary methods for improving ESW's catalyzed substrates, there are prospects for the development of innovative applications outside of ESW's current verified product line. ESW continues to spend further resources on new research and development projects.

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

EMPLOYEES

ESW and its subsidiaries presently employ 38 full-time employees. ESW does not have any collective bargaining agreements and considers its relationship with its employees to be good.

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

ESW's sales are unpredictable; the market that ESW operates in is highly competitive and is dependent on federal and state-level public budgets for funding of retrofit programs. In the event that profitable operations are not achieved, ESW's present financial resources and track record for raising capital should allow it to continue operations in the short term. If additional financing is required and not available when required, or is not available on acceptable terms, ESW may be unable to continue its operations at current levels or satisfy the requirements necessary to fulfill its order book. ESW continues to implement corrective actions to minimize its operating losses. ESW would consider strategic opportunities, including investments in ESW, or other acceptable transactions, to sustain its operations. There can be no assurances that additional capital will be available to ESW on acceptable terms, or at all.

ESW HAS INCURRED LOSSES IN THE PAST AND EXPECTS TO INCUR LOSSES IN THE FUTURE SHOULD ITS BUSINESS PLAN NOT BE EFFECTIVE.

ESW has incurred losses in each year since its inception. ESW's net loss for the fiscal year ended December 31, 2011 was $9,127,088 and accumulated deficit as of December 31, 2011 was $ 52,753,926. As ESW's sales and revenue continue to be unpredictable, and should ESW's current business plan not be effective, ESW expects to experience additional periods with operating losses.

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

RISKS RELATED TO THE MARKET FOR ESW'S COMMON STOCK

THE PRICE OF ESW'S COMMON STOCK HAS BEEN HIGHLY VOLATILE.

ESW's common stock has traded as low as $0.05 per share and as high as $0.29 per share in the twelve (12) months ended December 31, 2011. Some of the factors leading to the volatility include:

•	price and volume fluctuation in the stock market at large and market conditions which are not necessarily related to ESW operating performance;
•	limited trading volumes;
•	fluctuation in ESW's operating results;
•	concerns about ESW's ability to finance continuing operations;
•	financing arrangements which may require the issuance of a significant number of shares in relation to the number shares of ESW's common stock currently outstanding;
•	announcements of agreements, technological innovations, certification / verifications or new products which ESW or its competitors make;
•	costs and availability of precious metals used in the production of ESW's products; and
•	Fluctuations in market demand and supply of ESW products.

ESW'S COMMON STOCK IS CURRENTLY TRADED ON THE OTC MARKETS - OTCQB TIER AND THE FRANKFURT EXCHANGE AND AN INVESTOR'S ABILITY TO TRADE ESW'S COMMON STOCK MAY BE LIMITED BY TRADING VOLUME.

The trading volume in ESW's common stock has been relatively limited. ESW's common stock may not generate a consistently active trading market on the OTC Markets or the Frankfurt Stock Exchange. The average daily trading volume of ESW common stock for the year ended December 31, 2011 was approximately 18,349 shares. ESW's common stock started trading on the Frankfurt Exchange in 2007, ESW has a limited trading history and there can be no assurances that there will be increased liquidity in ESW stock.

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

SEVERAL OF ESW'S SHAREHOLDERS OWN A SIGNIFICANT AMOUNT OF ESW'S OUTSTANDING SHARES AND COLLECTIVELY MAY BE ABLE TO DECIDE CERTAIN CORPORATE ACTION.

A group of ESW's shareholders collectively own 154,635,883 shares which is equivalent to 70.47% of the outstanding shares of the Company based upon the Company's certified list of shareholders as of March 30, 2012 on an undiluted basis. As such, all or some of these shareholders may be able to control aspects of ESW's business operations including the election of board members, the acquisition or disposition of assets, the Company's business plans / strategy and the future issuance of shares. For additional information about beneficial ownership please refer to ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

ESW DOES NOT EXPECT TO PAY DIVIDENDS ON COMMON STOCK AND INVESTORS WILL ONLY BE ABLE TO RECEIVE CASH IN RESPECT OF THEIR SHARES OF COMMON STOCK UPON THE SALE OF THEIR SHARES.

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

A reverse stock split could have certain adverse consequences, including:

•	If the reverse stock split is effected and the market price of our common stock declines, the percentage decline may be greater than would occur in the absence of a reverse stock split.
•	There can be no assurance that the total market capitalization of our common stock (the aggregate value of all our common stock at the then market price) after a reverse stock split is implemented will be equal to or greater than the total market capitalization before a reverse stock split or that the per share market price of our common stock following the implementation of a reverse stock split will increase in proportion to the reduction in the number of shares of our common stock outstanding before a reverse stock split.
•	If the reverse stock split is effected, the resulting per-share stock price may not attract institutional investors or investment funds and may not satisfy the investing guidelines of such investors and, consequently, the trading liquidity of our common stock may not be improved. While the Board of Directors may believe that a higher stock price may help generate investor interest, there can be no assurance that the implementation of a reverse stock split will result in a per-share price that will attract institutional investors or investment funds or that such share price will satisfy the investing guidelines of institutional investors or investment funds. As a result, the trading liquidity of our common stock may not necessarily improve.
•	Since the number of issued and outstanding shares of common stock would decrease as result of the reverse stock split, the number of authorized but unissued shares of common stock may increase on a relative basis. If we issue additional shares of common stock, the ownership interest of our current stockholders would be diluted, possibly substantially.
•	The proportion of unissued authorized shares to issued shares could, under certain circumstances, have an anti-takeover effect. For example, the issuance of a large block of common stock could dilute the stock ownership of a person seeking to effect a change in the composition of the Board of Directors or contemplating a tender offer or other transaction for the combination of the company with another company.
•	The reverse stock split may result in some stockholders owning “odd lots” of less than 100 shares of common stock. Odd lot shares may be more difficult to sell, and brokerage commissions and other costs of transactions in odd lots are generally somewhat higher than the costs of transactions in “round lots” of even multiples of 100 shares.

RISKS RELATED TO ESW'S BUSINESS

ESW'S RESULTS MAY FLUCTUATE DUE TO CERTAIN REGULATORY, MARKETING AND COMPETITIVE FACTORS OVER WHICH ESW HAS LITTLE OR NO CONTROL.

The factors listed below some of which ESW cannot control may cause the Company's revenues and result of operations to fluctuate significantly:

•	Actions taken by regulatory bodies relating to the verification and certification of ESW products.
•	Changes in federal and state level retrofit compliance mandates.
•	Availability of federal and state level funding to support retrofit sales.
•	The extent to which ESW products obtain market acceptance.
•	The timing and size of customer purchases.
•	Customer and distributors’ concerns about the stability of ESW's business which could cause them to seek alternatives to ESW products.

ESW IS CURRENTLY DEPENDENT ON A FEW MAJOR CUSTOMERS / DISTRIBUTORS FOR A SIGNIFICANT PORTION OF ITS REVENUES.

ESW recorded sales from 44 customers in fiscal year 2011 as compared to 30 in fiscal year 2010. Three of its customers accounted for 41.2%, 15.7% and 10.6% respectively of the Company's revenue in the fiscal year 2011. Three of its customers accounted for 21%, 19%, and 13% respectively of the Company's revenue for the fiscal year 2010. ESW will continue to establish long-term relationships with new customers and foster greater opportunities with existing distributors. The loss of, or major reduction in business from, one or more of the major distributors could have a material adverse effect on ESW's liquidity, financial position, or results of operations.

ESW DOES NOT HAVE A LONG HISTORY OF SELLING AND MARKETING ITS PRODUCTS.

At the current time, ESW has limited marketing capabilities as compared to many of ESW's competitors. ESW does not have a large sales, promotion and marketing budget. ESW is constrained by working capital and its ability to generate the necessary cash flow from business operations to re-invest in its marketing programs. As a result of ESW's limited marketing capabilities, it is forced to rely upon customer / distributor referrals, trade publications and a small sales force. ESW's competitors have direct advertising and sales promotion programs for their products as well as sales and marketing personnel that may have a competitive advantage over ESW in contacting prospective customers / distributors. ESW's position in the industry is considered small in comparison to that of its competitors. ESW continues to develop and explore new marketing methods and techniques such as, trade show representation and sales programs directed toward customers / distributors. ESW's ability to compete at the present time is limited. ESW's success depends upon the ability to market, penetrate and expand markets and form alliances with third party distributors.

There can be no assurances that:

•	ESW's selling efforts will be effective;
•	ESW will obtain an expanded degree of market acceptance; or
•	ESW will be able to successfully form additional relationships with distributors to market its products.

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

ESW may encounter difficulties in ramping up production of current and any future products due to:

•	lack of working capital;
•	quality control and assurance issues;
•	raw material supplies, lead times and prices;
•	shortages of qualified and trained personnel; and
•	equipment capable of producing large quantities

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

ESW CLAIMS CERTAIN PROPRIETARY RIGHTS IN CONNECTION WITH THE DESIGN AND MANUFACTURE OF ITS PRODUCTS.

The protections provided by patents are important to ESW's business, although ESW believes that no individual right is material to its business at the present time. There can be no assurance that these patents or existing or future trade secret protections that ESW seeks will survive legal challenge, or provide meaningful levels of protection. Additionally, there can be no assurances when these patents or pending patents may be assigned to ESW directly. The Canadian patent registered to one of ESW's subsidiaries only affords protection against the manufacture, use or sale of the patented technology within Canada. The U.S. patent application for ESW's method of producing a catalytic element was filed on October 1, 2004 and a patent has been issued as of December 2, 2008. ESW does not presently have any worldwide patent protection or any immediate plans to file for protection in any foreign countries other than Canada. There can be no assurances that any patents ESW may have or have applied for or any agreements ESW has in place or will enter into will protect ESW's technology and or prevent competitors from employing the use of ESW's design and production information.

ATTRACTION AND RETENTION OF KEY PERSONNEL.

ESW's success depends in significant part, on the continued services of key technical, sales and senior management personnel. The loss of ESW's executive officers or other key employees could have materially adverse effects on ESW's business, results of operations and financial condition. ESW's success depends upon its continued ability to attract and attain highly qualified technical, sales and managerial personnel. There can be no assurances that ESW can attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future. At the present time certain key employees of the company and or subsidiaries do not have employment contracts and may be viewed as employees at will.

ESW IS DEPENDENT UPON KEY SUPPLIERS FOR CERTAIN MATERIALS WHICH ARE ONE OF THE NECESSARY COMPONENTS OF ITS PRODUCTS.

The production process of ESW's products includes certain raw materials including:

•	stainless steel;
•	particulate filters;
•	precious metals ; and
•	electronic components.

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

ESW DOES NOT HAVE A SIGNIFICANT LEVEL OF PRODUCT RECALL INSURANCE DUE TO ITS HIGH COST.

ESW's catalytic converter products are subject to extended warranty programs that could generate substantive product liability and warranty claims against the Company. ESW's ThermaCat Active Level III Plus on-road catalyst system which has been verified as a Level III technology is typically required to meet CARB limited warranty standard of 5 years or 100,000 miles, or 5 years or 150,000 miles, or 2 years unlimited miles depending on engine application. ESW's ThermaCat Active Level III Plus off-road catalyst system which has been verified as a Level III technology is typically required to meet CARB limited warranty standard of 5 years or 4,200 hours. Any failure of ESW's product may result in a recall or a claim against ESW. Due to the high cost of product recall insurance, ESW does not maintain significant amounts of insurance to protect against claims associated with use of its product. Any claim against ESW, whether or not successful, may result in expenditure of substantial funds and litigation and may require management's time and use of ESW resources and may have a materially adverse impact on the Company's overall ability to continue operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

ESW has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2011 fiscal year and that remained unresolved.

ITEM 2. PROPERTIES

ESW does not own real property. Through its subsidiary, ESW Canada Inc., ESW leases its executive offices as well as its prior production facility which totals approximately 50,000 square feet located at 335 Connie Crescent, Concord, Ontario, Canada. The lease expires September 30, 2015. The end used date of this facility is June 30, 2012 and ESW is actively marketing the facility for sub-lease or lease takeover.

Additionally, ESW's wholly-owned subsidiary ESW America Inc. leases approximately 40,220 square feet at 200 Progress Drive, Montgomery Township, Pennsylvania. The leasehold space houses ESW's Air testing laboratory, manufacturing facility and research and development facilities. The lease expires February 28, 2013.

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

ITEM 4. MINE SAFETY DISCLOSURES

None.

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

The following table sets forth the high and low bid prices, for the common stock for the quarters indicated, as reported by Bloomberg Reporting Service. Such market quotations reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions:

FISCAL 2011	HIGH	LOW
1st Quarter	$ 0.29	$ 0.16
2nd Quarter	$ 0.22	$ 0.07
3rd Quarter	$ 0.13	$ 0.08
4th Quarter	$ 0.11	$ 0.05

FISCAL 2010	HIGH	LOW
1st Quarter	$ 0.86	$ 0.46
2nd Quarter	$ 0.70	$ 0.45
3rd Quarter	$ 0.52	$ 0.38
4th Quarter	$ 0.44	$ 0.16

HOLDERS

As of December 31, 2011 there were approximately 274 stockholders of record of the Company's Common Stock. The Company estimates there are approximately 2,109 additional stockholders with stock held in street name. On December 31, 2011, there were 219,450,447 shares of common stock outstanding.

DIVIDENDS

The Company has not declared or issued any dividends in the past and intends to retain future earnings, if any, for general business purposes.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth as at December 31, 2011 securities authorized for issuance under equity compensation plans.

EQUITY COMPENSATION PLAN INFORMATION
	(A)	(B)	(C)
	NUMBER OF SECURITIES TO BE		Number of securities remaining
	ISSUED UPON EXERCISE OF	Weighted-average	available for future issuance under
	OUTSTANDING OPTIONS /	exercise price of	equity compensation plans (excluding
PLAN CATEGORY	RESTRICTED STOCK GRANTS	outstanding options	securities in column A)
2002 Stock Option Plan
(Shareholder Approved.
Authorized - 5,000,000 shares)	3,100,000	$0.67	0
2010 Stock Option Plan
(Shareholder Approved.
Authorized - 5,000,000 shares)	1,275,000	--	3,075,000

As reflected in the aggregate numbers above, the Board of Directors granted an aggregate award of 475,000 options to purchase shares of common stock and 1,450,000 shares of restricted common stock under the Company's 2010 stock plan in fiscal 2011.

On April 15, 2010, the Board of Directors granted an aggregate award of 900,000 stock options to a prior executive officer and director and one prior director. The options vest over a period of three years with an exercise price of $0.65 (fair market value of the Company's common stock as of the date of grant) with expiry of five years from the date of award; of this award 300,000 options have expired.

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

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

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

OVERVIEW

Environmental Solutions Worldwide Inc. ("we," "us," "ESW" or the "Company") is a publicly traded company engaged through its wholly-owned subsidiaries ESW Canada Inc. (“ESWC”), ESW America Inc. (“ESWA”), Technology Fabricators Inc. (“TFI”) and ESW Technologies Inc. (“ESWT”), (together the "ESW Group of Companies") in the design, development, manufacture and sale of emission technologies and services. ESW is currently focused on the international medium duty and heavy duty diesel engine market for on-road and off-road vehicles as well as the utility engine, mining, marine, locomotive and military industries. ESW also offers engine and after treatment emissions verification testing and certification services.

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

ESW has made significant efforts and investment to comply with new regulations which came into force in January of 2009. (See ITEM 1. BUSINESS - PRODUCT CERTIFICATION). ESW's ThermaCat Active Level III Plus catalyst system has been verified by CARB for a variety of on- and off-road engine applications (PM reduction greater than 85%). The ThermaCat filter system is a combined technology comprised of a chemically coated wire mesh substrate and Diesel Particulate Filter (DPF) combined with an electronically controlled external fuel injection component. The ThermaCat regeneration process is an electronically controlled exothermic reaction and occurs automatically during normal vehicle operation, transparent to the operator.

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

In 2011, ESW focused on optimizing the Company's operations around its "sweet spots" and capturing a greater market share in the catalytic converter and emissions testing markets whilst ensuring steps towards profitable growth as compared to 2010. The key factors that are in ESW's favor are: (a) continued regulatory push for emissions reductions in the United States, (b) funding available from public agencies, (c) a market-leading Level III active catalytic converter technology and an established distribution network in North America, and (d) CARB and EPA certification and verification capable emissions and durability testing services.

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

• Constantly review operations, processes and products under a Continuous Improvement / Performance Based culture.

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

On August 23, 2011, ESW received notification from the United States Environmental Protection Agency ("EPA") that the Company's XtrmCat Kit is now certified for 2 stroke, Category 2, marine engines. The issuance of the 'remanufacturing certificate' is a significant milestone for the Company as it validates the DOC technology for the marine market sector. The Certifications are applicable to Electro-Motive Diesel (“EMD”) 710 and 645 engines. The XtrmCat can achieve Tier 0 and Tier I compliance as per 40 CFR 1042 when retrofitted to EMD 710 and 645 engines. ESW is pursuing opportunities to commercialize this technology into the marketplace.

The products that ESW is pursuing for verification / certification to cover the following primary technology levels established by CARB:

• Expansion of On Road Active Diesel Particulate Filter verification to include Exhaust Gas Recirculation engines for Level III +- PM reduction greater than 85%.

• ESW's XtrmCat product designed for locomotive, Tier 0, turbocharged EMD 645 and 710 engines was tested at an EPA recognized facility for certification during March and April 2011 along with the marine product. Certification applications for the rail product are pending with the EPA.

ESW believes that with the additional certifications/verification of the above range of products, ESW will cover a significant portion of the market and give ESW the competitive advantage to be the technology of first choice in retrofit and OEM applications. ESW is not contemplating pursuing verification for a Level II and/or Level I product in North America and will opportunistically explore deployment of these products in overseas markets.

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

ESW has made the following adjustments to its business in 2011:

1) ESW has reviewed and continues to review its costs for inefficiencies and has taken steps to reduce its operating expenses. Key cost reduction initiatives during the first half 2011 included the restructuring of its management team, the termination of certain contracts and the re-negotiation of board and consulting obligations, amongst others.

In addition, during the second semester of the year, ESW reduced its overhead costs by re-locating its Canadian manufacturing operations to its facilities located in the State of Pennsylvania in the United States. ESW believes that the synergies from operating at a single location will provide significant financial and logistical advantages, as well as synergies with its testing operations. In addition, the move to the United States will help mitigate currency risk as currently all of ESW’s revenues are from the United States and a significant portion of ESW’s raw materials and components are being sourced from the United States. Key components of our transition plan have been completed. For the Canadian facility at Concord, Ontario ESW has retained a commercial real estate broker and the facility is being marketed for a sub-lease or re-lease ESW expects to transition out of the Canadian facility by June 30, 2012.

ESW is also offsetting a portion of the relocation and training costs through state grants provided by the State of Pennsylvania. In addition, ESW has also applied to the State of Pennsylvania for up to $500,000 capital financing under its economic development programs, initial approval for the loan has been received and ESW is in the process of process of finalizing principal, security and terms.ESW has transitioned the production from Concord, Ontario, Canada to its existing facility located in Montgomeryville, PA. During the last quarter of 2011 all products were produced and shipped from Montgomeryville, PA. ESW has made changes to its Canadian operations and the phased reduction in headcount has been completed.

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

4) ESW has revisited relationships with critical vendors, in addition to setting up favorable payment plans to reduce the outstanding balances with these vendors. ESW has also secured and continues to secure volume discounts on critical components. ESW has also identified and engaged new vendors in the U.S. for parts supply. In addition, there is a greater focus on outsourcing opportunity for labor intensive parts.

5) ESW has revised and implemented its new warranty policy to ensure that warranty terms and conditions meet industry standards whilst mitigating warranty risks to the fullest extent possible. ESW has also launched a backend website to assist its distributors and installers in day to day operations, training and processes.

6) ESW is in the process of continuously engaging its existing dealers to help better understand ESW's business and product positioning and to strengthen ESW's partnership with its distribution base. ESW is also opportunistically adding new independent emissions focused dealers to enhance the Company’s North American sales coverage.

7) ESW is focusing on increasing revenue from testing services provided to third parties from its Air Testing Facility in Montgomeryville, Pennsylvania.

In 2011, ESW’s Air Testing Services in Montgomeryville, PA has seen a sizeable increase in business, in line with ESW’s effort to increase revenues from these operations. Revenue from offering air testing as a service to outside customers has increased from $ 153,379 for the year ended 2010 to $581,591 for the year ended 2011.

As a result from these actions, the Company is positioned to improve its operational results in 2012. The Company has reduced inefficiencies in personnel-related costs, manufacturing costs and other discretionary expenditures that are within the Company's control. The Company is also seeking to lower its overhead costs while maintaining its focus on the Sales, Marketing and Customer Service efforts. The changes in the business are anticipated to lower the overall operating costs in the Company and improve the Company's overall results, without affecting the Company's positioning of its existing products and testing services as well as its efforts to develop and deliver to market the next generation of leading emissions products and services.

COMPARISON OF YEAR ENDED DECEMBER 31, 2011 TO YEAR ENDED DECEMBER 31, 2010

RESULTS OF OPERATIONS

Revenues for the year ended December 31, 2011, increased by $1,448,520, or 13.9 percent, to $11,885,665 from $10,437,145 for the year ended December 31, 2010. The increase in revenue is mainly related to a 17% increase sales of ESW's verified ThermaCat Level III products, further complemented by an increase in revenues of ESW America’s air testing operations, revenue from air testing as a service to outside customers has increased from $ 153,379 for the year ended 2010 to $581,591 for the year ended 2011. These revenue increases were offset by decreases in sales of the CleanCat product that was not sold in 2011 and a decrease in revenues for the XtrmCat marine product, which received certification in August 2011.

Cost of sales as a percentage of revenues for the year ended December 31, 2011 was 81.7 percent compared to 69.6 percent for the year ended December 31, 2010. Cost of sales for the year ended December 31, 2011 increased by $2,451,354 or 33.76 percent. The primary reason for the lower gross margin for the year ended December 31, 2011 was: (a) the write-down of inventory in the amount of $638,048, of this amount $223,007 has been setup as a reserve at December 31, 2011 and relates to the higher overhead costs of the Canadian operations, (b) increases in the cost of materials of $964,913 mainly driven by the increasing cost of precious metals, components and supplies used in production (c) an increase in overhead costs of $717,709 as we apply higher overheads to our cost of sales that was previously expensed as operating expenses, and (d) an increase of $130,684 in labour cost that was also previously expensed as operating expenses. The Company is constantly reviewing its production costing and has updated the pricing of its products to distributors. In addition, ESW has also streamlined its manufacturing operations by relocating the manufacturing operations to Montgomeryville, PA, where it is co-located with the air testing operations, which reduces manufacturing overhead expense.

Marketing, office and general expenses for the year ended December 31, 2011, decreased by $827,548, or 17.5 percent, to $3,891,814 from $4,719,362 for the year ended December 31, 2010. The decrease is primarily due to: (a) a decrease in Sales and Marketing wages and selling expenses by $194,613, resulting from a decrease in Sales and Marketing wages and a reversal of bad debt provisions on December 31, 2010, (b) a decrease of $88,961 in facility costs as we apply higher facility overheads to cost of sales, (c) a decrease in factory expenses of $259,125 resulting from higher overheads applied to cost of sales, (d) a decrease in administration salaries and wages of $49,375 resulting from restructuring activities, (e) a decrease in investor relation costs of $98,663 resulting from cancellation of an investor relation contract, and (f) a decrease in general administration costs of $136,811 resulting from restructuring activities. During the fourth quarter of 2011, all manufacturing operations were conducted out of the Montgomeryville, PA facility and the rent for the Canadian facility for this period has been expensed as Marketing, office and general expenses under facility costs. ESW has retained a commercial real estate broker and the facility is being marketed for a sub-lease or re-lease ESW expects to transition completely out of the Canadian facility by June 30, 2012.

The Company incurred $1,385,685 in restructuring charges for the year ended December 31, 2011 (December 31, 2010 - $0), due to severance and other related payments. The Company incurred severance expenses related to separation agreements with its former Chief Executive Officer, Vice President of Operations and Director of Sales in the amount of $450,309, and separation agreements for the second round of restructuring as a result of relocation of operations in the amount of $297,846. The total of all severance agreements with employees amounted to $748,155. The details of the restructuring charges are as follows:

Details	$
Severance agreements	$ 748,155
Software impairment	133,542
Product line changes	125,113
Training and set up expenses	172,748
Travel costs	62,933
Moving expenses	40,025
Legal fees	26,467
Relocation costs	22,437
Others	54,265
$1,385,685

Research and development ("R&D") expenses for the year ended December 31, 2011 decreased by $90,967, or 11.6 percent, to $692,977 from $783,944 for the year ended December 31, 2010. The primary driver of R&D expenses for the fiscal year 2011 related to ESW's pursuit of the certification of its locomotive and marine product, the XtrmCat, including the final EPA certification testing at a recognized testing facility. To offset this increase, the Company received grant money amounting to $278,712 and $143,375 for the year ended December 31, 2011 and 2010 respectively.

Officers’ compensation and directors’ fees for the year ended December 31, 2011 decreased by $253,914, or 26.6 percent, to $700,140 from $954,054 for the year ended December 31, 2010. The decrease is mainly due to changes in executive management and the Company’s board compensation structure.

Consulting and professional fees for the year ended December 31, 2011 decreased by $114,822, or 25.4 percent, to $336,523 from $451,345 for the year ended December 31, 2010. In the prior year period expenses were higher and related to (a) legal fees for ESW’s March 2010 demand revolving credit facility agreement with a Canadian chartered bank, (b) higher audit fees, (c) fees related to Sarbanes-Oxley 404 consulting, and (d) fees related to a management consultant.

Foreign exchange loss for the year ended December 31, 2011, was $248,306 as compared to a loss of $103,256 for the year ended December 31, 2010. Due to the change in accounting policy, as described in Note 3 to the consolidated financial statements, ESW recognized a translation loss of $186,812, which is included in foreign exchange loss in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2011.

Depreciation and amortization expense for the year ended December 31, 2011 decreased by 56.3 percent from $837,448 to $366,266 year-on-year. In the year ended December 31, 2011 the depreciation costs were substantially lower as (a) we did not depreciate assets held for sale and scrapped as a result of the relocation of operations from Canada, (b) we applied additional depreciation to cost of sales, (c) patents were fully amortized, and (d) a portion of the assets have been fully depreciated.

The Company has recorded an impairment loss of $163,668 for property, plant and equipment of ESW Canada for the year ended December 31, 2011. ESW recovered $131,570 from sales of assets with no further recovery estimated from the sale of plant and machinery and office equipment, with the remaining plant and machinery and office equipment remaining in Canada being fully written down. The balance of the plant and machinery and office equipment has been transferred to Montgomeryville, PA. The leasehold improvements have been fully written down as the operations have been relocated from the Concord, Ontario, facility. Loss on impairment of property plant and equipment for the year ended December 31, 2010 was $0.

Loss from operations for the year ended December 31, 2011, increased by $938,804 or 20.1 percent, to $5,612,564 from $4,673,760 for the year ended December 31, 2010. Of the $5,612,564 in loss from operations, $2,097,383 was attributed to non cash losses for the year ended December 31, 2011, including depreciation and amortization of $735,030, loss on impairment of property plant and equipment of $295,238, write-down of inventory in the amount of $638,048, stock based compensation of $180,761 and a foreign exchange loss of $248,306. In addition, the Company has also incurred $1,385,685 of expenses related to the restructuring of its operations.

Interest expense on long-term debt related to Convertible Debentures was $0 for the year ended December 31, 2011 as compared to $183,858 for the year ended December 31, 2010. Amortization of deferred costs amounted to $0 for the year ended December 31, 2011 as compared to $117,131 for the year ended December 31, 2010. Long term debt accretion expenses amounted to $0 for the year ended December 31, 2011 as compared to $768,981 for the year ended December 31, 2010.

Effective March 25, 2010, the November 2008 and the August 2009 debenture holders agreed to convert all outstanding convertible debentures as per the terms of the respective debenture agreements. The early conversion of the debentures was a condition precedent to the Company's wholly-owned subsidiary, ESW Canada, entering into a new credit facility with CIBC. The conversion of the November 2008 and the August 2009 debentures also triggered the mandatory conversion feature on the March 19, 2010, debentures. As part of the agreement to convert all existing convertible debentures the Company has paid a premium as an inducement to convert all debentures. The premium was payable to all converting debenture holders and was subject to a positive fairness opinion by a Fairness Committee consisting of independent directors of the Company's Board of Directors and an increase in the share capital of the Company. The premium consists of 4,375,665 shares of Common Stock. As the Company did not have sufficient authorized shares as of the date of conversion of the debentures to fulfill the premium, the premium had been recorded as an advance share purchase agreement at fair market value $2,909,872 at September 30, 2010. The agreement was without interest, subordinated to the banks position and payable in a fixed number of common shares (4,375,665 shares) of the Company upon increase in the authorized share capital of the Company. In summary, the fair value of the advanced share subscription was dependent on the market price of the Company's common stock, as the Company did not have sufficient available authorized common shares to fulfill this obligation as on September 30, 2010. The advanced share subscription was re-valued based on the market price of the Company's common stock at the end of each reporting period until it was fulfilled by the issuance of authorized common shares in November 2010. The resulting revaluations either cause gains or losses on the consolidated statement of operations and comprehensive loss.

The Share Subscription Agreement for the 2010 Debentures contained an exchange feature. The exchange feature provided that if within twelve months from March 19, 2010, the Company entered into or closed another financing or other transaction (which for securities law purposes would be integrable with the offer and sale of the Securities) on terms and conditions more favorable to another purchaser, the terms and conditions of the 2010 Debentures shall be adjusted to reflect the more favorable terms. On March 31, 2011, the Company re-evaluated the fair value of the exchange feature and determined that the probability of closing another financing was 100% and the conversion price of the 2010 Debentures would be reset. On March 31, 2011, an additional liability of $578,739 was recorded for the exchange feature in these consolidated financial statements with a $578,739 expense related to change in fair value of exchange feature liability recorded in the consolidated statements of operations and comprehensive loss. Change in fair value of exchange feature liability for the year ended December 31, 2011, amounted to $578,739 as compared to $2,021,213 for the year ended December 31, 2010.

The Company incurred $126,850 interest cost on notes payable to related party for the $4 million unsecured subordinated promissory notes during for the year ended December 31, 2011, as compared to $11,342 for the $500,000 unsecured subordinated promissory notes during the year ended December 31, 2010.

During the year ended December 31, 2011, the Company recorded interest accretion expense of $3,506,074 (2010 - $0), a financing charge on embedded derivative liability of $485,101 (2010 - $0) and a gain on convertible derivative of $1,336,445 (2010 - $0) related to the discount feature and the embedded derivative features in the $4 million notes payable to related party.

Bank fees resulting from credit facility covenant waivers related to ESW’s secured demand credit agreement amounted to $154,205 for the year ended December 31, 2011 (2010 - $0).

Restructuring of manufacturing operations: In August 2011, ESW adopted a reorganization plan to reduce its overhead costs by re-locating its Canadian manufacturing operations into its facilities located in the United States. ESW believes that the synergies from operating at a single location will provide significant financial and logistical advantages, as well as synergies with its testing operations also located in the same facility. ESW has transitioned the production from Concord, Ontario, Canada to its existing facility located in Montgomeryville, PA, United States, during the fourth quarter of 2011 all products were manufactured and shipped from the United States. ESW recognized a loss on impairment of property plant and equipment of $0.2 million for the year ended December 31, 2011 and restructuring charges amounted to $1,385,685. In addition, ESW expects to incur additional restructuring charges associated with the closure of the facility, transfer of manufacturing equipment excluding any severance charges during the first half of fiscal 2012.

In accordance with ASC 420-10-25-11 costs to terminate an operating lease" arise when a lessee will either: (a) terminate an operating lease; or (b) if it is unable to terminate the lease, discontinue its use of the asset and continue to make lease payments over the remaining term of the lease without benefit. When the lease will be terminated, the lessee should recognize a liability for the cost of terminating the lease at the time the lease is terminated. If the lease will not be terminated and the lessee will continue to incur costs under the lease without future benefit, the lessee should recognize a liability on the cease-use date (the date the lessee discontinues its use of the asset). In accordance with paragraphs 420-10-30-7 through 30-9, a liability for the remaining lease rentals, reduced by actual (or estimated) sublease rentals, would be recognized and measured at its fair value at the cease-use date. In accordance with paragraphs 420-10-35-1 through 35-4:, the liability would be adjusted for changes, if any, resulting from revisions to estimated cash flows after the cease-use date, measured using the credit-adjusted risk-free rate that was used to measure the liability initially. The fair value estimate at the cease-use date amounts to $0.14 million associated with the release of its manufacturing facility at Concord, Ontario, Canada. This fair value estimate will be re-measured and recorded as a liability at June 30, 2012 the expected cease use date of the facility, any sub-lease or rent earned from the Concord, Ontario, Canada facility in excess of the fair value estimate will be used to offset this liability.

LIQUIDITY AND CAPITAL RESOURCES

ESW's principal sources of operating capital have been the proceeds from its various financing transactions. During year ended December 31, 2011, the Company used $2,643,776 of cash to sustain operating activities compared with $5,875,140 for year ended December 31, 2010. As of At December 31, 2011 and 2010, the Company had cash and cash equivalents of $1,103,649 and $13,328, respectively.

Net cash used in operating activities for the year ended amounted to $2,643,776. This amount was attributable to the net loss of $9,127,088, plus non-cash expenses such as depreciation, amortization, interest accretion expense, change in fair value of exchange feature liability and others of $5,066,467, and an increase in net operating assets and liabilities of $1,416,845. Net cash used in operating activities for year ended December 31, 2010 amounted to $5,875,140. This amount was attributable to the net loss of $9,447,641, plus non cash expenses such as depreciation, amortization, interest and accretion on long term debt, inducement premium on conversion of debentures and others of $6,370,409, and a decrease in net operating assets and liabilities of $2,797,908.

Net cash used in investing activities was $252,385 for year ended December 31, 2011, as compared to $414,188 used in investing activities for year ended December 31, 2010.

Net cash provided by financing activities totaled $4,000,712 for year ended December 31, 2011, as compared to $5,570,429 for year ended December 31, 2010. In fiscal year 2011, $4,000,000 was provided through the issuance of the notes payable to related parties and $3,857,997 from the issuance of common stock through a rights offering. From the funds raised, $419,410 was paid towards rights offering costs, $3,434,075 was repaid under ESW's CIBC credit facility and $3,800 was repaid under capital lease obligation. In the prior year 2010, $2,919,375 (net of $80,625 debt issuance costs) was provided through issuance of convertible debentures, $3,312,254 in funds was provided by ESW`s bank loan, $576,000 (net of broker fees of $24,000) from the issuance of common stock. From the funds raised in fiscal year 2010, $500,000 was repaid promissory notes to a related party, and $13,769 was repaid under capital lease obligation.

ESW operates in a capital intensive and highly regulated industry, where a long lead time to bring new products into market is considered normal. ESW continues to invest in research and development to improve its technologies and bring them to the point where its customers have a high confidence level to purchase our products.

During year ended December 31, 2011 and in 2010, ESW did not produce sufficient cash from operations to support its expenditures. Prior financings supported the Company's operations during the period. ESW's principal use of liquidity relates to the Company's working capital needs and to finance any further capital expenditures or tooling needed for production and/or its testing facilities.

ESW anticipates certain capital expenditures in 2012 related to the general operation of its business as well as to upgrade the air testing facilities in Montgomeryville, Pennsylvania.

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

Effective May 31, 2011, ESWC entered into a modification of its Demand Credit Agreement dated March 10, 2010 (the "Demand Credit Agreement") whereby it received an extension on the term of its Credit Agreement from its commercial lender through September 30, 2011. The new modification was subject to all covenants and the security margin under the Credit Agreement remaining in order at all times. The commercial lender and the Company agreed to reduce the Operating Loan limit as defined in the Credit Agreement to a maximum of $1,500,000 Canadian or the borrowing base established by the security margin if less; all loans made by the commercial lender were to be satisfied and the credit facilities cancelled upon the earlier of the completion of the Company's rights offering or June 30, 2011.

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

ESW has 700,000 Class A special shares, authorized, issued and outstanding, recorded at $453,900 (based on the historical exchange rate at the time of issuance). The Class A special shares are issued by BBL Technologies, Inc. ("BBL") without par value, and are redeemable on demand by the Holder of the shares which is a private Ontario Corporation at $700,000 Canadian (which translates to $688,310 U.S. and $703,801 U.S. at December 31, 2011 and 2010, respectively). As the redeemable Class A special shares were issued by the BBL, the maximum value upon which the Company is liable is the net book value of BBL. As of December 30, 2011 and December 31, 2010, BBL had an accumulated deficit of $1,194,705 U.S. ($1,847,203 Canadian) and $1,192,858 U.S. ($1,845,375 Canadian) respectively, and therefore, the holder would be unable to redeem the redeemable Class A special shares at their ascribed value.

Competition is expected to intensify as the market for ESW's products expands. ESW's ability to continue to gain significant market share will depend upon its ability to continue to develop strong relationships with distributors, regulators, customers and develop new products. Increased competition in the market place could result in lower average pricing which could adversely affect ESW's margins and pricing for its products.

DEBT STRUCTURE

At December 31, 2011 ESW had of $0 of debt on the consolidated balance sheet. At December 31, 2010 ESW had a Bank loan of $3,424,889 and Exchange feature liability of $2,133,862.

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

Effective March 25, 2010, the November 2008 and the August 2009 debenture holders agreed to convert all outstanding convertible debentures as per the terms of the respective debenture agreements. The early conversion of the debentures was a condition precedent to the Company's wholly-owned subsidiary ESW Canada entering into a new credit facility with CIBC. The conversion of the November 2008 and the August 2009 debentures also triggered the mandatory conversion feature on the March 19, 2010 debentures. As part of the agreement to convert all existing convertible debentures the Company has paid a share-based premium as an inducement to convert all debentures. The premium was payable to all converting debenture holders and was subject to a positive fairness opinion, provided by a Fairness Committee consisting of independent directors of the Company's Board of Directors, and an increase in the share capital of the Company. The premium consisted of 4,375,665 shares of Common Stock. As the Company did not have sufficient authorized shares as of the date of conversion of the debentures to fulfill the premium, the premium had been recorded as an advance share purchase agreement at fair market value $2,909,872 at June 30, 2010 ($0 at June 30, 2011), the agreement was without interest, subordinated to the banks position and payable in a fixed number of common shares (4,375,665 shares) of the Company upon a subsequent increase in the authorized share capital of the Company. In summary, the fair value of the advanced share subscription was dependent on the market price of the Company's common stock, as the Company did not have sufficient available authorized common shares to fulfill this obligation as on June 30, 2010, it was treated as a liability. The advanced share subscription was re-valued based on the market price of the Company's common stock at the end of each reporting period until it was fulfilled by the issuance of authorized common shares in November 2010. Gains and losses from the resulting revaluations were recognized on the consolidated statement of operations and comprehensive loss.

The Share Subscription Agreement for the 2010 Debentures contained an exchange feature. The exchange feature provides that if within twelve months from March 19, 2010, the Company entered into or closed another financing or other transaction (which for securities law purposes would be integrable with the offer and sale of the Securities) on terms and conditions more favorable to another purchaser, the terms and conditions of the 2010 Debentures shall be adjusted to reflect the more favorable terms. On March 31, 2011, the Company re-evaluated the fair value of the exchange feature and determined that the probability of closing another financing was 100% and the conversion price of the 2010 Debentures would be reset. On March 31, 2011 an additional liability of $578,739 was recorded for the exchange feature in these consolidated financial statements with a $578,739 expense related to change in fair value of exchange feature liability recorded in the consolidated statements of operations and comprehensive loss. On June 30, 2011 concurrent with the closing of the rights offering the exchange feature liability was moved to paid in capital.

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

Effective July 18, 2011, ESW’s wholly-owned subsidiary ESW Canada Inc, paid its senior lender the amount of $1.5 million (Canadian dollars) from the proceeds of the rights offering to liquidate the outstanding balance on the bank loan. The senior lender has discharged all liens, securities and encumbrances against ESW and its subsidiaries credit facility agreement has been cancelled.

As of December 31, 2011, $0 was owed under the Demand Credit Agreement compared to $ 3,424,889 as of December 31, 2010.

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

ESW's ability to service its future indebtedness, other obligations and commitments in cash will depend on its future performance and ability to raise capital, which will be affected by prevailing economic conditions, financial, business, regulatory and other factors. Certain of these factors are beyond ESW's control. ESW believes that, based upon its current business plan it will meet its debt service obligations when due. ESW may need additional financing meet its financial projections and obligations. Significant assumptions underlie ESW's projections, including, among other things, that ESW will be successful in implementing its business strategy, that some of ESW's products that have received verification from the appropriate regulatory authorities will obtain customer and market acceptance, and that there will be no material adverse developments in ESW's business, liquidity or capital requirements. If ESW cannot generate sufficient cash flow from operations to service its indebtedness and to meet other obligations and commitments, ESW might be required to refinance or to dispose off assets to obtain funds for such purpose. There is no assurance that refinancing or asset dispositions or raising funds from sales of equity or otherwise could be effected on a timely basis or on satisfactory terms. In such circumstance, ESW would have to issue shares of its common stock as repayment of these obligations, which would be of a dilutive nature to ESW's present shareholders.

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

The following is a summary of the minimum annual lease payments, for both leases.

YEAR

2012	454,642
2013	306,305
2014	283,603
2015	212,703
$1,257,253

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

CAPITAL LEASE OBLIGATION

The Company is committed to the following lease payments in connection with the acquisition of equipment under capital leases:

YEAR

2012	1,259

Less imputed interest	(18)
Total obligation under capital lease	1,241

Less current portion	(1,241)
Total long-term portion	$ 0

The Company incurred $17 and $2,374 of interest expense on capital lease obligation for the twelve month periods ended December 31, 2011 and 2010, respectively.

RESTRUCTURING EXPENSES AND SEVERANCE AGREEMENTS

Restructuring charges relate to changes in the management and reductions in work force of the Company's subsidiary, ESW Canada Inc., hiring, training, moving, relocation charges related to the setup of the new subsidiary, Technology Fabricators Inc. and write downs related to changes in business strategy as a result of the decision to relocate operations. Restructuring expenses consist mainly of severance expenses amounting to $748,155, travel costs of $62,933, legal fees of $26,467, recruiting cost of $34,624, training and set up expenses of $172,748, moving expenses of $40,025, relocation expenses of certain employees of $22,437, write down due to software impairment $133,542, write down due to product line discontinuation $125,113 and other expenses of $19,641. The Company does not expect to incur further expenses related to severance agreements related to the 2011 restructuring plans, but could incur additional restructuring costs related to its Canadian facility.

CRITICAL ACCOUNTING POLICIES

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

The estimates and judgments ESW makes that affect the reported amount of assets, liabilities, revenues and expenses are based on historical experience and on various other factors, which ESW believes to be reasonable in the circumstances under which they are made. Actual results may differ from these estimates under different assumptions or conditions. ESW considers accounting policies related to revenue recognition, the valuation of inventories, research and development and accounting for the value of long-lived assets and intangible assets to be critical accounting policies. The Company’s significant accounting policies are disclosed in Note 2 to the Financial Statements of this 10-K report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ESW is exposed to financial market risks, including changes in currency exchange rates and interest rates. The Company has foreign currency exposures at its foreign operations related to buying and selling currencies other than the local currencies. The risk under these interest rate and foreign currency exchange agreement is not considered to be significant.

FOREIGN EXCHANGE RISK

ESW's exposure to foreign currency translation gains and losses also arises from the translation of the assets and liabilities of its subsidiaries to U.S. dollars during consolidation. These risks have been significantly mitigated by the move of ESW’s manufacturing operations to PA USA.

During the year, the Company changed the functional currency of its Canadian operations from the Canadian dollar to the U.S. dollar, see Note 3. Prior to this change, ESW recognized a translation loss of $102,366 in 2011 as compared to a gain of $21,166 in 2010 reported as other comprehensive income in the consolidated statements of changes in stockholders' equity / (deficit). Following the change in accounting policy, ESW recognized a translation loss of $186,812, which is included in foreign exchange loss in the consolidated statements of operations and comprehensive loss. Also included in foreign exchange loss in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2011, ESW has recognized a translation loss of $61,494 as compared to a loss of $103,256 in 2010 primarily as a result of exchange rate differences between the U.S. dollar and the Canadian dollar.

INTEREST RATE RISK

ESW currently has no variable-rate long-term debt that exposes ESW to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Environmental Solutions Worldwide, Inc.

We have audited the accompanying consolidated balance sheets of Environmental Solutions Worldwide, Inc. (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit) and comprehensive income, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s experience of negative cash flows from operations and its dependency upon future financing raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MSCM LLP
Toronto, Canada
March 31, 2012

701 Evans Avenue, 8th Floor,
Toronto, Ontario,
M9C 1A3, Canada
T (416) 626-6000
F (416) 626-8650
MSCM.CA

F1

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,	DECEMBER 31,
	2011	2010
ASSETS

Current Assets
Cash and cash equivalents	$ 1,103,649	$ 13,328
Accounts receivable, net of allowance
for doubtful accounts of $1,398 (2010 - $70,028) (Note 2)	1,204,734	2,279,149
Inventory, net of reserve of $223,007 (2010 - $0) (Note 5)	2,431,027	4,414,518
Prepaid expenses and sundry assets	295,211	261,176

Total current assets	5,034,621	6,968,171

Property, plant and equipment under construction (Note 6)	198,416	185,542

Property, plant and equipment, net of accumulated	1,271,989	1,931,373
depreciation of $6,867,760 (2010 - $5,765,164)
and loss on impairment of property, plant and equipment
of $163,668(2010 - $0) (Note 6)

Internal use software under development (Note 2)	--	126,340

Patents and trademarks, net of accumulated
amortization of $2,131,077	--	16,145
(2010 - $2,115,091) (Note 2)

	$ 6,505,026	$ 9,227,571

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Bank loan (Note 8)	$ --	$ 3,424,889
Accounts payable	1,384,972	2,495,070
Accrued liabilities (Note 17)	592,760	512,964
Exchange feature liability (Notes 10 and 12)	--	2,133,862
Customer deposits	--	29,322
Redeemable Class A special shares (Note 9)	453,900	453,900
Current portion of capital lease obligation (Note 15)	1,241	3,552

Total current liabilities	2,432,873	9,053,559

Long-term Liabilities

Capital lease obligation (Note 15)	--	1,490

Total liabilities	2,432,873	9,055,049

Commitments and Contingencies (Note 15)
Subsequent Events (Note 21)

Stockholders' Equity (Notes 12 and 13)
Common stock, $0.001 par value, 250,000,000 (2010 - 250,000,000)
shares authorized; 219,450,447 shares
issued and outstanding (2010 - 129,463,767)	219,450	129,463
Additional paid-in capital	56,606,629	43,567,531
Accumulated other comprehensive income	--	446,549
Accumulated deficit	(52,753,926)	(43,971,021)

Total stockholders' equity	4,072,153	172,522

	$ 6,505,026	$ 9,227,571

The accompanying notes are an integral part of these consolidated financial statements.

F2

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31,

	2011	2010
Revenue
Net sales	$ 11,885,665	$ 10,437,145

Cost of sales	9,712,850	7,261,496

Gross profit	2,172,815	3,175,649

Operating expenses
Marketing, office and general costs	3,891,814	4,719,362
Restructuring charges (Note 17)	1,385,685	--
Research and development costs	692,977	783,944
Officers' compensation and directors' fees	700,140	954,054
Consulting and professional fees	336,523	451,345
Foreign exchange loss	248,306	103,256
Depreciation and amortization	366,266	837,448
Loss on impairment of property, plant and equipment (Note 6)	163,668	--

	7,785,379	7,849,409

Loss from operations	(5,612,564)	(4,673,760)

Interest on long-term debt	--	(183,858)
Amortization of deferred costs	--	(117,131)
Long-term debt accretion	--	(768,981)
Inducement premium	--	(2,909,872)
Mark to market adjustment on advance share subscription	--	1,247,119
Change in fair value of exchange feature liability (Note 10)	(578,739)	(2,021,213)
Interest on notes payable to related party	(126,850)	(11,342)
Interest accretion expense	(3,506,074)	--
Financing charge on embedded derivative liability (Note 7)	(485,101)	--
Gain on convertible derivative (Note 7)	1,336,445	--
Bank fees related to credit facility covenant waivers (Note 8)	(154,205)	--
Loss on disposal of property and equipment	--	(8,828)
Interest income	--	225

Net loss	(9,127,088)	(9,447,641)

Other comprehensive (loss)/income:
Foreign currency translation of Canadian subsidiaries	(102,366)	21,166

Net loss and comprehensive loss	$ (9,229,454)	$ (9,426,475)

Net loss per share (basic and diluted) (Note18)	$ (0.05)	$ (0.08)

Weighted average number of shares outstanding (basic and diluted) (Note18)	170,818,147	112,793,477

The accompanying notes are an integral part of these consolidated financial statements.

F3

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY/(DEFICIT)
AND COMPREHENSIVE INCOME FOR THE YEAR ENDED DECEMBER 31, 2011

				Accumulated		Total
	Common Stock		Additional	Other Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Paid-In Capital	Income	Deficit	Equity

Balance, January 1, 2010	73,823,851	$ 73,822	$ 26,083,635	$ 425,383	$ (34,523,380)	$ (7,940,540)

Net loss	--	--	--	--	(9,447,641)	(9,447,641)

Stock-based compensation (Note 13)	--	--	93,189	--	--	93,189

Common stock issued from share subscription	1,500,000	1,500	598,500	--	--	600,000

Broker fees related to share subscription	--	--	(24,000)	--	--	(24,000)

Fair value of exchange feature liability	--	--	(112,649)	--	--	(112,649)

Inducement on conversion of debentures with related party	4,375,668	4,376	1,658,377	--	--	1,662,753

Common stock issued on conversion of debentures	49,764,248	49,765	14,730,479	--	--	14,780,244

Intrinsic value of beneficial conversion feature of convertible debentures	--	--	540,000	--	--	540,000

Foreign currency translation of Canadian subsidiaries	--	--	--	21,166	--	21,166

Balance, January 1, 2011	129,463,767	$ 129,463	$ 43,567,531	$ 446,549	$ (43,971,021)	$ 172,522

Net loss	--	--	--	--	(9,127,088)	(9,127,088)

Stock-based compensation (Note 13)	816,668	817	179,944	--	--	180,761

Foreign currency translation of Canadian subsidiaries	--	--	--	(102,366)	--	(102,366)

Cumulative translation adjustment due to change in functional currency (Note 3)	--	--	--	(344,183)	344,183	--

Shares issued for prior transactions (Note 12)	22,500,000	22,500	5,344,830	--	--	5,367,330

Subscription of common stock (Note 12)	66,670,012	66,670	7,933,734	--	--	8,000,404

Right offering costs (Note 12)	--	--	(419,410)	--	--	(419,410)

Balance, December 31, 2011	219,450,447	$ 219,450	$ 56,606,629	$ --	$ (52,753,926)	$ 4,072,153

The accompanying notes are an integral part of these consolidated financial statements.

F4

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,

	2011	2010

Net loss	$ (9,127,088)	$ (9,447,641)

Adjustments to reconcile net loss to net cash
used in operating activities:
Interest accretion expense	3,506,074	--
Change in fair value of exchange feature liability (Note 10)	578,739	2,021,213
Financing charge on embedded derivative liability (Note 7)	485,101	--
Loss on disposal of inventory	627,507	195,293
Depreciation of property, plant and equipment	718,884	1,045,096
Loss on impairment of property, plant and equipment (Note 6)	295,238	--
Interest on notes payable to related party	126,850	--
Stock-based compensation	179,944	93,189
Amortization of patents and trademarks	16,145	213,212
Inducement premium	--	2,909,872
Mark to market adjustment on advance share subscription	--	(1,247,119)
Long-term debt accretion	--	768,981
Interest on long-term debt	--	183,858
Amortization of deferred costs	--	117,131
Provision for doubtful accounts	--	60,855
Loss on disposal of property, plant and equipment	--	8,828
Gain on disposal of assets	(131,570)	--
Gain on convertible derivative	(1,336,445)	--

	5,066,467	6,370,409

Increase (decrease) in cash flows from operating
activities resulting from changes in:
Accounts receivable	1,168,397	(1,195,868)
Inventory	1,362,672	(3,066,562)
Prepaid expenses and sundry assets	(53,998)	(14,163)
Accounts payable and accrued liabilities	(1,030,904)	1,459,220
Customer deposits	(29,322)	19,465

	1,416,845	(2,797,908)

Net cash used in operating activities	(2,643,776)	(5,875,140)

Investing activities:
Proceeds from sale of property and equipment	131,570	703
Acquisition of property, plant and equipment	(233,337)	(254,581)
Internal use software under development	--	(121,133)
Addition to property, plant and equipment under construction	(150,618)	(39,177)

Net cash used in investing activities	(252,385)	(414,188)

Financing activities:
Proceeds from convertible debentures placement	--	3,000,000
Debt issuance cost	--	(80,625)
Bank loan	--	3,312,254
Repayment of bank loan	(3,434,075)	(723,431)
Rights offering costs	(419,410)	--
Notes payable to related party	4,000,000	--
Issuance of common stock	3,857,997	600,000
Broker fees related to share subscription	--	(24,000)
Repayment of notes payable to related party	--	(500,000)
Repayment of capital lease obligation	(3,800)	(13,769)

Net cash provided by financing activities	4,000,712	5,570,429

Net change in cash and equivalents	1,104,551	(718,899)

Foreign exchange (gain) loss on foreign operations	(14,230)	99,623

Cash and cash equivalents, beginning of year	13,328	632,604

Cash and cash equivalents, end of year	$ 1,103,649	$ 13,328

Supplemental disclosures:

Cash interest paid	$ -	$ 13,157
Other non-cash conversion of loans and related interest	$ 4,126,850	$ 14,780,243
Reclassification of convertible derivative and exchange
liabilities to equity	$ 4,861,256	$ --
Conversion of accrued expenses to equity	$ 16,374	$ --

The accompanying notes are an integral part of these consolidated financial statements.

F5

NOTE 1 - NATURE OF BUSINESS AND GOING CONCERN

Environmental Solutions Worldwide, Inc. (the "Company" or "ESW") through its wholly-owned subsidiaries is engaged in the design, development, manufacturing and sales of emissions control technologies, ESW also provides emissions testing and environmental certification services with its primary focus on the North American on-road and off-road diesel retrofit market. ESW currently manufactures and markets a line of catalytic emission control and enabling technologies for a number of applications.

The audited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"), which contemplates continuation of the Company as a going concern.

The Company has sustained recurring operating losses. As of December 31, 2011, the Company had an accumulated deficit of $52,753,926 and cash and cash equivalents of $1,103,649. During the twelve month period ended December 31, 2011 there were significant changes made to ESW’s business. These changes in operations, the relocation of the Company’s operations (See Note 2), and the prevailing economic conditions all create uncertainty in the operating results and accordingly there is no assurance that the Company will be successful in generating sufficient cash flow from operations or achieving profitability in the near future. As a result, there is substantial doubt regarding the Company's ability to continue as a going concern. The Company may require additional financing to fund its continuing operations, financing may not be available at acceptable terms or may not be available at all. The Company's ability to continue as a going concern is dependent on obtaining additional financing and achieving and maintaining a profitable level of operations.

On February 17, 2011 and May 3, 2011, the Company raised a total of $4 million through the issuance of unsecured subordinated promissory notes (the “Notes”) to certain shareholders, including deemed affiliates of certain members of the Board of Directors of the Company. Proceeds from the Notes funded working capital, capital investments and other general corporate purposes. Proceeds from Notes, along with available cash, were used to fund the Company's additional working capital needs related to its summer sales.

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

Effective June 30, 2011 the Company completed its rights offering. The Company's shareholders subscribed to 38,955,629 shares including over subscriptions. Under the Qualified Offering shareholders subscribed to $4.7 million, which was subscribed for via cash ($1.9 million), and the exchange of principal and accrued interest on the Notes and the Bridge Loan Notes (approximately $2.8 million). Under the Backstop Commitment, the Bridge Lenders purchased 27,714,385 shares of Common Stock at price of $0.12 per share for approximately $3.3 million, of which $2.0 million was paid in cash and $1.3 million was paid for through the exchange of the balance of principal and accrued interest due on the Notes. As a result of these transactions, the Company satisfied its obligations with the Bridge Lenders and effectively cancelled the Notes effective June 30, 2011.

Effective July 18, 2011, ESW’s wholly-owned subsidiary ESW Canada Inc, paid its senior lender the amount of $1.5 million (Canadian dollars) from the proceeds of the rights offering (see Note 12) to liquidate the outstanding balance on the bank loan. The senior lender has discharged all liens, encumbrances and securities against the Company and its subsidiaries and cancelled the March 31, 2010 demand revolving credit facility agreement.

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

F6

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, ESW America Inc. ("ESWA"), ESW Technologies Inc. ("ESWT"), ESW Canada Inc. ("ESWC"), Technology Fabricators Inc. (“TFI”) and BBL Technologies Inc. ("BBL"). All inter-company transactions and balances have been eliminated on consolidation. Amounts in the consolidated financial statements are expressed in U.S. dollars.

Effective July 6, 2011, ESW setup a wholly-owned subsidiary TFI. TFI, a Delaware corporation to house ESW’s manufacturing operations that is co-located at 200 Progress Drive, Montgomeryville, PA, 18936 along with ESW’s Air Testing operations. All manufacturing activities are housed in TFI effective October 1, 2011.

ESTIMATES

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported period. Actual results could differ from those estimates. Significant estimates include amounts for inventory valuation, impairment of property plant and equipment, share based compensation, redeemable class A special shares, valuation of the warrants, accrued liabilities and accounts receivable exposures.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is estimated and recorded based on management's assessment of the credit history with the customer and current relationships with them. On this basis management has determined that an allowance for doubtful accounts of $1,398 and $70,028 was appropriate as of December 31, 2011 and December 31, 2010, respectively.

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, generally 5 to 7 years. Maintenance and repairs are charged to operations as incurred. Significant renewals and betterments are capitalized. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated discounted cash flow used in determining the fair value of the asset. Due to changes in circumstances related to its on-going restructuring plan, ESW conducted a test for impairment as of December 31, 2011 and recognized an impairment loss of $163,668 (see Note 6 for details). Assets that have been held for sale during the year were written down to their fair value and depreciation has been suspended. Gains or losses not previously recognized resulting from the sale of an asset held for sale was recognized on the date of sale. For assets that are to be abandoned the undiscounted cash flows used in the test for recoverability are less than the long-lived assets carrying amount, the Company recognized an impairment loss as the carrying amount of the long-lived asset exceeds its fair value at December 31, 2011.

F7

IMPAIRMENT OF LONG-LIVED ASSETS

The Company follows ASC Topic 360, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the assets' carrying amounts may not be recoverable. In performing the review for recoverability, if future undiscounted cash flows (excluding interest charges) from the use and ultimate disposition of the assets are less than their carrying values, an impairment loss represented by the difference between its fair value and carrying value, is recognized. Properties held for sale are recorded at the lower of the carrying amount or the expected sales price less costs to sell. Management reviewed the related assets for impairment in the fourth quarter (see Note 6 for details).

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

Costs capitalized as of December 31, 2011 and December 31, 2010 were $0 and $126,340, respectively.

PATENTS AND TRADEMARKS

Patents and trademarks consist primarily of the costs incurred to acquire them from an independent third party. Intangible assets with a finite life are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated discounted cash flow used in determining the fair value of the asset.

Patents and trademarks are being amortized on a straight-line basis over their estimated life of ten years. Amortization expense for the twelve month periods ended December 31, 2011 and 2010 was $16,145 and $213,212 respectively. At December 31, 2011, Patents and trademarks were fully written down and have $0 carrying value.

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

The Company also derives revenue (less than 4.8% and 1.5% of total revenue during the twelve month periods ended December 31, 2011 and 2010.) from providing air testing and environmental certification services. Revenues are recognized upon delivery of testing services when persuasive evidence of an arrangement exists and collection of the related receivable is reasonably assured.

LOSS PER COMMON SHARE

Loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the year. Common stock equivalents are excluded from the computation of diluted loss per share when their effect is anti-dilutive.

INCOME TAXES

Income taxes are computed in accordance with the provisions of ASC Topic 740, which requires, among other things, a liability approach to calculating deferred income taxes. The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in their financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company is required to make certain estimates and judgments about the application of tax law, the expected resolution of uncertain tax positions and other matters. In the event that uncertain tax positions are resolved for amounts different than the Company's estimates, or the related statutes of limitations expire without the assessment of additional income taxes, the Company will be required to adjust the amounts of the related assets and liabilities in the period in which such events occur.

Such adjustments may have a material impact on ESW's income tax provision and results of operations. Note 11 to the consolidated financial statements describes the guidance and the effects on results of operations and financial position arising from its adoption.

SHIPPING AND HANDLING COSTS

The Company’s shipping and handling costs of $138,815 (2010 – $109,638) are included in cost of goods sold for all periods presented. Additionally, the Company has recorded recoveries of these costs amounting to $77,963 (2010 - $78,004), which are included in revenues.

RESEARCH AND DEVELOPMENT

The Company is engaged in research and development work. Research and development costs are charged as operating expense of the Company as incurred. Any grant money received for research and development work is used to offset these expenditures. For the years ended December 31, 2011 and 2010, the Company expensed $692,977 and $783,944 net of grant revenues, respectively, towards research and development costs. For the years ended December 31, 2011 and 2010, gross research and development expense, excluding any offsetting grant revenues amounted to $971,689 and $927,319, respectively, and grant money amounted to $278,712 and $143,375, respectively.

FOREIGN CURRENCY TRANSLATION

The consolidated financial statements have been translated into U.S. dollars in accordance with ASC Topic 830. All assets and liabilities have been translated using the current exchange rate as at the balance sheet dates. Amounts included in the consolidated statements of operations and comprehensive loss have been translated using the average exchange rate for the year. As a result of the change in accounting policy, all future translation adjustments that arise from translating the financial statements of the Company's foreign subsidiaries from local currency to U.S. dollars are recorded in net income.

F9

COMPREHENSIVE INCOME

ASC Topic 830 establishes standards for reporting and display of comprehensive income and its components. As of December 31, 2011 and 2010, accumulated other comprehensive income is reported as a component of stockholders' equity/(deficit). Other comprehensive income includes only foreign currency translation adjustments related to translation of the Company’s foreign subsidiaries from local currency to U.S. dollars. As a result of the change in accounting policy, the full amount of accumulated other comprehensive income was recognized in stockholders deficit.

PRODUCT WARRANTIES

The Company provides for estimated warranty costs at the time of sale and accrues for specific items at the time their existence is known and the amounts are determinable. The Company estimates warranty costs using standard quantitative measures based on industry warranty claim experience and evaluation of specific customer warranty issues. The Company currently records warranty costs as 2% of revenue. As of December 31, 2011 and December 31, 2010, $192,674 and $102,793, respectively, was accrued against warranty provision and included in accrued liabilities. For the twelve month periods ended December 31, 2011 and 2010, the total warranty, service, service travel and installation costs included in cost of sales were $272,966 and $224,766, respectively.

SEGMENTED REPORTING

ESW operates in two reportable segments. ASC 280-10, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for the way that public business enterprises report information about operating segments in the Company’s annual consolidated financial statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. ESW’s operating segments include manufacturing operations and air testing services. ESW’s Chief Operating Decision Maker is the Company’s Executive Chairman.

RESTRUCTURING CHARGES

ESW recognizes restructuring expenses as they are incurred. ESW also evaluates the inventory and property, plant and equipment associated with restructuring actions for impairment. Asset impairment and accelerated depreciation expenses primarily relate to inventory write-downs for rationalized products and adjustments in the carrying value of the closed facilities to the Company’s estimated fair value. In addition, the remaining useful lives of other property, plant and equipment associated with the related operations were re-evaluated based on the respective plan, resulting in the impairment of certain assets. In accordance with ASC 420-10-25-11 costs to terminate an operating lease" arise when a lessee will either: (a) terminate an operating lease; or (b) if it is unable to terminate the lease, discontinue its use of the asset and continue to make lease payments over the remaining term of the lease without benefit. When the lease will be terminated, the lessee should recognize a liability for the cost of terminating the lease at the time the lease is terminated. If the lease will not be terminated and the lessee will continue to incur costs under the lease without future benefit, the lessee should recognize a liability on the cease-use date (the date the lessee discontinues its use of the asset). In accordance with paragraphs 420-10-30-7 through 30-9, a liability for the remaining lease rentals, reduced by actual (or estimated) sublease rentals, would be recognized and measured at its fair value at the cease-use date. In accordance with paragraphs 420-10-35-1 through 35-4:, the liability would be adjusted for changes, if any, resulting from revisions to estimated cash flows after the cease-use date, measured using the credit-adjusted risk-free rate that was used to measure the liability initially.

NOTE 3 – CHANGE IN ACCOUNTING POLICY AND RECENTLY ISSUED ACCOUNTING STANDARDS

CHANGE IN ACCOUNTING POLICY

Effective October 1, 2011, ESW changed the functional currency for its Canadian operations from the Canadian dollar to the U.S. dollar. ESW’s sales are primarily denominated in U.S. dollars. Additionally, with the closure of its operation in Canada, the majority of our inventory is sourced from its U.S. operations. The change in functional currency is applied on a prospective basis. The U.S dollar translated amounts of nonmonetary assets and liabilities at October 1, 2011 became the historical accounting basis for those assets and liabilities at October 1, 2011.

F10

Until the point of transition a cumulative translation adjustment of $102,366 was recognized in other comprehensive income, as a result of the change, losses of $186,812 were recognized through net income and were included in foreign exchange loss on the consolidated statements of operations and comprehensive loss. Since the accumulated other comprehensive income related only to foreign currency translation adjustments the full amount of accumulated other comprehensive income, $344,183, was reclassified into accumulated deficit.

The change in functional currency did not have a material effect on any other item on the consolidated balance sheets or the consolidated statements of operations and comprehensive loss.

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

In May 2011, an update was made by the Financial Accounting Standards Board (“FASB”) to achieve common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards (“IFRS”).  It provides amendments to the definition of fair value and the market participant concept, grants an exception for the measurement of financial instruments held in a portfolio with certain offsetting risks, and modifies most disclosures.  The changes in disclosures include, for all Level 3 fair value measurements, quantitative information about significant unobservable inputs used and a description of the valuation processes in place.  The new guidance also requires disclosure of the highest and best use of a nonfinancial asset.  This standard will be effective prospectively during interim and for annual periods beginning after December 15, 2011.  Early application by public entities is not permitted.  The adoption is not expected to have a significant impact on the Company’s consolidated financial statements.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In August 2010, the FASB issued ASU No. 2010-22, Accounting for Various Topics - Technical Corrections to SEC Paragraphs. This update amends various SEC paragraphs based on external comments received and the issuance of SAB 112, which amends or rescinds portions of certain SAB topics. The adoption of this ASU had no effect on the Company's consolidated financial statements.

In August 2010, the FASB issued ASU No. 2010-21, Accounting for Technical Amendments to Various SEC Rules and Schedules. This updates various SEC paragraphs pursuant to the issuance of Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies. The adoption of this ASU had no effect on the Company's consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition - Milestone Method. The objective of this Update is to provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adoption of this ASU had no effect on the Company's consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-013, Compensation - Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades a consensus of the FASB Emerging Issues Task Force. ASU 2010-13 addresses the classification of an employee share-based award with an exercise price denominated in the currency of a market in which the underlying equity security trades. The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010. The adoption of this ASU had no effect on the Company's consolidated financial statements.

F11

In October 2009, the FASB issued ASU No. 2009-13, Multiple Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force ("ASU 2009-13") (codified within ASC Topic 605). ASU 2009-13 addresses the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. ASU 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The adoption of this ASU had no effect on the Company's consolidated financial statements.

NOTE 4 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents includes cash and highly liquid investments purchased with an original or remaining maturity of 90 days or less at the date of purchase. At December 31, 2011 and December 31, 2010, all of the Company's cash and cash equivalents consisted of cash.

NOTE 5 - INVENTORY

Inventory consists of:

	DECEMBER 31,	DECEMBER 31,
INVENTORY	2011	2010
Raw materials	$846,113	$1,669,481
Work-in-process	1,705,346	2,737,545
Finished goods	102,575	7,492
	$2,654,034	$4,414,518
Less: Reserve for inventory	(223,007)	--
	$2,431,027	$4,414,518

The Company recorded inventory write downs amounting to $638,048 and $0 for the twelve month periods ended December 31, 2011 and 2010, respectively, related to certain inventory that were impaired as a result of the restructuring and product changes and were sold to recover cash.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	DECEMBER 31,	DECEMBER 31,
CLASSIFICATION	2011	2010
Plant, machinery and equipment	$ 6,338,221	$ 5,790,507
Office equipment	383,912	384,902
Furniture and fixtures	456,981	461,817
Vehicles	25,604	18,288
Leasehold improvements	1,098,699	1,041,023
	8,303,417	7,696,537

Less: accumulated depreciation	(6,867,760)	(5,765,164)
Less: impairment loss	(163,668)	--
	$ 1,271,989	$ 1,931,373

	DECEMBER 31,	DECEMBER 31,
Depreciation Expense	2011	2010
Depreciation expense included in cost of sales	$ 271,563	$ 174,012
Depreciation expense included in operating expenses	350,121	624,233
Depreciation expense included in research and development costs	97,200	246,849
Total depreciation expense	$ 718,884	$ 1,045,095
F12

At December 31, 2011 and December 31, 2010, the Company had $198,416 and $185,542, respectively, of customized equipment under construction.

The plant, machinery and equipment above include $37,508 and $37,939 in assets under capital lease with a corresponding accumulated depreciation of $34,384 and $25,723 as of December 31, 2011 and December 31, 2010, respectively.

As a result of the decision to relocate ESW’s manufacturing operations, the Company recognized an impairment loss. The estimated recovery from the sale of plant and machinery and office equipment was expected to be minimal and, accordingly, the Company determined that the carrying value of these assets exceeded the sum of undiscounted cash flows from their use and eventual disposition. Due to uncertainties in both timing and amount of these cash flows, the Company utilized an expected present value technique to estimate the fair value. Based on this valuation, the Company assessed a value of $0 to these assets and recorded an impairment loss equal to the full amount of their carrying value. Recovery from the sale of these assets and differences due to exchange rate fluctuations will be offset against the impairment loss in the future periods. Impairment loss for the twelve months period ended December 31, 2011 and 2010 amounted to $163,668 and $0.

The details of impairment loss recognized for 2011 are summarized in the follows table:

Asset grouping	Impairment loss recognized
Plant and Machinery (Held for Sale)	$ 180,993
Office equipment (Held for Sale)	36,983
Leasehold improvements (disposed or abandoned)	93,328
Total impairment loss recognized June 30, 2011	311,304

Effect of exchange rate fluctuations	(16,066)
Gain on disposal of Plant and Machinery	(131,570)
Total impairment loss recognized December 31, 2011	$ 163,668

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

As per the Loan Agreements, the Subordinated Lenders made loans to the Company in the principal aggregate amount of $3 million, represented by unsecured subordinated promissory notes (the "Notes"), dated February 17, 2011. Proceeds of the Loan, along with available cash funded working capital, capital investments and other general corporate expenditures. The Notes bore interest at a rate of 10% per annum, payable in-kind on a monthly basis commencing March 17, 2011, up to the date on which the Notes are paid in full. The maturity date of the Loan was the earlier of: (i) the closing of a rights offering of the Company's common stock, at a sale price of $0.12 per share (adjusted for any stock split, stock dividend or other similar adjustment) pursuant to which the Company planned to offer rights to purchase approximately $8 million in shares of Common Stock (the "Qualified Offering"), and also permitted all Subordinated Lenders to exchange their Notes and accrued interest (including any notes that may be issued for payment of interest) for shares of Common Stock at $0.12 per share or (ii) June 17, 2011 (the "Outside Date").

Effective June 14, 2011, the respective holders of ESW’s 10% unsecured subordinated promissory notes issued February 17, 2011 and May 3, 2011 in the aggregate principal amount of $4 million (collectively the "Notes") pursuant to the terms of the Notes, extended the maturity date of the Notes to July 15, 2011.

F13

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

The fair values of the embedded derivatives issued under the Loan Agreements on February 17, 2011 and March 31, 2011 were determined to be $3,485,101 and $2,148,656, respectively, with the following respective assumptions: (1) risk free interest rate of 0.15% and 0.17%, (2) remaining contractual life of 4 and 2.5 months, (3) expected stock price volatility of 194% and 201%, and (4) expected dividend yield of zero. Since the fair values of the embedded derivatives were in excess of the proceeds, the Company recorded an immediate expense of $485,101 in the consolidated statement of operations and comprehensive loss as a financing charge on embedded derivative liability. The embedded derivatives liability was recorded as a discount to the Notes at the time of issuance. The discount was recorded as interest accretion expense in the consolidated statement of operations using the effective-interest method. The change in the fair value of $1,336,445 of the embedded derivative liability was recorded as gain in the consolidated statements of operations for the twelve months ended December 31, 2011.

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

The fair value of the embedded derivatives issued under The Bridge Notes Agreements effective May 3, 2011 was determined to be $506,074 with the following assumptions: (1) risk free interest rate of 0.60% (2) remaining contractual life of 48 days, (3) expected stock price volatility of 212%, and (4) expected dividend yield of zero. The embedded derivative liability was recorded as a discount to the Notes at the time of issuance. The discount is recorded as interest accretion expense in the consolidated statements of operations and comprehensive loss using the effective-interest method.

Effective May 10, 2011, the Company entered into an Investment Agreement (the "Investment Agreement") with Orchard Investments, LLC ("Orchard"); Black Family 1997 Trust; Leon D. Black, UAD 11/30/92 FBO Alexander Black; Leon D. Black, UAD 11/30/92 FBO Benjamin Black; Leon D. Black, UAD 11/30/92 FBO Joshua Black; Leon D. Black, UAD 11/30/92 FBO Victoria Black; Leon D. Black; John J. Hannan and Richard Ressler ("Ressler") (each individually a "Bridge Lender" and collectively the "Bridge Lenders"). Pursuant to the Investment Agreement, the Bridge Lenders agreed to provide a backstop commitment to the Qualified Offering and agreed to collectively backstop the Qualified Offering by purchasing from the Company at a subscription price of $0.12 per share of Common Stock any shares not purchased by the Company's shareholders of record who were entitled to participate in the rights offering (after giving effect to any oversubscriptions) up to 29,166,667 shares of Common Stock for a total purchase price of $3.5 million (the "Backstop Commitment"). In addition to their rights to purchase shares pursuant to the Qualified Offering and the Backstop Commitment, the Bridge Lenders had the option, in their sole discretion, to purchase from the Company, at the subscription price, any other shares not purchased by the Company's stockholders through the Qualified Offering (the "Purchase Option"). If, after giving effect to the Qualified Offering, the Backstop Commitment and the Purchase Option, any of the Bridge Lenders shall have been unable to exchange any portion of their or its Notes, the Company also offered each Bridge Lender the right to purchase additional shares of Common Stock at the subscription price (payable through the exchange of Bridge Loans for Common Stock) such that each Bridge Lender shall have exchanged all of their or its notes for shares of Common Stock (the "Additional Subscription Offer"). In addition, if Ressler and Orchard collectively acquired less than $1.0 million worth of shares of Common Stock as part of the Qualified Offering, the Backstop Commitment, the Purchase Option and the Additional Subscription Offer, the Company agreed to offer to Ressler and Orchard an additional number of shares of Common Stock equal to the shortfall amount at the subscription price.

F14

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

As of December 31, 2011 and December 31, 2010, there was no outstanding principal and interest on notes payable to related parties.

The discount on the aggregate $4 million notes issued on February 17, 2011 and May 3, 2011 was recorded as interest accretion expense in the consolidated statements of operations and comprehensive loss using the effective-interest method. Due to the conversion of the note the Company expensed the full amount of the discount and recorded interest accretion expense of $3,506,074 in the consolidated statement of operations and comprehensive loss for the twelve months period ended December 31, 2011. The convertible derivative liability in the aggregate amount of $2,654,730 recorded in relation to the aggregate $4 million notes issued on February 17, 2011 and May 3, 2011 was transferred to equity on the consolidated balance sheet at June 30, 2011 (see Note 12).

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

On November 8, 2010, November 26, 2010, and December 23, 2010, the Company's wholly-owned subsidiary, ESWC, received the first, second and third waivers, respectively, of certain financial covenants under its Demand Credit Agreement with CIBC. Without the waivers, the Company's subsidiary would not be in compliance with the current ratio and effective tangible net worth covenants as set forth in the Demand Credit Agreement. In the event that the Company and its subsidiary, ESWC, failed to comply with the terms of the waiver and meet the current ratio and effective tangible net worth covenants prior to the end of the waiver period, same would constitute an event of default and the bank loan may need to be repaid unless a further waiver or modification to the Demand Credit Agreement could be obtained.

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

F15

Effective February 4, 2011, the Company's wholly-owned subsidiary, ESWC, received a fourth waiver of certain financial covenants under its Demand Credit Agreement with CIBC. Without the waiver, the Company's subsidiary would not have been in compliance with the current ratio and effective tangible net worth covenants as set forth in the Demand Credit Agreement. The fourth waiver provided by CIBC extended the waiver period from January 31, 2011 through February 14, 2011 and also provided for a fee payable to CIBC for the extension as well as requiring the elimination of any margin deficit by February 14, 2011. In the event the Company and its subsidiary, ESWC, failed to comply with the terms of the waiver and meet the current ratio and effective tangible net worth covenants prior to the end of the waiver period, same could constitute an event of default as set forth in the Demand Credit Agreement unless a further waiver or modification to the Demand Credit Agreement could be obtained.

The closing of the $3 million unsecured subordinated promissory notes effective February 17, 2011 allowed the Company and its subsidiaries to comply with covenants and obligations under the Demand Credit Agreement with CIBC dated March 10, 2010.

Effective May 31, 2011, the Company's wholly-owned subsidiary ESWC entered into a further modification of its Demand Credit Agreement dated March 10, 2010 (the "Credit Agreement") whereby it received an extension on the term of its Demand Credit Agreement from its commercial lender through June 30, 2011. The new modification was subject to all covenants and the security margin under the Demand Credit Agreement remaining in order at all times. The commercial lender and the Company agreed to reduce the Operating Loan limit as defined in the Demand Credit Agreement to a maximum of $1,500,000 Canadian or the borrowing base established by the security margin if less; all loans made by the commercial lender were to be satisfied and the credit facilities cancelled upon the earlier of the completion of the Company's rights offering or June 30, 2011. The commercial lender had also advised that any reasonable request for an extension of the June 30, 2011 date would be considered in light of the Company's rights offering. With the modification to the Demand Credit Agreement, the Company's wholly-owned subsidiary ESWC agreed to pay a fee to its commercial lender for the extension including reasonable legal and advisory fees.

Effective July 18, 2011, ESW’s wholly-owned subsidiary ESW Canada Inc, paid its senior lender the amount of $1.5 million (Canadian dollars) from the proceeds of the rights offering (see Note 12) to liquidate the outstanding balance on the bank loan. The senior lender has also discharged all liens, encumbrances and securities against the Company and its subsidiaries and cancelled the March 31, 2010 demand revolving credit facility agreement.

As of December 31, 2011 and December 31, 2010, $0 and $3,424,889, respectively, was owed under the credit facility to CIBC.

NOTE 9 - REDEEMABLE CLASS A SPECIAL SHARES

700,000 Class A special	$453,900 (based on the historical
shares authorized,	exchange rate at the time of
issued, and outstanding.	issuance.)

The redeemable Class A special shares were issued by the Company's wholly-owned subsidiary, BBL, without par value, and are redeemable on demand by the holder of the shares, which is a private Ontario Corporation, at $700,000 Canadian (which translates to $688,310 U.S. and $703,801 U.S. at December 31, 2011 and 2010, respectively). As the redeemable Class A special shares were issued by the Company's wholly-owned subsidiary, BBL, the maximum value upon which the Company is liable is the net book value of BBL. As of December 31, 2011, BBL had an accumulated deficit of $1,194,705 U.S. ($1,847,203 Canadian) and $1,192,858 U.S. ($1,845,375 Canadian) as of December 31, 2010, respectively therefore, the holder would be unable to redeem the redeemable Class A special shares at their ascribed value.

NOTE 10 - CONVERTIBLE DEBENTURES

Included in the consolidated financial statements at December 31, 2011 is the effect of an exchange feature included in the terms of the Share Subscription Agreement for $3,000,000 of Convertible Debentures issued on March 19, 2010, ("2010 Debentures") . The March 2010 Convertible Debentures were fully converted, including interest, into 6,007,595 shares of common stock on March 25, 2010. The exchange feature provided that if within twelve months from March 19, 2010, the Company enters into or closes another financing or other transaction (which for securities law purposes would be integrable with the offer and sale of the Securities) on terms and conditions more favorable to another purchaser, the terms and conditions of the 2010 Debentures shall be adjusted to reflect the more favorable terms. The exchange feature was determined by the Company to be a freestanding financial instrument and also to be a liability within the scope of ASC 480, Distinguishing Liabilities from Equity, since there is an inverse relationship between the stock price of the Company and the Company's obligation. On December 31, 2010, the Company evaluated the fair value of the exchange feature based on the probability of closing another financing by March 18, 2011, and the fair value of the number of incremental shares to be issued at a lower estimated issue price. The probability of closing another financing by March 18, 2011, was estimated to be 100% on December 31, 2010. The fair value of the Company's common stock was determined by the closing price on the valuation date. On December 31, 2010, an exchange feature liability of $1,680,000 was recorded for the 2010 Debentures (see Note 12). Effective February 17, 2011, the Company and the 2010 Debenture investors reached an agreement (“the anti-dilution agreement”) whereby the investors would receive an approximate aggregate of 19,000,000 additional shares of Common Stock at an estimated price of $0.12 in conjunction with certain rights under the Prior Subscription Agreements in the event the Company closed a Qualified Offering (see Note 7). At March 31, 2011, the exchange feature liability related to the 2010 Debenture was recorded at a fair value of $2,280,000 with the change in fair value of exchange feature liability of $578,739 recorded as an expense in the consolidated statement of operations and comprehensive loss.

F16

At June 30, 2011, concurrent with the closing of the rights offering, the anti-dilution agreements were also closed. The exchange feature liability was transferred to equity towards the issuance of 19,000,000 shares of Common Stock at a price of $0.12 per share.

EXCHANGE FEATURE LIABILITY TABLE

Transaction Detail	Original Instrument	Additional Shares	Exchange Feature Liability December 31, 2010	Change in fair value of exchange feature liability March 31, 2011	Exchange Feature Liability March 31, 2011	Exchange Feature Liability December 31, 2011	Comments
March 2010 Offering	Convertible Debenture	19,000,000	$ 1,680,000	$ 600,000	$ 2,280,000	$ --	See Note 10
November 2010 Offering	Common Stock and Warrants	1,750,000	225,600	(9,300)	216,300	--	See Note 12
December 2010 Offering	Common Stock and Warrants	1,750,000	228,262	(11,961)	216,300	--	See Note 12
	Totals	22,500,000	$ 2,133,862	$ 578,739	$ 2,712,600	$ --

There were no convertible debentures outstanding and zero corresponding accrued interest as of December 31, 2011 and December 31, 2010. As of December 31, 2010, the debt discount of $768,981 and deferred cost of $117,131 were fully amortized and expensed due to the conversion of the debentures effective March 25, 2010.

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

NOTE 11- INCOME TAXES

As of December 31, 2011, there are tax loss carry forwards for Federal income tax purposes of approximately $27,762,196 available to offset future taxable income in the United States. The tax loss carry forwards expire in various years through 2031. The Company does not expect to incur a Federal income tax liability in the foreseeable future. Accordingly, a valuation allowance for the full amount of the related deferred tax asset of approximately $9,716,769 has been established until realizations of the tax benefit from the loss carry forwards meet the "more likely than not" criteria.

LOSS CARRY
YEAR	FORWARD
1999	$ 407,067
2000	2,109,716
2001	2,368,368
2002	917,626
2003	637,458
2004	1,621,175
2005	2,276,330
2006	3,336,964
2007	3,378,355
2008	3,348,694
2009	2,927,096
2010	2,269,987
2011	2,163,360
Total	$27,762,196
F17

Additionally, as of December 31, 2011, the Company's two wholly-owned Canadian subsidiaries had non-capital tax loss carry forwards of approximately $13,352,099 available to be used, in future periods, to offset taxable income. The loss carry forwards expire in various years through 2031. The deferred tax asset of approximately $3,538,306 has been fully offset by a valuation allowance until realization of the tax benefit from the non-capital tax loss carry forwards are more likely than not.

LOSS CARRY
FORWARD FOREIGN
YEAR	OPERATIONS
2004	$ 5,935
2005	--
2006	560,644
2007	7,052
2008	4,020,674
2009	2,798,436
2010	2,588,248
2011	3,371,110
Total	$13,352,099

	For the period ended December 31,
	2011	2010
Statutory tax rate:
U.S.	35.00%	35.00%
Foreign	26.50%	31.00%

Loss before income taxes:
U.S.	$(5,799,781)	$(6,603,329)
Foreign	(3,327,307)	(2,844,312)
	$(9,127,088)	$(9,447,641)
Expected income tax recovery	$(2,945,043)	$(3,192,617)

Differences in income tax resulting from:
Depreciation and impairment (foreign operations)	138,779	44,330
Change in fair value of exchange feature liability	202,559	707,424
Financing charge on embedded derivative liability	169,785	--
Inducement premium on conversion of debentures	--	1,018,455
Stock-based compensation	62,980	32,616
Gain on convertible derivative	(467,756)	--
Long-term debt interest expense accretion	1,227,126	269,143
Mark to market adjustment on advance share subscription	--	(436,492)
Accrued interest on loans	--	(116,212)
	(1,611,570)	(1,673,353)
Benefit of losses not recognized	1,611,570	1,673,353
Income tax provision (recovery) per financial statements	$ --	$ --
F18

Components of deferred income tax assets are as follows:

	As at December 31,
	2011	2010
Property, plant and equipment	$ 488,494	$ 119,226
Tax loss carry forwards	13,255,075	11,550,796
Total	13,743,569	11,670,022
Valuation allowance	(13,743,569)	(11,670,022)
Carrying value	$ --	$ --

Based on the Company’s current tax loss position tax benefits to be recognized is more-likely-than-not to be sustained upon examination by taxing authorities. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.

The Company will recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the consolidated statement of operations and comprehensive loss. Accrued interest and penalties will be included within the related tax liability line in the consolidated balance sheet.

In many cases the Company's uncertain tax positions are related to tax years that remain subject to examination by tax authorities. The following describes the open tax years, by major tax jurisdiction, as of December 31, 2011:

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

On March 25, 2010, the Company issued 6,007,595 shares of restricted common stock in connection with the conversion of 2010 Debentures into equity.

On November 30, 2010, the Company issued 4,375,668 shares as an inducement premium to the holders to convert all convertible debentures outstanding as of March 25, 2010.

Effective October 14, 2010 the Company's Board of Directors approved an increase in the authorized share capital.

Effective November 9, 2010 and December 8, 2010, the Company closed on its first tranche and second tranche of a unit offering in the amount of $300,000 per tranche for gross proceeds of $600,000 whereby the Company issued 1,500,000 ("Unit Offering") units. The unit offering was for up to $5 million. The units were in the form of shares of the Company's common stock, par value $0.001 at $0.40 per share plus for each share of Common Stock subscribed to under the unit offer the investor would receive one warrant, the exercise price would be $0.55; if an Investor Warrant was exercised between the first and second years from issuance, the exercise price would be $0.65. All investor warrants as issued would be subject to adjustment in all respects in the event of a stock split or similar adjustment by the Company. A commission of 4% of the gross proceeds was paid from the proceeds of the unit offering and 7.5 units for every $100 of the gross proceeds raised were payable for brokers’ fees were treated as a cost of capital and no income statement recognition was required.

The Share Subscription Agreement for the units contained an exchange feature which provides that if within six months from effective date of closing, the Company entered into or closed another financing or other transaction (which for securities law purposes would be integrable with the offer and sale of the Securities) on terms and conditions more favorable to another purchaser, the terms and conditions of the unit offering would be adjusted to reflect the more favorable terms. The exchange feature was determined by the Company to be a freestanding financial instrument and also to be a liability within the scope of ASC. On November 9, 2010, December 8, 2010 and December 31, 2010, the Company evaluated the fair value of the exchange feature based on the probability of closing another financing within six months and the fair value of the number of incremental shares and warrants to be issued at a lower estimated issue price for units. The probability of closing another financing in the next six months on November 9, 2010 and December 8, 2010 was estimated to be 50% and on December 31, 2010 was estimated to be 100%.

F19

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

The following table sets forth a summary of the shares issued on July 15, 2011 as a result of the closing of the rights offering effective June 30, 2011:

	Number of Shares	Amount
Subscription receivable at June 30, 2011	32,143,170	$3,857,180
Conversion of notes payable to related parties and related accrued interest (see Note 7)	34,390,418	4,126,850
Conversion of accrued expenses	136,424	16,374
Reclassification of conversion option liabilities to equity (see Note 7)	--	2,654,730
Conversion of exchange feature liability (see Note 10)	22,500,000	2,712,600
Rights offering costs	--	(419,410)
Total	89,170,012	$12,948,324
F20

Effective November 6, 2011 the Company issued 400,000 restricted shares of common stock to two board members in connection with restricted stock grants under the 2010 stock incentive plan.

Effective November 6, 2011 the Company issued 166,668 restricted shares of common stock to four board members in lieu of outstanding board fees.

Effective December 31, 2011 the Company issued 250,000 restricted shares of common stock to five board members in connection with restricted stock grants under the 2010 stock incentive plan.

NOTE 13 - STOCK OPTIONS AND WARRANT GRANTS

On April 15, 2010 the Board of Directors granted an aggregate award of 900,000 stock options to a former executive officer and former director and one director. The options vest over a period of three years with an exercise price of $0.65 (fair market value of the Company's common stock as of the date of grant) with expiry five years from the date of award. Effective February 7, 2011, with the resignation of a director, the unvested portion of the stock options cancelled as a result of the resignation. The balance of the stock option expense of the April 15, 2010 award is as follows:

DATE	STOCK OPTION
EXPENSE
April 15, 2011	$ 62,127
April 15, 2012	$ 82,836
April 15, 2013	$ 20,709

During the year ended December 31, 2011, 475,000 stock options were issued, of which 225,000 of these stock options reported previously as vesting over three years starting June 30, 2012. The 225,000 stock options compensation expense was to be recognized as an expense over the vesting period, which was to originally begin June 30, 2012. Consequently the Company had not previously recognized a compensation expense in relation to these options. As of October 6, 2011 the vesting terms of these 225,000 options were amended to be as of October 6, 2011 and vest immediately at that date. The amended stock option expense for these options has been recorded in the current reporting period.

A summary of option transactions, including those granted pursuant to the terms of certain employment and other agreements is as follows:

	STOCK	WEIGHTED
	PURCHASE	AVERAGE
DETAILS	OPTIONS	EXERCISE PRICE
OUTSTANDING, JANUARY 1, 2010	3,670,000	$ 0.76
Granted	900,000	$ 0.65
Expired	(970,000)	($ 0.97)
OUTSTANDING, DECEMBER 31, 2010	3,600,000	$ 0.68

Granted	475,000	$ 0.12
Expired or Cancelled	(500,000)	($ 0.73)
OUTSTANDING, DECEMBER 31, 2011	3,575,000	$ 0.60

At December 31, 2011, and December 31, 2010 the outstanding options have a weighted average remaining life of 13 months and 23 months, respectively.

The weighted average fair value of options granted during 2011 were $0.02 and $0.07 and options granted during 2010 was $0.41 and were estimated using the Black-Scholes option-pricing model, using the following assumptions:

	2010	2011
Expected volatility	117%	111%
Risk-free interest rate	1.08%	0.42%
Expected life	4 yrs	1.5 yrs
Dividend yield	0.00%	0.00%
Forfeiture rate	0.00%	0.00%
F21

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

At December 31, 2011, the Company had outstanding options as follows:

NUMBER OF	EXERCISE
OPTIONS	PRICE	EXPIRATION DATE
2,150,000	$0.71	February 16, 2012
100,000	$1.00	February 8, 2013
250,000	$0.27	August 6, 2013
600,000	$0.65	April 15, 2015
250,000	$0.12	December 31, 2012
225,000	$0.12	June 30, 2016
3,575,000

Warrants issued in connection with various private placements of equity securities are treated as a cost of capital and no income statement recognition is required. A summary of warrant transactions is as follows:

		WEIGHTED AVERAGE
DETAILS	WARRANT SHARES	EXERCISE PRICE
OUTSTANDING, JANUARY 1, 2010	--	$ --
Granted	1,545,000	$ 0.65
Exercised	--	$ --
Expired	--	$ --
OUTSTANDING, DECEMBER 31, 2010 & DECEMBER 31, 2011	1,545,000	$ 0.65

Effective November 9, 2010 and December 8, 2010, the Company closed on its first tranche and second tranche of a unit offering in the amount of $300,000 per tranche for gross proceeds of $600,000 whereby the Company issued 1,500,000 units. The unit offering was for up to $5 million. The units were in the form of shares of the Company's common stock, at $0.40 per share plus for each share of Common Stock subscribed to under the unit offer the investor received one warrant exercisable for 1 share of common stock at $0.55; if an Investor Warrant is exercised between the first and second years from issuance, the exercise price will be $0.65. All investor warrants as issued are subject to adjustment in the event of a stock split or similar adjustment by the Company. A commission of 4% of the gross proceeds was paid and 7.5 units for every $100 of the gross proceeds raised were payable for brokers’ fees.

No warrants were issued during the year ended December 31, 2011.

Effective November 6, 2011 the board approved restricted stock grants to 7 board members under the 2010 stock incentive plan, as per the terms of the grant each of the 7 board members will receive 150,000 shares vesting in equal parts on December 31, 2011, December 31, 2012 and December 31, 2013 subject to the execution of the requisite grant agreements. The board also approved restricted stock grants to 2 board members for serving as chair to various committees, as per the terms of the grant each of the 2 board members will receive 200,000 shares vesting immediately subject to the execution of the requisite grant agreements. Stock based compensation expense will be recorded as of the vesting terms of the grants. Of the vested shares 650,000 restricted shares of common stock have been issued as of December 31, 2011.

F22

During the year ended December 31, 2011 and 2010, $180,761 and $93,189, respectively, has been recorded in the consolidated statements of operations and comprehensive loss for stock based compensation.

NOTE 14 - RELATED PARTY TRANSACTIONS

During the year ended December 31, 2011, in addition to fees and salaries as well as reimbursement of business expenses, transactions with related parties include:

• $4,000,000 issuance of unsecured subordinated promissory notes (see Note 7 to the consolidated financial statements).

• Investment agreement with Bridge lenders Effective May 10, 2011, (see Note 7 to the consolidated financial statements).

• The effect of an exchange feature included in the terms of the Share Subscription Agreement for $3,000,000 of Convertible Debentures issued on March 19, 2010 ("2010 Debentures") and fully converted including interest into 6,007,595 shares of common stock on March 25, 2010. The exchange feature provides that if within twelve months from March 19, 2010, the Company entered into or closed another financing or other transaction (which for securities law purposes would be integrable with the offer and sale of the Securities) on terms and conditions more favorable to another purchaser, the terms and conditions of the 2010 Debentures shall be adjusted to reflect the more favorable terms. The exchange feature was determined by the Company to be freestanding financial instrument and also to be a liability within the scope of ASC 480 Distinguishing Liabilities from Equity since there is an inverse relationship between the stock price of the Company and the Company's obligation. On December 31, 2010, the Company evaluated the fair value of the exchange feature based on the probability of closing another financing by March 18, 2011 and the fair value of the number of incremental shares to be issued at a lower estimated issue price. The probability of closing another financing by March 18, 2011 was estimated to be 100% on December 31, 2010. The fair value of the Company's common stock was determined by the closing price on the valuation date. On December 31, 2010, an exchange feature liability of $1,680,000 was recorded for the 2010 Debentures (see Note 12). Effective February 17, 2011, the Company and the 2010 Debenture investors reached an agreement whereby the investors will receive an approximate aggregate of 19,000,000 additional shares of Common Stock in conjunction with certain rights under the Prior Subscription Agreements in the event the Company closed a qualified offering (see Note 7). At March 31, 2011 the exchange feature liability related to the convertible debentures was re-valued to $2,280,000 with the change in fair value of exchange feature liability of $578,738 expense recorded in the consolidated statements of operations and comprehensive loss. In March 2010, Orchard invested $1 million in the $3 million convertible debentures offering; of the exchange feature liability $760,000 was attributed to the investment made by Orchard based on their relative contribution to the March 2010 subscription, this amount was transferred to equity as of June 30, 2011. Orchard received 6,333,333 additional shares of Common Stock in conjunction with certain rights under the Prior Subscription Agreements as the Company closed its Qualified Offering on June 30, 2011 (see Note 7).

• $275,000 related to services provided by Orchard Capital Corporation under a services agreement effective January 30, 2011. On April 19, 2011, the Company's Board of Directors ratified a Services Agreement ("Agreement") between the Company and Orchard Capital Corporation ("Orchard") which was approved by the Company's Compensation Committee. Under the Agreement, which was effective as of January 30, 2011, Orchard agreed to provide services that may be mutually agreed to by and between Orchard and the Company including those duties customarily performed by the Chairman of the Board and executive of the Company as well as providing advice and consultation on general corporate matters and other projects as may be assigned by the Company's Board of Directors as needed. Orchard has agreed to appoint Mark Yung, who is also employed by Orchard, as the Company's Executive Chairman to act on Orchard's behalf and provide the services to the Company under the Agreement. Orchard reserves the right to replace Mr. Yung as the provider of services under the Agreement at its sole option. The Agreement may be terminated by either party upon thirty (30) days written notice unless otherwise provided for under the Agreement. Compensation under the agreement is the sum of $300,000 per annum plus reimbursement for out-of-pocket expenses incurred by Orchard. The agreement includes other standard terms including indemnification and limitation liability provisions. Orchard is controlled by Richard Ressler; affiliated entities of Orchard as well as Richard Ressler own shares of the Company.

F23

• Mr. Nitin Amersey who is a director of the Company is listed as a control person with the Securities and Exchange Commission of Bay City Transfer Agency Registrar Inc., the Company's transfer agent. He has no ownership equity in Bay City Transfer Agency Registrar Inc. nor is he an officer or a director of Bay City Transfer Agency Registrar Inc. For the twelve month periods ended December 31, 2011 and 2010, the Company paid Bay City Transfer Agency Registrar Inc. $18,054 and $7,363 respectively.

For the year ended December 31, 2011 and 2010, Mr. Nitin Amersey received $0 and $25,500 for consulting services to the Company.

Mr. Peter Bloch a prior director of the Company provided consulting services to the Company. For the year ended December 31, 2011 and 2010, the Company paid Mr. Bloch $88,796 and $112,104 for consulting services.

During the twelve month period ended December 31, 2010 additional transactions with related parties included $6,134,024 related to conversion of convertible debentures including interest of $634,024 thereon into common stock; $1,032,849 related to inducement on early conversion of convertible debentures; and the repayment of $511,342 principal and interest on promissory note in addition to salaries and reimbursement of business expenses.

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

The following is a summary of the minimum annual lease payments, for both leases;

YEAR

2012	$454,642
2013	306,305
2014	283,603
2015	212,703
$1,257,253

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

F24

CAPITAL LEASE OBLIGATION

The Company is committed to the following lease payments in connection with the acquisition of equipment under capital leases:

YEAR

2012	$1,259

Less imputed interest	(18)
Total obligation under capital lease	1,241

Less: current portion	(1,241)
Total long-term portion	$ 0

The Company incurred $17 and $2,374 of interest expense on capital lease obligation for the twelve month periods ended December 31, 2011 and 2010, respectively.

NOTE 16 – OPERATING SEGMENTS

The Company also derives revenue (4.8% of total revenue in 2011, and 1.5% in 2010) from providing air testing and environmental certification services. For the years ended December 31, 2011 and 2010, all revenues were generated from the United States. Expenses incurred in the United States in 2011 relate to air testing, environmental certification services and catalyst manufacturing operation, in 2010 catalyst manufacturing operations were located in Canada. During the years ended December 31, 2011 and 2010, cost of sales of $2,753,997 and $289,369, officers' compensation and directors fees of $74,645 and $117,375, marketing, office and general costs of $940,304 and $482,880, consulting and professional fees of $74,136 and $74,170, depreciation and amortization of $302,207 and $239,319 and research and development of $353,922 and $649,052 (net of grant funding), respectively.

As of December 31, 2011, property, plant and equipment, net of accumulated depreciation, located at the air testing facility and the manufacturing facility in Pennsylvania amounted to $943,500 (2010 - $1,182,263) and $281,088 (2010 - $0), respectively. All remaining long lived assets are located in Concord, Ontario.

NOTE 17 - RESTRUCTURING CHARGES

During March 2011, the Board of Directors approved a restructuring plan (the “Restructuring Plan”), that the Company’s executive management then implemented. As part of the Restructuring Plan the Company accrued the expenses related to severance agreements with its former Chief Executive Officer, Vice President of Operations and Director of Sales and certain production employees. As of December 31, 2011, $0 (December 31, 2010 - $0) was included in accrued liabilities related to the balance of severance payments still outstanding. No further expense related to severance payments is expected.

In August 2011, the Company’s restructuring plan was expanded to include a reorganization plan to reduce its overhead costs by re-locating its Canadian manufacturing operations into its facilities located in the United States. The Board of Directors approved the amendment to the Restructuring Plan. ESW believes that the synergies from operating at a single location will provide significant financial and logistical advantages, as well as synergies with its testing operations also located in the same facility. ESW has transitioned the production from Concord, Ontario, Canada to its existing facility located in Montgomeryville, PA, United States. ESW recognized a loss on impairment of property plant and equipment of $0.16 million for the twelve month period ended December 31, 2011 and restructuring charges amounted to $1.38 million. In addition, ESW expects to incur an additional $0.1 million of restructuring charges associated with the closure of the facility and transfer of manufacturing equipment in 2012. Key components of our transition plan have been completed by December 31, 2011.

F25

In accordance with ASC 420-10-25-11 costs to terminate an operating lease arise when a lessee will either: (a) terminate an operating lease; or (b) if it is unable to terminate the lease, discontinue its use of the asset and continue to make lease payments over the remaining term of the lease without benefit. When the lease will be terminated, the lessee should recognize a liability for the cost of terminating the lease at the time the lease is terminated. If the lease will not be terminated and the lessee will continue to incur costs under the lease without future benefit, the lessee should recognize a liability on the cease-use date (the date the lessee discontinues its use of the asset). In accordance with paragraphs 420-10-30-7 through 30-9, a liability for the remaining lease rentals, reduced by actual (or estimated) sublease rentals, would be recognized and measured at its fair value at the cease-use date. In accordance with paragraphs 420-10-35-1 through 35-4:, the liability would be adjusted for changes, if any, resulting from revisions to estimated cash flows after the cease-use date, measured using the credit-adjusted risk-free rate that was used to measure the liability initially. The fair value estimate at the cease-use date amounts to $0.14 million associated with the release of its manufacturing facility at Concord, Ontario, Canada. This fair value estimate will be re-measured and recorded as a liability at June 30, 2012 the expected release date of the facility (revised from previous estimate which was to release by December 31, 2011), any sub-lease or rent earned from the Concord, Ontario, Canada facility in excess of the fair value estimate will be used to offset this liability.

Major components of the restructuring expenses are tabulated below:

Details	Budgeted Restructuring Costs	Three months ended December 31, 2011	Twelve months ended December 31, 2011
Severance agreements	$670,870	$103,265	$748,155
Training and set up expenses	384,500	48,566	172,748
Travel and moving expenses	93,127	28,708	125,395
Software impairment	--	--	133,542
Product line changes	--	--	125,113
Others	20,873	57,062	80,732
Totals	$1,169,370	$237,601	$1,385,685

Restructuring charges relate to changes in the management and reductions in work force of the Company's subsidiary, ESW Canada Inc., hiring, training, moving, relocation charges related to the setup of the new subsidiary, Technology Fabricators Inc., and write downs related to changes in business strategy, product and software as a result of the decision to relocate operations. Budgeted amounts include amounts estimated for moving, additional training and relocation expenses that have not been accrued as of December 31, 2011 as these items are expensed as incurred.

The Company expensed amounts related to severance agreements with its former Chief Executive Officer, Vice President of Operations and Director of Sales and certain production employees, no further expense related to severance payments are expected related to the 2011 restructuring.

NOTE 18 - LOSS PER SHARE

Potential common shares of 3,575,000 related to ESW's outstanding stock options and 1,545,000 shares related to ESW's outstanding warrants, were excluded from the computation of diluted loss per share for the year ended December 31, 2011 because the inclusion of these shares would be anti-dilutive.

Potential common shares of 3,600,000 related to ESW's outstanding stock options and 4,375,665 shares related to ESW's advance share subscription were excluded from the computation of diluted loss per share for the year ended December 31, 2010 because the inclusion of these shares would be anti-dilutive.

Consequently, for the years ended December 31, 2011 and 2010, basic and diluted loss per share are equal. The reconciliation of the number of shares used to calculate the diluted loss per share is calculated as follows:

F26

	For the Year ended
	December 31,
	2011	2010
		.
NUMERATOR
Net loss for the year	$(9,127,088)	$(9,447,641)

Interest on long-term debt	-	183,858
Amortization of deferred costs	-	117,131
Long-term debt accretion	-	768,981
Inducement premium	-	2,909,872
Mark to market adjustment on advance share subscription	-	(1,247,119)
Change in fair value of exchange feature liability	578,739	2,021,213
Interest on notes payable to related party	126,850	11,342
Interest accretion expense	3,506,074	-
Financing charge on embedded derivative liability	485,101
Gain on convertible derivative	(1,336,445)	-
Bank fees related to credit facility covenant waivers	154,205	-

	$(5,612,564)	$(4,682,363)
	.
DENOMINATOR
Weighted average number of shares outstanding	170,818,147	112,793,477

Dilutive effect of :
Stock options	--	--
Warrants	--	--
Exchange feature liability share	--	--
Exchange of unsecured subordinated promissory notes	--	--
and rights

DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	170,818,147	112,793,477

NOTE 19 - RISK MANAGEMENT

CONCENTRATIONS OF CREDIT RISK AND ECONOMIC DEPENDENCE

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

Accounts Receivable and Concentrations of Credit Risk: The Company performs on-going credit evaluations of its customers' financial condition and generally does not require collateral from its customers. The Company also manages its credit risk by insuring certain of its accounts receivable. Three of its customers accounted for 41.2%, 15.7% and 10.6%, of the Company's revenue during the year ended December 31, 2011 and 37.4%, 25.1% and 14.0%, respectively, of its accounts receivable as of December 31, 2011.

F27

Three of the Company's customers accounted for 21%, 19%, and 13%, of the Company's revenue during the year ended December 31, 2010 and 48%, 21%, and 13%, respectively, of its accounts receivable as at December 31, 2010.

For the year ended December 31, 2011, the Company purchased approximately 28.7% and 13.5% of its inventory from two vendors (2010 – two vendors 27.0% and 11.1%). The accounts payable to these two vendors aggregated approximately $511,271 and $786,163 as of December 31, 2011 and 2010, respectively.

NOTE 20 - COMPARATIVE FIGURES

Certain 2010 figures have been reclassified to conform to the current financial statement presentation.

NOTE 21 - SUBSEQUENT EVENTS

Effective February 3, 2012 ESW’s wholly-owned non-operational subsidiary BBL Technologies Inc., filed for bankruptcy in the Province of Ontario, Canada. Estimation of the effect of the bankruptcy proceedings on the consolidated financial statements of ESW cannot be made until the bankruptcy procedures are complete.

Effective March 5, 2012, ESW’s board approved the financing of ESW America’s purchase of new dynamometers and air testing equipment under the Pennsylvania Department Of Community & Economic Development - Machinery & Equipment Loan Fund (“MELF”). MELF is designed to assist Pennsylvania businesses in modernizing and upgrading their plants through low interest, long-term loans for machinery and equipment. ESW America has been approved for $0.5 million of MELF funding.

F28

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In 2011 there were no changes or disagreements.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of ESW's management, including ESW's Executive Chairman and Chief Financial Officer, ESW evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2011 (the "Evaluation Date"). Based upon that evaluation, the Executive Chairman and Chief Financial Officer concluded that, as of the Evaluation Date, ESW's disclosure controls and procedures were effective to provide reasonable assurance to ensure that information required to be disclosed in ESW's Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to management, including the Executive Chairman and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Under the supervision of and with the participation of management, including ESW's Executive Chairman and Chief Financial Officer, ESW assessed the effectiveness of its internal control over financial reporting as of December 31, 2011. In making this assessment, management used the framework in INTERNAL CONTROL-INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, ESW's management concluded that ESW's internal control over financial reporting was adequate as of December 31, 2011.

This annual report does not include an attestation of ESW's registered public accounting firm regarding internal controls over financial reporting as management's report was not subject to attestation by ESW's registered public accounting firm pursuant to Securities and Exchange Commission Rule for small business issuers.

ITEM 9B OTHER INFORMATION

None.

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

FISCAL YEAR 2011

NAME	POSITION	DATE ELECTED/APPOINTED
Mark Yung	Executive Chairman	February 07, 2011

Nitin Amersey	Director	January 2003

John D. Dunlap III	Director	February 2007

John J Suydam	Director	January 25, 2011

John J Hannan	Director	January 25, 2011

Benjamin Black	Director	January 25, 2011

Joshua Black	Director	January 25, 2011

Zohar Loshitzer	Director	January 25, 2011

Frank Haas	Chief Technology Officer and Chief Regulatory Officer	March 09, 2011

Virendra Kumar	Vice President of Operations	March 09, 2011

Praveen Nair	Chief Financial Officer	March 09, 2011

Set forth below is information relating to the business experience of each of the directors and executive officers of the Company.

MARK YUNG, age 38, is a Senior Investment Executive at Orchard Capital, an investment firm located in Los Angeles, California. Mr. Yung currently acts as Executive Chairman of ESW and as a board member of Polymer Plainfield. Prior to joining Orchard, Mr. Yung was a Senior Vice President in the Corporate Strategy and Merger and Acquisitions groups of Citigroup and ABN AMRO. Prior to his corporate strategy roles, Mr. Yung was an investment professional at JPMorgan Partners ("JPMP"). At JPMP, Mr. Yung focused on venture capital, growth equity and buyout transactions in Latin America and acted as board member for various emerging companies in the region. Mr. Yung holds a B.A. from Cornell University and a M.B.A. from INSEAD. Effective February 10, 2011, Mr. Mark Yung was elected to serve as Executive Chairman of the Company's Board of Directors. Mr. Yung has been serving as an elected member of the Board of Directors of the Company since December 17, 2010. Mr. Mark Yung is also employed by Orchard Capital Corporation, which is controlled by Mr. Richard Ressler, affiliated entities of Orchard Capital Corporation as well as Mr. Richard Ressler are shareholders of the Company.

NITIN M. AMERSEY, age 60, has 39 years of experience in international trade, marketing and corporate management. Mr. Amersey was elected as a director of ESW and has served as a member of the board since January 2003. Mr. Amersey was appointed Interim Chairman of the Board in May 2004 and subsequently was appointed Chairman of the Board in December 2004 and served as Chairman on ESW's board through to January 2010. In addition to his service as a board member of ESW, Mr. Amersey has been Chairman of Scothalls Limited, a private trading firm from 1978 to 2005. Mr. Amersey has also served as President of Circletex Corp., a financial consulting management firm since 2001, has been the Managing Member in Amersey Investments, LLC, a financial consulting management firm since 2006, and has served as chairman of Midas Touch Global Media Corp from 2005 to the present. He is also Chairman of Hudson Engineering Industries Pvt. Ltd. and of Trueskill Technologies Pvt. Ltd., private companies domiciled in India. He is a director and Chief Financial Officer of the Trim Holding Group. He was a director of New World Brands Inc. from September 2010 to July 2011 and Chief Executive Officer of New World Brands, Inc., from December 2010 to July 2011. He is a director of Azaz Capital Corp., formerly ABC Acquisition Corp 1505 and formerly its Chairman. Mr. Amersey served as director and Chief Executive Officer of ABC Acquisition Corp. 1502, from June 2010 to February 2011. From 2003 to 2006 Mr. Amersey was Chairman of RMD Entertainment Group and also served during the same period as chairman of Wide E-Convergence Technology America Corp. Mr. Amersey has a Master’s of Business Administration Degree from the University of Rochester, Rochester, New York, and a Bachelor of Science in Business from Miami University, Oxford, Ohio. He graduated from Miami University as a member of Phi Beta Kappa and Phi Kappa Phi. He is the sole member manager of Amersey Investments LLC. Mr. Amersey also holds a Certificate of Director Education from the NACD Corporate Director's Institute.

JOHN DUNLAP, III, 53, served as Chairman of the Board of Directors of the California Air Resources Board from 1994 to 1999. In this post, Mr. Dunlap promoted advanced technological solutions to achieve air quality and public health protection gains. During his tenure as Chairman, Mr. Dunlap oversaw the development and implementation of the most far-reaching air quality regulations in the world aimed at fuels, engines and over 200 consumer products. Prior to Mr. Dunlap's tenure at CARB, he served as the Chief Deputy Director of the California Department of Toxic's Substances Control where his responsibilities included crafting the state's technology advancement program, serving as the lead administration official in securing congressional and U.S. Department of Defence/Executive Branch support and funding for military base closure environmental clean-up and in creating a network of ombudsman staff to assist the regulated businesses in demystifying the regulatory process. In addition, Mr. Dunlap spent more than a decade at the South Coast Air Quality Management District in a host of regulatory, public affairs and advisory positions where he distinguished himself as the principal liaison with the business and regulatory community. Mr. Dunlap is currently the owner of a California-based advocacy and consulting firm called the Dunlap Group. He has served on the Board of Director's of ESW since 2007. Mr. Dunlap has a BA degree in Political Science and Business from the University of Redlands (California) and a Master's degree in Public Policy from Claremont Graduate University (California).

JOHN SUYDAM, age 52, Mr. Suydam joined Apollo in 2006 as Chief Legal and Compliance Officer. From 2002 through 2006, Mr. Suydam was a partner at O’Melveny & Myers LLP, where he served as head of Mergers & Acquisitions and co-head of the Corporate Department. Prior to that time, Mr. Suydam served as chairman of the law firm O’Sullivan, LLP, which specialized in representing private equity investors. Mr. Suydam serves on the Board of Directors of the Big Apple Circus and Environmental Solutions Worldwide Inc., and he is also a member of the Department of Medicine Advisory Board of The Mount Sinai Medical Center. Mr. Suydam received his JD from New York University and graduated magna cum laude with a BA in History from the State University of New York at Albany.

JOHN J HANNAN, age 59, is Chairman of the Board of Directors of Apollo Investment Corporation, a public investment company. He served as Chief Executive Officer of Apollo Investment Corporation from 2006 to 2008. Mr. Hannan, a senior partner of Apollo Management, L.P., co-founded Apollo Management, L.P. in 1990. He received a BBA from Adelphi University and an MBA from the Harvard Business School.

BENJAMIN BLACK, age 27, is a 2013 joint degree candidate for a Juris Doctor/Master of Business Administration from Harvard University. From 2007 to 2009, he was employed in the Technology, Media & Telecoms Group within the Investment Banking Division at Goldman, Sachs & Co. He graduated cum laude from the University of Pennsylvania in 2007 with a major in History.

JOSHUA BLACK, age 25, is employed at Apollo Management. Formerly, he was employed by the Leveraged Finance Group within the Investment Banking Division at Goldman, Sachs & Co from 2010 to June, 2011. From 2008 to 2010, he was employed in the Financial Institutions Group within the Investment Banking Division also at Goldman, Sachs & Co. He graduated cum laude and with departmental distinction from Princeton University in 2008 with a major in Religion.

ZOHAR LOSHITZER, age 54, Chief Executive Officer of Presbia an ophthalmic-device firm. Mr. Loshitzer possesses a varied background guiding commercialization of emerging technologies in fields including aerospace, telecommunications and medical devices. Mr. Loshitzer has held leadership positions in several portfolio companies affiliated to Orchard Capital, including Presbia. Previously, Mr. Loshitzer served as the President, CEO and founder of Universal Telecom Services (UTS), which provides high-quality, competitively priced voice and data telecommunications solutions to emerging markets. Mr. Loshitzer oversaw the company's operations and its critical relationships with key foreign entities, mainly in the Indochina region. He is one of the founders of J2 Global Communications (NASDAQ: JCOM), and a co-founder and former managing director of Life Alert Emergency Response, Inc., currently serves as a managing director of Orchard Telecom, Inc., and has served as a board member to MAI Systems Corporation, an AMEX-listed company and j2 Global communications (NASDAQ: JCOM) from 1998 - 2001 . Earlier in his career, Mr. Loshitzer worked in the aerospace industry at the R&D lab of Precision Instruments, a division of IAI (Israel Aircraft Industries). Mr. Loshitzer focuses on helping grow companies from start-ups to global enterprises. In the later part of 2011 Mr. Loshitzer joined the board of Advance Cell Technology Inc., a biotechnology Company. Mr. Loshitzer holds a degree in Electrical & Electronic Engineering from Ort Syngalowski College in Israel.

FRANK HAAS, age 48, was appointed the Company's Chief Technology Officer and Chief Regulatory Officer. Mr. Haas has been the Vice President of Special Projects for the Company since 2007. He joined the Company in 2001 and served in several capacities, such as technical Sales Engineer and Director of Sales. Prior to joining the Company Mr. Haas was employed by Nett Technologies and Husky Injection Moulding, where he served in the roles of technical Sales and Project Engineer. Mr. Haas holds a Bachelor’s degree in Mechanical Engineering with specialization in Production Engineering from the University of Applied Sciences in Cologne, Germany.

VIRENDRA KUMAR, age 37, was appointed Vice President of Operations of the Company. Mr. Kumar has been General Manager of ESW America, Inc. ("ESWA") since 2010 and is responsible for the overall operations related to Air Testing Services. Prior to joining ESWA in 2009, Mr. Kumar was employed by Cummins Inc. as an Emission Operations Leader from 2004 through 2009, prior to that by Escort JCB as a design and production engineer, and by the Indian Institute of Technology Delhi as a project manager. Mr. Kumar holds a Master’s degree in Mechanical Engineering from the Indian Institute of Technology Delhi and a Bachelor’s degree in Mechanical Engineering from the University of Rajasthan. Mr. Kumar was also a PhD candidate at University of California, Riverside.

PRAVEEN NAIR, age 36, was appointed Chief Accounting Officer in February 2008. He joined the Company in May 2005 and served in the position of Assistant to the Chief Financial Officer supporting the Company's Chief Financial Officer in day-to-day operations. In May 2006 he was promoted to Controller for the Company's wholly-owned subsidiaries, ESW America Inc. and ESW Canada Inc. Prior to joining the Company, Mr. Nair was with e-Serve International Ltd, a Citigroup company from December 2000 through January 2005 where he served as a Deputy Manager in the Business Development and Migrations Unit and subsequently as Manager and Senior Manager. He was responsible for feasibility studies and regionalizing operations from countries in Europe, North America and Africa into processing centers in Mumbai and Chennai in India. Mr. Nair has a Bachelor’s Degree in Commerce with specialization in Accounting and a Master’s Degree in Finance from Faculty of Management Studies, College of Materials Management, Jabalpur, India. Effective March 9, 2011 Mr. Nair was promoted to the position of Chief Financial Officer of the Company.

CORPORATE GOVERNANCE

GENERAL

ESW's management and Board of Directors believe that good corporate governance is important to ensure that the Company is managed for the long-term benefit of its stockholders. This section describes key corporate governance practices that have been adopted.

BOARD OF DIRECTORS MEETINGS AND ATTENDANCE

The Board of Directors has responsibility for establishing broad corporate policies and reviewing overall performance of the Company rather than day-to-day operations. The primary responsibility of ESW's Board of Directors is to oversee the management of the Company and, in doing so, serve the best interests of the Company and its stockholders. The Board of Directors selects, evaluates and provides for the succession of executive officers and, subject to stockholder approval, the election of directors. The Board also reviews and approves corporate objectives and strategies, and evaluates significant policies and proposed major commitments of corporate resources as well as participates in decisions that have a potential major economic impact on our Company. Management keeps the directors informed of Company activity through regular communication, including written reports and presentations at Board of Directors and committee meetings. We have no formal policy regarding director attendance at the annual meeting of stockholders. The Board of Directors held ten (10) meetings in 2011, all of which were telephonic. All board members were in attendance for at least seventy five percent (75%) of the board meetings.

AUDIT COMMITTEE COMPOSITION

The Company has a separately designated standing Audit Committee comprised of Nitin M. Amersey (Chairman) and John Dunlap III. Nitin Amersey qualifies as a "financial expert" as defined by SEC rules. The Company's Board has also determined that Nitin Amersey meets the SEC definition of an "independent" director. The Audit Committee met 6 times during 2011.

COMPENSATION COMMITTEE COMPOSITION

The Compensation Committee is currently comprised of John Dunlap III, who serves as Chairman and Nitin Amersey. In accordance with its charter, the Compensation Committee is responsible for establishing and reviewing the overall compensation philosophy of the Company, establishing and reviewing: the Company's general compensation policies applicable to the executive officers and other officers; evaluating the performance of the executives officer and other officers and approving their annual compensation; reviewing and recommending the compensation of directors; reviewing and recommending employment, consulting, retirement and severance arrangements involving officers and directors of the Corporation; and reviewing and recommending proposed and existing incentive-compensation plans and equity-based compensation plans for the Corporation's directors, officers, employees and consultants. The Compensation Committee met 4 times during 2011.

COMPENSATION POLICY

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

NOMINATION COMMITTEE

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Under the securities laws of the United States, the Company's directors, executive officers, and any persons holding more than ten percent of the Company's common stock are required to report their initial ownership of the Company's common stock and any subsequent changes in their ownership to the Securities and Exchange Commission. Specific due dates have been established by the Commission, and the Company is required to disclose any failure to file by those dates. Based upon the copies of Section 16 (a) reports that the Company received from such persons for their 2011 fiscal year transactions, the Company believes there has been compliance with all Section 16 (a) filing requirements applicable to such officers, directors and ten-percent beneficial owners for such fiscal year.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation for each of the last two (2) fiscal years earned by each of the most highly compensated executive officers (the "Named Executives").

SUMMARY COMPENSATION TABLE

						NON-EQUITY	NON-QUALIFIED
NAME					OPTION	INCENTIVE	DEFERRED
/ PRINCIPAL				STOCK	AWARDS	PLAN	COMPENSATION	ALL OTHER
POSITION	YEAR	SALARY	BONUS	AWARDS	(4)	COMPENSATION	EARNINGS	COMPENSATION	TOTAL
Praveen Nair (1)	2011	$145,555	--	--	--	--	--	$3,647	$149,202
Chief Financial Officer	2010	$116,516	--	--	--	--	--	$7,636	$124,152
Frank Haas (2)	2011	$146,307	--	--	--	--	--	$3,647	$149,955
Chief Technology Officer
& Chief Regulatory Office	2010	$87,387	--	--	--	--	--	$5,073	$92,460
Virendra Kumar (3)	2011	$141,542	--	--	--	--	--	$6,900	$148,442
Vice President Of
Operations	2010	$112,000	--	--	--	--	--	$6,900	$118,900

1. Mr. Praveen Nair was paid at the annual rate of CAD$150,000 (which translates to USD $151,620 for the year ended December 31, 2011). In 2010 Mr. Nair received $145,555 as salary and standard medical and dental benefits provided by the Company totaling $3,674. 2010 Mr. Nair received $116,516 as salary, $3,262 pay in lieu of vacation, and standard medical and dental benefits provided by the Company totaling $4,374.

2. Mr. Haas will was paid at the annual rate of CAD$160,000 (which translates to USD $161,728 for the year ended December 31, 2011). In 2011 Mr. Haas received $ 146,307.77 as salary and standard medical and dental benefits provided by the Company totaling $3,674. In 2010 Mr. Haas received $87,387 as salary, $699 pay in lieu of vacation, and standard medical and dental benefits provided by the Company totaling $4,374

3. Mr. Kumar receives an annual salary of $150,000. In 2011 Mr. Kumar received $141,542 as salary and standard medical and dental benefits provided by the Company totaling $6,900. In 2010 Mr. Kumar received $112,000 as salary and standard medical and dental benefits provided by the Company totaling $6,900.

4. Represents the cost of the compensation expense recorded by the Company for option grants in 2011.

Contracts and Agreements

On April 19, 2011, the Company's Board of Directors ratified a Services Agreement ("Agreement") between the Company and Orchard Capital Corporation ("Orchard") which was approved by the Company's Compensation Committee. Under the Agreement, which was effective as of January 30, 2011, Orchard agreed to provide services that may be mutually agreed to by and between Orchard and the Company including those duties customarily performed by the Chairman of the Board and executive of the Company as well as providing advice and consultation on general corporate matters and other projects as may be assigned by the Company's Board of Directors as needed. Orchard has agreed to appoint Mark Yung, who is also employed by Orchard, as the Company's Executive Chairman to act on Orchard's behalf and provide the services to the Company under the Agreement. Orchard reserves the right to replace Mr. Yung as the provider of services under the Agreement at its sole option. The Agreement may be terminated by either party upon thirty (30) days written notice unless otherwise provided for under the Agreement. Compensation under the agreement is the sum of $300,000 per annum plus reimbursement for out-of-pocket expenses incurred by Orchard. The agreement includes other standard terms including indemnification and limitation liability provisions. Orchard is controlled by Richard Ressler; affiliated entities of Orchard as well as Richard Ressler own shares of the Company. Under the agreement the Company has paid $275,000 for the year ended December 31, 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table shows certain information regarding the outstanding equity awards held by the Named Executives at the end of 2011.

There were no equity awards granted to named executives in 2010/2011.

	NUMBER OF SECURITIES	OPTION	DATE	OPTION
	UNDERLYING	EXERCISE	OF	EXPIRY
NAME	UNEXERCISED OPTIONS(#)	PRICE	GRANT	DATE
Praveen Nair	--	--	--	--
Frank Haas	--	--	--	--
Virendra Kumar	--	--	--	--

STOCK OPTION PLAN

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

COMPENSATION OF NON-MANAGEMENT DIRECTORS

		FEES EARNED	RESTRICTED STOCK
NAME OF OUTSIDE		OR PAID IN	AWARDS (1)
DIRECTOR	YEAR	CASH	$	TOTAL
Nitin M. Amersey (2)	2011	$53,935	$ 19,000	$ 72,935
	2010	$19,000	$ --	$ 19,000
John D. Dunlap III (3)	2011	$47,500	$ 19,000	$ 66,500
	2010	$15,000	$ --	$ 15,000
Mark Yung (4)	2011	$ 5,000	$ --	$ --
	2010	$ --	$ --	$ --
Zohar Loshitzer (5)	2011	$ 5,000	$ 3,000	$ 8,000
	2010	$ --	$ --	$ --
Benjamin Black (6)	2011	$ 5,000	$ --	$ 5,000
	2010	$ --	$ --	$ --
Joshua Black (6)	2011	$ 5,000	$ --	$ 5,000
	2010	$ --	$ --	$ --
John J Hannan (5)	2011	$ 5,000	$ 3,000	$ 8,000
	2010	$ --	$ --	$ --
John Suydam (5)	2011	$ 5,000	$ 3,000	$ 8,000
	2010	$ --	$ --	$ --

In 2011, the compensation structure for outside directors was amended; there is no cash compensation for outside directors serving on the board of ESW. The Chairman of the Audit Committee and Compensation Committee receive $2,500 per month as cash compensation. The each outside directors serving on the board was awarded 150,000 shares of restricted common stock with 50,000 shares vesting on December 31, 2011, 2012 and 2013.

Until April 2011 outside directors were compensated at the rate of $2,500 a month. The Chairman of the Board of Directors received an additional $2,000 per month and the Chair of the Audit Committee received an additional $1,000 per month.

During the fiscal year 2010, outside directors were compensated at the rate of $2,500 a month. The Chairman of the Board of Directors received an additional $2,000 per month and the Chair of the Audit Committee received an additional $1,000 per month.

(1) Represents the cost of the compensation expense recorded by the Company in accordance with FAS123R (ASC 718-10-10). In 2011, compensation expense for restricted stock grants amounted to $47,000. In 2010 no stock option awards were issued to Outside Directors.

(2) In 2011, Mr. Amersey received $38,000 in board fees for 2011 and $15,938 related to outstanding board fees for 2010. Mr. Amersey also received a one-time grant of 200,000 shares of restricted common stock for serving as the Chairman of the Audit Committee and 50,000 shares of restricted common stock for serving as a board member for 2011 under the 2010 Stock Incentive Plan. In 2010 Mr. Amersey received $19,000 in board fees.

(3) In 2011, Mr. Dunlap received $30,000 in board fees for 2011 and $17,500 related to outstanding board fees for 2010. Mr. Dunlap also received a one-time grant of 200,000 shares of restricted common stock for serving as the Chairman of the Compensation Committee and 50,000 shares of restricted common stock for serving as a board member for 2011 under the 2010 Stock Incentive Plan. In 2010 Mr. Dunlap received $15,000 in board fees.

(4) Represents $5,000 in board fees for months prior to the amendment of the board compensation structure, this amount was paid out in the form of a stock grant of 41,667 shares of restricted common stock in November 2011. No compensation was paid in 2010.

(5) Represents $5,000 in board fees for months prior to the amendment of the board compensation structure, this amount was paid out in the form of a stock grant of 41,667 shares of restricted common stock in November 2011 and 50,000 shares of restricted common stock for serving as a board member for 2011 under the 2010 Stock Incentive Plan. No compensation was paid in 2010.

(6) Represents $5,000 in board fees for months prior to the amendment of the board compensation structure, this amount is included in accrued liabilities at December 31, 2011. No compensation was paid in 2010.

The following table shows certain information regarding the outstanding equity awards (Options to purchase common stock and restricted stock grants) held by the outside directors at the end of 2011.

			OPTIONS
	OPTIONS	OPTIONS EXERCISE	EXPIRATION
NAME	OUTSTANDING	PRICE	DATE
Nitin M. Amersey	50,000	$0.27	8/6/2013

	NUMBER OF	NUMBER OF
	RESTRICTED	RESTRICTED COMMON			PRICE ON
	COMMON STOCK	STOCK ISSUED IN			DATE OF
NAME	GRANTED IN 2011	2011	BALANCE	VESTING DATES	ISSUE
Nitin M. Amersey	200,000	200,000	-	-	0.08
John Dunlap III	200,000	200,000	-	-	0.08
Nitin M. Amersey	150,000	50,000	100,000	December 31, 2011 December 31, 2012 December 31, 2013	0.06
John Dunlap III	150,000	50,000	100,000	December 31, 2011 December 31, 2012 December 31, 2013	0.06
Zohar Loshitzer	150,000	50,000	100,000	December 31, 2011 December 31, 2012 December 31, 2013	0.06
Benjamin Black	150,000	-	150,000	December 31, 2011 December 31, 2012 December 31, 2013	0.06
Joshua Black	150,000	-	150,000	December 31, 2011 December 31, 2012 December 31, 2013	0.06
John Sudam	150,000	50,000	100,000	December 31, 2011 December 31, 2012 December 31, 2013	0.06
John J Hannan	150,000	50,000	100,000	December 31, 2011 December 31, 2012 December 31, 2013	0.06
	Balance at December 31, 2011		800,000

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth, to the best knowledge of the Company, as of March 30, 2012, certain information with respect to (1) beneficial owners of more than five percent (5%) of the outstanding Common Stock of the Company, (2) beneficial ownership of shares of the Company's Common Stock by each director and named executive, (3) beneficial ownership of shares of Common Stock of the Company by all directors and officers as a group.

Unless otherwise noted, all shares are beneficially owned and the sole voting and investment power is held by the persons/entities indicated.

Calculations are based upon the aggregate of all shares of Common Stock issued and outstanding as of March 30, 2012 in addition to shares issuable upon exercise of options currently exercisable or becoming exercisable within 60 days and which are held by the individuals named on the table.

NAME AND ADDRESS OF	TOTAL BENEFICIAL		PERCENT OF
BENEFICIAL OWNER	OWNERSHIP	(1)	CLASS
Mark Yung, Executive Chairman
c/o 335 Connie Crescent	41,667	(2)	0.02%
Concord, ON L4K 5R2
Nitin M. Amersey, Director
c/o 335 Connie Crescent	400,000	(3)	0.18%
Concord, ON L4K 5R2
John D. Dunlap, III, Director
c/o 335 Connie Crescent	650,000	(4)	0.30%
Concord, ON L4K 5R2
Zohar Loshitzer, Director
c/o 335 Connie Crescent	191,667	(5)	0.09%
Concord, ON L4K 5R2
Benjamin Black, Director
c/o 335 Connie Crescent	191,667	(6)	0.09%
Concord, ON L4K 5R2
Joshua Black, Director
c/o 335 Connie Crescent	191,667	(7)	0.09%
Concord, ON L4K 5R2
John Suydam, Director
c/o 335 Connie Crescent	191,667	(8)	0.09%
Concord, ON L4K 5R2
John J Hannan, Director
c/o 335 Connie Crescent	2,325,834	(9)	1.06%
Concord, ON L4K 5R2
Frank Haas, Chief Technology Officer
and Chief Regulatory Officer
c/o 335 Connie Crescent	246,050	(10)	0.11%
Concord, ON L4K 5R2
Virendra Kumar,
Vice President of Operations
c/o 335 Connie Crescent	0		0.00%
Concord, ON L4K 5R2
Praveen Nair, Chief Financial Officer
c/o 335 Connie Crescent	900	(11)	0.00%
Concord, ON L4K 5R2
John J. Hannan as Trustee
of the Black Family 1997 Trust
c/o 9 West 57TH Street, Suite 4300	30,645,399	(12)	13.96%
New York NY 10019
Leon D. Black
c/o 9 West 57TH Street, Suite 4300	12,622,980	(13)	5.75%
New York NY 10019
John J. Hannan as Trustee
of the Leon D. Black Trust UAD
11/30/92 FBO Alexander Black	9,909,949	(14)	4.52%
c/o 9 West 57TH Street, Suite 4300
New York NY 10019
John J. Hannan as Trustee
of the Leon D. Black Trust UAD
11/30/92 FBO Benjamin Black	9,909,949	(15)	4.52%
c/o 9 West 57TH Street, Suite 4300
New York NY 10019
John J. Hannan as Trustee
of the Leon D. Black Trust UAD
11/30/92 FBO Joshua Black	9,909,949	(16)	4.52%
c/o 9 West 57TH Street, Suite 4300
New York NY 10019
John J. Hannan as Trustee
of the Leon D. Black Trust UAD
11/30/92 FBO Victoria Black	9,909,949	(17)	4.52%
c/o 9 West 57TH Street, Suite 4300
New York NY 10019
Richard R. Ressler
C/O CIM GROUP	2,134,167	(18)	0.97%
6922 Hollywood Boulevard
Los Angeles CA 90028
Orchard Investments, LLC
C/O CIM GROUP	16,695,551	(19)	7.61%
6922 Hollywood Boulevard
Los Angeles CA 90028
Bengt G. Odner
15 Rue Du Cendrier, 6TH Floor	36,350,000	(20)	16.56%
Concord, ON L4K 5R2
Sedam Ltd
15 Rue Du Cendrier, 6TH Floor	36,350,000	(20)	16.56%
Geneva V8 1211
Financial Trust Co. Inc.
6100 Red Hook Quarter B-3	13,350,205	(21)	6.08%
St. Thomas, VSVI-00802
All current directors and executive
officers as a group (Eleven persons)	74,716,314		34.05%

(1) On the basis of 219,450,447 shares of common stock outstanding, plus, in the case of any person deemed to own shares of common stock as a result of owning options or rights to purchase common stock or equity grants rights exercisable within 60 days of March 30, 2012.

(2) Includes 41,667 shares of restricted Common Stock.

(3) Includes 250,000 shares of restricted Common Stock and options to purchase 50,000 shares of Common Stock at $0.27 per share expiring August 6, 2013 also includes stock grants of 100,000 shares of restricted common stock with 50,000 shares vesting each on December 31, 2012 and 2013.

(4) Includes 250,000 shares of restricted Common Stock and options to purchase 300,000 shares of Common Stock at $0.71 per share expiring February 16, 2012 also includes stock grants of 100,000 shares of restricted common stock with 50,000 shares vesting each on December 31, 2012 and 2013 .

(5) Includes 91,667 shares of restricted Common Stock, also includes stock grants of 100,000 shares of restricted common stock with 50,000 shares vesting each on December 31, 2012 and 2013.

(6) Mr. Benjamin Black is a beneficiary of the Leon D. Black Trust UAD 11/30/92 FBO Benjamin Black (the "Benjamin Trust") and the Black Family 1997 Trust (the "1997 Trust"). John J. Hannan is the trustee of the Benjamin Trust and the 1997 Trust and has the sole voting, investment and dispositive power with respect to the shares held by the Benjamin Trust and the 1997 Trust. Mr. Benjamin Black disclaims any beneficial ownership of the shares of Common Stock of the Company held by the Benjamin Trust and the 1997 Trust.

Includes stock grants of 150,000 shares of restricted common stock with 50,000 shares vesting each on December 31, 2011, 2012 and 2013. Also includes option to convert outstanding board fees to 41,667 shares of common stock. No stock has been issued to date against the grants.

(7) Mr. Joshua Black is a beneficiary of the Leon D. Black Trust UAD 11/30/92 FBO Joshua Black (the "Joshua Trust") and the 1997 Trust. John J. Hannan is the trustee of the Joshua Trust and the 1997 Trust and has the sole voting, investment and dispositive power with respect to the shares held by the Joshua Trust and the 1997 Trust. Mr. Joshua Black disclaims any beneficial ownership of the shares of Common Stock of the Company held by the Joshua Trust and the 1997 Trust.

Includes stock grants of 150,000 shares of restricted common stock with 50,000 shares vesting each on December 31, 2011, 2012 and 2013. Also includes option to convert outstanding board fees to 41,667 shares of common stock. No stock has been issued to date against the grants.

(8) Includes 91,667 shares of restricted Common Stock, also includes stock grants of 100,000 shares of restricted common stock with 50,000 shares vesting each on December 31, 2012 and 2013.

(9) Includes 2,225,834 shares of Common Stock directly owned by John J. Hannan, also includes stock grants of 100,000 shares of restricted common stock with 50,000 shares vesting each on December 31, 2012 and 2013.. As the trustee of each of the 1997 Trust, the Leon D. Black Trust UAD 11/30/92 FBO Alexander Black (the "Alexander Trust"), the Leon D. Black Trust UAD 11/30/92 FBO Victoria Black (the "Victoria Trust"), the Benjamin Trust and the Joshua Trust, Mr. Hannan is the beneficial owner of an additional 70,285,195 shares of Common Stock.

(10) Includes 246,050 shares of Common Stock.

(11) Includes 900 shares of Common Stock.

(12) Includes 30,645,399 shares of Common Stock directly beneficially owned by the 1997 Trust. John J. Hannan is the trustee of the 1997 Trust and has the sole voting, investment and dispositive power with respect to the Common Stock shares of the Company held by the 1997 Trust.

(13) Includes 12,622,980 shares of Common Stock directly owned by Mr. Leon Black.

(14) Includes 9,909,949 shares of Common Stock directly beneficially owned by the Alexander Trust. John J. Hannan is the trustee of the Alexander Trust and has the sole voting, investment and dispositive power with respect to the Common Stock shares of the Company held by the Alexander Trust.

(15) Includes 9,909,949 shares of Common Stock directly beneficially owned by the Benjamin Trust. John J. Hannan is the trustee of the Benjamin Trust and has the sole voting, investment and dispositive power with respect to the Common Stock shares of the Company held by the Benjamin Trust.

(16) Includes 9,909,949 shares of Common Stock directly beneficially owned by the Joshua Trust. John J. Hannan is the trustee of the Joshua Trust and has the sole voting, investment and dispositive power with respect to the Common Stock shares of the Company held by the Joshua Trust.

(17) Includes 9,909,949 shares of Common Stock directly beneficially owned by the Victoria Trust. John J. Hannan is the trustee of the Victoria Trust and has the sole voting, investment and dispositive power with respect to the Common Stock shares of the Company held by the Victoria Trust.

(18) Includes 2,134,167 shares of Common Stock directly owned by Richard S. Ressler. Richard Ressler is the President of Orchard Capital Corporation, the Manager of Orchard Investments LLC.

(19) Includes 16,695,551 shares of Common Stock directly owned by Orchard Investments, LLC ("Orchard").

(20) The aggregate amount of Common Stock beneficially owned by Mr. Bengt Odner, a former director of ESW, is represented by 1,412,205 shares of Common Stock and 350,000 shares of Common Stock underlying stock options that may be exercised. In addition to the direct ownership listed herein, Mr. Odner has indirect beneficial ownership by way of Sedam Limited (supra). Sedam Limited, a corporation organized under the laws of Cyprus, is controlled by a trust, of which Mr. Bengt Odner is the sole beneficiary. Sedam Limited includes 34,587,795 shares.

(21) Includes 13,350,205 shares of Common Stock directly owned by Financial Trust Co. Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the twelve month period ended December 31, 2011, in addition to fees and salaries as well as reimbursement of business expenses, any one transaction or combination attributed to one individual or entity exceeding $120,000 on an annual basis has been disclosed as follows:

• $4,000,000 issuance of unsecured subordinated promissory notes (see Note 7 to the consolidated financial statements).

• Investment agreement with Bridge lenders Effective May 10, 2011, (see Note 7 to the consolidated financial statements).

• The effect of an exchange feature included in the terms of the Share Subscription Agreement for $3,000,000 of Convertible Debentures issued on March 19, 2010 ("2010 Debentures") and fully converted including interest into 6,007,595 shares of common stock on March 25, 2010. The exchange feature provides that if within twelve months from March 19, 2010, the Company entered into or closed another financing or other transaction (which for securities law purposes would be integrable with the offer and sale of the Securities) on terms and conditions more favorable to another purchaser, the terms and conditions of the 2010 Debentures shall be adjusted to reflect the more favorable terms. The exchange feature was determined by the Company to be freestanding financial instrument and also to be a liability within the scope of ASC 480 Distinguishing Liabilities from Equity since there is an inverse relationship between the stock price of the Company and the Company's obligation. On December 31, 2010, the Company evaluated the fair value of the exchange feature based on the probability of closing another financing by March 18, 2011 and the fair value of the number of incremental shares to be issued at a lower estimated issue price. The probability of closing another financing by March 18, 2011 was estimated to be 100% on December 31, 2010. The fair value of the Company's common stock was determined by the closing price on the valuation date. On December 31, 2010, an exchange feature liability of $1,680,000 was recorded for the 2010 Debentures (see Note 12). Effective February 17, 2011, the Company and the 2010 Debenture investors reached an agreement whereby the investors will receive an approximate aggregate of 19,000,000 additional shares of Common Stock in conjunction with certain rights under the Prior Subscription Agreements in the event the Company closed a qualified offering (see Note 7). At March 31, 2011 the exchange feature liability related to the convertible debentures was re-valued to $2,280,000 with the change in fair value of exchange feature liability of $578,738 expense recorded in the consolidated statements of operations and comprehensive loss. In March 2010, Orchard invested $1 million in the $3 million convertible debentures offering; of the exchange feature liability $760,000 was attributed to the investment made by Orchard based on their relative contribution to the March 2010 subscription, this amount was transferred to equity as of June 30, 2011. Orchard received 6,333,333 additional shares of Common Stock in conjunction with certain rights under the Prior Subscription Agreements as the Company closed its Qualified Offering on June 30, 2011 (see Note 7).

• $275,000 related to services provided by Orchard Capital Corporation under a services agreement effective January 30, 2011. On April 19, 2011, the Company's Board of Directors ratified a Services Agreement ("Agreement") between the Company and Orchard Capital Corporation ("Orchard") which was approved by the Company's Compensation Committee. Under the Agreement, which was effective as of January 30, 2011, Orchard agreed to provide services that may be mutually agreed to by and between Orchard and the Company including those duties customarily performed by the Chairman of the Board and executive of the Company as well as providing advice and consultation on general corporate matters and other projects as may be assigned by the Company's Board of Directors as needed. Orchard has agreed to appoint Mark Yung, who is also employed by Orchard, as the Company's Executive Chairman to act on Orchard's behalf and provide the services to the Company under the Agreement. Orchard reserves the right to replace Mr. Yung as the provider of services under the Agreement at its sole option. The Agreement may be terminated by either party upon thirty (30) days written notice unless otherwise provided for under the Agreement. Compensation under the agreement is the sum of $300,000 per annum plus reimbursement for out-of-pocket expenses incurred by Orchard. The agreement includes other standard terms including indemnification and limitation liability provisions. Orchard is controlled by Richard Ressler; affiliated entities of Orchard as well as Richard Ressler own shares of the Company.

• Mr. Nitin Amersey who is a director of the Company is listed as a control person with the Securities and Exchange Commission of Bay City Transfer Agency Registrar Inc., the Company's transfer agent. He has no ownership equity in Bay City Transfer Agency Registrar Inc. nor is he an officer or a director of Bay City Transfer Agency Registrar Inc. For the twelve month periods ended December 31, 2011 and 2010, the Company paid Bay City Transfer Agency Registrar Inc. $18,054 and $7,363 respectively.

For the year ended December 31, 2011 and 2010, Mr. Nitin Amersey received $0 and $25,500 for consulting services to the company.

Mr. Peter Bloch a prior director of the Company provided consulting services to the Company. For the year ended December 31, 2011 and 2010, the Company paid Mr. Bloch $88,796 and $112,104 for consulting services.

During the twelve month period ended December 31, 2010 additional transactions with related parties included $6,134,024 related to conversion of convertible debentures including interest of $634,024 thereon into common stock; $1,032,849 related to inducement on early conversion of convertible debentures; and the repayment of $511,342 principal and interest on promissory note in addition to salaries and reimbursement of business expenses.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES:

The Company paid its principal accountant MSCM LLP, $25,181 to date in audit fees for the audit of the Company's annual financial statements for 2011.

The Company paid its principal accountant MSCM LLP $47,401 in audit fees for review of the financial statements included in its Form 10-QSB for the three quarterly reports in 2011.

The Company paid its principal accountant MSCM LLP, $ 78,636 to date in audit fees for the audit of the Company's annual financial statements for 2010.

The Company paid its principal accountant MSCM LLP $47,468 in audit fees for review of the financial statements included in its Form 10-QSB for the three quarterly reports in 2010

TAX AND OTHER FEES:

The Company paid its principal accountant MSCM LLP $0 and $16,814 for tax / compliance and other services for 2011.

The Company paid its principal accountant MSCM LLP $0 and $0 for tax /compliance and other services for 2010.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

The Company has filed the following documents as part of this Form 10-K:

1. CONSOLIDATED FINANCIAL STATEMENTS

Reports of Independent Registered Public Accounting Firm	- Page F1
Financial Statements
Consolidated Balance Sheets	- Page F2
Consolidated Statements of Income	- Page F3
Consolidated Statements of Stockholders' Equity	- Page F4
Consolidated Statements of Cash Flows	- Page F5
Notes to Consolidated Financial Statements	- Page F6-F28

2. FINANCIAL STATEMENT SCHEDULE

All schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

3. EXHIBITS.

Exhibits are incorporated by reference to the Index of Exhibits provided at the end of this Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned; thereunto duly authorized this 30th day of March 2012 in the city of Concord, Province of Ontario.

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
(Registrant)

BY: /S/ MARK YUNG
MARK YUNG
EXECUTIVE CHAIRMAN

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below, by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURES	TITLE	DATE

/S/ MARK YUNG	EXECUTIVE CHAIRMAN	MARCH 30, 2012
MARK YUNG

/S/ NITIN M. AMERSEY	DIRECTOR	MARCH 30, 2012
NITIN M. AMERSEY

/S/ JOHN DUNLAP III	DIRECTOR	MARCH 30, 2012
JOHN DUNLAP

/S/ ZOHAR LOSHITZER	DIRECTOR	MARCH 30, 2012
ZOHAR LOSHITZER

/S/ BENJAMIN BLACK	DIRECTOR	MARCH 30, 2012
BENJAMIN BLACK

/S/ JOSHUA BLACK	DIRECTOR	MARCH 30, 2012
JOSHUA BLACK

/S/ JOHN J HANNAN	DIRECTOR	MARCH 30, 2012
JOHN J HANNAN

/S/ JOHN SUYDAM	DIRECTOR	MARCH 30, 2012
JOHN SUYDAM

/S/ PRAVEEN NAIR	CHIEF FINANCIAL	MARCH 30, 2012
PRAVEEN NAIR	OFFICER

/S/ FRANK HAAS	CHIEF TECHNOLOGIES	MARCH 30, 2012
FRANK HAAS	OFFICER / CHIEF
REGULATORY OFFICE

/S/ VIRENDRA KUMAR	VICE PRESIDENT OF	MARCH 30, 2012
VIRENDRA KUMAR	OPERATIONS

INDEX OF EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation of the Company. (1)
3.2	Bylaws of the Company. (1)
3.3	Articles of Incorporation of the Company, as amended as of November 29, 2001. (Originally filed as exhibit 3.2) (5)
3.4	Articles of Incorporation of the Company as amended July 20, 2005 (Originally filed as exhibit 3.3)(13)
3.5	Bylaws of the Company as amended January 3, 2006 (15)
3.6	Articles of Incorporation of the Company, as amended as of October 13, 2010. (34)
3.7	Bylaws of the Company as amended January 25, 2011 (Originally filed as exhibit 3.1) (35)
4.1	Form of Warrant Certificate issued April, 1999. (1)
4.2	Form of Warrant Certificate for 2002 Unit Private Placement (7)
4.3	Form of three (3) year Warrant Certificate exercisable at $0.90 per share issued on April and July 2005. (13)
4.4	Form of three (3) year Warrant Certificate exercisable at $2.00 per share issued on April and July 2005. (13)
4.5	Form of three (3) year Warrant Certificate exercisable at $3.00 per share issued on April and July 2005. (13)
4.6	Form of Specimen of Common Stock Certificate. (Originally filed as exhibit 4.1)
10.1	Form of Agreement dated January 29, 1999 by and between the shareholders BBL Technologies, Inc. and the Company. (1)
10.2	Form of Consulting Agreement dated March 31, 1999 by and between May Davis Group and the Company. (1)
10.3	Form of Commission Agreement dated March 31, 1999 by and between May Davis Group and the Company. (1)
10.4	Form of Option Agreement dated June 21, 1999, between David Coates o/a Fifth Business and the Company. (1)
10.5	Form of Option Agreement dated June 21 1999 between Zoya Financial Corp. and the Company. (1)
10.6	Form of Consulting Agreement with Bruno Liber dated January 29, 2000.
10.7	Form of Office Offer to Lease for Environmental Solutions Worldwide Inc. dated October 6, 1999. (2)
10.8	Form of Financial relations agreement with Continental Capital & Equity Corporation dated December 5, 2000. (4)
10.9	Form of Employment Agreement between John A. Donohoe, Jr. and the Company dated as of September 10, 2003. (6)
10.10	Form of Employment Agreement between Robert R. Marino and the Company dated as of September 10, 2003. (6)
10.11	Form of Employment Agreement between David J. Johnson and the Company dated as of September 10, 2003. (6)
10.12	Form of Subscription Agreement for 2001 Common Stock Placement. (7)
10.13	Form of Subscription Agreement for 2002 Unit Private Placement and related representation letters. (7)
10.14	Form of unsecured subordinated promissory note issued by the Company to AB Odinia, dated August 27, 2004. (Originally filed as exhibit 10.1) (8)
10.15	Form of Securities Subscription Agreement between the Company and Investor for the purchase of 4% Convertible Debentures and three (3) year warrant exercisable at $1.00 per share dated September, 2004. (Originally filed as exhibit 10.1) (9)
10.16	Form of 4% Three (3) Year Debenture issued by the Company dated September, 2004.(Originally filed as exhibit 10.2) (9)
10.17	Form of Three (3) Year Warrant to purchase the Company's Common Stock at $1.00 a share dated September, 2004.(Originally filed as exhibit 10.3) (9)
10.18	Form of Registration Rights Agreement dated September, 2004. (Originally filed as exhibit 10.4) (9)
10.19	Form of Lease agreement and amended lease agreement between the Company's wholly-owned subsidiary ESW America Inc. and Nappen & Associates dated on November 16, 2004. (12)*
10.20	Form of Subscription Agreement dated April and July 2005 for Common Stock at $0.85 and Warrants exercisable at $0.90, $2.00 and $3.00 per share. (13)
10.21	Form of Registration rights Agreement dated April and July 2005. (13)
10.22	Form of $1.2 Million Unsecured Subordinated Promissory Note dated June 30, 2006. (16)
10.23	Form of $1 Million Unsecured Subordinated Promissory Note dated September 7, 2006. (17)
10.24	Form of Separation Agreement and Release of Claims by and between the Company and Stan Kolaric dated October 12, 2006. (20)
10.25	Form of $500,000 Unsecured Subordinated Promissory Note dated November 17, 2006. (18)
10.26	Form of Contract for Investor Relations Service by and between the Company and Delta 2005 AG dated December 12, 2006. (20)
10.27	Form of Consolidated $2.3 Million Unsecured Subordinated Demand Promissory Note dated February 9, 2007. (20)\
10.28	Form of $500,000 Unsecured Subordinated Demand Promissory Note by and between the Company and Mr. Bengt Odner, dated February 15, 2007. (20)
10.29	Form of Employment Agreement between David J. Johnson and the Company dated as of January 1, 2007. (20) 10.30 Form of Assignment by Inventor by and between the Company and David Johnson dated February 16, 2007. (20)
10.31	Form of Consolidated 1.002 Million Note by and between the Company and Mr. Bengt Odner dated March 13, 2007. (20)
10.32	Form of $2.5 Million Financing Loan Agreement by and between ESW Canada Inc and Royal Bank of Canada dated March 5, 2007 (20)
10.33	Letter Agreement dated October 11, 2007 and effective November 2, 2007 by and between the Company's wholly-owned subsidiary ESW Canada Inc and Royal Bank of Canada amending the terms of the Credit Facility Agreement dated as of March 2, 2007. (21)
10.34	Form of Employment Agreement between Stefan Boekamp and the Company dated as of February 4, 2008. (23)
10.35	Form of Employment Agreement between Praveen Nair and the Company dated as of February 4, 2008. (23)
10.36	Form of Credit Facility Agreement between the Company and Mr. Bengt Odner Dated June 2, 2008 (24)
10.37	Form of $500,000 Unsecured Subordinated Demand Promissory Note by and between the Company and Mr. Bengt Odner, dated June 2, 2008 (24)
10.38	Form of Securities Subscription Agreement between the Company and Investor for the purchase of 9% three (3) year Convertible Debentures (25)
10.39	Form of 9% Three (3) Year Debenture issued by the Company dated November 3, 2008. (25)
10.40	Form of Registration Rights Agreement dated November 3, 2008. (25)
10.41	Form of Consulting Agreement between Joey Schwartz and the Company dated as of February 4, 2008 (26)
10.42	Form of Securities Subscription Agreement between the Company and Investor Ledelle Holdings Ltd. for the purchase of 9% three (3) year Convertible Debentures dated November 7, 2008. (26)
10.43	Form of 9% Three (3) Year Debenture issued by the Company to Investor Ledelle Holdings Ltd. dated November 7, 2008. (26)
10.44	Form of Registration Rights Agreement between the Company and Investor Ledelle Holdings Ltd. for the purchase of 9% three (3) year Convertible Debentures (25)
10.45	Form of Securities Subscription Agreement between the Company and Investor Mr. Bengt Odner. for the purchase of 9% three (3) year Convertible Debentures Dated November 7, 2008. (26)
10.46	Form of 9% Three (3) Year Debenture issued by the Company to Investor Mr. Bengt George Odner dated November 7, 2008. (26)
10.47	Form of Registration Rights Agreement between the Company and Investor Ledelle Holdings Ltd. for the purchase of 9% three (3) year Convertible Debentures (25)
10.48	Form of Amendment to Employment Agreement between Praveen Nair and the Company effective as of January 1, 2009 (26)
10.49	Form of 9% Unsecured Promissory Note (27)
10.50	Form of Letter Agreement Amendment to Secured Commercial Loan Agreement by and between ESW Canada Inc and Royal Bank of Canada dated as of August 24, 2009 (28) 10.51 Form of Securities Subscription Agreement for 9% Convertible Debentures dated as of August 28, 2009 (29)
10.51	Form of 9% Three (3) year debentures (29)
10.53	Lease Renewal Agreement by and between the Company's wholly-owned subsidiary ESW America, Inc. and Nappen Associates effective October 16, 2009
10.54	Form of 9% Unsecured Promissory Note effective December 29, 2009 (30)
10.55	Form of Securitas Subscription Agreement for 9% Convertible Debentures dated as of March 19, 2010 (31)
10.56	Form of 9% three year Convertible Debenture dated as of March 19, 2010 (31)
10.57	Form of Registration Rights Agreement dated as of March 19, 2010 (31)
10.58	Form of Loan Agreement by and between the Company's wholly-owned subsidiary ESW Canada, Inc and Canadian Imperial Bank of Commerce effective March 31, 2010.
10.59	Form of Guarantee of Loan Guarantee of Loan Agreement by and between Canadian Imperial Bank of Commerce and the Company, and the Company's wholly-owned subsidiaries ESW America, Inc and ESW Technologies, Inc.
10.60	Form of Patent and Trademark Security Agreement by and between the Company's wholly-owned subsidiary ESW Technologies, Inc. and Canadian Imperial Bank of Commerce
10.61	Environmental Solutions Worldwide Inc. Nominating and Governance Committee Charter as of August 10, 2010 (33)
10.62	Environmental Solutions Worldwide, Inc. Audit Committee Charter as of August 10, 2010 (33)
10.63	Environmental Solutions Worldwide Inc. Compensation Committee Charter as of August 10, 2010 (33)
10.64	Form of Subordinated Note Subscription Agreement as of February 17, 2011 (36)
10.65	Form of Unsecured Subordinated Promissory Note as of February 17, 2011 (36) 14.1 Code of ethics adopted March 28, 2005 by the Company's Board of Directors. (12)
10.66	Investment Agreement, dated May 10, 2011, by and between the Company and the Bridge Lenders (37)
10.67	Form of Services Agreement by and between the Company and Orchard Capital Corporation dated as of January 30, 2011. (38)
10.68	Environmental Solutions Worldwide amended 2010 stock incentive plan as of April 19, 2011. (38)
10.69	Form of Registration Rights Agreement as of July 12, 2011 (39)
14.2	Code of ethics as amended March 28, 2006 by the Company's Board of Directors. (15)
16.1	Letter from James E. Scheifley & Associates, P. C. (1)
16.2	Letter from Daren, Martenfeld, Carr, Testa and Company LLP dated February 2001. (3)
16.3	Letter of resignation from Goldstein and Morris Certified Public Account P.C. dated October 20, 2004 (10)
16.4	Letter from Goldstein and Morris Certified Public Account P.C. dated November 23, 2004 (11)
16.5	Letter from Deloitte & Touche LLP dated May 29, 2009 (32)
21.1	List of subsidiaries. (1)
31.1	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002
31.2	Certification Pursuant To Section 302 of the Sarbanes-Oxley Act Of 2002
32.1	Certification Pursuant To 18 U.S. C. Section 1350 as Adopted Pursuant To Section 906 of The Sarbanes- Oxley Act Of 2002
32.2	Certification Pursuant To 18 U. S. C. Section 1350 as Adopted Pursuant To Section 906 of The Sarbanes- Oxley Act Of 2002
99.1	Form of Compensation Committee Charter dated February 14, 2007. (19)

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

(33) Incorporated herein by reference from the Registrants Form 10Q filed with the Securities and Exchange Commission on August 13, 2010.

(34) Incorporated herein by reference from the Registrants Form 10Q filed with the Securities and Exchange Commission on September 09, 2010.

(35) Incorporated herein by reference from the Registrants Form 8-K filed with the Securities and Exchange Commission on January 28, 2011.

(36) Incorporated herein by reference from the Registrants Form 8-K filed with the Securities and Exchange Commission on February 22, 2011.

(37) Incorporated herein by reference from the Registrants Form 8-K filed with the Securities and Exchange Commission on May 10, 2011.

(38) Incorporated herein by reference from the Registrants Form 10-Q filed with the Securities and Exchange Commission on May 16, 2011.

(39) Incorporated herein by reference from the Registrants Form 8-K filed with the Securities and Exchange Commission on July 15, 2011.

* Confidential treatment requested for a portion of this exhibit

** PREVIOUSLY FILED WITH FORM SB-2.