Form 10-Q
period 2012-04-30
ENVIRONMENTAL SOLUTIONS WORLDWIDE INC
filed 2012-05-15
CIK 1082278

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

for the quarterly period ended – March 31, 2012.

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 000-30392

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.

(Exact name of Company as specified in its charter)

Florida	13-4172059
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

200 PROGRESS DRIVE, MONTGOMERVILLE, PA, 18936
(Address of principal executive offices, including postal code.)

(905) 695-4142 and (215) 699-0730
(Registrant's telephone number, including area code)

335 CONNIE CRESCENT, CONCORD, ONTARIO, CANADA L4K 5R2

(Former address of principal executive offices, including postal code.)

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

There were 219,450,447 shares of the registrant's Common Stock outstanding as of May 15th, 2012

PART I. FINANCIAL INFORMATION
		PAGE #
Item 1.	Financial Statements.

	Consolidated Condensed Balance Sheets as of	F2
	March 31, 2012 (unaudited) and December 31, 2011

	Consolidated Condensed Statements of Operations and	F3
	Comprehensive Loss for the Three Month Periods
	Ended March 31, 2012 and 2011 (unaudited)

	Consolidated Condensed Statement of Changes in Stockholders'	F4
	Equity for the Three Month Period Ended
	March 31, 2012 (unaudited)

	Consolidated Condensed Statements of Cash Flows	F5
	for the Three Month Periods Ended March 31, 2012 and 2011
	(unaudited)

	Notes to Consolidated Condensed Financial Statements	F6-F20
	(unaudited)

Item 2.	Management's Discussion And Analysis Of Financial Condition
	And Results Of Operations	2

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	9

Item 4.	Controls And Procedures	9

PART II.	OTHER INFORMATION

Item 1A.	RISK FACTORS	11

Item 5.	OTHER INFORMATION	11

Item 6.	EXHIBITS.	12

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
	MARCH 31,	DECEMBER 31,
	2012	2011
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$ 651,866	$ 1,103,649
Accounts receivable, net of allowance
for doubtful accounts of $213,328 (2011 - $1,398) (Note 2)	974,331	1,204,734
Inventory, net of reserve of $0 (2011 - $223,007) (Note 5)	2,218,734	2,431,027
Prepaid expenses and sundry assets	244,690	295,211

Total current assets	4,089,621	5,034,621

Property, plant and equipment under construction (Note 6)	300,608	198,416

Property, plant and equipment, net of accumulated	1,217,590	1,271,989
depreciation of $3,740,546 (2011 - $6,867,760)
and loss on impairment of property, plant and equipment
of $29,559 (2011 - $163,668) (Note 6)

	$ 5,607,819	$ 6,505,026

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$ 1,436,422	$ 1,384,972
Accrued liabilities (Note 15)	504,606	592,760
Redeemable Class A special shares (Note 7)	-	453,900
Current portion of capital lease obligation (Note 12)	-	1,241

Total current liabilities	1,941,028	2,432,873

Commitments and Contingencies (Note 12)
Subsequent Events (Note 17)

Stockholders' Equity (Notes 9 and 10)
Common stock, $0.001 par value, 250,000,000 (2011 - 250,000,000)
shares authorized; 219,450,447 shares
issued and outstanding (2011 - 219,450,447)	219,450	219,450
Additional paid-in capital	56,627,338	56,606,629
Accumulated deficit	(53,179,997)	(52,753,926)

Total stockholders' equity	3,666,791	4,072,153

	$ 5,607,819	$ 6,505,026
The accompanying notes are an integral part of these consolidated condensed financial statements.
F2

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
FOR THE THREE MONTH PERIODS ENDED MARCH 31,
	2012	2011
	(Unaudited)	(Unaudited)
Revenue
Net sales	$ 2,531,602	$ 2,045,737

Cost of sales	1,742,926	2,092,081

Gross profit	788,676	(46,344)

Operating expenses
Marketing, office and general expenses	1,190,450	1,051,753
Restructuring charges	-	518,809
Research and development costs	128,548	183,626
Officers' compensation and directors' fees	157,107	211,644
Consulting and professional fees	55,984	27,102
Foreign exchange loss	30,817	60,126
Depreciation and amortization	76,182	120,350
Loss on impairment of property, plant and equipment (Note 6)	29,559	-

	1,668,647	2,173,410

Loss from operations	(879,971)	(2,219,754)

Gain on deconsolidation of subsidiary (Note 7)	453,900	-
Change in fair value of exchange feature liability	-	(578,739)
Interest on notes payable to related party	-	(34,521)
Interest accretion expense	-	(1,050,000)
Financing charge on embedded derivative liability	-	(485,101)
Gain on convertible derivative	-	1,336,445
Bank fees related to credit facility covenant waivers	-	(106,512)
Gain on disposal of property and equipment	-	3,550

Net loss	(426,071)	(3,134,632)

Other comprehensive income:
Foreign currency translation of Canadian subsidiaries	-	72,264

Net loss and comprehensive loss	$ (426,071)	$ (3,062,368)

Net loss per share (basic and diluted) (Note14)	$ (0.00)	$ (0.02)

Weighted average number of shares outstanding (basic and diluted) (Note14)	219,450,447	129,463,767
The accompanying notes are an integral part of these consolidated condensed financial statements.
F3

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2012
(UNAUDITED)
					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-In Capital	Deficit	Equity

Balance, January 1, 2012	219,450,447	$ 219,450	$ 56,606,629	$ (52,753,926)	$ 4,072,153

Net loss	--	--	--	(426,071)	(426,071)

Stock-based compensation	--	--	20,709	--	20,709

Balance, March 31, 2012	219,450,447	$ 219,450	$ 56,627,338	$ (53,179,997)	$ 3,666,791

The accompanying notes are an integral part of these consolidated condensed financial statements
F4

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED MARCH 31,
	2012	2011
	(Unaudited)	(Unaudited)

Net loss	$ (426,071)	$ (3,134,632)

Adjustments to reconcile net loss to net cash
used in operating activities:
Interest accretion expense	-	1,050,000
Change in fair value of exchange feature liability	-	578,739
Financing charge on embedded derivative liability	-	485,101
Loss on disposal of inventory	-	124,972
Depreciation of property, plant and equipment	152,437	206,824
Loss on impairment of property, plant and equipment	43,565	-
Interest on notes payable to related party	-	34,521
Stock-based compensation	20,709	25,886
Amortization of patents and trademarks	-	16,145
Provision for doubtful accounts	213,328	-
Gain on disposal of property and equipment	(14,006)	(3,450)
Gain on convertible derivative	-	(1,336,445)
Gain on deconsolidation of subsidiary	(453,900)	-

	(37,867)	1,182,293

Increase (decrease) in cash flows from operating
activities resulting from changes in:
Accounts receivable	17,075	1,101,029
Inventory	212,293	839,762
Prepaid expenses and sundry assets	50,521	(91,199)
Accounts payable and accrued liabilities	(36,704)	(99,301)
Customer deposits	-	(25,528)

	243,185	1,724,763

Net cash used in operating activities	(220,753)	(227,576)

Investing activities:
Proceeds from sale of property and equipment	14,006	3,450
Acquisition of property, plant and equipment	(141,604)	(93,144)
(Addition to) reduction from property, plant and equipment under construction	(102,568)	105,423

Net cash (used in) provided by investing activities	(230,166)	15,729

Financing activities:
Proceeds from notes payable to related parties	-	3,000,000
Repayment of bank loan	-	(1,823,319)
Repayment of capital lease obligation	(864)	(1,956)

Net cash (used in) provided by financing activities	(864)	1,174,725

Net change in cash and equivalents	(451,783)	962,878

Foreign exchange gain on foreign operations	-	(19,869)

Cash and cash equivalents, beginning of period	1,103,649	13,328

Cash and cash equivalents, end of period	$ 651,866	$ 956,337
The accompanying notes are an integral part of these consolidated condensed financial statements
F5

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1 - NATURE OF BUSINESS AND GOING CONCERN
Environmental Solutions Worldwide, Inc. (the "Company" or "ESW") through its wholly-owned subsidiaries is engaged in the design, development, manufacturing and sales of emissions control technologies. ESW also provides emissions testing and environmental certification services with its primary focus on the North American on-road and off-road diesel retrofit market. ESW currently manufactures and markets a line of catalytic emission control and enabling technologies for a number of applications.
The unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), which contemplates continuation of the Company as a going concern.
The Company has sustained recurring operating losses. As of March 31, 2012, the Company had an accumulated deficit of $53,179,997 and cash and cash equivalents of $651,866. During the year 2011 there were significant changes made to ESW’s business. These changes in operations, the relocation of the Company’s operations, and the prevailing economic conditions all create uncertainty in the operating results and, accordingly, there is no assurance that the Company will be successful in generating sufficient cash flow from operations or achieving profitability in the near future. As a result, there is substantial doubt regarding the Company's ability to continue as a going concern. The Company may require additional financing to fund its continuing operations. Financing may not be available at acceptable terms or may not be available at all. The Company's ability to continue as a going concern is dependent on obtaining additional financing and achieving and maintaining a profitable level of operations.
Effective July 12, 2011, the Company raised a total of $4 million through the issuance of unsecured subordinated promissory notes (the “Notes”) to certain shareholders, including deemed affiliates of certain members of the Board of Directors of the Company. Proceeds from the Notes funded working capital, capital investments and other general corporate purposes. Proceeds from Notes, along with available cash, were used to fund the Company's additional working capital needs related to its 2011 sales.
Effective May 10, 2011, the Company entered into an Investment Agreement with certain of its current shareholders and subordinated lenders under unsecured promissory notes (the “Bridge Lenders") for an aggregate amount of $4 million. As per the Investment Agreement, the Bridge Lenders agreed to provide a backstop commitment (the "Backstop Commitment") to a rights offering targeted by the Company to raise up to $8 million (the “Qualified Offering"). Under the Backstop Commitment, the Bridge Lenders agreed to purchase any shares offered in the Qualified Offering that were not purchased by the Company's shareholders of record, after giving effect to any oversubscriptions.
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
Effective July 18, 2011, ESW’s wholly-owned subsidiary ESW Canada Inc., paid its senior lender the amount of $1.5 million (Canadian dollars) from the proceeds of the rights offering to liquidate the outstanding balance on the bank loan. The senior lender has discharged all liens, encumbrances and securities against the Company and its subsidiaries and cancelled the March 31, 2010 demand revolving credit facility agreement.
These unaudited consolidated condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. All adjustments considered necessary for fair presentation and of a normal recurring nature have been included in these unaudited consolidated financial statements.
F6

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
BASIS OF CONSOLIDATION
The unaudited consolidated condensed financial statements include the accounts of the Company and its wholly-owned subsidiaries, ESW America Inc. ("ESWA"), ESW Technologies Inc. ("ESWT"), ESW Canada Inc. ("ESWC") and Technology Fabricators Inc. (“TFI”). All inter-company transactions and balances have been eliminated on consolidation. Amounts in the unaudited consolidated condensed financial statements are expressed in U.S. dollars.
Effective February 3, 2012 BBL Technologies Inc. (“BBL”), a non-operating subsidiary, filed for bankruptcy in the Province of Ontario, Canada. At the time of filing, BBL had no assets but had issued and outstanding redeemable Class A special shares. The Company did not provide any guarantee in relation to these redeemable Class A special shares. As a result of BBL’s filing for bankruptcy, the Company lost its control over BBL and has deconsolidated BBL from the unaudited consolidated condensed financial statements on the filing date. The Company recorded a $453,900 gain in the unaudited consolidated condensed statement of operations and comprehensive loss for the three month period ended March 31, 2012 upon deconsolidation of BBL.
ESTIMATES
The preparation of unaudited consolidated condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported period. Actual results could differ from those estimates. Significant estimates include amounts for inventory valuation, impairment of property plant and equipment, share-based compensation, valuation of the warrants, accrued liabilities and accounts receivable exposures.
ALLOWANCE FOR DOUBTFUL ACCOUNTS
The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is estimated and recorded based on management's assessment of the credit history with the customer and current relationships with them. On this basis management has determined that an allowance for doubtful accounts of $213,328 and $1,398 was appropriate as of March 31, 2012 and December 31, 2011, respectively.
INVENTORY
Inventory is stated at the lower of cost or market determined using the first-in first-out method. Inventory is periodically reviewed for use and obsolescence, and adjusted as necessary. Inventory consists of raw materials, work-in-process and finished goods.
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
F7

IMPAIRMENT OF LONG-LIVED ASSETS
The Company follows ASC Topic 360, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the assets' carrying amounts may not be recoverable. In performing the review for recoverability, if future undiscounted cash flows (excluding interest charges) from the use and ultimate disposition of the assets are less than their carrying values, an impairment loss represented by the difference between its fair value and carrying value, is recognized. Properties held for sale are recorded at the lower of the carrying amount or the expected sales price less costs to sell. Management reviewed the related assets for impairment in the first quarter of 2012 (see Note 6 for details).
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
Patents and trademarks were being amortized on a straight-line basis over their estimated life of ten years. Amortization expense for the three month periods ended March 31, 2012 and 2011 was $0 and $16,145 respectively. At March 31, 2012 and December 31, 2011, patents and trademarks were fully written down and had $0 carrying value.
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
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the short-term nature of these items. Per ASC Topic 820 framework these are considered Level 2 inputs where inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.
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
The Company also derives revenue (less than 5.9% and 2.7% of total revenue during the three month periods ended March 31, 2012 and 2011, respectively) from providing air testing and environmental certification services. Revenues are recognized upon delivery of testing services when persuasive evidence of an arrangement exists and collection of the related receivable is reasonably assured.
F8

LOSS PER SHARE
Loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the year. Common stock equivalents are excluded from the computation of diluted loss per share when their effect is anti-dilutive.
INCOME TAXES
Income taxes are computed in accordance with the provisions of ASC Topic 740, which requires, among other things, a liability approach to calculating deferred income taxes. The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company is required to make certain estimates and judgments about the application of tax law, the expected resolution of uncertain tax positions and other matters. In the event that uncertain tax positions are resolved for amounts different than the Company's estimates, or the related statutes of limitations expire without the assessment of additional income taxes, the Company will be required to adjust the amounts of the related assets and liabilities in the period in which such events occur.
Such adjustments may have a material impact on ESW's income tax provision and results of operations.
SHIPPING AND HANDLING COSTS
The Company’s shipping and handling costs of $26,543 and $24,287 are included in cost of sales for the three month periods ended March 31, 2012 and 2011, respectively. Additionally, the Company has recorded recoveries of these costs amounting to $22,501 and $19,329, which are included in revenues for the three month periods ended March 31, 2012 and 2011, respectively.
RESEARCH AND DEVELOPMENT
The Company is engaged in research and development work. Research and development costs are charged as operating expense of the Company as incurred. Any grant money received for research and development work is used to offset these expenditures. For the three month periods ended March 31, 2012 and 2011, the Company expensed $128,548 and $183,626, net of grant revenues, respectively, towards research and development costs. For the three month periods ended March 31, 2012 and 2011, gross research and development expense, excluding any offsetting grant revenues, amounted to $128,548 and $413,625, respectively, and grant money amounted to $0 and $229,999, respectively.
FOREIGN CURRENCY TRANSLATION
The functional currency of the Company and its foreign subsidiaries is the U.S. dollar. Most of the Company’s revenue and materials purchased from suppliers are denominated in or linked to the U.S. dollar. Transactions denominated in currencies other than a functional currency are converted to the functional currency on the transaction date, and any resulting assets or liabilities are further translated at each reporting date and at settlement. Gains and losses recognized upon such translations are included within foreign exchange gain (loss) in the unaudited consolidated condensed statements of operations and comprehensive income.
PRODUCT WARRANTIES
The Company provides for estimated warranty costs at the time of sale and accrues for specific items at the time their existence is known and the amounts are determinable. The Company estimates warranty costs using standard quantitative measures based on industry warranty claim experience and evaluation of specific customer warranty issues. The Company currently records warranty costs as 2% of revenue. As of March 31, 2012 and December 31, 2011, $173,678 and $192,373, respectively, was accrued against warranty provision and included in accrued liabilities. For the three month periods ended March 31, 2012 and 2011, the total warranty, service, service travel and installation costs included in cost of sales were $46,609 and $78,886, respectively.
F9

SEGMENTED REPORTING
ESW operates in two reportable segments. ASC 280-10, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for the way that public business enterprises report information about operating segments in the Company’s consolidated condensed financial statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. ESW’s operating segments include manufacturing operations and air testing services. ESW’s Chief Operating Decision Maker is the Company’s Executive Chairman.
RESTRUCTURING CHARGES
In 2011 ESW underwent a significant restructuring of its operations. ESW recognizes restructuring expenses as they are incurred. ESW also evaluates the inventory and property, plant and equipment associated with restructuring actions for impairment. Asset impairment and accelerated depreciation expenses primarily relate to inventory write-downs for rationalized products and adjustments in the carrying value of the closed facilities to the Company’s estimated fair value. In addition, the remaining useful lives of other property, plant and equipment associated with the related operations were re-evaluated based on the respective plan, resulting in the impairment of certain assets. In accordance with ASC 420-10-25-11 costs to terminate an operating lease arise when a lessee will either: (a) terminate an operating lease; or (b) if it is unable to terminate the lease, discontinue its use of the asset and continue to make lease payments over the remaining term of the lease without benefit. When the lease will be terminated, the lessee should recognize a liability for the cost of terminating the lease at the time the lease is terminated. If the lease will not be terminated and the lessee will continue to incur costs under the lease without future benefit, the lessee should recognize a liability on the cease-use date (the date the lessee discontinues its use of the asset). In accordance with paragraphs 420-10-30-7 through 30-9, a liability for the remaining lease rentals, reduced by actual (or estimated) sublease rentals, would be recognized and measured at its fair value at the cease-use date. In accordance with paragraphs 420-10-35-1 through 35-4, the liability would be adjusted for changes, if any, resulting from revisions to estimated cash flows after the cease-use date, measured using the credit-adjusted risk-free rate that was used to measure the liability initially. At March 31, 2012 and December 31, 2011, the Company determined that no liability accrual was required.
NOTE 3 – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-5 – “Comprehensive Income – Presentation of Comprehensive Income”.  This statement removed the presentation of comprehensive income in the statement of changes in stockholders’ equity.  The only two allowable presentations are below the components of net income in a statement of comprehensive income or in a separate statement of comprehensive income that begins with total net income.  The guidance is effective for interim or annual reporting periods beginning after December 15, 2011. The adoption of this ASU had no effect on the Company's unaudited consolidated condensed financial statements.
In May 2011, an update was made by the FASB to achieve common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards (“IFRS”).  It provides amendments to the definition of fair value and the market participant concept, grants an exception for the measurement of financial instruments held in a portfolio with certain offsetting risks, and modifies most disclosures.  The changes in disclosures include, for all Level 3 fair value measurements, quantitative information about significant unobservable inputs used and a description of the valuation processes in place.  The new guidance also requires disclosure of the highest and best use of a nonfinancial asset.  This standard will be effective prospectively during interim and for annual periods beginning after December 15, 2011.  Early application by public entities was not permitted.  The adoption of this FASB update had no effect on the Company's unaudited consolidated condensed financial statements.
NOTE 4 - CASH AND CASH EQUIVALENTS
Cash and cash equivalents include cash and highly liquid investments purchased with an original or remaining maturity of 90 days or less at the date of purchase. At March 31, 2011 and December 31, 2011, all of the Company's cash and cash equivalents consisted of cash.
F10

NOTE 5 - INVENTORY
Inventory consists of:
	March 31,	December 31,
Inventory	2012	2011
Raw materials	$ 708,592	$ 846,113
Work-in-process	1,481,735	1,705,346
Finished goods	28,407	102,575
	2,218,734	2,654,034
Less: reserve for inventory obsolescence	-	(223,007)

Total	$ 2,218,734	$ 2,431,027
NOTE 6 - PROPERTY, PLANT AND EQUIPMENT
Property, plant and equipment consist of the following:
	March 31,	December 31,
Classification	2012	2011

Plant, machinery and equipment	$ 3,705,500	$ 6,338,221
Office equipment	194,058	383,912
Furniture and fixtures	242,090	456,981
Vehicles	19,468	25,604
Leasehold improvements	826,579	1,098,699
	4,987,695	8,303,417
Less: accumulated depreciation	(3,740,546)	(6,867,760)
Less: impairment loss	(29,559)	(163,668)

Total	$ 1,217,590	$ 1,271,989
Depreciation expense recognized in the unaudited consolidated condensed statements of operations and comprehensive loss was included in the following captions:
	For the three month periods ended
	March 31,	March 31,
Depreciation Expense	2012	2011

Cost of sales	$ 76,255	$ 76,191
Operating expenses	76,182	104,204
Research and development	-	29,163

Total	$ 152,437	$ 209,558
At March 31, 2012 and December 31, 2011, the Company had $300,608 and $198,416, respectively, of customized equipment under construction.
The plant, machinery and equipment above include $0 and $37,508 in assets under capital lease with a corresponding accumulated depreciation of $0 and $34,384 as of March 31, 2012 and December 31, 2011, respectively.
F11

At March 31, 2012, the Company recognized an impairment loss for furniture, fixtures and office equipment located at its Canadian facility. The estimated recovery from the sale of furniture, fixtures and office equipment is not considered material and, accordingly, the Company determined that the carrying value of these assets exceeded the sum of undiscounted cash flows from their eventual disposition. The Company has assessed a value of $0 to these assets and recorded an impairment loss equal to the full amount of their carrying value. Any recovery from the sale of these assets and differences due to exchange rate fluctuations will be offset against the impairment loss in future periods. Impairment loss for the three month periods ended March 31, 2012 and 2011 amounted to $29,559 and $0, respectively.
The details of impairment loss recognized for 2012 are summarized in the follows table:
Impairment loss
Asset grouping	recognized
Furniture and fixtures (Abandonment)	$ 1,837
Office equipment (Abandonment)	2,176
Computer hardware (Abandonment)	18,856
Computer software (Abandonment)	20,696
43,565
Less: gain on disposal of property and equipment	(14,006)

Impairment loss recognized for the period	$ 29,559
NOTE 7 - REDEEMABLE CLASS A SPECIAL SHARES
At December 31, 2011, the redeemable Class A special shares that were issued by the Company's wholly-owned subsidiary, BBL, without par value, were redeemable on demand by the holder of the shares, which is a private Ontario Corporation, at $700,000 Canadian (historically translated to $453,900 at December 31, 2011). On February 3, 2012, BBL filed for bankruptcy and the redeemable Class A special shares were subsequently cancelled.
NOTE 8 - INCOME TAXES
As of March 31, 2012, there are tax loss carry forwards for Federal income tax purposes of approximately $28,772,605 available to offset future taxable income in the United States. The tax loss carry forwards expire in various years through 2032. The Company does not expect to incur a Federal income tax liability in the foreseeable future. Accordingly, a valuation allowance for the full amount of the related deferred tax asset of approximately $10,070,223 has been established until realizations of the tax benefit from the loss carry forwards meet the "more likely than not" criteria.
Originating	Loss
Year	carryforward

1999	$ 407,607
2000	2,109,716
2001	2,368,368
2002	917,626
2003	637,458
2004	1,621,175
2005	2,276,330
2006	3,336,964
2007	3,378,355
2008	3,348,694
2009	2,927,096
2010	2,269,987
2011	2,212,173
2012	961,056

Total	$ 28,772,605
F12

Additionally, as of March 31, 2012, the Company's two wholly-owned Canadian subsidiaries had non-capital tax loss carry forwards of approximately $14,713,999 available to be used, in future periods, to offset taxable income. The loss carry forwards expire in various years through 2032. The deferred tax asset of approximately $3,899,210 has been fully offset by a valuation allowance until realization of the tax benefit from the non-capital tax loss carry forwards are more likely than not.
Loss
carryforward
Originating	foreign
Year	operations

2006	$ 568,765
2008	4,063,322
2009	2,783,522
2010	2,372,712
2011	3,399,262
2012	1,526,416

Total	$ 14,713,999
The reconciliation of the difference between the income tax provision using the statutory tax rates and the effective tax rate is as follows:
	For the three month periods ended
	March 31,	March 31,
	2012	2011

Statutory tax rates:
U.S.	35.00%	35.00%
Canada	26.50%	31.00%

Loss before income taxes
U.S.	$ (981,765)	$ (1,460,821)
Foreign	555,694	(1,673,811)

	$ (426,071)	$ (3,134,632)

Expected tax recovery at statutory tax rates	$ (196,359)	$ (1,030,001)
Differences in income taxes resulting from:
Depreciation and impairment (foreign operations)	(246,273)	3,311
Change in fair value of exchange feature liability	-	202,559
Financing charge on embedded derivative liability	-	169,785
Stock-based compensation	7,248	9,060
Gain on convertible derivative	-	(467,756)
Long-term debt interest expense accretion	-	367,500
	(435,384)	(745,542)
Benefit of losses not recognized	435,384	745,542

Income tax provision per unaudited consolidated
condensed financial statements	$ -	$ -
F13

Components of deferred income tax assets are as follows:
	March 31,	December 31,
	2012	2011

Property, plant and equipment	$ -	$ 488,494
Tax loss carryforwards	13,969,433	13,255,075
	13,969,433	13,743,569
Valuation allowance	(13,969,433)	(13,743,569)

Carrying value	$ -	$ -
Based on the Company’s current tax loss position tax benefits to be recognized is more-likely-than-not to be sustained upon examination by taxing authorities. The Company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.
The Company will recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the unaudited consolidated condensed statements of operations and comprehensive loss. Accrued interest and penalties will be included within the related tax liability line in the consolidated condensed balance sheets.
In many cases the Company's uncertain tax positions are related to tax years that remain subject to examination by tax authorities. The following describes the open tax years, by major tax jurisdiction, as of March 31, 2012:
United States - Federal	2008 – present
United States - State	2008 – present
Canada – Federal	2009 – present
Canada - Provincial	2009 – present
Valuation allowances reflect the deferred tax benefits that management is uncertain of the Company's ability to utilize in the future.
NOTE 9 - STOCKHOLDERS' EQUITY
No stock was issued during the three month period ended March 31, 2012.
The following table sets forth a summary of the shares issued on July 15, 2011 as a result of the closing of the rights offering effective June 30, 2011:
	Number of Shares	Amount
Subscription receivable at June 30, 2011	32,143,170	$3,857,180
Conversion of notes payable to related parties and related accrued interest	34,390,418	4,126,850
Conversion of accrued expenses	136,424	16,374
Reclassification of conversion option liabilities to equity	--	2,654,730
Conversion of exchange feature liability	22,500,000	2,712,600
Rights offering costs	--	(419,410)
Total	89,170,012	$12,948,324
Effective November 6, 2011 the Company issued 400,000 restricted shares of common stock to two Board members in connection with restricted stock grants under the 2010 stock incentive plan.
F14

Effective November 6, 2011 the Company issued 166,668 restricted shares of common stock to four Board members in lieu of outstanding board fees.
Effective December 31, 2011 the Company issued 250,000 restricted shares of common stock to five Board members in connection with restricted stock grants under the 2010 stock incentive plan.
NOTE 10 - STOCK OPTIONS AND WARRANT GRANTS
STOCK OPTIONS
On April 15, 2010 the Board of Directors (the “Board”) granted an aggregate award of 900,000 stock options to a former executive officer and former director and one director. The options vest over a period of three years with an exercise price of $0.65 (fair market value of the Company's common stock as of the date of grant) with expiry of five years from the date of award. Effective February 7, 2011, with the resignation of a director, the unvested portion of the stock options was cancelled as a result of the resignation. The balance of the stock option expense of the April 15, 2010 award is as follows:
Stock Option
Date	Expense
April 15, 2011	$ 62,127
April 15, 2012	$ 82,836
April 15, 2013	$ 20,709
A summary of option transactions, including those granted pursuant to the terms of certain employment and other agreements is as follows:
	Stock purchase options	Weighted average exercise price
Outstanding, January 1, 2011	3,600,000	$ 0.68
Granted	475,000	$ 0.12
Expired or cancelled	(500,000)	$ (0.73)
Outstanding, December 31, 2011	3,575,000	$ 0.60
Expired	(2,150,000)	$ (0.71)

Outstanding, March 31, 2012	1,425,000	$ 0.43
At March 31, 2012 the outstanding options have a weighted average remaining life of 28 months. All options issued prior to 2010 have vested, and the April 15, 2010 options vest over a period of three years, in three equal parts each year.
No stock options were granted for the three month period ended March 31, 2012. The weighted average fair value of options granted during 2011 was $0.02 and was estimated using the Black-Scholes option pricing model, using the following assumptions:
2011
Expected volatility	111%
Risk-free interest rate	0.42%
Expected life	1.5 yrs
Dividend yield	0.00%
Forfeiture rate	0.00%
F15

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
At March 31, 2012, the Company had outstanding options as follows:
Number Of	Exercise
Options	Price	Expiration Date
100,000	$1.00	February 8, 2013
250,000	$0.27	August 6, 2013
600,000	$0.65	April 15, 2015
250,000	$0.12	December 31, 2012
225,000	$0.12	June 30, 2016
1,425,000
Effective November 6, 2011, the Board approved restricted stock grants to 7 Board members under the 2010 stock incentive plan, as per the terms of the grant each of the 7 Board members will receive 150,000 shares vesting in equal parts on December 31, 2011, December 31, 2012 and December 31, 2013 subject to the execution of the requisite grant agreements. The Board also approved restricted stock grants to 2 Board members for serving as chair to various committees, as per the terms of the grant each of the 2 Board members will receive 200,000 shares vesting immediately subject to the execution of the requisite grant agreements. Stock-based compensation expense will be recorded as of the vesting terms of the grants. Of the vested shares 650,000 restricted shares of common stock were issued as of December 31, 2011.
Effective January 12, 2012 the board approved a management incentive plan which includes a 10% restricted common equity pool for management, key participants of this plan will be executive officers and a member of the Company’s board, secondary participants include other management with a trickle down to other core members of the team, the program entails a 5 year vesting program commencing January 2012, there will be accelerated vesting for certain participants of the plan. The equity grants are effective subject to the execution of the requisite grant agreements, no agreements have been executed to date.
During the three month periods ended March 31, 2012 and 2011, $20,709 and $25,886, respectively, has been recorded in the unaudited consolidated condensed statements of operations and comprehensive loss for stock-based compensation.
WARRANTS
Warrants issued in connection with various private placements of equity securities are treated as a cost of capital and no income statement recognition is required. A summary of warrant transactions is as follows:
	Warrants	Weighted average exercise price
Outstanding, January 1, 2010	-	$ -
Granted	1,545,000	$ 0.65
Expired or cancelled	-	$ -
Outstanding, December 31, 2010, and 2011,	1,545,000	$ 0.65
and March 31, 2012
F16

In 2010, the Company closed a unit offering in the amount of $300,000 per tranche for gross proceeds of $600,000 whereby the Company issued 1,500,000 units. The unit offering was for up to $5 million. The units were in the form of shares of the Company's common stock, at $0.40 per share plus for each share of common stock subscribed to under the unit offer the investor received one warrant exercisable for 1 share of common stock at $0.55; if an Investor Warrant is exercised between the first and second years from issuance, the exercise price will be $0.65. All investor warrants as issued are subject to adjustment in the event of a stock split or similar adjustment by the Company. A commission of 4% of the gross proceeds was paid and 7.5 units for every $100 of the gross proceeds raised were payable for brokers’ fees.
No warrants were issued during the three month periods ended March 31, 2012 and 2011.
NOTE 11 - RELATED PARTY TRANSACTIONS
During the three month period ended March 31, 2012, in addition to fees and salaries; reimbursement of business expenses; transactions with related parties include:
•          $75,000 related to services provided by Orchard Capital Corporation under a services agreement effective January 30, 2011. On April 19, 2011, the Company's Board ratified a Services Agreement (the "Agreement") between the Company and Orchard Capital Corporation ("Orchard") which was approved by the Company's Compensation Committee. Under the Agreement, Orchard agreed to provide services that may be mutually agreed to by and between Orchard and the Company including those duties customarily performed by the Chairman of the Board and executive of the Company as well as providing advice and consultation on general corporate matters and other projects as may be assigned by the Company's Board as needed. Orchard is controlled by Richard Ressler. Certain affiliated entities of Orchard as well as Richard Ressler own shares of the Company.
•          Mr. Nitin Amersey who is a director of the Company is listed as a control person with the Securities and Exchange Commission of Bay City Transfer Agency Registrar Inc., the Company's transfer agent. For the three month period ended March 31, 2012, the Company paid Bay City Transfer Agency Registrar Inc. $1,301.
In addition to fees and salaries and reimbursement of business expenses, during the three month period ended March 31, 2011 transactions with related parties include:
•          $3,000,000 issuance of unsecured subordinated promissory notes.
•          The effect of an exchange feature included in the terms of the Share Subscription Agreement for $3,000,000 of Convertible Debentures issued on March 19, 2010 and fully converted including interest into 6,007,595 shares of common stock on March 25, 2010. At March 31, 2011 the exchange feature liability related to the convertible debentures was re-valued to $2,258,739 with the change in fair value of exchange feature liability of $578,739 expense recorded in the unaudited consolidated condensed statement of operations and comprehensive loss for the three month period then ended.
•          $50,000 related to services provided by Orchard under a services agreement effective January 30, 2011.
•          Mr. Nitin Amersey who is a director of the Company is listed as a control person with the Securities and Exchange Commission of Bay City Transfer Agency Registrar Inc., the Company's transfer agent. For the three month period ended March 31, 2011, the Company paid Bay City Transfer Agency Registrar Inc., $1,325.
NOTE 12 - COMMITMENTS AND CONTINGENCIES
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
F17

Effective December 20, 2004, the Company's wholly-owned subsidiary, ESWC, entered into an offer to lease agreement for approximately 50,000 square feet of leasehold space in Concord, Ontario, Canada. The leasehold space houses the Company's executive offices and previously housed the manufacturing operations. The possession of the leasehold space took place on May 24, 2005 and the term of the lease was extended to September 30, 2010. ESWC renewed its lease agreement at the current property for an additional five year term. The renewed lease period commenced on October 1, 2010 and ends on September 30, 2015. The lessor of the Canadian property has terminated the lease for the facility as of May 1, 2012. ESW is in negotiations with the lessor to be released from the lease obligations.
The following is a summary of the minimum annual lease payments for both leases:
Year	Amount

2012	$ 344,991
2013	311,699
2014	289,143
2015	216,857

Total	$ 1,162,690
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
CAPITAL LEASE OBLIGATION
As of March 31, 2012 and December 31, 2011, the Company’s capital lease obligation amounted to $0 and $1,241, respectively.
NOTE 13 – OPERATING SEGMENTS
The Company has two principal operating segments, air testing services and catalyst manufacturing. These operating segments were determined based on the nature of the products and services offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company’s Executive Chairman has been identified as the chief operating decision-maker, and directs the allocation of resources to operating segments based on the profitability and cash flows of each respective segment.
The Company evaluates performance based on several factors, of which the primary financial measure is net income. The accounting policies of the business segments are the same as those described in “Note 2: Summary of Accounting Policies.” No intersegment sales were made for the three month periods ended March 31, 2012 and 2011. The following tables show the operations of the Company’s reportable segments:
F18

For the three month period ended March 31, 2012
	Catalyst	Air Testing	Unallocated	Total

Revenue	$ 2,381,083	$ 150,519	$ -	$ 2,531,602
Net income (loss)	$ (764,890)	$ (513,244)	$ 852,063	$ (426,071)

As of March 31, 2012
	Catalyst	Air Testing	Unallocated	Total

Total assets	$ 3,465,496	$ 1,603,807	$ 538,516	$ 5,607,819
Property, plant and equipment
under construction	$ 5,138	$ 295,470	$ -	$ 300,608
Property, plant and equipment	$ 248,791	$ 968,799	$ -	$ 1,217,590
Accounts receivable	$ 837,518	$ 136,813	$ -	$ 974,331
Inventories	$ 2,184,942	$ 33,792	$ -	$ 2,218,734
For the three month period ended March 31, 2011
	Catalyst	Air Testing	Unallocated	Total

Sales	$ 1,990,222	$ 55,515	$ -	$ 2,045,737
Net loss	$ 1,673,809	$ 391,626	$ 1,069,197	$ 3,134,632

As of December 31, 2011
	Catalyst	Air Testing	Unallocated	Total

Total assets	$ 4,329,986	$ 1,551,848	$ 623,192	$ 6,505,026
Property, plant and equipment
under construction	$ -	$ 198,416	$ -	$ 198,416
Property, plant and equipment	$ 328,489	$ 943,500	$ -	$ 1,271,989
Accounts receivable	$ 1,028,720	$ 176,014	$ -	$ 1,204,734
Inventory	$ 2,393,507	$ 37,520	$ -	$ 2,431,027
NOTE 14 - LOSS PER SHARE
Potential common shares of 1,425,000 related to ESW's outstanding stock options and 1,545,000 shares related to ESW's outstanding warrants, were excluded from the computation of diluted loss per share for the three month period ended March 31, 2012 because the inclusion of these shares would be anti-dilutive.
Potential common shares of 3,400,000 related to ESW's outstanding stock options, 1,500,000 shares related to ESW's outstanding warrants, potential common shares of 33,333,333 from the exchange of unsecured subordinated promissory notes and 22,500,000 shares of common stock under the exchange feature liability were excluded from the computation of diluted loss per share for the three month period ended March 31, 2011 because the inclusion of these shares would be anti-dilutive.
F19

NOTE 15 - RISK MANAGEMENT
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
Accounts Receivable and Concentrations of Credit Risk: The Company performs on-going credit evaluations of its customers' financial condition and generally does not require collateral from its customers. Three of its customers accounted for 32.2%, 12.3% and 11.8%, of the Company's revenue during the three month period ended March 31, 2012 and 22.8%, 14.5% and 13.4%, respectively, of its accounts receivable as of March 31, 2012.
Four of its customers accounted for 29.0%, 23.0%, 17.0% and 16.0%, respectively, of the Company's revenue during the three month period ended March 31, 2011 and 28.0%, 21.0%, 19.0%, and 15%, respectively, of its accounts receivable as of March 31, 2011.
For the three month period ended March 31, 2012, the Company purchased approximately 21.2% and 19.8% of its inventory from two vendors. For the three month period ended March 31, 2011, the Company purchased approximately 25.4% of its inventory from one vendor. The accounts payable to these vendors aggregated approximately $229,712 and $674,443 as of March 31, 2012 and 2011, respectively.
NOTE 16 - COMPARATIVE FIGURES
Certain 2011 figures have been reclassified to conform to the current financial statement presentation.
NOTE 17 - SUBSEQUENT EVENTS
On April 25, 2012, the Company’s wholly-owned subsidiary ESWA entered into a Machinery and Equipment Loan Fund (“MELF Facility”) with the Commonwealth of Pennsylvania for up to $500,000 for the purchase of equipment and related purchases. Two (2) draw-downs are permitted under the MELF Facility by ESWA. The first draw down of $280,787 was made under the MELF Facility in connection with equipment purchased by ESWA on April 25, 2012 (the “Closing Date”).  ESWA may make one (1) additional draw down per the terms of the MELF Facility so that the aggregate amount borrowed under the MELF Facility may be up to $500,000. Terms of the MELF Facility include initial interest at three (3%) percent per annum with monthly payments and full repayment of the MELF Facility on or before the first day of the eighty fifth (85) calendar month following the Closing Date. In connection with the MELF Facility, the Company entered into a Guaranty and a Loan and Security Agreement on behalf of its wholly-owned subsidiary ESWA. In the event ESWA defaults on any payments, the MELF Facility may be accelerated with full payment due along with certain additional modifications including the increase in interest to twelve and one half (12 1/2%) percent.
Effective May 1, 2012 the lessor of the Company’s wholly-owned subsidiary ESWC terminated the lease agreement for the ESWC facility located at 335 Connie Crescent, Concord, Ontario, Canada (the “Facility”) previously occupied by the Company and ESWC. The Facility had been vacated prior to the lease termination. ESWC has established temporary offices in Ontario to manage its limited operations and the Company had moved its executive offices to 200 Progress Drive, Montgomeryville Township, Pennsylvania where the Company’s wholly-owned subsidiary ESWA maintains its offices. ESWC is in the process of negotiating a full release from the lease with lessor; however, there can be no assurances that ESWC and the lessor will agree to final release terms.
F20

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with ESW's consolidated condensed financial statements and Notes thereto included elsewhere in this Report.
This Form 10-Q contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of ESW's business. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. ESW undertakes no obligation to publicly release any modifications or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, ESW cautions investors that actual financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, ESW. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. This report should be read in conjunction with ESW's Annual Report on Forms 10-K, for the year ended December 31, 2011 as filed with the Securities and Exchange Commission.
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
ESW was incorporated in the State of Florida in 1987. Our principal executive offices were previously located at 335 Connie Crescent, Concord, Ontario, Canada L4K 5R2, we have relocated our principal offices to 200 Progress Drive, Montgomeryville, PA, 18936. Our telephone number is (905) 695-4142 and (215) 699 0730. Our web site is www.cleanerfuture.com. Information contained on our web site does not constitute a part of this 10-Q report.
In 2012, ESW continues to focus on optimizing the Company's operations around its "sweet spots" and capturing a greater market share in the catalytic converter and emissions testing markets whilst ensuring steps towards profitable growth. The key factors that are in ESW's favor are: (a) continued regulatory push for emissions reductions in the United States, (b) funding available from public agencies, (c) a market-leading Level III active catalytic converter technology and an established distribution network in North America, and (d) CARB and EPA certification and verification capable emissions and durability testing services.
ESW believes that it can improve and achieve profitability and grow its business by continuing to pursue the following strategy:
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
• Educate the end customers and regulatory agencies about the technology and ensure realistic delivery expectations.
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
The products that ESW is pursuing for verification / certification to cover the following primary technology levels established by CARB and EPA:
• Expansion of On Road Active Diesel Particulate Filter verification to include Exhaust Gas Recirculation engines for Level III +- PM reduction greater than 85%.
• ESW's XtrmCat product designed for locomotive, Tier 0, turbocharged EMD 645 and 710 engines was tested at an EPA recognized facility for certification during March and April 2011 along with the marine product. Certification applications for the rail product are pending and currently ESW is focusing on obtaining the verification of the Expansion of On Road Active Diesel Particulate Filter for Exhaust Gas Recirculation engines.
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
ESW made the following adjustments to its business in 2011 to improve its operational results in 2012:
1) ESW has reviewed and continues to review its costs for inefficiencies and has taken steps to reduce its operating expenses. Key cost reduction initiatives during 2011 included the restructuring of its management team, the termination of certain contracts and the re-negotiation of board and consulting obligations, amongst others. In addition, during the second semester of 2011, ESW reduced its overhead costs by re-locating its Canadian manufacturing operations to its facilities located in Pennsylvania, United States. For the Canadian facility at Concord, Ontario ESW is in negotiations with the landlord to be released from the lease obligations. The landlord of the Canadian property has terminated the lease for the facility as of May 1, 2012. ESW is also offsetting a portion of the relocation and training costs through state grants provided by the State of Pennsylvania.

ESW has applied and received from the State of Pennsylvania commitment of funding for up to $500,000 capital financing under its economic development programs. ESW closed on the first tranche of the financing on April 25, 2012 of $280,787 to procure additional Air Testing lab equipment.
ESW will continuously revisit opportunities to further streamline the business.
2) ESW is closely monitoring its bill of materials and costing and periodically revises pricing to its dealers to help recover product margins. ESW has also revised its overall commercial policies, including its general terms and conditions and lead time expectations on its products. Changes have also been implemented to ESW's costing and quoting processes, including frequent periodic review of its bill of materials and the proactive negotiation of raw material prices.
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
ESW’s Air Testing Services in Montgomeryville, PA continues to see a sizeable increase in business, in line with ESW’s effort to increase revenues from these operations.

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
COMPARISON OF THE THREE MONTH PERIOD ENDED MARCH 31, 2012 TO THE THREE MONTH PERIOD ENDED MARCH, 2011
RESULTS OF OPERATIONS
The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the MD&A included in ESW's Annual Report on Forms 10-K, for the year ended December 31, 2011.

Revenues for the three month period ended March 31, 2012, increased by $485,865, or 23.8 percent, to $2,531,602 from $2,045,737 for the three month period ended March 31, 2011. The increase in revenue is related to sales of ESW's ThermaCat (TM) product in the on-road school bus market and a sale of product to the U.S. military.
Cost of sales as a percentage of revenues for the three month period ended March 31, 2011 was 68.8 percent compared to 102.3 percent for the three month period ended March 31, 2011. The primary reason for negative gross margin for the three month period ended March 31, 2011 was the write-down and a reserve for write down of inventory in the amount of $229,221. In addition, the overhead costs in cost of sales reflected the costs for the Canadian manufacturing facility. The reduction in cost of sales in the current period is reflective of the changes that were implemented in the Company’s operations in 2011. Gross margin for the three month period ended March 31, 2012 was 31.2 percent compared to negative 2.3 percent for the three month period ended March 31, 2011. The improvement in the gross margin is related to the adjustments made to the operations in 2011 and sales into the military segment.
Marketing, office and general expenses for the three month period ended March 31, 2012, increased by $138,697, or 13.2 percent, to $1,190,450 from $1,051,753 for the three month period ended March 31, 2011. The increase is primarily due to the following (a) a provision for uncollectable accounts of $213,328 recorded for two distributors with whom the Company has a commercial dispute (b) an increase in sales and marketing wages and selling expenses by $74,780, because the prior year three month period had an offsetting recovery of $70,654 of uncollectable accounts, (c) an increase in facility expenses of $48,386 resulting from rent and costs related to the Canadian facility, and (d) an increase in administration salaries and wages of $64,176. The increases were offset by the following decreases: (e) a decrease in factory expense of $234,517 resulting from cost saving initiatives and higher factory overheads applied to cost of sales, (f) a decrease in investor relation costs of $23,861 and (g) a $4,354 decrease in general administration expenses.
The Company incurred $0 and $518,809 as restructuring charges for the three month period ended March 31, 2012 and 2011, respectively. The 2011 costs related to various severance payments, vacation payouts and agreements.
Research and development ("R&D") expenses for the three month period ended March 31, 2012 decreased by $55,078, or 30.0 percent, to $128,548 from $183,626 for the three month period ended March 30, 2011. The primary driver of R&D expenses for the three month period ended March 31, 2011 was related to ESW's pursuit of the verification expansion of its Level III product. In addition to the decrease, in the prior year three month period the Company received grant money amounting to $229,999. During the three month period ended March 31, 2012 there was no grant funding to offset R&D cost.
Officers’ compensation and directors’ fees for the three month period ended March 31, 2012 decreased by $54,537, or 25.8 percent, to $157,107 from $211,644 for the three month period ended March 31, 2011. Included in the March 31, 2012 officers’ compensation and directors’ fees is $20,709 of stock based compensation expenses for options issued in 2010 to a past officer and director. The decrease in fees is mainly due to changes in executive management and the board compensation structure of ESW.
Consulting and professional fees for the three month period ended March 31, 2012 increased by $28,882, or 106.6 percent, to $55,984 from $27,102 for the three month period ended March 31, 2011. The increase is a result of a change in accrual for the annual audit costs, as the Company has started accruing the annual fees on a monthly basis as opposed to an annual basis.
Foreign exchange loss for the three month period ended March 31, 2012, was $30,817 as compared to a loss of $60,126 for the three month period ended March 31, 2011. This is a result of the fluctuation in the exchange rate of the Canadian Dollar to the United States Dollar.
Depreciation and amortization expense for the three month period ended March 31, 2012 decreased by $44,168, or 36.7 percent to $76,182 from $120,350 for the three month period ended March 31, 2011. The depreciation costs for the three month period ended March 31, 2012 were substantially lower due to: (a) write-off of assets located in ESW’s Canadian operations as a result of the relocation of operations in 2011, (b) application of additional depreciation to cost of sales, (c) fully amortized patents and (d) full depreciation for a portion of the assets.

The Company has valued the impairment loss at $29,559 for the balance of the office equipment, furniture and fixtures of ESW Canada Inc., as of March 31, 2012. The landlord of the Canadian property has terminated the lease for the facility as of May 01, 2012. ESW is in negotiations with the landlord to be released from the lease obligations. Any costs recovered from the sale of these assets will be offset against impairment cost in future periods. Loss on impairment of property plant and equipment for the three month period March 31, 2011 was $0.
Loss from operations for the three month period ended March 31, 2012 decreased by $1,339,783, or 60.4 percent, to $879,971 from $2,219,754 for the three month period ended March 31, 2011. ESW’s loss from operations for the three month period ended March 31, 2012 included the following non-cash items: allowance for doubtful accounts of $213,328, depreciation expenses of $152,437, an impairment loss of $29,559 and stock based compensation expense of $20,709. In addition, cash costs of $133,804 related to the rent and other facility costs of the Canadian facility are included in loss from operations for the three month period ended March 31, 2012.
Effective February 3, 2012 ESW’s wholly-owned non-operational subsidiary BBL Technologies Inc., (“BBL”) filed for bankruptcy in the Province of Ontario, Canada. Due to the insolvency of BBL, the redeemable Class A special shares were cancelled and the Company recorded a $453,900 gain on the Consolidated Condensed Statement of Operations and Comprehensive Loss.
In the prior year three month period ended March 31, 2011, the Company incurred the following costs related to various financing and debt transactions that were not incurred in the three month period ended March 31, 2012:
•    $578,739 - Change in fair value of exchange feature liability
•    $34,521 - Interest on notes payable to related party
•    $1,050,000 - Interest accretion expense
•    $485,101 - Financing charge on embedded derivative liability
•    ($1,336,445) - Gain on convertible derivative
•    $106,512 - Bank fees related to credit facility covenant waivers
LIQUIDITY AND CAPITAL RESOURCES
ESW's principal sources of operating capital have been the proceeds from its various financing transactions. During the three month period ended March 31, 2012, the Company used $221,130 of cash to sustain operating activities compared with $227,576 for the three month period ended March 31, 2011. As of March 31, 2012 and 2011, the Company had cash and cash equivalents of $651,866 and $956,337, respectively.
Net cash used in operating activities for the three month period ended March 31, 2012 amounted to $221,130. This amount was attributable to the net loss of $426,071, plus non-cash expenses such as depreciation, impairment loss, stock based compensation, gain on deconsolidation of BBL and others of $38,244, and an increase in net operating assets and liabilities of $243,185. Net cash used in operating activities for the three month period ended March 31, 2011 amounted to $227,576. This amount was attributable to the net loss of $3,134,632, plus non-cash expenses such as depreciation, amortization, interest and accretion on long term debt, inducement premium on conversion of debentures and others of $1,182,293, and a decrease in net operating assets and liabilities of $1,724,763.
Net cash used in investing activities was $229,789 for the three month period ended March 31, 2012, as compared to $15,729 provided by investing activities for the three month period ended March 31, 2011.
Net cash used in financing activities totaled $864 towards repayment under capital lease obligation for the three month period ended March 31, 2012, as opposed to net cash provided by financing activities of $1,174,725 for the three month period ended March 31, 2011. In the prior year period of 2011, $3,000,000 was provided through the issuance of the notes payable to related parties, $1,823,319 was repaid under ESW's CIBC credit facility and $1,956 was repaid under capital lease obligation.

ESW operates in a capital intensive and highly regulated industry, where a long lead time to bring new products into market is considered normal. ESW continues to invest in research and development to improve its technologies and bring them to the point where its customers have a high confidence level to purchase our products.
During three month period ended March 31, 2012 and in 2011, ESW did not produce sufficient cash from operations to support its expenditures. Prior financings supported the Company's operations during the period. ESW's principal use of liquidity relates to the Company's working capital needs and to finance any further capital expenditures or tooling needed for production and/or its testing facilities.
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
ESW's ability to service its future indebtedness, other obligations and commitments in cash will depend on its future performance and ability to raise capital, which will be affected by prevailing economic conditions, financial, business, regulatory and other factors. Certain of these factors are beyond ESW's control. ESW may need additional financing to meet its financial projections and obligations. Significant assumptions underlie ESW's projections, including, among other things, that ESW will be successful in implementing its business strategy, that some of ESW's products that have received verification from the appropriate regulatory authorities will obtain customer and market acceptance, and that there will be no material adverse developments in ESW's business, liquidity or capital requirements. If ESW cannot generate sufficient cash flow from operations to service its future indebtedness and to meet other obligations and commitments, ESW might be required to refinance or to dispose of assets to obtain funds for such purpose. There is no assurance that refinancing or asset dispositions or raising funds from sales of equity or otherwise could be effected on a timely basis or on satisfactory terms. In such circumstance, ESW would have to issue shares of its common stock as repayment of these obligations, which would be of a dilutive nature to ESW's present shareholders.
DEBT STRUCTURE
For the three month period ended March 31, 2012, ESW does not have any short or long term debt.
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

Effective December 20, 2004, the Company's wholly-owned subsidiary, ESWC, entered into an offer to lease agreement for approximately 50,000 square feet of leasehold space in Concord, Ontario, Canada. The leasehold space houses the Company's executive offices and previously housed the manufacturing operations. The possession of the leasehold space took place on May 24, 2005 and the term of the lease was extended to September 30, 2010. ESWC renewed its lease agreement at the current property for an additional five year term. The renewed lease period commenced on October 1, 2010 and ends on September 30, 2015. The lessor of the Canadian property has terminated the lease for the facility as of May 1, 2012. ESW is in negotiations with the lessor to be released from the lease obligations.
The following is a summary of the minimum annual lease payments for both leases:
Year	Amount

2012	$ 344,991
2013	311,699
2014	289,143
2015	216,857

Total	$ 1,162,690
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
CAPITAL LEASE OBLIGATION
As of March 31, 2012 and December 31, 2011, the Company’s capital lease obligation amounted to $0 and $1,241, respectively.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-5 – “Comprehensive Income – Presentation of Comprehensive Income”.  This statement removed the presentation of comprehensive income in the statement of changes in stockholders’ equity.  The only two allowable presentations are below the components of net income in a statement of comprehensive income or in a separate statement of comprehensive income that begins with total net income.  The guidance is effective for interim or annual reporting periods beginning after December 15, 2011. The adoption of this ASU had no effect on the Company's unaudited consolidated condensed financial statements.
In May 2011, an update was made by the FASB to achieve common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards (“IFRS”).  It provides amendments to the definition of fair value and the market participant concept, grants an exception for the measurement of financial instruments held in a portfolio with certain offsetting risks, and modifies most disclosures.  The changes in disclosures include, for all Level 3 fair value measurements, quantitative information about significant unobservable inputs used and a description of the valuation processes in place.  The new guidance also requires disclosure of the highest and best use of a nonfinancial asset.  This standard will be effective prospectively during interim and for annual periods beginning after December 15, 2011.  Early application by public entities was not permitted.  The adoption of this FASB update had no effect on the Company's unaudited consolidated condensed financial statements.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES
ESW's significant accounting policies are summarized in Note 2 to the consolidated condensed financial statements included its quarterly reports and its 2011 Annual Report to Shareholders. In preparing the consolidated condensed financial statements, we make estimates and assumptions that affect the expected amounts of assets and liabilities and disclosure of contingent assets and liabilities. We apply our accounting policies on a consistent basis. As circumstances change, they are considered in our estimates and judgments, and future changes in circumstances could result in changes in amounts at which assets and liabilities are recorded.
FOREIGN CURRENCY TRANSACTIONS
The functional currency of the Company and its foreign subsidiaries is the U.S. dollar. Most of the Company’s revenue and materials purchased from suppliers are denominated in or linked to the U.S. dollar. Transactions denominated in currencies other than a functional currency are converted to the functional currency on the transaction date, and any resulting assets or liabilities are further translated at each reporting date and at settlement. Gains and losses recognized upon such translations are included within foreign exchange gain (loss) in the consolidated condensed statements of operations and comprehensive income.
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
During the year 2011, the Company changed the functional currency of its Canadian operations from the Canadian dollar to the U.S. dollar. For the three month period ended March 31, 2011 ESW recognized a translation loss $72,264 reported as other comprehensive (loss)/income in the consolidated condensed statements of operations and comprehensive loss.
Included in foreign exchange loss in the consolidated statements of operations and comprehensive loss for the period ended March 31, 2012, ESW has recognized a translation loss of $30,817 as compared to a loss of $60,126 in March 31, 2011 primarily as a result of exchange rate differences between the U.S. dollar and the Canadian dollar.
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
(c) CHANGES IN INTERNAL CONTROLS
Not applicable.

PART II OTHER INFORMATION
ITEM 1A. RISK FACTORS
In evaluating an investment in our common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1 of our Annual Report to the Securities and Exchange Commission for the year ended December 31, 2011, as well as the information contained in this report and our other reports and registration statements filed with the Securities and Exchange Commission.
ITEM 5. OTHER INFORMATION
On April 25, 2012, the Company’s wholly-owned subsidiary ESW America, Inc. (“ESWA”) entered into a Machinery and Equipment Loan Fund (“MELF Facility”) with the Commonwealth of Pennsylvania for up to $500,000 for the purchase of equipment and related purchases. Two (2) draw-downs are permitted under the MELF Facility by ESWA. The first draw down of $280,787 was made under the MELF Facility in connection with equipment purchased by ESWA was effective the April 25, 2012 closing date (the “Closing Date”).  ESWA may make one (1) additional draw down per the terms of the MELF Facility so that the aggregate amount borrowed under the MELF Facility may be up to $500,000. Terms of the MELF Facility include initial interest at three (3%) percent per annum with monthly payments and full repayment of the MELF Facility on or before the first day of the eighty fifth (85) calendar month following the Closing Date. In connection with the MELF Facility, the Company entered into a Guaranty and a Loan and Security Agreement on behalf of its wholly-owned subsidiary ESWA. In the event ESWA defaults on any payments, the MELF Facility may be accelerated with full payment due along certain additional modifications including the increase in interest to twelve and one half (12 1/2%) percent.
Effective May 1, 2012 the landlord for the Company’s wholly-owned subsidiary ESW Canada, Inc. (“ESWC”) terminated the lease agreement for the ESWC facility located at 335 Connie Crescent, Concord Ontario Canada (the “Facility”) previously occupied by the Company and ESWC. The Facility had been vacated prior to the lease termination. ESWC has established temporary offices in Ontario to manage its limited operations and the Company had moved its executive offices to 200 Progress Drive, Montgomeryville Township Pennsylvania where the Company’s wholly-owned subsidiary ESW America Inc. maintains its offices. ESW Canada is in the process of negotiating a full release from the lease with landlord however there can be no assurances that ESW Canada and the landlord will agree to final release terms.

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
DATED: May 15th, 2012
Montgomeryville, PA, USA
ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
BY: /S/ MARK YUNG
MARK YUNG
EXECUTIVE CHAIRMAN

/S/ PRAVEEN NAIR
PRAVEEN NAIR
CHIEF FINANCIAL OFFICER