Form 10-Q
period 2012-06-30
ENVIRONMENTAL SOLUTIONS WORLDWIDE INC
filed 2012-08-13
CIK 1082278

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

for the quarterly period ended – June 30, 2012.

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

There were 219,450,447 shares of the registrant's Common Stock outstanding as of August 13th, 2012

PART I. FINANCIAL INFORMATION

		PAGE #
Item 1.	Financial Statements.

	Consolidated Condensed Balance Sheets as of	F2
	June 30, 2012 (unaudited) and December 31, 2011

	Consolidated Condensed Statements of Operations and	F3
	Comprehensive Loss for the Six and Three Month Periods
	Ended June 30, 2012 and 2011 (unaudited)

	Consolidated Condensed Statement of Changes in Stockholders'	F4
	Equity for the Six Month Period Ended
	June 30, 2012 (unaudited)

	Consolidated Condensed Statements of Cash Flows	F5
	for the Six Month Periods Ended June 30, 2012 and 2011
	(unaudited)

	Notes to Consolidated Condensed Financial Statements	F6-F20
	(unaudited)

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	2

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	9

Item 4.	Controls and Procedures	9

PART II.	OTHER INFORMATION

Item 1A.	RISK FACTORS	11

Item 5.	OTHER INFORMATION	11

Item 6.	EXHIBITS.	12

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2012	2011
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$ 78,556	$ 1,103,649
Accounts receivable, net of allowance
for doubtful accounts of $217,732 (2011 - $1,398) (Note 2)	1,538,938	1,204,734
Inventory, net of reserve of $107,360 (2011 - $223,007) (Note 5)	2,202,659	2,431,027
Prepaid expenses and sundry assets	157,444	295,211

Total current assets	3,977,597	5,034,621

Property, plant and equipment under construction (Note 6)	356,995	198,416

Property, plant and equipment, net of accumulated
depreciation of $3,882,926 (2011 - $6,867,760) (Note 6)	1,082,530	1,271,989

	$ 5,417,122	$ 6,505,026

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$ 1,260,791	$ 1,384,972
Accrued liabilities	452,266	592,760
Redeemable Class A special shares (Note 7)	-	453,900
Current portion of loan payable (Note 16)	36,781	-
Current portion of capital lease obligation (Note 12)	-	1,241

Total current liabilities	1,749,838	2,432,873

Long-term liabilities
Loan payable (Note 16)	237,982	-

Total liabilities	1,987,820	2,432,873

Commitments and Contingencies (Note 12)

Stockholders' Equity (Notes 9 and 10)
Common stock, $0.001 par value, 250,000,000 (2011 - 250,000,000)
shares authorized; 219,450,447 (2011 - 219,450,447)
shares issued and outstanding	219,450	219,450
Additional paid-in capital	56,648,046	56,606,629
Accumulated deficit	(53,438,194)	(52,753,926)

Total stockholders' equity	3,429,302	4,072,153

	$ 5,417,122	$ 6,505,026

The accompanying notes are an integral part of these consolidated condensed financial statements.

F2

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
FOR THE SIX AND THREE MONTH PERIODS ENDED JUNE 30,
(UNAUDITED)
	SIX MONTHS PERIOD ENDED JUNE 30,		THREE MONTHS PERIOD ENDED JUNE 30,
	2012	2011	2012	2011

Revenue	$ 4,875,705	$ 5,100,585	$ 2,344,103	$ 3,054,847

Cost of sales	3,199,736	4,584,734	1,456,810	2,492,652

Gross profit	1,675,969	515,851	887,293	562,195

Operating expenses
Marketing, office and general expenses	1,865,510	2,007,565	675,060	1,003,506
Restructuring charges	-	523,274	-	4,465
Research and development costs	314,318	333,897	185,770	150,272
Officers' compensation and directors' fees	311,591	406,986	154,484	195,342
Consulting and professional fees	135,613	147,456	79,629	72,661
Foreign exchange loss	43,043	84,719	11,612	24,594
Depreciation and amortization	115,117	214,505	38,935	94,155
Loss on impairment of property, plant and equipment (Note 6)	28,945	311,304	-	311,304

	2,814,137	4,029,706	1,145,490	1,856,299

Loss from operations	(1,138,168)	(3,513,855)	(258,197)	(1,294,104)

Gain on deconsolidation of subsidiary (Note 7)	453,900	-	-	-
Change in fair value of exchange feature liability	-	(578,739)	-	-
Interest on notes payable to related party	-	(126,850)	-	(92,329)
Interest accretion expense	-	(3,506,074)	-	(2,456,074)
Financing charge on embedded derivative liability	-	(485,101)	-	-
Gain on convertible derivative	-	1,336,445	-	-
Bank fees related to credit facility covenant waivers	-	(154,205)	-	(47,693)
Gain on disposal of property and equipment	-	5,583	-	2,033
Net loss	(684,268)	(7,022,796)	(258,197)	(3,888,167)

Other comprehensive income:
Foreign currency translation of Canadian subsidiaries	-	125,957	-	53,693

Net loss and comprehensive loss	$ (684,268)	$ (6,896,839)	$ (258,197)	$ (3,834,474)

Net loss per share (basic and diluted) (Note14)	$ (0.00)	$ (0.05)	$ (0.00)	$ (0.03)

Weighted average number of shares outstanding (basic and diluted) (Note14)	219,450,447	129,463,767	219,450,447	129,463,767

The accompanying notes are an integral part of these consolidated condensed financial statements.

F3
ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2012
(UNAUDITED)

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-In Capital	Deficit	Equity

Balance, January 1, 2012	219,450,447	$ 219,450	$ 56,606,629	$ (52,753,926)	$ 4,072,153

Net loss	--	--	--	(684,268)	(684,268)

Stock-based compensation	--	--	41,417	--	41,417

Balance, June 30, 2012	219,450,447	$ 219,450	$ 56,648,046	$ (53,438,194)	$ 3,429,302

The accompanying notes are an integral part of these consolidated condensed financial statements.

F4

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED JUNE 30,

	2012	2011
	(Unaudited)	(Unaudited)

Net loss	$ (684,268)	$ (7,022,796)

Adjustments to reconcile net loss to net cash
used in operating activities:
Interest accretion expense	-	3,506,074
Change in fair value of exchange feature liability	-	578,739
Financing charge on embedded derivative liability	-	485,101
Loss on disposal of inventory	-	507,032
Reserve on inventory obsolesence	107,360	-
Depreciation of property, plant and equipment	294,804	420,182
Loss on impairment of property, plant and equipment	42,674	307,358
Interest on notes payable to related party	-	126,850
Stock-based compensation	41,417	56,381
Amortization of patents and trademarks	-	16,145
Provision for doubtful accounts	213,108	-
Gain on disposal of property and equipment	(13,729)	(5,583)
Gain on convertible derivative	-	(1,336,445)
Gain on deconsolidation of subsidiary	(453,900)	-

	231,734	4,661,834

Increase (decrease) in cash flows from operating
activities resulting from changes in:
Accounts receivable	(547,312)	1,226,620
Inventory	121,008	534,467
Prepaid expenses and sundry assets	137,767	(286,292)
Accounts payable and accrued liabilities	(264,675)	(37,034)
Customer deposits	-	(25,528)

	(553,212)	1,412,233

Net cash used in operating activities	(1,005,746)	(948,729)

Investing activities:
Proceeds from sale of property and equipment	13,729	5,419
Acquisition of property, plant and equipment	(148,019)	(33,963)
Addition to property, plant and equipment under construction	(158,579)	-

Net cash used in investing activities	(292,869)	(28,544)

Financing activities:
Proceeds from notes payable to related parties	-	4,000,000
Proceeds from loan payable	280,787	-
Repayment of loan payable	(6,024)	-
Rights offering cost	-	(373,615)
Repayment of bank loan	-	(1,891,079)
Repayment of capital lease obligation	(1,241)	(2,539)

Net cash provided by financing activities	273,522	1,732,767

Net change in cash and equivalents	(1,025,093)	755,494

Foreign exchange gain on foreign operations	-	(9,819)

Cash and cash equivalents, beginning of period	1,103,649	13,328

Cash and cash equivalents, end of period	$ 78,556	$ 759,003

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

The Company has sustained recurring operating losses. As of June 30, 2012, the Company had an accumulated deficit of $53,438,194 and cash and cash equivalents of $78,556. During the year 2011 there were significant changes made to ESW’s business. These changes in operations, the relocation of the Company’s operations, and the prevailing economic conditions all create uncertainty in the operating results and, accordingly, there is no assurance that the Company will be successful in generating sufficient cash flow from operations or achieving profitability in the near future. As a result, there is substantial doubt regarding the Company's ability to continue as a going concern. The Company may require additional financing to fund its continuing operations. Financing may not be available at acceptable terms or may not be available at all. The Company's ability to continue as a going concern is dependent on obtaining additional financing and achieving and maintaining a profitable level of operations.

Effective July 12, 2011, the Company raised a total of $4 million through the issuance of unsecured subordinated promissory notes (the “Notes”) to certain shareholders, including deemed affiliates of certain members of the Board of Directors of the Company. Proceeds from the Notes funded working capital related to its 2011 sales, capital investments and other general corporate purposes. Effective May 10, 2011, the Company entered into an Investment Agreement with certain of its current shareholders and subordinated lenders under unsecured promissory notes (the “Bridge Lenders") for an aggregate amount of $4 million. As per the Investment Agreement, the Bridge Lenders agreed to provide a backstop commitment (the "Backstop Commitment") to a rights offering targeted by the Company to raise up to $8 million (the “Qualified Offering"). Under the Backstop Commitment, the Bridge Lenders agreed to purchase any shares offered in the Qualified Offering that were not purchased by the Company's shareholders of record, after giving effect to any oversubscriptions.

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

Effective July 18, 2011, ESW’s wholly-owned subsidiary ESW Canada Inc., paid its senior lender the amount of $1.5 million (Canadian dollars) from the proceeds of the rights offering to liquidate the outstanding balance on the bank loan. The senior lender has discharged all liens, encumbrances and securities against the Company and its subsidiaries and cancelled the June 30, 2010 demand revolving credit facility agreement.

Effective May 1, 2012 the Company’s wholly owned subsidiary ESW America Inc. received a $280,787 low interest loan from The Machinery and Equipment Loan Fund (“MELF”), which is administered by the Pennsylvania Department of Community and Economic Development. Proceeds from the loan were used to purchase and upgrade equipment at the air testing facility.

These unaudited consolidated condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. All adjustments, consisting only of normal recurring items, considered necessary for fair presentation have been included in these unaudited consolidated condensed financial statements.

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

Effective February 3, 2012 BBL Technologies Inc. (“BBL”), a non-operating subsidiary, filed for bankruptcy in the Province of Ontario, Canada. At the time of filing, BBL had no assets but had issued and outstanding redeemable Class A special shares. The Company did not provide any guarantee in relation to these redeemable Class A special shares. As a result of BBL’s filing for bankruptcy, the Company lost its control over BBL and has deconsolidated BBL from the unaudited consolidated condensed financial statements on the filing date. The Company recorded a $453,900 gain in the unaudited consolidated condensed statement of operations and comprehensive loss for the six and three month periods ended June 30, 2012 upon deconsolidation of BBL.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is estimated and recorded based on management's assessment of the credit history with the customer and current relationships with them. On this basis management has determined that an allowance for doubtful accounts of $217,732 and $1,398 was appropriate as of June 30, 2012 and December 31, 2011, respectively.

INVENTORY

Inventory is stated at the lower of cost or market determined using the first-in, first-out method. Inventory is periodically reviewed for use and obsolescence, and adjusted as necessary. Inventory consists of raw materials, work-in-process and finished goods.

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

F7

IMPAIRMENT OF LONG-LIVED ASSETS

The Company follows the Accounting Standards Codification (“ASC”) Topic 360, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the assets' carrying amounts may not be recoverable. In performing the review for recoverability, if future undiscounted cash flows (excluding interest charges) from the use and ultimate disposition of the assets are less than their carrying values, an impairment loss represented by the difference between its fair value and carrying value, is recognized. Properties held for sale are recorded at the lower of the carrying amount or the expected sales price less costs to sell. Management reviewed certain  assets for impairment in the first quarter of 2012 (see Note 6 for details).

PATENTS AND TRADEMARKS

Patents and trademarks consist primarily of the costs incurred to acquire them from an independent third party. Intangible assets with a finite life are tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the fair value of the asset.

Patents and trademarks were being amortized on a straight-line basis over their estimated life of ten years. Amortization expense for the six month periods ended June 30, 2012 and 2011 was $0 and $16,145 respectively and amortization expense for the three month periods ended June 30, 2012 and 2011 was $0. At June 30, 2012 and December 31, 2011, patents and trademarks were fully written down and had $0 carrying value.

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities and loan payable approximate fair value because of their short-term nature or current market rate for the loan payable with a fixed rate. Per ASC Topic 820 framework these are considered Level 2 inputs where inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Interest rate risk is the risk that the value of a financial instrument might be adversely affected by a change in the interest rates. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposure through its normal operating and financing activities.

REVENUE RECOGNITION

The Company derives revenue primarily from the sale of its catalytic products. In accordance with Staff Accounting Bulletin No. 104, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the amount is fixed or determinable, risk of ownership has passed to the customer and collection is reasonably assured.

The Company also derives revenue (approximately 8.4% and 3.5% of total revenue during the six month periods ended June 30, 2012 and 2011, respectively) from providing air testing and environmental certification services. Revenues are recognized upon delivery of testing services when persuasive evidence of an arrangement exists and collection of the related receivable is reasonably assured.

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

SHIPPING AND HANDLING COSTS

The Company’s shipping and handling costs of $20,519 and $32,873 are included in cost of sales for the three month periods ended June 30, 2012 and 2011, respectively. Additionally, the Company has recorded recoveries of these costs amounting to $13,496 and $20,372, which are included in revenues for the three month periods ended June 30, 2012 and 2011, respectively.

The Company’s shipping and handling costs of $47,062 and $57,160 are included in cost of sales for the six month periods ended June 30, 2012 and 2011, respectively. Additionally, the Company has recorded recoveries of these costs amounting to $35,997 and $39,701, which are included in revenues for the six month periods ended June 30, 2012 and 2011, respectively.

RESEARCH AND DEVELOPMENT

The Company is engaged in research and development work. Research and development costs are charged as operating expense of the Company as incurred. Any grant money received for research and development work is used to offset these expenditures. For the three month periods ended June 30, 2012 and 2011, the Company expensed $185,770 and $150,272, net of grant revenues, respectively, towards research and development costs. For the six month periods ended June 30, 2012 and 2011, the Company expensed $314,318 and $333,897, net of grant revenues, respectively, towards research and development costs.

For the three month periods ended June 30, 2012 and 2011, gross research and development expense, excluding any offsetting grant revenues, amounted to $185,770 and $198,985, respectively, and grant money amounted to $0 and $48,713, respectively. For the six month periods ended June 30, 2012 and 2011, gross research and development expense, excluding any offsetting grant revenues, amounted to $314,318 and $612,609, respectively, and grant money amounted to $0 and $278,712, respectively.

FOREIGN CURRENCY TRANSLATION

The functional currency of the Company and its foreign subsidiaries is the U.S. dollar. Most of the Company’s revenue and materials purchased from suppliers are denominated in or linked to the U.S. dollar. Transactions denominated in currencies other than a functional currency are converted to the functional currency on the transaction date, and any resulting assets or liabilities are further translated at each reporting date and at settlement. Gains and losses recognized upon such translations are included within foreign exchange gain (loss) in the unaudited consolidated condensed statements of operations and comprehensive loss.

PRODUCT WARRANTIES

The Company provides for estimated warranty costs at the time of sale and accrues for specific items at the time their existence is known and the amounts are determinable. The Company estimates warranty costs using standard quantitative measures based on industry warranty claim experience and evaluation of specific customer warranty issues. The Company currently estimates warranty costs as 2% of revenue. As of June 30, 2012 and December 31, 2011, $199,862 and $121,335, respectively, was accrued as warranty provision and included in accrued liabilities. For the three month periods ended June 30, 2012 and 2011, the total warranty, service, service travel and installation costs included in cost of sales were $95,824 and $13,101, respectively. For the six month periods ended June 30, 2012 and 2011, the total warranty, service, service travel and installation costs included in cost of sales were $142,434 and $93,733, respectively.

F9

SEGMENT REPORTING

ESW operates in two reportable segments. ASC 280-10, "Disclosures about Segments of an Enterprise and Related Information", establishes standards for the way that public business enterprises report information about operating segments in the Company’s consolidated condensed financial statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. ESW’s operating segments include manufacturing operations and air testing services (see Note 13). ESW’s chief operating decision maker is the Company’s Executive Chairman.

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

As disclosed in Note 12, the Company entered into an agreement with its former landlord for the full release of any future obligations under the lease agreement.

COMPARATIVE FIGURES

Certain 2011 figures have been reclassified to conform to the current financial statement presentation.

NOTE 3 – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENT

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-5 – “Comprehensive Income – Presentation of Comprehensive Income”.  This statement removed the presentation of comprehensive income in the statement of changes in stockholders’ equity.  The only two allowable presentations are below the components of net income in a statement of comprehensive income or in a separate statement of comprehensive income that begins with total net income.  The guidance was effective for interim or annual reporting periods beginning after December 15, 2011. The adoption of this ASU had no effect on the Company's unaudited consolidated condensed financial statements.

NOTE 4 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and highly liquid investments purchased with an original or remaining maturity of 90 days or less at the date of purchase. At June 30, 2012 and December 31, 2011, all of the Company's cash and cash equivalents consisted of cash.

F10

NOTE 5 - INVENTORY

Inventory consists of:

	June 30,	December 31,
Inventory	2012	2011
Raw materials	$ 774,290	$ 846,113
Work-in-process	1,414,270	1,705,346
Finished goods	121,459	102,575
	2,310,019	2,654,034
Less: reserve for inventory obsolescence	(107,360)	(223,007)

Total	$ 2,202,659	$ 2,431,027

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	June 30,	December 31,
Classification	2012	2011

Plant, machinery and equipment	$ 3,724,990	$ 6,294,458
Office equipment	152,329	357,717
Furniture and fixtures	242,090	449,147
Vehicles	19,468	25,604
Leasehold improvements	826,579	1,012,823
	4,965,456	8,139,749
Less: accumulated depreciation	(3,882,926)	(6,867,760)

Total	$ 1,082,530	$ 1,271,989

Depreciation expense recognized in the unaudited consolidated condensed statements of operations and comprehensive loss was included in the following captions:

	For the three month periods ended
	June 30,	June 30,
Depreciation Expense	2012	2011

Cost of sales	$ 103,432	$ 87,353
Operating expenses	38,935	94,156
Research and development	-	29,028

Total	$ 142,367	$210,537

	For the six month periods ended
	June 30,	June 30,
Depreciation Expense	2012	2011

Cost of sales	$ 179,687	$ 163,544
Operating expenses	115,117	198,360
Research and development	-	58,191

Total	$ 294,804	$ 420,095

F11

At March 31, 2012, the Company recognized an impairment loss for furniture, fixtures and office equipment located at its Canadian facility. The estimated recovery from the sale of furniture, fixtures and office equipment is expected to be nominal and, accordingly, the Company has valued these assets as $0 and recorded an impairment loss equal to the full amount of their carrying value.

The details of impairment losses recognized are summarized in the following table:

For the three month period ended
Asset grouping	June 30, 2012	June 30, 2011
Plant and machinery	$ -	$ 180,993
Leasehold improvements	-	93,328
Furniture & fixtures (Abandonment)	-	-
Office equipment (Held for sale)	-	36,983
Computer hardware (Held for sale)	-	-
Computer software (Held for sale)	-	-
Total impairment loss recognized	-	311,304

Gain on disposal of plant and equipment	-	-
Total impairment loss recognized	$ -	$ 311,304

	For the six month period ended
Asset grouping	June 30, 2012	June 30, 2011
Plant and machinery	$ -	$ 180,993
Leasehold improvements	-	93,328
Furniture & fixtures (Abandonment)	1,800	-
Office equipment (Held for sale)	2,132	36,983
Computer hardware (Held for sale)	18,474	-
Computer software (Held for sale)	20,267	-
Total impairment loss recognized	42,674	311,304

Gain on disposal of plant and equipment	(13,729)	-
Total impairment loss recognized	$ 28,945	$ 311,304

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

F12

NOTE 8 - INCOME TAXES

As of June 30, 2012, there are tax loss carry forwards for Federal income tax purposes of approximately $40,715,966 available to offset future taxable income in the United States. The tax loss carry forwards expire in various years through 2031. The Company does not expect to incur a Federal income tax liability in the foreseeable future. Accordingly, a valuation allowance for the full amount of the related deferred tax asset of approximately $14,250,588 has been established until realizations of the tax benefit from the loss carry forwards meet the "more likely than not" criteria.

Originating	Loss
Year	Carryforward

1999	$ 407,607
2000	2,109,716
2001	2,368,368
2002	917,626
2003	637,458
2004	1,621,175
2005	2,276,330
2006	3,336,964
2007	3,378,355
2008	3,348,694
2009	2,927,096
2010	2,269,987
2011	2,212,173
2012	12,904,417

Total	$ 40,715,966

Additionally, as of June 30, 2012, the Company's two wholly-owned Canadian subsidiaries had non-capital tax loss carry forwards of approximately $2,844,864 available to be used, in future periods, to offset taxable income. The loss carry forwards expire in 2031. The deferred tax asset of approximately $753,889 has been fully offset by a valuation allowance until realization of the tax benefit from the non-capital tax loss carry forwards are more likely than not.

The reconciliation of the difference between the income tax provision using the statutory tax rates and the effective tax rate is as follows:

	For the six month periods ended
	June 30,	June 30,
	2012	2011

Statutory tax rates:
U.S.	35.00%	35.00%
Canada	26.50%	31.00%

Income (loss) before income taxes
U.S.	$ (12,946,375)	$ (4,544,792)
Foreign	12,262,107	(2,478,004)

	$ (684,268)	$ (7,022,796)

Expected tax recovery at statutory tax rates	$ (1,281,773)	$ (2,358,611)
Differences in income taxes resulting from:
Depreciation and impairment (foreign operations)	(239,717)	103,041
Change in fair value of exchange feature liability	-	202,559
Financing charge on embedded derivative liability	-	169,785
Stock-based compensation	14,497	19,733
Gain on convertible derivative	-	(467,756)
Long-term debt interest expense accretion	-	1,227,126
	(1,506,993)	(1,104,123)
Benefit of losses not recognized	1,506,993	1,104,123

Income tax provision per unaudited consolidated
condensed financial statements	$ -	$ -

F13

Components of deferred income tax assets are as follows:

	June 30,	December 31,
	2012	2011

Property, plant and equipment	$ -	$ 488,484
Tax loss carryforwards	15,004,477	13,255,025
	15,004,477	13,743,869
Valuation allowance	(15,004,477)	(13,473,869)

Carrying value	$ -	$ -

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

In many cases the Company's uncertain tax positions are related to tax years that remain subject to examination by tax authorities. The following describes the open tax years, by major tax jurisdiction, as of June 30, 2012:

United States - Federal	2008 – present
United States - State	2008 – present
Canada - Federal	2009 – present
Canada - Provincial	2009 – present

NOTE 9 - STOCKHOLDERS' EQUITY

No stock was issued during the six month period ended June 30, 2012.

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

Effective November 6, 2011, the Company issued 400,000 restricted shares of common stock to two Board members in connection with restricted stock grants under the 2010 stock incentive plan.

F14

Effective November 6, 2011, the Company issued 166,668 restricted shares of common stock to four Board members in lieu of outstanding board fees.

Effective December 31, 2011, the Company issued 250,000 restricted shares of common stock to five Board members in connection with restricted stock grants under the 2010 stock incentive plan.

NOTE 10 - STOCK OPTIONS AND WARRANT GRANTS

STOCK OPTIONS

On April 15, 2010, the Board of Directors (the “Board”) granted an aggregate award of 900,000 stock options to a former executive officer and former director and one director. The options vest over a period of three years with an exercise price of $0.65 (fair market value of the Company's common stock as of the date of grant) with expiry of five years from the date of award. Effective February 7, 2011, with the resignation of a director, the unvested portion of the stock options was cancelled as a result of the resignation. The balance of the stock option expense of the April 15, 2010 award is as follows:

Stock Option
Date	Expense
April 15, 2011	$ 62,127
April 15, 2012	$ 82,836
April 15, 2013	$ 20,709

A summary of option transactions, including those granted pursuant to the terms of certain employment and other agreements is as follows:

	Stock purchase options	Weighted average exercise price
Outstanding, January 1, 2011	3,600,000	$ 0.68
Granted	475,000	$ 0.12
Expired or cancelled	(500,000)	$ (0.73)
Outstanding, December 31, 2011	3,575,000	$ 0.60
Expired	(2,150,000)	$ (0.71)

Outstanding, June 30, 2012	1,425,000	$ 0.43

At June 30, 2012, the outstanding options have a weighted average remaining life of 25 months. All options issued prior to 2010 have vested, and the April 15, 2010 options vest over a period of three years, in three equal parts each year.

No stock options were granted for the six month period ended June 30, 2012. The weighted average fair value of options granted during 2011 was $0.02 and was estimated using the Black-Scholes option pricing model, using the following assumptions:

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

At June 30, 2012, the Company had outstanding options as follows:

Number of	Exercise
Options	Price	Expiration Date
100,000	$1.00	February 8, 2013
250,000	$0.27	August 6, 2013
600,000	$0.65	April 15, 2015
250,000	$0.12	December 31, 2012
225,000	$0.12	June 30, 2016
1,425,000

Effective November 6, 2011, the Board approved restricted stock grants to 7 Board members under the 2010 stock incentive plan. As per the terms of the grant, each of the 7 Board members will receive 150,000 shares vesting in equal parts on December 31, 2011, December 31, 2012 and December 31, 2013 subject to the execution of the requisite grant agreements. The Board also approved restricted stock grants to 2 Board members for serving as chair to various committees. As per the terms of the grant, each of the 2 Board members will receive 200,000 shares vesting immediately subject to the execution of the requisite grant agreements. Stock-based compensation expense will be recorded as of the vesting terms of the grants. Of the vested shares 650,000 restricted shares of common stock were issued as of December 31, 2011.

Effective January 12, 2012, the Board approved a management incentive plan which includes a 10% restricted common equity pool for management. Key participants of this plan will be executive officers and a member of the Company’s Board. Secondary participants will include other management with a trickle down to other core members of the team. The program entails a 5 year vesting program commencing January 2012, with an accelerated vesting schedule for certain participants of the plan. The equity grants are effective subject to the execution of the requisite grant agreements, no agreements have been executed to date.

During the six month periods ended June 30, 2012 and 2011, $41,417 and $56,381, respectively, has been recorded in the unaudited consolidated condensed statements of operations and comprehensive loss for stock-based compensation.

WARRANTS

Warrants issued in connection with various private placements of equity securities are treated as a capital transaction and no income statement recognition is required. A summary of warrant transactions is as follows:

	Warrants	Weighted average exercise price
Outstanding, January 1, 2010	-	$ -
Granted	1,545,000	$ 0.65
Expired or cancelled	-	$ -
Outstanding, December 31, 2010, and 2011,	1,545,000	$ 0.65
and June 30, 2012

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

No warrants were issued during the six month periods ended June 30, 2012 and 2011.

NOTE 11 - RELATED PARTY TRANSACTIONS

During the six month period ended June 30, 2012, in addition to fees and salaries; reimbursement of business expenses; transactions with related parties include:

•        $150,000 related to services provided by Orchard Capital Corporation under a services agreement effective January 30, 2011. On April 19, 2011, the Company's Board ratified a Services Agreement (the "Agreement") between the Company and Orchard Capital Corporation ("Orchard") which was approved by the Company's Compensation Committee. Under the Agreement, Orchard agreed to provide services that may be mutually agreed to by and between Orchard and the Company including those duties customarily performed by the Chairman of the Board and executive of the Company as well as providing advice and consultation on general corporate matters and other projects as may be assigned by the Company's Board as needed. Orchard is controlled by Richard Ressler. Certain affiliated entities of Orchard as well as Richard Ressler own shares of the Company.

•       Mr. Nitin Amersey who is a director of the Company is listed as a control person with the Securities and Exchange Commission of Bay City Transfer Agency Registrar Inc., the Company's transfer agent. For the six month period ended June 30, 2012, the Company paid Bay City Transfer Agency Registrar Inc. $2,351.

In addition to fees and salaries and reimbursement of business expenses, during the six month period ended June 30, 2011 transactions with related parties include:

•        $4,000,000 issuance of unsecured subordinated promissory notes.

•        The effect of an exchange feature included in the terms of the Share Subscription Agreement for $3,000,000 of Convertible Debentures issued on March 19, 2010 ("2010 Debentures") and fully converted including interest into 6,007,595 shares of common stock on March 25, 2010. At March 31, 2011 the exchange feature liability related to the convertible debentures was re-valued to $2,280,000 with the change in fair value of exchange feature liability of $578,738 expense recorded in the consolidated condensed statements of operations and comprehensive loss. In March 2010, Orchard invested $1 million in the $3 million convertible debentures offering; of the exchange feature liability $760,000 was attributed to the investment made by Orchard based on their relative contribution to the March 2010 subscription, this amount was transferred to equity as of June 30, 2011. Orchard received 6,333,333 additional shares of Common Stock in conjunction with certain rights under the Prior Subscription Agreements as the Company closed its Qualified Offering on June 30, 2011.

•        $125,000 related to services provided by Orchard under a services agreement effective January 30, 2011.

•        Mr. Nitin Amersey who is a director of the Company is listed as a control person with the Securities and Exchange Commission of Bay City Transfer Agency Registrar Inc., the Company's transfer agent. For the six month period ended June 30, 2011, the Company paid Bay City Transfer Agency Registrar Inc. $17,005.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

LEASES

Effective November 24, 2004, the Company's wholly-owned subsidiary, ESWA, entered into a lease agreement for approximately 40,220 square feet of leasehold space at 2 Bethlehem Pike Industrial Center, Montgomery Township, Pennsylvania. The leasehold space houses the Company's research and development facilities and also houses ESW’s manufacturing operations. The lease commenced on January 15, 2005 and was to expire January 31, 2010. Effective October 16, 2009, the Company's wholly-owned subsidiary ESWA entered into a lease renewal agreement with Nappen & Associates for the leasehold property in Pennsylvania. There were no modifications to the original economic terms of the lease under the lease renewal agreement. Under the terms of the lease renewal, the lease term will now expire February 28, 2013. Effective June 30, 2011, ESWA entered into a lease amendment agreement with Nappen & Associates for the leasehold property in Pennsylvania, whereby ESWA has the sole option to extend the expiry of the lease agreement by an additional 3 years if exercised, six months prior to February 28, 2013; there were no modifications to the original economic terms of the lease.

F17

Effective December 20, 2004, the Company's wholly-owned subsidiary, ESWC, entered into a lease agreement for approximately 50,000 square feet of leasehold space in Concord, Ontario, Canada. The leasehold space previously housed the Company's executive offices and the manufacturing operations. The renewed lease period commenced on October 1, 2010 and ended on September 30, 2015. Effective May 1, 2012, the landlord terminated the  lease agreement for the facility. The Facility had been vacated prior to the lease termination.   Thereafter effective May 22, 2012, ESWC and its former landlord entered into an agreement for the full release of any future obligations under the  lease agreement subject to payment of a mutually agreed consideration payable through September 2012.   The agreement provides for a full and complete release of ESWC by the landlord for the consideration and terms under the lease agreement. The following is a summary of the minimum annual lease payments:

Year Ending December 31,	Amount

2012 (excluding the six months ended June 30, 2012)	$ 90,495
2013	30,165

Total	$ 120,660

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

CAPITAL LEASE OBLIGATION

As of June 30, 2012 and December 31, 2011, the Company’s capital lease obligation amounted to $0 and $1,241, respectively.

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

The Company evaluates performance based on several factors, of which the primary financial measure is net income. The accounting policies of the business segments are the same as those described in “Note 2: Summary of Accounting Policies.” No intersegment sales were made for the six month periods ended June 30, 2012 and 2011. The following tables show the operations of the Company’s reportable segments:

F18

For the three month period ended June 30, 2012
	Catalyst	Air Testing	Unallocated	Total

Revenue	$ 2,083,458	$ 260,645	$ -	$ 2,344,103
Net income / (loss)	$ 422,006	$ 63,109	$ (743,312)	$ (258,197)

For the six month period ended June 30, 2012
	Catalyst	Air Testing	Unallocated	Total

Revenue	$ 4,464,541	$ 411,164	$ -	$ 4,875,705
Net income / (loss)	$ (342,884)	$ (450,135)	$ 108,751	$ (684,268)

As of June 30, 2012
	Catalyst	Air Testing	Unallocated	Total

Total assets	$ 3,437,240	$ 1,424,294	$ 150,175	$ 5,417,122
Property, plant and equipment
under construction	$ 5,138	$ 351,857	$ -	$ 356,995
Property, plant and equipment	$ 221,751	$ 860,779	$ -	$ 1,082,530
Accounts receivable	$ 1,404,038	$ 134,900	$ 405,413	$ 1,538,938
Inventories	$ 2,192,467	$ 10,192	$ -	$ 2,202,659

For the three month period ended June 30, 2011
	Catalyst	Air Testing	Unallocated	Total

Sales	$ 2,931,954	$ 122,893	$ -	$ 3,054,847
Net loss	$ (804,195)	$ (291,326)	$ (2,792,646)	$ (3,888,167)

For the six month period ended June 30, 2011
	Catalyst	Air Testing	Unallocated	Total

Sales	$ 4,922,176	$ 178,409	$ -	$ 5,100,585
Net loss	$ (2,478,004)	$ (682,952)	$ (3,861,840)	$ (7,022,796)

As of December 31, 2011
	Catalyst	Air Testing	Unallocated	Total

Total assets	$ 4,329,986	$ 1,551,848	$ 623,192	$ 6,505,026
Property, plant and equipment
under construction	$ -	$ 198,416	$ -	$ 198,416
Property, plant and equipment	$ 328,489	$ 943,500	$ -	$ 1,271,989
Accounts receivable	$ 1,028,720	$ 176,014	$ -	$ 1,204,734
Inventory	$ 2,393,507	$ 37,520	$ -	$ 2,431,027

NOTE 14 - LOSS PER SHARE

Potential common shares of 1,425,000 related to ESW's outstanding stock options and 1,545,000 shares related to ESW's outstanding warrants, were excluded from the computation of diluted loss per share for the six month period ended June 30, 2012 because the inclusion of these shares would be anti-dilutive.

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

Accounts Receivable and Concentrations of Credit Risk: The Company performs on-going credit evaluations of its customers' financial condition and generally does not require collateral from its customers. Three of its customers accounted for 19.5%, 11.4% and 10.6%, of the Company's revenue during the six month period ended June 30, 2012 and 26.9%, 21.0% and 13.1%, respectively, of its accounts receivable as of June 30, 2012.

Three of its customers accounted for 39%, 16%, and 12%, respectively, of the Company's revenue during the six month period ended June 30, 2011 and 28%, 18%, and 15%, respectively, of its accounts receivable as of June 30, 2011.

For the six month period ended June 30, 2012, the Company purchased approximately 20.1% and 15.1% of its inventory from two vendors. For the six month period ended June 30, 2011, the Company purchased approximately 32.3% and 12.4% of its inventory from two vendors. The accounts payable to these vendors aggregated approximately $334,575 and $733,430 as of June 30, 2012 and 2011, respectively.

NOTE 16 – LOAN PAYABLE

On April 25, 2012, the Company’s wholly-owned subsidiary ESWA entered into a Machinery and Equipment Loan Fund (“MELF Facility”) with the Commonwealth of Pennsylvania for up to $500,000 for the purchase of equipment and related purchases. Two (2) draw-downs are permitted under the MELF Facility by ESWA. The first draw down of $280,787 was made under the MELF Facility in connection with equipment purchased by ESWA on April 25, 2012 (the “Closing Date”).  ESWA may make one (1) additional draw-down per the terms of the MELF Facility so that the aggregate amount borrowed under the MELF Facility may be up to $500,000. Terms of the MELF Facility include initial interest at three (3%) percent per annum, monthly blended payments of $3,710 and full repayment of the MELF Facility on or before the first day of the eighty-fifth (85) calendar month following the Closing Date. As part of the loan agreement, within three years from the Closing Date ESWA is required to create, or retain, at its current location a certain number of jobs that is specified in the loan Application. A breach by ESWA in the creation or maintenance of these jobs shall be considered an event of default under the MELF Facility. In the event ESWA defaults on any payments, the MELF Facility may be accelerated with full payment due along with certain additional modifications including the increase in interest to twelve and one half (12 1/2%) percent. The loan is secured by certain property and equipment and corporate guarantee of the Company.

As of June 30, 2012 and December 31, 2011, the loan payable amounted to $274,763 and $0, respectively. For the six month period ended June 30, 2012, the Company paid interest amounting to $1,396 (June 30, 2011 - $0) on the loan and also repaid principal in the amount of $6,024 (June 30, 2011 - $0).

Loan maturities based on outstanding principal are as follows:

Year Ending December 31,	Amount

2012 (excluding the six months ended June 30, 2012)	$ 15,192
2013	37,244
2014	38,376
2015	39,544
2016	40,746
Thereafter	103,661
Total	$ 274,673

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

ESW was incorporated in the State of Florida in 1987. Our principal executive offices are located at 200 Progress Drive, Montgomeryville, PA, 18936. Our telephone number is (905) 695-4142 and (215) 699 0730. Our website is www.cleanerfuture.com. Information contained on our website does not constitute a part of this 10-Q report.

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

• Enhance customer service functions.

• Work with vendors to optimize ESW's material buys and lead times.

• Constantly review operations, processes and products under a Continuous Improvement / Performance Based culture.

ESW has made significant investments in research and development and obtaining regulatory approvals for its technologies.

Effective July 16, 2012, the California Air Resources Board (“CARB”) verified the ThermaCat-e Active Level III Plus Diesel Particulate Filter System targeted at EGR engines for retrofit on 1993 through 2009 On-Road engine model years, having engine displacement between 4 and 13 liters and a horse power (HP) rating between 150 to 400 HP. This new CARB Executive Order DE-12-005 extends the range of applications for the ThermaCat product line in step with the changing marketplace demands.

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

ESW's XtrmCat product designed for locomotive, Tier 0, turbocharged EMD 645 and 710 engines was tested at an EPA recognized facility for certification during March and April 2011 along with the marine product together with a partner company. We are exploring opportunities to obtain certifications for the aforementioned locomotive engines.

ESW believes that with the additional certifications/verification of the above range of products, ESW will cover a significant portion of the market and give ESW the competitive advantage to be the technology of first choice in retrofit and OEM applications.

The cost of developing a complete range of products to meet regulations is substantial. ESW believes that it possesses a competitive advantage in ensuring regulatory compliance by leveraging its testing and research facility in Montgomeryville, Pennsylvania to support its certification and verification efforts. Historically, ESW has also managed to offset some of these development costs through the application of research grants and tax refunds.

ESW made the following adjustments to its business in 2011 to improve its operational results in 2012, and continues to improve and adjust its strategy based on demand and business needs.

1) ESW has reviewed and continues to review its costs for inefficiencies and has taken steps to reduce its operating expenses. Key cost reduction initiatives during 2011 included the restructuring of its management team, the termination of certain contracts and the re-negotiation of board and consulting obligations, amongst others. In addition, during the second semester of 2011, ESW reduced its overhead costs by re-locating its Canadian manufacturing operations to its facilities located in Pennsylvania, United States and subsequently terminating its Lease Agreement in May 2012 under favorable settlement and release terms.

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

6) ESW is in the process of continuously engaging its existing dealers to help better understand ESW's business and product positioning and to strengthen ESW's partnership with its distribution base. ESW is also opportunistically adding new independent emissions focused dealers to enhance the Company’s North American sales coverage.  ESW has made substantial inroad in  improving its dealership  network through the termination of and addition of certain dealers in states such as California,NewYork,Connecticut, NewJersey,  Pennsylvania  and Florida.

        7) ESW is focusing on increasing revenue from testing services provided to third parties from its Air Testing Facility in Montgomeryville, Pennsylvania.

     ESW’s Air Testing Services in Montgomeryville, PA continues to see a sizeable increase in business, in line with ESW’s effort to increase revenues from these operations.

As a result from these actions, the Company is positioned to improve its operational results in 2012. The Company has reduced inefficiencies in personnel-related costs, manufacturing costs and other discretionary expenditures that are within the Company's control. The Company has lowered its overhead costs while maintaining its focus on the sales, marketing and customer service efforts. The changes in the business have lowered the overall operating costs in the Company and have improved the Company's overall results in 2012, without affecting the Company's positioning of its existing products and testing services as well as its efforts to develop and deliver to market the next generation of leading emissions products and services.

COMPARISON OF THE SIX MONTH PERIOD ENDED JUNE 30, 2012 TO THE SIX MONTH PERIOD ENDED JUNE 30, 2011

RESULTS OF OPERATIONS

The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the MD&A included in ESW's Annual Report on Forms 10-K, for the year ended December 31, 2011.

Revenues for the six month period ended June 30, 2012, decreased by 4.4 percent, to $4,875,705 from $5,100,585 for the comparable period in 2011. The decrease in revenue is related to reduced retrofit funding opportunities and lack of enforcement of regulations by regulatory agencies. The decrease in revenue was offset by increases in parts sales and sales of military product.

Cost of sales as a percentage of revenues for the six month period ended June 30, 2012 was 65.6 percent compared to 89.9 percent for the six month period ended June 30, 2011. The reduction in cost of sales in the current period of 2012 versus 2011 is reflective of the changes that were implemented in the Company’s operations since February 2011, such as the streamlining of the Canadian manufacturing operations, ESW’s focus on optimizing pricing and its materials costs, and the changing product mix with the growing contribution of the Air Testing Services.  In addition, the six month period ended June 30, 2011 was negatively impacted by a write-down of inventory in the amount of $507,032. Consequently, gross margin for the six month period ended June 30, 2012 was 34.4 percent compared to 10.1 percent for the six month period ended June 30, 2011.

Marketing, office and general expenses for the six month period ended June 30, 2012 decreased 7.1 percent to $1,865,510 from $2,007,565 for the same period in 2011. The decrease is primarily due to: (a) decrease in factory expense of $304,449 resulting from cost saving initiatives and higher factory overheads applied to cost of sales, (b) decrease in sales and marketing wages and selling expenses of $24,585, (c) a decrease in investor relation costs of $44,283 and (d) an offsetting grant of $75,000 related to a Job Creation Tax Credit from the Pennsylvania Department of Community and Economic Development. The decreases were offset by: (a) a provision for uncollectable accounts of $213,108 recorded for two distributors with whom the Company has a commercial dispute, (b) an increase in administration salaries and wages of $52,783, (c) an increase in facility expenses of $26,479 resulting from rent and costs related to the release of the Canadian facility, and (d) an increase in general administration expenses of $13,892 attributed to hiring expenses for new employees.

The Company incurred $0 and $523,274 as restructuring charges for the six month periods ended June 30, 2012 and June 30, 2011, respectively. The restructuring costs for the first six months of 2011 consisted primarily of severance, vacation payouts and other restructuring related agreements.

Research and development ("R&D") expenses for the six month period ended June 30, 2012 decreased by $19,579, or 5.9 percent, to $314,318 versus the six month period ended June 30, 2011. The primary driver of R&D expenses for the six month period ended June 30, 2012 and June 30, 2011 related to ESW's pursuit of the verification expansion of its Level III product. ESW benefitted during the first six month period of 2011 from grant money amounting to $278,712. During the six month period ended June 30, 2012 there was no grant funding to offset R&D cost.

Officers’ compensation and directors’ fees for the six month period ended June 30, 2012 decreased by $95,395, or 23.4 percent, to $311,591 from $406,986 for the six month period ended June 30, 2011. Included in the June 30, 2012 officers’ compensation and directors’ fees is $41,417 of stock-based compensation expenses for options issued in 2010 to a past officer and director. The decrease in fees is mainly due to changes in executive management and the board compensation structure of ESW.

Consulting and professional fees for the six month period ended June 30, 2012 decreased by $11,843, or 8.0 percent, to $135,613 from $147,456 for the six month period ended June 30, 2011. The costs are fairly consistent to prior year expenses except for ongoing monthly accruals for the estimated 2012 annual audit fees as opposed to year end accruals in 2011.

Foreign exchange loss for the six month period ended June 30, 2012, was $43,043 as compared to a loss of $84,719 for the six month period ended June 30, 2011. This is a result of the fluctuation in the exchange rate of the Canadian Dollar to the United States Dollar.

Depreciation and amortization expense for the six month period ended June 30, 2012 decreased by $99,388, or 46.3 percent to $115,117 from $214,505 for the six month period ended June 30, 2011. The depreciation costs for the six month period ended June 30, 2012 were substantially lower due to: (a) write-off of assets located in ESW’s Canadian operations as a result of the relocation of operations in 2011, (b) application of additional depreciation to cost of sales, (c) fully amortized patents, and (d) full depreciation for a portion of the assets.

The Company has valued the impairment loss at $28,945 for the balance of the office equipment, furniture and fixtures of ESW Canada Inc. as of June 30, 2012. The former landlord of the Canadian property terminated the lease for the facility as of May 1, 2012, and effective May 22, 2012, ESW Canada and its former landlord entered into an agreement for the full release of any future obligations under the prior lease agreement. For the six month period ended June 30, 2011, the Company had valued the impairment loss at $311,304 related to the transfer of manufacturing operations to Pennsylvania, USA.

Loss from operations for the six month period ended June 30, 2012 decreased by $2,375,687, or 67.6 percent, to $1,138,168 from $3,513,855 for the six month period ended June 30, 2011. ESW’s loss from operations for the six month period ended June 30, 2012 included the following non-cash items: allowance for inventory obsolescence of $107,360, allowance for doubtful accounts of $213,108, depreciation expenses of $294,804, an impairment loss of $28,945 and stock based compensation expense of $41,417. In addition, cash costs of $153,034 related to the rent and other facility costs of the Canadian facility are included in loss from operations for the six month period ended June 30, 2012. This amount includes the expenses for the full release of the Canadian facility and its lease obligations.

Effective February 3, 2012 ESW’s wholly-owned non-operational subsidiary BBL Technologies Inc., (“BBL”) filed for bankruptcy in the Province of Ontario, Canada. Due to the insolvency of BBL, the redeemable Class A special shares were cancelled and the Company recorded a $453,900 gain on the Consolidated Condensed Statement of Operations and Comprehensive Loss.

In the six month period ended June 30, 2011, the Company incurred the following costs related to various financing and debt transactions:

•    $578,739               -              Change in fair value of exchange feature liability

•    $126,850               -              Interest on notes payable to related party

•    $3,506,074            -              Interest accretion expense

•    $485,101               -              Financing charge on embedded derivative liability

•    ($1,336,445)         -              Gain on convertible derivative

•    $154,205               -              Bank fees related to credit facility covenant waivers

•    $5,583                    -              Gain on disposal of property and equipment

No costs related to financing and debt transactions were incurred in the six month period ended June 30, 2012.

COMPARISON OF THE THREE MONTH PERIOD ENDED JUNE 30, 2012 TO THE THREE MONTH PERIOD ENDED JUNE 30, 2011

RESULTS OF OPERATIONS

The following MD&A of financial condition and results of operations should be read in conjunction with the MD&A included in ESW's Annual Report on Forms 10-K, for the year ended December 31, 2011.

Revenues for the three month period ended June 30, 2012, decreased by 23.3 percent to $2,344,103 from $3,054,847 for the three month period ended June 30, 2011. The decrease in revenue is related to reduced retrofit funding opportunities and lack of enforcement of regulations by regulatory agencies. The decrease in revenue was offset by increases in part sales and sales of a military product.

Cost of sales as a percentage of revenues for the three month period ended June 30, 2011 was 62.1 percent compared to 81.6 percent for the three month period ended June 30, 2011. The reduction in cost of sales in the current period of 2012 versus 2011 is reflective of the changes that were implemented in the Company’s operations since February 2011, such as the streamlining of the Canadian manufacturing operations, ESW’s focus on optimizing pricing and its materials costs, and the changing product mix with the growing contribution of the Air Testing Services.  In addition, the three month period ended June 30, 2011 was negatively impacted by a write-down of inventory in the amount of $271,212. Consequently, the gross margin for the three month period ended June 30, 2012 was 37.9 percent compared to 18.4 percent for the three month period ended June 30, 2011.

Marketing, office and general expenses for the three month period ended June 30, 2012 decreased by 32.7 percent to $675,060 from $1,003,506 for the three month period ended June 30, 2011. The decrease is primarily due to: (a) decrease in factory expense of $69,931 resulting from cost saving initiatives and higher factory overheads applied to cost of sales, (b) decrease in in sales and marketing wages and selling expenses by of $100,345, (c) $29,448 decrease in general administration expenses, (d) decrease in facility expenses of $21,907 resulting from release of the Canadian facility in May 2012, (e) decrease in administration salaries and wages of $11,393, (f) decrease in investor relation costs of $20,422 and (g) an offsetting grant of $75,000 related to a Job Creation Tax Credit from the Pennsylvania Department of Community and Economic Development.

The Company incurred $0 and $4,465 as restructuring charges for the three month periods ended June 30, 2012 and 2011, respectively. The restructuring costs for the first six months of 2011 consisted primarily of severance, vacation payouts and other restructuring related agreements.

R&D expenses for the three month period ended June 30, 2012 increased by $35,498, or 23.6 percent, to $185,770 from $150,272 for the three month period ended June 30, 2011. The primary driver of R&D expenses for the three month period ended June 30, 2012 versus the comparable period in 2011 was related to ESW's pursuit of the verification expansion of its Level III product. In addition to the decrease, in the prior year three month period the Company received grant money amounting to $48,713. During the three month period ended June 30, 2012 there was no grant funding to offset R&D cost.

Officers’ compensation and directors’ fees for the three month period ended June 30, 2012 decreased by 20.9 percent to $154,484 from $195,342 for the three month period ended June 30, 2011. Included in the June 30, 2012 officers’ compensation and directors’ fees is $20,709 of stock based compensation expenses for options issued in 2010 to a past officer and director. The decrease in fees is mainly due to changes in executive management and the board compensation structure of ESW.

Consulting and professional fees for the three month period ended June 30, 2012 increased by 9.6 percent to $79,629 from $72,661 for the three month period ended June 30, 2011. The increase is a result of a change in accrual for the annual audit costs, as the Company has started accruing the annual fees on an ongoing monthly basis for the estimated 2012 annual audit fees as opposed to an annual accrual in 2011.

Foreign exchange loss for the three month period ended June 30, 2012 was $11,612 as compared to a loss of $24,594 for the three month period ended June 30, 2011. This is a result of the fluctuation in the exchange rate of the Canadian Dollar to the United States Dollar.

Depreciation and amortization expense for the three month period ended June 30, 2012 decreased by 58.7 percent to $38,935 from $94,155 for the three month period ended June 30, 2011. The depreciation costs for the three month period ended June 30, 2012 were substantially lower due to: (a) write-off of assets located in ESW’s Canadian operations as a result of the relocation of operations in 2011, (b) application of additional depreciation to cost of sales, (c) fully amortized patents, and (d) full depreciation for a portion of the assets.

The Company did not recognize any impairment loss for the three months ended June 30, 2012. The former landlord of the Canadian property terminated the lease for the facility as of May 1, 2012, and effective May 22, 2012, ESW Canada and its former landlord entered into an agreement for the full release of any future obligations under the prior lease agreement. Loss on impairment of property plant and equipment for the three month period June 30, 2011 was $311,304 related to the transfer of manufacturing operations to Pennsylvania, USA.

Loss from operations for the three month period ended June 30, 2012 decreased by $1,035,907, or 80.0 percent, to $258,197 from $1,294,104 for the three month period ended June 30, 2011. ESW’s loss from operations for the three month period ended June 30, 2012 included the following non-cash items: allowance for inventory obsolescence of $107,360, depreciation expenses of $142,367, stock based compensation expense of $20,709, foreign exchange loss of $11,612 and a bad debt recovery of $979. In addition, cash costs of $19,230 related to the release of the Canadian facility including full release of lease obligations are included in the loss from operations for the three month period ended June 30, 2012.

In the three month period ended June 30, 2011, the Company incurred the following costs related to various financing and debt transactions:

•    $92,329                  -              Interest on notes payable to related party

•    $2,456,074            -              Interest accretion expense

•    $47,693                  -              Bank fees related to credit facility covenant waivers

•    $2,033                    -              Gain on disposal of property and equipment

No costs related to financing and debt transactions were incurred in the three month period ended June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

ESW's principal sources of operating capital have been the proceeds from its various financing transactions. During the six month period ended June 30, 2012, the Company used $1,005,746 of cash to sustain operating activities compared with $948,729 for the six month period ended June 30, 2011. As of June 30, 2012 and 2011, the Company had cash and cash equivalents of $78,556 and $759,003, respectively.

Net cash used in operating activities for the six  month period ended June 30, 2012 amounted to $1,005,746. This amount was attributable to the net loss of $684,268, plus non-cash expenses such as depreciation, impairment loss, stock based compensation, gain on deconsolidation of BBL and others of $231,734, and a decrease in net operating assets and liabilities of $553,212. Net cash used in operating activities for the six month period ended June 30, 2011 amounted to $948,729. This amount was attributable to the net loss of $7,022,796, plus non-cash expenses such as depreciation, amortization, interest and accretion on long term debt, inducement premium on conversion of debentures and others of $4,661,834, and an increase in net operating assets and liabilities of $1,412,233.

Net cash used in investing activities was $292,869 for the six month period ended June 30, 2012, as compared to $28,544 used in investing activities for the six month period ended June 30, 2011.

Net cash provided by financing activities totaled $273,522 through a loan payable in the amount of $280,787 with repayment of $6,024 in principal and repayment under capital lease obligation amounting to $1,241 for the six month period ended June 30, 2012, as opposed to net cash provided by financing activities of $1,732,767 for the six month period ended June 30, 2011. In the prior year period of 2011, $4,000,000 was provided through the issuance of the notes payable to related parties, $373,615 was used towards costs of the Rights Offering which closed on June 30, 2011, $1,891,079 was repaid under ESW's CIBC credit facility and $2,539 was repaid under capital lease obligation.

ESW operates in a capital intensive and highly regulated industry, where a long lead time to bring new products into market is considered normal. ESW continues to invest in research and development to improve its technologies and bring them to the point where its customers have a high confidence level to purchase our products.

During six month periods ended June 30, 2012 and in 2011, ESW did not produce sufficient cash from operations to support its expenditures. Prior financings supported the Company's operations during the period. ESW's principal use of liquidity relates to the Company's working capital needs and to finance any further capital expenditures or tooling needed for production and/or its testing facilities.

ESW anticipates certain capital expenditures in 2012 related to the general operation of its business as well as to upgrade the Air Testing Services facilities in Montgomeryville, Pennsylvania.

Overall, capital adequacy is monitored on an ongoing basis by our management and reviewed quarterly by the Board of Directors.

Competition is expected to intensify as the market for ESW's products expands. ESW's ability to continue to gain significant market share will depend upon its ability to continue to develop strong relationships with regulators, distributors, customers and develop new products. Increased competition in the market place could result in lower average pricing which could adversely affect ESW's margins and pricing for its products.

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

DEBT STRUCTURE

On April 25, 2012, the Company’s wholly-owned subsidiary ESWA entered into a Machinery and Equipment Loan Fund (“MELF Facility”) with the Commonwealth of Pennsylvania for up to $500,000 for the purchase of equipment and related purchases. Two (2) draw-downs are permitted under the MELF Facility by ESWA. The first draw-down of $280,787 was made under the MELF Facility in connection with equipment purchased by ESWA on April 25, 2012 (the “Closing Date”).  ESWA may make one (1) additional draw-down per the terms of the MELF Facility so that the aggregate amount borrowed under the MELF Facility may be up to $500,000. Terms of the MELF Facility include initial interest at three (3%) percent per annum with monthly payments and full repayment of the MELF Facility on or before the first day of the eighty fifth (85) calendar month following the Closing Date. As part of the loan agreement, within three years from the Closing Date ESWA is required to create, or retain, at its current location a certain number of jobs that is specified in the loan Application. A breach by ESWA in the creation or maintenance of these jobs shall be considered an event of default under the MELF Facility. In the event ESWA defaults on any payments, the MELF Facility may be accelerated with full payment due along with certain additional modifications including the increase in interest to twelve and one half (12 1/2%) percent. In connection with the MELF Facility, the Company entered into a Guaranty and a Loan and Security Agreement on behalf of its wholly-owned subsidiary ESWA.

As of June 30, 2012 and December 31, 2011, the loan payable amounted to $274,763 and $0, respectively. For the six month period ended June 30, 2012, the Company paid interest amounting to $1,396 (June 30, 2011 - $0) on the loan and also repaid principle in the amount of $6,024 (June 30, 2011 - $0).

CONTRACTUAL OBLIGATIONS

LEASES

Effective November 24, 2004, the Company's wholly-owned subsidiary, ESWA, entered into a lease agreement for approximately 40,220 square feet of leasehold space at 2 Bethlehem Pike Industrial Center, Montgomery Township, Pennsylvania. The leasehold space houses the Company's research and development facilities and also houses ESW’s manufacturing operations. The lease commenced on January 15, 2005 and was to expire January 31, 2010. Effective October 16, 2009, the Company's wholly-owned subsidiary ESWA entered into a lease renewal agreement with Nappen & Associates for the leasehold property in Pennsylvania. There were no modifications to the original economic terms of the lease under the lease renewal agreement. Under the terms of the lease renewal, the lease term will now expire February 28, 2013. Effective June 30, 2011, ESWA entered into a lease amendment agreement with Nappen & Associates for the leasehold property in Pennsylvania, whereby ESWA has the sole option to extend the expiry of the lease agreement by an additional 3 years if exercised, six months prior to February 28, 2013; there were no modifications to the original economic terms of the lease.

Effective December 20, 2004, the Company's wholly-owned subsidiary, ESWC, entered into a lease agreement for approximately 50,000 square feet of leasehold space in Concord, Ontario, Canada. The leasehold space previously housed the Company's executive offices and the manufacturing operations. The renewed lease period commenced on October 1, 2010 and ended on September 30, 2015. Effective May 1, 2012, the landlord terminated the lease agreement  for the facility. The Facility had been vacated prior to the lease termination.   Thereafter effective May 22, 2012, ESWC and its former landlord entered into an agreement for the full release of any future obligations under the lease agreement subject to payment  of  a  mutually agreed consideration payable through September 2012. The agreement provides for a full and complete release of ESWC by the landlord for the consideration and terms under the lease agreement. The following is a summary of the minimum annual lease payments:

Year Ending December 31,	Amount

2012 (excluding the six months ended June 30, 2012)	$ 90,495
2013	30,165

Total	$ 120,660

LEGAL MATTERS

From time to time, the Company may be involved in a variety of claims, suits, investigations and proceedings arising from the ordinary course of our business, breach of contract claims, labor and employment claims, tax and other matters. Although claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, ESW believes that the resolution of current pending matters will not have a material adverse effect on its business, consolidated financial position, results of operations or cash flow. Regardless of the outcome, litigation can have an adverse impact on ESW because of legal costs, diversion of management resources and other factors

CAPITAL LEASE OBLIGATION

As of June 30, 2012 and December 31, 2011, the Company’s capital lease obligation amounted to $0 and $1,241, respectively.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-5 – “Comprehensive Income – Presentation of Comprehensive Income”.  This statement removed the presentation of comprehensive income in the statement of changes in stockholders’ equity.  The only two allowable presentations are below the components of net income in a statement of comprehensive income or in a separate statement of comprehensive income that begins with total net income.  The guidance was effective for interim or annual reporting periods beginning after December 15, 2011. The adoption of this ASU had no effect on the Company's unaudited consolidated condensed financial statements.

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

FOREIGN CURRENCY TRANSACTIONS

The functional currency of the Company and its foreign subsidiaries is the U.S. dollar. Most of the Company’s revenue and materials purchased from suppliers are denominated in or linked to the U.S. dollar. Transactions denominated in currencies other than a functional currency are converted to the functional currency on the transaction date, and any resulting assets or liabilities are further translated at each reporting date and at settlement. Gains and losses recognized upon such translations are included within foreign exchange gain (loss) in the consolidated condensed statements of operations and comprehensive loss.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ESW is exposed to financial market risks, including changes in currency exchange rates. The Company also has foreign currency exposures at its foreign operations related to buying and selling currencies other than the local currencies. The risk under these interest rate and foreign currency exchange agreement is not considered to be significant.

ESW's exposure to foreign currency translation gains and losses also arises from the translation of the assets and liabilities of its subsidiaries to U.S. dollars during consolidation. These risks have been significantly mitigated by the move of ESW’s manufacturing operations to Pennsylvania, USA.

During the year 2011, the Company changed the functional currency of its Canadian operations from the Canadian dollar to the U.S. dollar. For the six month period ended June 30, 2011, ESW recognized a translation gain $125,957 reported as other comprehensive income in the consolidated condensed statements of operations and comprehensive loss.

Included in foreign exchange loss in the consolidated condensed statements of operations and comprehensive loss for the six month period ended June 30, 2012, ESW has recognized a translation loss of $43,043 as compared to a loss of $84,719 in June 30, 2011 primarily as a result of exchange rate differences between the U.S. dollar and the Canadian dollar.

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

ITEM 5. OTHER INFORMATION

Effective July 16th, 2012, CARB verified the ThermaCat-e Active Level III Plus Diesel Particulate Filter System targeted at EGR engines for retrofit on 1993 through 2009 On-Road engine model years, having engine displacement between 4 and 13 liters and a horse power (HP) rating between 150 to 400 HP. This new CARB Executive Order DE-12-005 extends the range of applications for the ThermaCat product line in step with the changing marketplace demands.

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

DATED: August 13th, 2012
Montgomeryville, PA, USA

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.

BY: /S/ MARK YUNG
MARK YUNG
EXECUTIVE CHAIRMAN

/S/ PRAVEEN NAIR
PRAVEEN NAIR
CHIEF FINANCIAL OFFICER

EXHIBIT 31.1

CERTIFICATION PURSUANT TO SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

I, Mark Yung, certify that:

1. I have reviewed this quarterly report on Form 10Q of Environmental Solutions Worldwide, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying Officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f) for the Registrant and we have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Designed such internal control over financial reporting or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance the generally accepted accounting principles;

c) Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's second fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's Board of Directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

DATE: AUGUST 13th, 2012

BY: /S/ MARK YUNG
MARK YUNG
EXECUTIVE CHAIRMAN

EXHIBIT 31.2

CERTIFICATION PURSUANT TO SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

I, Praveen Nair, certify that:

1. I have reviewed this quarterly report on Form 10Q of Environmental Solutions Worldwide, Inc;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying Officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f) for the Registrant and we have:

a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Designed such internal control over financial reporting or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance the generally accepted accounting principles;

c) Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's second fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's Board of Directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

DATE: AUGUST 13th, 2012

/S/ PRAVEEN NAIR
PRAVEEN NAIR
CHIEF FINANCIAL OFFICER

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U. S. C. SECTION 1350 AS
ADOPTED PURSUANT TO SECTION 906 OF

THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10- Q of Environmental Solutions Worldwide, Inc. (the "Company") for the quarterly period June 30, 2012 (the "Report"), Mark Yung, Executive Chairman of the Company, hereby certify, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) To my knowledge, the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

DATE: AUGUST 13th, 2012

BY: /S/ MARK YUNG
MARK YUNG
EXECUTIVE CHAIRMAN

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Environmental Solutions Worldwide, Inc. and will be retained by Environmental Solutions Worldwide, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U. S. C. SECTION 1350 AS
ADOPTED PURSUANT TO SECTION 906 OF

THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10- Q of Environmental Solutions Worldwide, Inc. (the "Company") for the quarterly period June 30, 2012 (the "Report"), Praveen Nair, Chief Financial Officer of the Company, hereby certify, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1). To my knowledge, the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

DATE: AUGUST 13th, 2012

/S/ PRAVEEN NAIR
PRAVEEN NAIR
CHIEF FINANCIAL OFFICER

A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement required by Section 906, has been provided to Environmental Solutions Worldwide, Inc. and will be retained by Environmental Solutions Worldwide, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.