Form 10-Q/A
period 2012-06-30
ENVIRONMENTAL SOLUTIONS WORLDWIDE INC
filed 2012-08-28
CIK 1082278

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

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-Q Quarterly Report (the "Amendment") amends the Form 10-Q Quarterly Report of Environmental Solutions Worldwide, Inc. for the quarter ended June 30, 2012, originally filed with the U.S. Securities and Exchange Commission on August 13, 2012 (the "Original Form 10-Q"). The purpose of this Amendment is to furnish the interactive data files that comprise Exhibit 101 not previously filed with Form 10-Q Quarterly Report. The Amendment revises the exhibit index included in Part II, Item 6 of the Original Form 10-Q and includes files relevant to Exhibit 101 and includes non-material calculation adjustments to Note 8 - Income Taxes and Note 16 - Loan Payable.

Except as described above, the Amendment does not modify or update the disclosures presented in, or exhibits to, the Original Form 10-Q. The Amendment continues to speak as of the date of the Original Form 10-Q. Furthermore, the Amendment does not reflect events occurring after the dates of the Original Form 10-Q.

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

F4

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED JUNE 30,

	2012	2011
	(Unaudited)	(Unaudited)

Net loss	$ (684,268)	$ (7,022,796)

Adjustments to reconcile net loss to net cash
used in operating activities:
Interest accretion expense	-	3,506,074
Change in fair value of exchange feature liability	-	578,739
Financing charge on embedded derivative liability	-	485,101
Loss on disposal of inventory	-	507,032
Reserve on inventory obsolescence	107,360	-
Depreciation of property, plant and equipment	294,804	420,182
Loss on impairment of property, plant and equipment	42,674	307,358
Interest on notes payable to related party	-	126,850
Stock-based compensation	41,417	56,381
Amortization of patents and trademarks	-	16,145
Provision for doubtful accounts	213,108	-
Gain on disposal of property and equipment	(13,729)	(5,583)
Gain on convertible derivative	-	(1,336,445)
Gain on deconsolidation of subsidiary	(453,900)	-

	231,734	4,661,834
Increase (decrease) in cash flows from operating
activities resulting from changes in:
Accounts receivable	(547,312)	1,226,620
Inventory	121,008	534,467
Prepaid expenses and sundry assets	137,767	(286,292)
Accounts payable and accrued liabilities	(264,675)	(37,034)
Customer deposits	-	(25,528)

	(553,212)	1,412,233

Net cash used in operating activities	(1,005,746)	(948,729)

Investing activities:
Proceeds from sale of property and equipment	13,729	5,419
Acquisition of property, plant and equipment	(148,019)	(33,963)
Addition to property, plant and equipment under construction	(158,579)	-

Net cash used in investing activities	(292,869)	(28,544)

Financing activities:
Proceeds from notes payable to related parties	-	4,000,000
Proceeds from loan payable	280,787	-
Repayment of loan payable	(6,024)	-
Rights offering cost	-	(373,615)
Repayment of bank loan	-	(1,891,079)
Repayment of capital lease obligation	(1,241)	(2,539)

Net cash provided by financing activities	273,522	1,732,767

Net change in cash and equivalents	(1,025,093)	755,494
Foreign exchange gain on foreign operations	-	(9,819)
Cash and cash equivalents, beginning of period	1,103,649	13,328

Cash and cash equivalents, end of period	$ 78,556	$ 759,003

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

Depreciation expense recognized in the unaudited consolidated condensed statements of operations and comprehensive loss was included in the following captions:

	For the three month periods ended
	June 30,	June 30,
Depreciation Expense	2012	2011

Cost of sales	$ 103,432	$ 87,353
Operating expenses	38,935	94,156
Research and development	-	29,028

Total	$ 142,367	$ 210,537

	For the six month periods ended
	June 30,	June 30,
Depreciation Expense	2012	2011

Cost of sales	$ 179,687	$ 163,544
Operating expenses	115,117	198,360
Research and development	-	58,191

Total	$ 294,804	$ 420,095

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

The reconciliation of the difference between the income tax provision using the statutory tax rates and the effective tax rate is as follows:

	For the six month periods ended
	June 30,	June 30,
	2012	2011
Statutory tax rates:
U.S.	35.00%	35.00%
Canada	26.50%	31.00%
Income (loss) before income taxes
U.S.	$ (12,946,375)	$ (4,544,792)
Foreign	12,262,107	(2,478,004)

	$ (684,268)	$ (7,022,796)

Expected tax recovery at statutory tax rates	$ (1,281,773)	$ (2,358,611)
Differences in income taxes resulting from:
Depreciation and impairment (foreign operations)	(239,717)	103,041
Change in fair value of exchange feature liability	-	202,559
Financing charge on embedded derivative liability	-	169,785
Stock-based compensation	14,497	19,733
Gain on convertible derivative	-	(467,756)
Long-term debt interest expense accretion	-	1,227,126
	(1,506,993)	(1,104,123)
Benefit of losses not recognized	1,506,993	1,104,123
Income tax provision per unaudited consolidated
condensed financial statements	$ -	$ -

F13

 Components of deferred income tax assets are as follows:

	June 30,	December 31,
	2012	2011

Property, plant and equipment	$ -	$ 488,494
Tax loss carryforwards	15,004,477	13,255,075
	15,004,477	13,743,569
Valuation allowance	(15,004,477)	(13,743,569)

Carrying value	$ -	$ -

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

The following table sets forth a summary of the shares issued on July 15, 2011 as a result of the closing of the rights offering effective June 30, 2011:

	Number of Shares	Amount
Subscription receivable at June 30, 2011	32,143,170	$ 3,857,180
Conversion of notes payable to related parties and related accrued interest	34,390,418	4,126,850
Conversion of accrued expenses	136,424	16,374
Reclassification of conversion option liabilities to equity	-	2,654,730
Conversion of exchange feature liability	22,500,000	2,712,600
Rights offering costs	-	(419,410)

Total	89,170,012	$ 12,948,324

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

F18

For the three month period ended June 30, 2012
	Catalyst	Air Testing	Unallocated	Total

Revenue	$ 2,083,458	$ 260,645	$ -	$ 2,344,103
Net income / (loss)	$ 422,006	$ 63,109	$ (743,312)	$ (258,197)

For the six month period ended June 30, 2012
	Catalyst	Air Testing	Unallocated	Total

Revenue	$ 4,464,541	$ 411,164	$ -	$ 4,875,705
Net income / (loss)	$ (342,884)	$ (450,135)	$ 108,751	$ (684,268)

As of June 30, 2012
	Catalyst	Air Testing	Unallocated	Total

Total assets	$ 3,437,240	$ 1,424,294	$ 150,175	$ 5,417,122
Property, plant and equipment
under construction	$ 5,138	$ 351,857	$ -	$ 356,995
Property, plant and equipment	$ 221,751	$ 860,779	$ -	$ 1,082,530
Accounts receivable	$ 1,404,038	$ 134,900	$ 405,413	$ 1,538,938
Inventories	$ 2,192,467	$ 10,192	$ -	$ 2,202,659

For the three month period ended June 30, 2011
	Catalyst	Air Testing	Unallocated	Total

Sales	$ 2,931,954	$ 122,893	$ -	$ 3,054,847
Net loss	$ (804,195)	$ (291,326)	$ (2,792,646)	$ (3,888,167)

For the six month period ended June 30, 2011
	Catalyst	Air Testing	Unallocated	Total

Sales	$ 4,922,176	$ 178,409	$ -	$ 5,100,585
Net loss	$ (2,478,004)	$ (682,952)	$ (3,861,840)	$ (7,022,796)

As of December 31, 2011
	Catalyst	Air Testing	Unallocated	Total

Total assets	$ 4,329,986	$ 1,551,848	$ 623,192	$ 6,505,026
Property, plant and equipment
under construction	$ -	$ 198,416	$ -	$ 198,416
Property, plant and equipment	$ 328,489	$ 943,500	$ -	$ 1,271,989
Accounts receivable	$ 1,028,720	$ 176,014	$ -	$ 1,204,734
Inventories	$ 2,393,507	$ 37,520	$ -	$ 2,431,027

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

Loan maturities based on outstanding principal are as follows:

Year Ending December 31,	Amount

2012 (excluding the six months ended June 30, 2012)	$ 15,192
2013	37,244
2014	38,376
2015	39,544
2016	40,746
Thereafter	103,661

Total	$ 274,763

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

6) ESW is in the process of continuously engaging its existing dealers to help better understand ESW's business and product positioning and to strengthen ESW's partnership with its distribution base. ESW is also opportunistically adding new independent emissions focused dealers to enhance the Company’s North American sales coverage.  ESW has made substantial inroad in improving its dealership network through the termination of, and addition of certain dealers in states such as California, New York, Connecticut, New Jersey, Pennsylvania and Florida.

7) ESW is focusing on increasing revenue from testing services provided to third parties from its Air Testing Facility in Montgomeryville, Pennsylvania. ESW’s Air Testing Services in Montgomeryville, PA continues to see a sizeable increase in business, in line with ESW’s effort to increase revenues from these operations.

As a result from these actions, the Company is positioned to improve its operational results in 2012. The Company has reduced inefficiencies in personnel-related costs, manufacturing costs and other discretionary expenditures that are within the Company's control .  The Company has lowered its overhead costs while maintaining its focus on the sales, marketing and customer service efforts. The changes in the business have lowered the overall operating costs in the Company and have improved the Company's overall results in 2012, without affecting the Company's positioning of its existing products and testing services as well as its efforts to develop and deliver to market the next generation of leading emissions products and services.

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

DATED: August 28th, 2012
Montgomeryville, PA, USA

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.

BY: /S/ MARK YUNG
MARK YUNG
EXECUTIVE CHAIRMAN

/S/ PRAVEEN NAIR
PRAVEEN NAIR
CHIEF FINANCIAL OFFICER

EXHIBIT 31.1

CERTIFICATION PURSUANT TO SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

I, Mark Yung, certify that:

1. I have reviewed this amended quarterly report on Form 10Q/A of Environmental Solutions Worldwide, Inc;

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

DATE: AUGUST 28th, 2012

BY: /S/ MARK YUNG
MARK YUNG
EXECUTIVE CHAIRMAN

EXHIBIT 31.2

CERTIFICATION PURSUANT TO SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

I, Praveen Nair, certify that:

1. I have reviewed this amended quarterly report on Form 10Q/A of Environmental Solutions Worldwide, Inc;

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

DATE: AUGUST 28th, 2012

 /S/ PRAVEEN NAIR
PRAVEEN NAIR
CHIEF FINANCIAL OFFICER

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U. S. C. SECTION 1350 AS
ADOPTED PURSUANT TO SECTION 906 OF

THE SARBANES-OXLEY ACT OF 2002

In connection with the Amended Quarterly Report on Form 10-Q/A of Environmental Solutions Worldwide, Inc. (the "Company") for the quarterly period June 30, 2012 (the "Report"), Mark Yung, Executive Chairman of the Company, hereby certify, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) To my knowledge, the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

DATE: AUGUST 28th, 2012

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

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U. S. C. SECTION 1350 AS
ADOPTED PURSUANT TO SECTION 906 OF

THE SARBANES-OXLEY ACT OF 2002

In connection with the Amended Quarterly Report on Form 10-Q/A of Environmental Solutions Worldwide, Inc. (the "Company") for the quarterly period June 30, 2012 (the "Report"), Praveen Nair, Chief Financial Officer of the Company, hereby certify, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1). To my knowledge, the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

DATE: AUGUST 28th, 2012

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