Form 10-Q
period 2012-09-30
ENVIRONMENTAL SOLUTIONS WORLDWIDE INC
filed 2012-11-15
CIK 1082278

SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

for the quarterly period ended – September 30, 2012.

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

There were 219,450,447 shares of the registrant's Common Stock outstanding as of November 15, 2012

1PART I. FINANCIAL INFORMATION

		PAGE #
Item 1.	Financial Statements.

	Consolidated Condensed Balance Sheets as of	F2
	September 30, 2012 (unaudited) and December 31, 2011

	Consolidated Condensed Statements of Operations and	F3
	Comprehensive Loss for the Nine and Three Month Periods
	Ended September 30, 2012 and 2011 (unaudited)

	Consolidated Condensed Statement of Changes in Stockholders'	F4
	Equity for the Nine Month Period Ended
	September 30, 2012 (unaudited)

	Consolidated Condensed Statements of Cash Flows	F5
	for the Nine Month Periods Ended September 30, 2012 and 2011
	(unaudited)

	Notes to Consolidated Condensed Financial Statements	F6-F20
	(unaudited)

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	2

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	10

Item 4.	Controls and Procedures	11

PART II.	OTHER INFORMATION

Item 1A.	RISK FACTORS	12

Item 5.	OTHER INFORMATION	12

Item 6.	EXHIBITS.	13

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2012	2011
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents (Note 4)	$ 559,109	$ 1,103,649
Accounts receivable, net of allowance
for doubtful accounts of $217,732 (2011 - $1,398) (Note 2)	783,747	1,204,734
Inventory, net of reserve of $252,473 (2011 - $223,007) (Note 5)	2,443,494	2,431,027
Prepaid expenses and sundry assets	162,928	295,211

Total current assets	3,949,278	5,034,621

Property, plant and equipment under construction (Note 6)	577,610	198,416

Property, plant and equipment, net of accumulated
depreciation of $4,030,007 (2011 - $6,867,760) (Note 6)	1,005,913	1,271,989

	$ 5,532,801	$ 6,505,026

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$ 1,283,179	$ 1,384,972
Accrued liabilities	649,165	592,760
Redeemable Class A special shares (Note 7)	-	453,900
Customer deposits	3,000	-
Current portion of loan payable (Note 16)	37,058	-
Current portion of capital lease obligation (Note 12)	-	1,241

Total current liabilities	1,972,402	2,432,873

Long-term liabilities
Loan payable (Note 16)	228,613	-

Total liabilities	2,201,015	2,432,873

Commitments and Contingencies (Note 12)

Stockholders' Equity (Notes 9 and 10)
Common stock, $0.001 par value, 250,000,000 (2011 - 250,000,000)
	shares authorized; 219,450,447 (2011 - 219,450,447)
shares issued and outstanding	219,450	219,450
Additional paid-in capital	56,668,756	56,606,629
Accumulated deficit	(53,556,420)	(52,753,926)

Total stockholders' equity	3,331,786	4,072,153

	$ 5,532,801	$ 6,505,026

The accompanying notes are an integral part of these consolidated condensed financial statements.

F2

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
FOR THE NINE AND THREE MONTH PERIODS ENDED SEPTEMBER 30,
(UNAUDITED)
	NINE MONTHS PERIOD ENDED SEPTEMBER 30,		THREE MONTHS PERIOD ENDED SEPTEMBER 30,
	2012	2011	2012	2011
Revenue	$7,669,063	$8,314,076	$2,793,358	$3,213,491

Cost of sales	5,002,206	7,091,546	1,802,470	2,506,812

Gross profit	2,666,857	1,222,530	990,888	706,679

Operating expenses
Marketing, office and general expenses	2,548,309	2,872,802	682,799	865,237
Restructuring charges	-	1,148,083	-	624,809
Research and development costs	477,582	591,764	163,264	257,867
Officers' compensation and directors' fees	473,006	568,290	161,415	161,304
Consulting and professional fees	177,946	215,126	42,333	67,670
Foreign exchange loss / (gain)	63,698	68,222	20,655	(16,497)
Depreciation and amortization (Note 6)	152,726	292,911	37,609	78,406
Impairment of property, plant and equipment (Note 6)	29,984	275,867	1,039	(35,437)

	3,923,251	6,033,065	1,109,114	2,003,359

Loss from operations	(1,256,394)	(4,810,535)	(118,226)	(1,296,680)

Gain on deconsolidation of subsidiary (Note 7)	453,900	-	-	-
Change in fair value of exchange feature liability (Note 11)	-	(578,739)	-	-
Interest on notes payable to related party	-	(126,850)	-	-
Interest accretion expense	-	(3,506,074)	-	-
Financing charge on embedded derivative liability	-	(485,101)	-	-
Gain on convertible derivative	-	1,336,445	-	-
Bank fees related to credit facility covenant waivers	-	(154,205)	-	-
Gain on disposal of property and equipment	-	-	-	(5,583)

Net loss	(802,494)	(8,325,059)	(118,226)	(1,302,263)

Other comprehensive income:
Foreign currency translation of Canadian subsidiaries	-	(102,366)	-	(228,323)

Net loss and comprehensive loss	$(802,494)	$ (8,427,425)	$ (118,226)	$(1,530,586)

Net loss per share (basic and diluted) (Note14)	$ (0.00)	$ (0.05)	$ (0.00)	$ (0.01)

Weighted average number of shares outstanding (basic and diluted) (Note14)	219,450,447	154,755,625	219,450,447	205,064,429
The accompanying notes are an integral part of these consolidated condensed financial statements.
F3

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2012
(UNAUDITED)

					Total
	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-In Capital	Deficit	Equity

Balance, January 1, 2012	219,450,447	$ 219,450	$ 56,606,629	$(52,753,926)	$ 4,072,153

Net loss	--	--	--	(802,494)	(802,494)

Stock-based compensation	--	--	62,127	--	62,127

Balance, September 30, 2012	219,450,447	$ 219,450	$ 56,668,756	$(53,556,420)	$ 3,331,786

The accompanying notes are an integral part of these consolidated condensed financial statements.

F4

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30,
	2012	2011
	(Unaudited)	(Unaudited)

Net loss	$ (802,494)	$ (8,325,059)

Adjustments to reconcile net loss to net cash
used in operating activities:
Interest accretion expense	-	3,506,074
Change in fair value of exchange feature liability	-	578,739
Financing charge on embedded derivative liability	-	485,101
Loss on disposal of inventory	-	469,148
Reserve on inventory obsolescence	252,473	-
Depreciation of property, plant and equipment	414,782	572,057
Loss on impairment of property, plant and equipment	43,812	286,444
Interest on notes payable to related party	-	126,850
Stock-based compensation	62,127	77,118
Amortization of patents and trademarks	-	16,145
Provision for doubtful accounts	213,810	-
Gain on disposal of property and equipment	(13,828)	(10,578)
Gain on convertible derivative	-	(1,336,445)
Gain on deconsolidation of subsidiary	(453,900)	-
	519,276	4,770,653

Increase (decrease) in cash flows from operating
activities resulting from changes in:
Accounts receivable	207,177	657,189
Inventory	(264,940)	1,079,405
Prepaid expenses and sundry assets	132,283	(70,051)
Accounts payable and accrued liabilities	(45,388)	(908,569)
Customer deposits	3,000	(29,322)

	32,132	728,652

Net cash used in operating activities	(251,086)	(2,825,754)

Investing activities:
Proceeds from sale of property and equipment	13,828	10,578
Acquisition of property, plant and equipment	(192,518)	(27,604)
Addition to property, plant and equipment under construction	(379,194)	(2,905)

Net cash used in investing activities	(557,884)	(19,931)

Financing activities:
Proceeds from notes payable to related parties	-	4,000,000
Proceeds from loan payable	280,787	-
Repayment of loan payable	(15,116)	-
Rights offering cost	-	(388,600)
Issuance of common stock	-	3,857,180
Repayment of bank loan	-	(3,492,108)
Repayment of capital lease obligation	(1,241)	(3,479)

Net cash provided by financing activities	264,430	3,972,993

Net change in cash and equivalents	(544,540)	1,127,308

Foreign exchange gain on foreign operations	-	(72,311)

Cash and cash equivalents, beginning of period	1,103,649	13,328

Cash and cash equivalents, end of period	$ 559,109	$ 1,068,325

Supplemental disclosures:

Cash interest paid	$ 3,434	$ -
Other non-cash conversion of loans and related interest	$ -	$ 4,126,850
Reclassification of convertible derivative and exchange
liabilities to equity	$ -	$ 4,861,256
Conversion of accrued expenses to equity	$ -	$ 16,374
The accompanying notes are an integral part of these consolidated condensed financial statements.

F5

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - NATURE OF BUSINESS AND GOING CONCERN

Environmental Solutions Worldwide, Inc. (the "Company" or "ESW") through its wholly-owned subsidiaries is engaged in the design, development, manufacturing and sales of emissions control technologies. ESW also provides emissions testing and environmental certification services with its primary focus on the North American on-road and off-road diesel engine, chassis and after-treatment market. ESW currently manufactures and markets a line of catalytic emission control and enabling technologies for a number of applications focused on the retrofit market.

The unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), which contemplates continuation of the Company as a going concern.

The Company has sustained recurring operating losses. As of September 30, 2012, the Company had an accumulated deficit of $53,556,420 and cash and cash equivalents of $559,109. During the fiscal year 2011 there were significant changes made to ESW’s business. These changes in operations, the relocation of the Company’s operations, and the prevailing economic conditions all create uncertainty in the operating results and, accordingly, there is no assurance that the Company will be successful in generating sufficient cash flow from operations or achieving profitability in the near future. As a result, there is substantial doubt regarding the Company's ability to continue as a going concern. The Company may require additional financing to fund its continuing operations. Financing may not be available at acceptable terms or may not be available at all. The Company's ability to continue as a going concern is dependent on obtaining additional financing and achieving and maintaining a profitable level of operations.

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

Effective February 3, 2012 BBL Technologies Inc. (“BBL”), a non-operating subsidiary, filed for bankruptcy in the Province of Ontario, Canada. At the time of filing, BBL had no assets but had issued and outstanding redeemable Class A special shares. The Company did not provide any guarantee in relation to these redeemable Class A special shares. As a result of BBL’s filing for bankruptcy, the Company lost its control over BBL and has deconsolidated BBL from the unaudited consolidated condensed financial statements on the filing date. The Company recorded a $453,900 and $0 gain in the unaudited consolidated condensed statement of operations and comprehensive loss for the nine and three month periods ended September 30, 2012 respectively, upon deconsolidation of BBL.

ESTIMATES

The preparation of unaudited consolidated condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported period. Actual results could differ from those estimates. Significant estimates include amounts for inventory valuation, impairment of property plant and equipment, share-based compensation, accrued liabilities and accounts receivable exposures.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is estimated and recorded based on management's assessment of the credit history with the customer and current relationships with them. On this basis management has determined that an allowance for doubtful accounts of $217,732 and $1,398 was appropriate as of September 30, 2012 and December 31, 2011, respectively.

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

REVENUE RECOGNITION

The Company derives revenue primarily from the sale of its catalytic products. In accordance with Staff Accounting Bulletin No. 104, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the amount is fixed or determinable and collection is reasonably assured.

The Company also derives revenue (approximately 7.9% and 4.9% of total revenue during the nine month periods ended September 30, 2012 and 2011, respectively) from providing air testing and environmental certification services. Revenues are recognized upon delivery of testing services when persuasive evidence of an arrangement exists and collection of the related receivable is reasonably assured.

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

SHIPPING AND HANDLING COSTS

The Company’s shipping and handling costs of $27,084 and $30,466 are included in cost of sales for the three month periods ended September 30, 2012 and 2011, respectively. Additionally, the Company has recorded recoveries of these costs amounting to $23,327 and $19,251, which are included in revenues for the three month periods ended September 30, 2012 and 2011, respectively.

The Company’s shipping and handling costs of $74,145 and $87,625 are included in cost of sales for the nine month periods ended September 30, 2012 and 2011, respectively. Additionally, the Company has recorded recoveries of these costs amounting to $59,324 and $58,952, which are included in revenues for the nine month periods ended September 30, 2012 and 2011, respectively.

RESEARCH AND DEVELOPMENT

The Company is engaged in research and development work. Research and development costs are charged as operating expense of the Company as incurred. Any grant money received for research and development work is used to offset these expenditures. For the three month periods ended September 30, 2012 and 2011, the Company expensed $163,264 and $257,867, net of grant revenues, respectively, towards research and development costs. For the nine month periods ended September 30, 2012 and 2011, the Company expensed $477,582 and $591,764, net of grant revenues, respectively, towards research and development costs.

For the three month periods ended September 30, 2012 and 2011, gross research and development expense, excluding any offsetting grant revenues, amounted to $163,264 and $257,867, respectively, and grant money amounted to $0 and $0, respectively. For the nine month periods ended September 30, 2012 and 2011, gross research and development expense, excluding any offsetting grant revenues, amounted to $477,582 and $870,476, respectively, and grant money amounted to $0 and $278,712, respectively.

FOREIGN CURRENCY TRANSLATION

The functional currency of the Company and its foreign subsidiaries is the U.S. dollar. All of the Company’s revenue and materials purchased from suppliers are denominated in or linked to the U.S. dollar. Transactions denominated in currencies other than a functional currency are converted to the functional currency on the transaction date, and any resulting assets or liabilities are further translated at each reporting date and at settlement. Gains and losses recognized upon such translations are included within foreign exchange gain (loss) in the unaudited consolidated condensed statements of operations and comprehensive loss.

PRODUCT WARRANTIES

The Company provides for estimated warranty costs at the time of sale and accrues for specific items at the time their existence is known and the amounts are determinable. The Company estimates warranty costs using standard quantitative measures based on industry warranty claim experience and evaluation of specific customer warranty issues. The Company currently estimates warranty costs as 2% of revenue. As of September 30, 2012 and December 31, 2011, $196,743 and $192,674, respectively, was accrued as warranty provision and included in accrued liabilities. For the three month periods ended September 30, 2012 and 2011, the total warranty, service, service travel and installation costs included in cost of sales were $74,311 and $83,712, respectively. For the nine month periods ended September 30, 2012 and 2011, the total warranty, service, service travel and installation costs included in cost of sales were $216,745 and $175,699, respectively.

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

RESTRUCTURING CHARGES

In 2011, ESW underwent a significant restructuring of its operations. ESW recognizes restructuring expenses as they are incurred. ESW also evaluated the inventory and property, plant and equipment associated with restructuring actions for impairment. Asset impairment and accelerated depreciation expenses primarily relate to inventory write-downs for rationalized products and adjustments in the carrying value of the closed facilities to the Company’s estimated fair value. In addition, the remaining useful lives of other property, plant and equipment associated with the related operations were re-evaluated based on the respective plan, resulting in the impairment of certain assets. In accordance with ASC 420-10-25-11 costs to terminate an operating lease arise when a lessee will either: (a) terminate an operating lease; or (b) if it is unable to terminate the lease, discontinue its use of the asset and continue to make lease payments over the remaining term of the lease without benefit. When the lease will be terminated, the lessee should recognize a liability for the cost of terminating the lease at the time the lease is terminated. If the lease will not be terminated and the lessee will continue to incur costs under the lease without future benefit, the lessee should recognize a liability on the cease-use date (the date the lessee discontinues its use of the asset). In accordance with paragraphs 420-10-30-7 through 30-9, a liability for the remaining lease rentals, reduced by actual (or estimated) sublease rentals, would be recognized and measured at its fair value at the cease-use date. In accordance with paragraphs 420-10-35-1 through 35-4, the liability would be adjusted for changes, if any, resulting from revisions to estimated cash flows after the cease-use date, measured using the credit-adjusted risk-free rate that was used to measure the liability initially.

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

NOTE 4 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and highly liquid investments purchased with original maturities of generally 90 days or less at the date of purchase. At September 30, 2012 and December 31, 2011, all of the Company's cash and cash equivalents consisted of cash.

F10

NOTE 5 - INVENTORY

Inventory consists of:

	September 30,	December 31,
Inventory	2012	2011

Raw materials	$ 1,027,393	$ 846,113
Work-in-process	1,627,338	1,705,346
Finished goods	41,236	102,575
	2,695,967	2,654,034
Less: reserve for inventory obsolescence	(252,473)	(223,007)

Total	$ 2,443,494	$ 2,431,027

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 30,	December 31,
Classification	2012	2011

Plant, machinery and equipment	$ 3,746,328	$ 6,294,458
Office equipment	152,329	357,717
Furniture and fixtures	242,090	449,147
Vehicles	19,468	25,604
Leasehold improvements	875,705	1,012,823
	5,035,920	8,139,749
Less: accumulated depreciation	(4,030,007)	(6,867,760)

Total	$ 1,005,913	$ 1,271,989

Depreciation expense recognized in the unaudited consolidated condensed statements of operations and comprehensive loss was included in the following captions:

	September 30,	September 30,
Depreciation Expense	2012	2011

Cost of sales	$ 82,369	$ 44,376
Operating expenses	37,609	78,406
Research and development	-	29,180

Total	$ 119,978	$ 151,962

	September 30,	September 30,
Depreciation Expense	2012	2011

Cost of sales	$ 262,056	$ 207,920
Operating expenses	152,726	276,765
Research and development	-	87,372

Total	$ 414,782	$ 572,057

F11

At September 30, 2012 and December 31, 2011, the Company had $577,610 and $198,416, respectively, of customized equipment under construction.

At March 31, 2012, the Company recognized an impairment loss for furniture, fixtures and office equipment located at its Canadian facility. The estimated recovery from the sale of furniture, fixtures and office equipment is expected to be nominal and, accordingly, the Company has valued these assets as $0 and recorded an impairment loss equal to the full amount of their carrying value.

The details of impairment losses recognized are summarized in the following table:

For the three month period ended
Asset grouping	September 30, 2012	September 30, 2011
Effect of exchange rate fluctuations	$ 1,039	$ (24,859)
Gain on disposal of plant and equipment	-	(10,578)

Total impairment loss recognized	$ 1,039	$ (35,437)

	For the nine month period ended
Asset grouping	September 30, 2012	September 30, 2011
Plant and machinery	$ -	$ 180,993
Leasehold improvements	-	93,328
Furniture and fixtures (Abandonment)	1,864	-
Office equipment (Held for sale)	2,207	36,983
Computer hardware (Held for sale)	19,131	-
Computer software (Held for sale)	20,610	-
Total impairment loss recognized	43,812	311,304
Effect of exchange rate fluctuations	-	(24,859)
Gain on disposal of plant and equipment	(13,828)	(10,578)

Total impairment loss recognized	$ 29,984	$ 275,867

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

F12

NOTE 8 - INCOME TAXES

As of September 30, 2012, there are tax loss carry forwards for Federal income tax purposes of approximately $40,550,549 available to offset future taxable income in the United States. The tax loss carry forwards expire in various years through 2032. The Company does not expect to incur a Federal income tax liability in the foreseeable future. Accordingly, a valuation allowance for the full amount of the related deferred tax asset of approximately $14,192,692 has been established until realizations of the tax benefit from the loss carry forwards meet the "more likely than not" criteria.

Originating	Loss
Year	Carryforward

1999	$ 407,607
2000	2,109,716
2001	2,368,368
2002	917,626
2003	637,458
2004	1,621,175
2005	2,276,330
2006	3,336,964
2007	3,378,355
2008	3,348,694
2009	2,927,096
2010	2,269,987
2011	2,212,173
2012	12,739,000

Total	$ 40,550,549

Additionally, as of September  30, 2012, the Company's two wholly-owned Canadian subsidiaries had non-capital tax loss carry forwards of approximately $3,196,134 available to be used, in future periods, to offset taxable income. The loss carry forwards expire in 2031. The deferred tax asset of approximately $846,975 has been fully offset by a valuation allowance until realization of the tax benefit from the non-capital tax loss carry forwards are more likely than not.

The reconciliation of the difference between the income tax provision using the statutory tax rates and the effective tax rate is as follows:

	For the nine month periods ended
	September 30,	September 30,
	2012	2011
Statutory tax rates:
U.S.	35.00%	35.00%
Canada	26.50%	26.50%

Income (loss) before income taxes
U.S.	$ (12,801,667)	$ (5,157,452)
Foreign	11,999,173	(3,167,607)
	$ (802,494)	$ (8,325,059)
Expected tax recovery at statutory tax rates	$ (1,300,803)	$ (2,644,524)
Differences in income taxes resulting from:
Depreciation and impairment (foreign operations)	(248,226)	69,293
Change in fair value of exchange feature liability	-	202,559
Financing charge on embedded derivative liability	-	169,785
Stock-based compensation	21,745	26,982
Gain on convertible derivative	-	(467,756)
Long-term debt interest expense accretion	-	1,227,126
	(1,527,284)	(1,416,535)
Benefit of losses not recognized	1,527,284	1,416,535
Income tax provision per unaudited consolidated
condensed financial statements	$ -	$ -

F13

Components of deferred income tax assets are as follows:

	September 30,	December 31,
	2012	2011
Property, plant and equipment	$ -	$ 488,494
Tax loss carryforwards	15,039,667	13,255,075
	15,039,667	13,743,569
Valuation allowance	(15,039,667)	(13,743,569)

Carrying value	$ -	$ -

Valuation allowances reflect the deferred tax benefits that management is uncertain about regarding the Company's ability to utilize in the future.

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

In many cases the Company's uncertain tax positions are related to tax years that remain subject to examination by tax authorities. The following describes the open tax years, by major tax jurisdiction, as of September 30, 2012:

United States - Federal	2008 – present
United States - State	2008 – present
Canada - Federal	2009 – present
Canada - Provincial	2009 – present

NOTE 9 - STOCKHOLDERS' EQUITY

No stock was issued during the nine month period ended September 30, 2012.

F14

NOTE 10 - STOCK OPTIONS AND WARRANT GRANTS

STOCK OPTIONS

On April 15, 2010, the Board of Directors (the “Board”) granted an aggregate award of 900,000 stock options to a former executive officer and former director and one director. The options vest over a period of three years with an exercise price of $0.65 (fair market value of the Company's common stock as of the date of grant) with expiry of five years from the date of award. Effective February 7, 2011, with the resignation of a director, the unvested portion of the stock options were cancelled as a result of the resignation. The balance of the stock option expense of the April 15, 2010 award is as follows:

Stock Option
Date	Expense
April 15, 2011	$ 62,127
April 15, 2012	$ 82,836
April 15, 2013	$ 20,709

A summary of option transactions, including those granted pursuant to the terms of certain employment and other agreements, is as follows:

	Stock purchase options	Weighted average exercise price
Outstanding, January 1, 2011	3,600,000	$ 0.68
Granted	475,000	$ 0.12
Expired or cancelled	(500,000)	$ (0.73)
Outstanding, December 31, 2011	3,575,000	$ 0.60
Expired	(2,150,000)	$ (0.71)

Outstanding, September 30, 2012	1,425,000	$ 0.43

At September 30, 2012, the outstanding options have a weighted average remaining life of 22 months. All options issued prior to 2010 have vested, and the April 15, 2010 options vest over a period of three years, in three equal parts each year.

No stock options were granted for the nine month period ended September 30, 2012. The weighted average fair value of options granted during 2011 was $0.02 and was estimated using the Black-Scholes option pricing model, using the following assumptions:

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

At September 30, 2012, the Company had outstanding options as follows:

Number of	Exercise
Options	Price	Expiration Date
100,000	$1.00	February 8, 2013
250,000	$0.27	August 6, 2013
600,000	$0.65	April 15, 2015
250,000	$0.12	December 31, 2012
225,000	$0.12	June 30, 2016
1,425,000

Effective November 6, 2011, the Board approved restricted stock grants to seven Board members under the 2010 stock incentive plan. As per the terms of the grant, each of the seven Board members will receive 150,000 shares vesting in equal parts on December 31, 2011, December 31, 2012 and December 31, 2013 subject to the execution of the requisite grant agreements. The Board also approved restricted stock grants to two Board members for serving as chair to various committees. As per the terms of the grant, each of the two Board members will receive 200,000 shares vesting immediately subject to the execution of the requisite grant agreements. Stock-based compensation expense will be recorded as of the vesting terms of the grants. Of the vested shares 650,000 restricted shares of common stock were issued as of December 31, 2011.

Effective January 12, 2012, the Board approved a management incentive plan which includes a 10% restricted common equity pool for management. Key participants of this plan will be executive officers and a member of the Company’s Board. Secondary participants will include other management with a trickle down to other core members of the team. The program entails a 5 year vesting program commencing January 2012, with an accelerated vesting schedule for certain participants of the plan. The equity grants are effective subject to the execution of the requisite grant agreements. No agreements have been executed to date.

During the nine month periods ended September 30, 2012 and 2011, $62,127 and $77,118, respectively, has been recorded in the unaudited consolidated condensed statements of operations and comprehensive loss for stock-based compensation.

WARRANTS

Warrants issued in connection with various private placements of equity securities are treated as a capital transaction and no income statement recognition is required. A summary of warrant transactions is as follows:

	Warrants	Weighted average exercise price
Outstanding, January 1, 2010	-	$ -
Granted	1,545,000	$ 0.65
Expired or cancelled	-	$ -
Outstanding, December 31, 2010, and 2011,
and September 30, 2012	1,545,000	$ 0.65

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

No warrants were issued during the nine month periods ended September 30, 2012 and 2011.

NOTE 11 - RELATED PARTY TRANSACTIONS

During the nine month period ended September 30, 2012, in addition to fees and salaries; reimbursement of business expenses; transactions with related parties include:

•        $225,000 related to services provided by Orchard Capital Corporation under a services agreement effective January 30, 2011. On April 19, 2011, the Company's Board ratified a Services Agreement (the "Agreement") between the Company and Orchard Capital Corporation ("Orchard") which was approved by the Company's Compensation Committee. Under the Agreement, Orchard agreed to provide services that may be mutually agreed to by and between Orchard and the Company including those duties customarily performed by the Chairman of the Board and executive of the Company as well as providing advice and consultation on general corporate matters and other projects as may be assigned by the Company's Board as needed. Orchard is controlled by Richard Ressler. Certain affiliated entities of Orchard as well as Richard Ressler own shares of the Company.

•        Mr. Nitin Amersey who is a director of the Company is listed as a control person with the Securities and Exchange Commission of Bay City Transfer Agency Registrar Inc., the Company's transfer agent. Mr. Amersey is also a control person in Freeland Venture Resources Inc., which provide Edgar filing services to the Company. For the nine month period ended September 30, 2012, the Company paid Bay City Transfer Agency Registrar Inc. and Freeland Venture Resources Inc., $9,896 for services rendered.

In addition to fees and salaries and reimbursement of business expenses, during the nine month period ended September 30, 2011 transactions with related parties include:

•        $4,000,000 issuance of unsecured subordinated promissory notes to certain shareholders and deemed affiliates of certain members of the Board of Directors. Interest expense on notes payable to related parties amounted to $126,850.

•     Investment agreement with Bridge lenders effective May 10, 2011.

•       The effect of an exchange feature included in the terms of the Share Subscription Agreement for $3,000,000 of Convertible Debentures issued on March 19, 2010 ("2010 Debentures") and fully converted including interest into 6,007,595 shares of common stock on March 25, 2010. At March 31, 2011 the exchange feature liability related to the convertible debentures was re-valued to $2,280,000 with the change in fair value of exchange feature liability of $578,739 expense recorded in the unaudited consolidated condensed statements of operations and comprehensive loss. In March 2010, Orchard invested $1 million in the $3 million convertible debentures offering; of the exchange feature liability $760,000 was attributed to the investment made by Orchard based on their relative contribution to the March 2010 subscription, this amount was transferred to equity as of June 30, 2011. Orchard received 6,333,333 additional shares of Common Stock in conjunction with certain rights under the Prior Subscription Agreements as the Company closed its Qualified Offering on June 30, 2011.

•        $200,000 related to services provided by Orchard under a services agreement effective January 30, 2011.

•        For the nine month period ended September 30, 2011, the Company paid Bay City Transfer Agency Registrar Inc. $17,005.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

LEASES

Effective November 24, 2004, the Company's wholly-owned subsidiary, ESWA, entered into a lease agreement for approximately 40,220 square feet of leasehold space at 2 Bethlehem Pike Industrial Center, Montgomery Township, Pennsylvania. The leasehold space houses the Company's research and development facilities and also houses ESW’s manufacturing operations. The lease commenced on January 15, 2005. Effective October 16, 2009, the Company's wholly-owned subsidiary ESWA entered into a lease renewal agreement with Nappen & Associates for the leasehold property in Pennsylvania. There were no modifications to the original economic terms of the lease under the lease renewal agreement. Under the terms of the lease renewal, the lease term was extended to February 28, 2013. Effective September 24, 2012, ESWA entered into a second lease amendment agreement with Nappen & Associates for the leasehold property in Pennsylvania, whereby ESWA extended the term of the lease agreement by an additional 5 years. There were no modifications to the original economic terms of the lease. Under the terms of the second lease renewal, the lease will expire on February 28, 2018.

F17

Effective December 20, 2004, the Company's wholly-owned subsidiary, ESWC, entered into a lease agreement for approximately 50,000 square feet of leasehold space in Concord, Ontario, Canada. The leasehold space previously housed the Company's executive offices and the manufacturing operations. The renewed lease period commenced on October 1, 2010 and ended on September 30, 2015. Effective May 1, 2012, the landlord terminated the lease agreement for the facility. The facility had been vacated prior to the lease termination.  Thereafter effective May 22, 2012, ESWC and its former landlord entered into an agreement for the full release of any future obligations under the lease agreement subject to payment of a mutually agreed consideration payable through September 2012.  The agreement provides for a full and complete release of ESWC by the landlord for the consideration and terms under the lease agreement. ESWC has fulfilled its terms of the release.  The following is a summary of the minimum annual lease payments:

Year Ending December 31,	Amount

2012 (excluding the nine months ended September 30, 2012)	$ 45,248
2013	180,990
2014	180,990
2015	180,990
2016	180,990
2017	180,990
2018	30,165

Total	$ 980,363

LEGAL MATTERS

From time to time, the Company may be involved in a variety of claims, suits, investigations and proceedings arising from the ordinary course of our business, collections claims, breach of contract claims, labor and employment claims, tax and other matters. Although claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, ESW believes that the resolution of current pending matters will not have a material adverse effect on its business, consolidated financial position, results of operations or cash flow. Regardless of the outcome, litigation can have an adverse impact on ESW because of legal costs, diversion of management resources and other factors.

The Company is pursuing a lawsuit in New York for collection of unpaid invoices related to goods delivered to a former dealer.

CAPITAL LEASE OBLIGATION

As of September 30, 2012 and December 31, 2011, the Company’s capital lease obligation amounted to $0 and $1,241, respectively.

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

The Company evaluates performance based on several factors, of which the primary financial measure is net income. The accounting policies of the business segments are the same as those described in “Note 2: Summary of Accounting Policies.” No intersegment sales were made for the nine month periods ended September 30, 2012 and 2011. The following tables show the operations of the Company’s reportable segments:

F18

For the three month period ended September 30, 2012
	Catalyst	Air Testing	Unallocated	Total

Revenue	$ 2,596,922	$ 196,436	$ -	$ 2,793,358
Net income / (loss)	$ 330,400	$42,507	$ (491,133)	$ (118,226)

For the nine month period ended September 30, 2012
	Catalyst	Air Testing	Unallocated	Total

Revenue	$ 7,061,463	$ 607,599	$ -	$ 7,669,063
Net loss	$ (12,485)	$ (407,628)	$ (382,381)	$ (802,494)

As of September 30, 2012
	Catalyst	Air Testing	Unallocated	Total

Total assets	$ 3,897,161	$ 1,509,682	$ 125,958	$ 5,532,801
Property, plant and equipment
under construction	$ 19,750	$ 557,860	$ -	$ 577,610
Property, plant and equipment	$ 199,494	$ 806,419	$ -	$ 1,005,913
Accounts receivable	$ 663,712	$ 120,035	$ -	$ 783,747
Inventories	$ 2,368,061	$ 75,433	$ -	$ 2,443,494

For the three month period ended September 30, 2011
	Catalyst	Air Testing	Unallocated	Total

Revenue	$ 2,985,390	$ 228,101	$ -	$ 3,213,491
Net loss	$ (706,163)	$ (435,169)	$ (160 ,931)	$ (1,302,263)

For the nine month period ended September 30, 2011
	Catalyst	Air Testing	Unallocated	Total

Revenue	$ 7,907,566	$ 406,510	$ -	$ 8,314,076
Net loss	$ (3,184,167)	$ (1,118,121)	$ (4,022,771)	$ (8,325,059)

As of December 31, 2011
	Catalyst	Air Testing	Unallocated	Total

Total assets	$ 4,329,986	$ 1,551,848	$ 623,192	$ 6,505,026
Property, plant and equipment
under construction	$-	$ 198,416	$ -	$ 198,416
Property, plant and equipment	$ 328,489	$ 943,500	$ -	$ 1,271,989
Accounts receivable	$ 1,028,720	$ 176,014	$ -	$ 1,204,734
Inventories	$ 2,393,507	$ 37,520	$ -	$ 2,431,027

 NOTE 14 - LOSS PER SHARE

Potential common shares of 1,425,000 related to ESW's outstanding stock options and 1,545,000 shares related to ESW's outstanding warrants, were excluded from the computation of diluted loss per share for the nine and three month periods ended September 30, 2012 because the inclusion of these shares would be anti-dilutive.

Potential common shares of 3,575,000 related to ESW's outstanding stock options and 1,545,000 shares related to ESW's outstanding warrants were excluded from the computation of diluted loss per share for the nine and three month periods ended September 30, 2011 because the inclusion of these shares would be anti-dilutive.

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

Accounts Receivable and Concentrations of Credit Risk: The Company performs on-going credit evaluations of its customers' financial condition and generally does not require collateral from its customers. Three of its customers accounted for 26.9%, 20.4% and 8.1%, respectively, of the Company's revenue during the nine month period ended September 30, 2012 and 33.0%, 17.2% and 15.7%, respectively, of its accounts receivable as of September 30, 2012.

Three of its customers accounted for 40.1%, 12.9% and 9.1%, respectively, of the Company's revenue during the nine month period ended September 30, 2011 and 31.9%, 17.9% and 11.4%, respectively, of its accounts receivable as of September 30, 2011.

For the nine month period ended September 30, 2012, the Company purchased approximately 18.5% and 13.4% of its inventory from two vendors. For the nine month period ended September 30, 2011, the Company purchased approximately 26.9% and 18.3% of its inventory from two vendors. The accounts payable to these vendors aggregated approximately $548,792 and $170,679 as of September 30, 2012 and 2011, respectively.

NOTE 16 – LOAN PAYABLE

On April 25, 2012, the Company’s wholly-owned subsidiary ESWA entered into a MELF Facility with the Commonwealth of Pennsylvania for up to $500,000 for the purchase of equipment and related purchases. Two (2) draw-downs are permitted under the MELF Facility by ESWA. The first draw down of $280,787 was made under the MELF Facility in connection with equipment purchased by ESWA on April 25, 2012 (the “Closing Date”).  ESWA may make one (1) additional draw-down per the terms of the MELF Facility so that the aggregate amount borrowed under the MELF Facility may be up to $500,000. Terms of the MELF Facility include initial interest at three (3%) percent per annum, monthly blended payments of $3,710 and full repayment of the MELF Facility on or before the first day of the eighty-fifth (85) calendar month following the Closing Date. As part of the loan agreement, within three years from the Closing Date ESWA is required to create, or retain, at its current location a certain number of jobs that is specified in the loan application. A breach by ESWA in the creation or maintenance of these jobs shall be considered an event of default under the MELF Facility. In the event ESWA defaults on any payments, the MELF Facility may be accelerated with full payment due along with certain additional modifications including the increase in interest to twelve and one half (12 1/2%) percent. The loan is secured by certain property and equipment and corporate guarantee of the Company.

As of September 30, 2012 and December 31, 2011, the loan payable amounted to $265,671 and $0, respectively. For the nine month period ended September 30, 2012, the Company paid interest amounting to $3,434 (September 30, 2011 - $0) on the loan and also repaid principal in the amount of $15,116 (September 30, 2011 - $0).

Loan maturities based on outstanding principal are as follows:

Year Ending December 31,	Amount

2012 (excluding the nine months ended September 30, 2012)	$ 6,100
2013	37,244
2014	38,376
2015	39,544
2016	40,746
Thereafter	103,661

Total	$ 265,671

NOTE 17 - SUBSEQUENT EVENTS

On November 12, 2012, the Company’s wholly-owned subsidiary ESWA made the second draw down per the terms of the MELF Facility in the amount of $219,213. All other terms of the MELF facility remain unchanged. With the second draw down total borrowings under the MELF Facility amount to $500,000.

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

ESW's focus is to be an integrated solutions provider to the environmental emissions market by providing leading-edge catalyst technology as well as best-in-class engine and vehicle emissions testing and certification services. The Company's strategy is centered on identifying and deploying resources against its "sweet-spot" products and services, where ESW has identified its core competencies and differentiation in the marketplace. ESW's core geography focus is North America, and will opportunistically explore business development opportunities in other markets if accretive to the Company in the short term. By focusing financial, human and intellectual capital on ESW's core competencies and markets, the Company is targeting profitable growth in the short term and value creation for its shareholders over the long term.

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

On August 23, 2011, ESW received notification from the United States Environmental Protection Agency ("EPA") that the Company's XtrmCat Kit is now certified for 2 stroke, Category 2, marine engines. The certifications are applicable to Electro-Motive Diesel (“EMD”) 710 and 645 engines. The XtrmCat can achieve Tier 0 and Tier I compliance as per 40 CFR 1042 when retrofitted to EMD 710 and 645 engines. Despite limited traction to date due to a competitive product landscape, ESW continues to pursue opportunities to commercialize this technology into the marketplace.

ESW's XtrmCat product designed for locomotive, Tier 0, turbocharged EMD 645 and 710 engines was tested at an EPA recognized facility for certification during March and April 2011 along with the marine product together with a partner company. We are exploring opportunities to obtain certifications for the aforementioned locomotive engines.

ESW is pursuing the verification of a ThermaCat-e Active Level III Plus Diesel Particulate Filter System targeted at EGR off-road engines.

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

1)         ESW has reviewed and continues to review its costs for inefficiencies and has taken steps to reduce its operating expenses. Key cost reduction initiatives during 2011 included the restructuring of its management team, the termination of certain contracts and the re-negotiation of board and consulting obligations, amongst others. In addition, during the second semester of 2011, ESW reduced its overhead costs by re-locating its Canadian manufacturing operations to its facilities located in Pennsylvania, United States and subsequently terminating its Lease Agreement in May 2012 under favorable settlement and release terms. Further ESW has executed a second lease amendment for its Montgomeryville, PA facility with the lease term extended out to February 2018 under the same economic terms of the in place lease agreement.

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

3)        ESW is focusing on increasing sales volumes on its core "sweet spot" products to reduce production complexities and improve inventory management. ESW has also implemented new continuous improvement programs such as the cross-functional "Product and Process Review" stream led by ESW's engineering team searching for product, product quality and product development process enhancements.

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

5)        ESW has revised and implemented its new warranty policy to ensure that warranty terms and conditions meet industry standards whilst mitigating warranty risks to the fullest extent possible. ESW has also launched a new front end and back end website to assist its distributors and installers in day to day operations, training and processes.

6)        ESW is in the process of continuously engaging its existing dealers to help better understand ESW's business and product positioning and to strengthen ESW's partnership with its distribution base. ESW is also opportunistically adding new independent emissions focused dealers to enhance the Company’s North American sales coverage.  ESW has made substantial inroad in improving its dealership network through the termination of certain dealers, and the addition of certain dealers in states such as California, New York, Connecticut, New Jersey, Pennsylvania and Florida.

7) ESW is focusing on increasing revenue from testing services provided to third parties from its Air Testing Facility in Montgomeryville, Pennsylvania. ESW’s Air Testing Services in Montgomeryville, PA continues to see a sizeable increase in business, in line with ESW’s effort to increase revenues from these operations.

As a result from these actions, the Company has improved its operating results in 2012. The Company has reduced inefficiencies in personnel-related costs, manufacturing costs and other discretionary expenditures that are within the Company's control.   The Company has lowered its overhead costs while maintaining its focus on the sales, marketing and customer service efforts. The changes in the business have lowered the overall operating costs in the Company and have improved the Company's overall results in 2012.  This has been accomplished without affecting the Company's positioning of its existing products and testing services as well as its efforts to develop and deliver the next generation of leading emissions products and services.

COMPARISON OF THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2012 TO THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2011

RESULTS OF OPERATIONS

The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the MD&A included in ESW's Annual Report on Forms 10-K, for the year ended December 31, 2011.

Revenues for the nine month period ended September 30, 2012, decreased by 7.8 percent, to $7,669,063 from $8,314,076 for the comparable period in 2011. The decrease in revenue is related to reduced retrofit funding opportunities and lack of enforcement of regulations by regulatory agencies, which has impacted the overall retrofit market. The decrease in revenue was offset by increases in parts sales, sales of military product, and by increasing revenues for testing services.

Cost of sales as a percentage of revenues for the nine month period ended September 30, 2012 was 65.2 percent compared to 85.3 percent for the nine month period ended September 30, 2011. The reduction in cost of sales in the current period of 2012 versus 2011 is reflective of the changes that were implemented in the Company’s operations since February 2011, such as the streamlining of the Canadian manufacturing operations, ESW’s focus on optimizing pricing and its materials costs, and the changing product mix with the growing contribution of the Air Testing Services.  In addition, the results for the nine month period ended September 30, 2012 were negatively impacted by a write-down of inventory in the amount of $252,473 compared to a provision for slow moving inventory in the nine month period ended September 30, 2011 in the amount of $418,987. Consequently, gross margin for the nine month period ended September 30, 2012 was 34.8 percent compared to 14.7 percent for the nine month period ended September 30, 2011.

Marketing, office and general expenses for the nine month period ended September 30, 2012 decreased 11.3 percent to $2,548,309 from $2,872,802 for the same period in 2011. The decrease is primarily due to: (a) decrease in factory expense of $301,540 resulting from cost saving initiatives and higher factory overheads applied to cost of sales, (b) decrease in customer service , sales and marketing and wages and selling expenses of $129,974, (c) decrease in facility expenses of $53,381 resulting from rent and cost savings related to the release of the Canadian facility, (d) decrease in administration salaries and wages of $77,890, mainly attributed to an offsetting grant of $75,000 related to a Job Creation Tax Credit from the Pennsylvania Department of Community and Economic Development and (e) a decrease in investor relation costs of $28,201. The decreases were offset by: (a) a provision for uncollectable accounts of $213,810 recorded for two distributors with whom the Company has had a commercial dispute, and (b) an increase in general administration expenses of $52,683 attributed to hiring expenses for new employees and technology support expenses.

The Company incurred $0 and $1,148,083 as restructuring charges for the nine month periods ended September 30, 2012 and 2011, respectively. The restructuring costs for the first nine months of 2011 consisted primarily of severance, vacation payouts, relocation of operations and other restructuring related agreements.

Research and development ("R&D") expenses for the nine month period ended September 30, 2012 decreased by $114,182, or 19.3 percent, to $477,582 versus the nine month period ended September 30, 2011. The primary driver of R&D expenses for the nine month period ended September 30, 2012 and September 30, 2011 was related to ESW's pursuit of the verification expansion of its Level III product. ESW benefitted during the first nine month period of 2011 from grant money amounting to $278,712. During the nine month period ended September 30, 2012 there was no grant funding to offset R&D cost.

Officers’ compensation and directors’ fees for the nine month period ended September 30, 2012 decreased by $95,284, or 16.8 percent, to $473,006 from $568,290 for the nine month period ended September 30, 2011. Included in the September 30, 2012 officers’ compensation and directors’ fees is $62,127 of stock-based compensation expenses for options issued in 2010 to a past officer and director. The decrease in fees is mainly due to changes in executive management and the board compensation structure of ESW.

Consulting and professional fees for the nine month period ended September 30, 2012 decreased by $37,180, or 17.3 percent, to $177,946 from $215,126 for the nine month period ended September 30, 2011. The costs are fairly consistent to prior year expenses except for ongoing monthly accruals for the estimated 2012 annual audit fees as opposed to year end accruals in 2011.

Foreign exchange loss for the nine month period ended September 30, 2012, was $63,698 as compared to a loss of $68,222 for the nine month period ended September 30, 2011. This is a result of the fluctuation in the exchange rate of the Canadian Dollar to the United States Dollar.

Depreciation and amortization expense for the nine month period ended September 30, 2012 decreased by $140,185, or 47.9 percent to $152,726 from $292,911 for the nine month period ended September 30, 2011. The depreciation costs for the nine month period ended September 30, 2012 were substantially lower due to: (a) write-off of assets located in ESW’s Canadian operations as a result of the relocation of operations in 2011, (b) application of additional depreciation to cost of sales, (c) fully amortized patents, and (d) full depreciation for a portion of the assets.

The Company has valued the impairment loss at $29,984 for the balance of the office equipment, furniture and fixtures of ESW Canada Inc. as of September 30, 2012. The former landlord of the Canadian property terminated the lease for the facility as of May 1, 2012, and effective May 22, 2012, ESW Canada and its former landlord entered into an agreement for the full release of any future obligations under the prior lease agreement. For the nine month period ended September 30, 2011, the Company had valued the impairment loss at $275,867 related to the transfer of manufacturing operations to Pennsylvania, USA.

Loss from operations for the nine month period ended September 30, 2012 decreased by $3,554,141, or 73.9 percent, to $1,256,394 from $4,810,535 for the nine month period ended September 30, 2011. ESW’s loss from operations for the nine month period ended September 30, 2012 included the following non-cash items: reserve for inventory obsolescence of $252,473, allowance for doubtful accounts of $213,810, depreciation expenses of $414,782, an impairment loss of $29,984, a foreign exchange loss of $63,698 and stock based compensation expense of $62,127. In addition, cash costs of $153,034 related to the rent and other facility costs of the Canadian facility are included in loss from operations for the nine month period ended September 30, 2012. This amount includes the expenses for the full release of the Canadian facility and its lease obligations.

Effective February 3, 2012 ESW’s wholly-owned non-operational subsidiary BBL Technologies Inc., (“BBL”) filed for bankruptcy in the Province of Ontario, Canada. Due to the insolvency of BBL, the redeemable Class A special shares were cancelled and the Company recorded a $453,900 gain on the Consolidated Condensed Statement of Operations and Comprehensive Loss.

In the nine month period ended September 30, 2011, the Company incurred the following costs related to various financing and debt transactions:

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

No costs related to financing and debt transactions were incurred in the nine month period ended September 30, 2012.

COMPARISON OF THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2012 TO THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2011

RESULTS OF OPERATIONS

The following MD&A of financial condition and results of operations should be read in conjunction with the MD&A included in ESW's Annual Report on Forms 10-K, for the year ended December 31, 2011.

Revenues for the three month period ended September 30, 2012, decreased by 13.1 percent to $2,793,358 from $3,213,491 for the three month period ended September 30, 2011. The decrease in revenue is related to reduced retrofit funding opportunities and lack of enforcement of regulations by regulatory agencies, which has impacted the overall retrofit market. The decrease in revenue was offset by increases in part sales, sales of a military product, and by increasing revenues for testing services.

Cost of sales as a percentage of revenues for the three month period ended September 30, 2012 was 64.5 percent compared to 78.0 percent for the three month period ended September 30, 2011. The reduction in cost of sales in the current period of 2012 versus 2011 is reflective of the changes that were implemented in the Company’s operations since February 2011, such as the streamlining of the Canadian manufacturing operations, ESW’s focus on optimizing pricing and its materials costs, and the changing product mix with the growing contribution of the Air Testing Services.  In addition, the results for the three month period ended September 30, 2012 were negatively impacted by a write-down of inventory in the amount of $145,112. Consequently, the gross margin for the three month period ended September 30, 2012 was 35.5 percent compared to 22.0 percent for the three month period ended September 30, 2011.

Marketing, office and general expenses for the three month period ended September 30, 2012 decreased by 21.1 percent to $682,799 from $865,237 for the three month period ended September 30, 2011. The decrease is primarily due to: (a) decrease in sales and marketing wages and selling expenses by $104,687, (b) decrease in facility expenses of $79,861 resulting from release of the Canadian facility in May 2012, and (c) decrease in administration salaries and wages of $55,673. The decreases were offset by: (a) increase in investor relation costs of $16,083, (b) increase in general administration expenses of $38,790, and (c)  increase in factory expense of $2,910.

The Company incurred $0 and $624,809 as restructuring charges for the three month periods ended September 30, 2012 and 2011, respectively. The restructuring costs for the three months ended September of 2011 consisted primarily of severance, vacation payouts, operations relocation expenses and other restructuring related agreements.

R&D expenses for the three month period ended September 30, 2012 decreased by $94,603, or 36.7 percent, to $163,264 from $257,867 for the three month period ended September 30, 2011. The primary driver of R&D expenses for the three month period ended September 30, 2012 versus the comparable period in 2011 was related to ESW's pursuit of the verification expansion of its Level III product. During the three month periods ended September 30, 2012 and 2011 there was no grant funding to offset R&D cost.

Officers’ compensation and directors’ fees for the three month period ended September 30, 2012 was in line with September 30, 2011 expenses.

Consulting and professional fees for the three month period ended September 30, 2012 decreased by 37.4 percent to $42,333 from $67,670 for the three month period ended September 30, 2011. The costs are fairly consistent to prior year expenses except for ongoing monthly accruals for the estimated 2012 annual audit fees as opposed to year end accruals in 2011.

Foreign exchange loss for the three month period ended September 30, 2012 was $20,655 as compared to a gain of $16,497 for the three month period ended September 30, 2011. This is a result of the fluctuation in the exchange rate of the Canadian Dollar to the United States Dollar.

Depreciation and amortization expense for the three month period ended September 30, 2012 decreased by 52.0 percent to $37,609 from $78,406 for the three month period ended September 30, 2011. The depreciation costs for the three month period ended September 30, 2012 were substantially lower due to: (a) write-off of assets located in ESW’s Canadian operations as a result of the relocation of operations in 2011, (b) application of additional depreciation to cost of sales, (c) fully amortized patents, and (d) full depreciation for a portion of the assets.

The Company recognized a minor impairment loss for the three months ended September 30, 2012 due exchange rate fluctuation on the value of impaired property and equipment. The impairment occurred as the former landlord of the Canadian property terminated the lease for the facility as of May 1, 2012, and effective May 22, 2012, ESW Canada and its former landlord entered into an agreement for the full release of any future obligations under the prior lease agreement. Gain on impairment of property plant and equipment for the three month period September 30, 2011 was $35,437 related to recovery from sale of impaired equipment due to the transfer of manufacturing operations to Pennsylvania, USA.

Loss from operations for the three month period ended September 30, 2012 decreased by $1,178,454, or 90.9 percent, to $118,226 from $1,296,680 for the three month period ended September 30, 2011. ESW’s loss from operations for the three month period ended September 30, 2012 included the following non-cash items: (a) reserve for inventory obsolescence of $145,112, (b) depreciation expenses of $119,978, (c) stock based compensation expense of $20,709, and (d) a foreign exchange loss of $20,655.

In the three month period ended September 30, 2011, the Company incurred a $5,583 gain related to the disposal of property and equipment related to various financing and debt transactions.

No costs related to financing and debt transactions were incurred in the three month period ended September 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

ESW's principal sources of operating capital have been the proceeds from its various financing transactions. During the nine month period ended September 30, 2012, the Company used $251,086 of cash to sustain operating activities compared with $2,825,754 for the nine month period ended September 30, 2011. As of September 30, 2012 and 2011, the Company had cash and cash equivalents of $559,109 and $1,068,325, respectively.

Net cash used in operating activities for the nine month period ended September 30, 2012 amounted to $251,086. This amount was attributable to the net loss of $802,494, plus non-cash expenses such as depreciation, impairment loss, stock based compensation, gain on deconsolidation of BBL and others of $519,276, and an increase in net operating assets and liabilities of $32,132. Net cash used in operating activities for the nine month period ended September 30, 2011 amounted to $2,825,754. This amount was attributable to the net loss of $8,325,059, plus non-cash expenses such as depreciation, amortization, interest accretion expense, change in fair value of exchange feature liability and others of $4,770,653, and an increase in net operating assets and liabilities of $728,652.

Net cash used in investing activities was $557,884 for the nine month period ended September 30, 2012, as compared to $19,931 used in investing activities for the nine month period ended September 30, 2011.

Net cash provided by financing activities totaled $264,430 through a loan payable in the amount of $280,787 with repayment of $15,116 in principal and repayment under capital lease obligation amounting to $1,241 for the nine month period ended September 30, 2012, as opposed to net cash provided by financing activities of $3,972,993 for the nine month period ended September 30, 2011. In the prior year period of 2011, $4,000,000 was provided through the issuance of the notes payable to related parties and $3,857,180 from the issuance of common stock through a rights offering, $388,600 was paid towards rights offering costs, $3,492,108 was repaid under ESW's CIBC credit facility and $3,479 was repaid under capital lease obligation.

ESW operates in a capital intensive and highly regulated industry, where a long lead time to bring new products into market is considered normal. ESW continues to invest in research and development to improve its technologies and bring them to the point where its customers have a high confidence level to purchase our products.

During nine month periods ended September 30, 2012 and in 2011, ESW did not produce sufficient cash from operations to support its expenditures. Prior financings supported the Company's operations during the period. ESW's principal use of liquidity relates to the Company's working capital needs and to finance any further capital expenditures or tooling needed for production and/or its testing facilities.

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

ESW's ability to service its indebtedness, other obligations and commitments in cash will depend on its future operating performance and ability to raise capital, which will be affected by prevailing economic conditions, financial, business, regulatory and other factors. Certain of these factors are beyond ESW's control. ESW may need additional financing to meet its financial projections and obligations. Significant assumptions underlie ESW's projections, including, among other things, that ESW will be successful in implementing its business strategy, that some of ESW's products that have received verification from the appropriate regulatory authorities will obtain customer and market acceptance, and that there will be no material adverse developments in ESW's business, liquidity or capital requirements. If ESW cannot generate sufficient cash flow from operations to service its future indebtedness and to meet other obligations and commitments, ESW might be required to refinance or to dispose of assets to obtain funds for such purpose. There is no assurance that refinancing or asset dispositions or raising funds from sales of equity or otherwise could be effected on a timely basis or on satisfactory terms. In such circumstance, ESW would have to issue shares of its common stock as repayment of these obligations, which would be of a dilutive nature to ESW's present shareholders.

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

As of September 30, 2012 and December 31, 2011, the loan payable amounted to $265,671 and $0, respectively. For the nine month period ended September 30, 2012, the Company paid interest amounting to $3,434 (September 30, 2011 - $0) on the loan and also repaid principal in the amount of $15,116 (September 30, 2011 - $0).

CONTRACTUAL OBLIGATIONS

LEASES

Effective November 24, 2004, the Company's wholly-owned subsidiary, ESWA, entered into a lease agreement for approximately 40,220 square feet of leasehold space at 2 Bethlehem Pike Industrial Center, Montgomery Township, Pennsylvania. The leasehold space houses the Company's research and development facilities and also houses ESW’s manufacturing operations. The lease commenced on January 15, 2005. Effective October 16, 2009, the Company's wholly-owned subsidiary ESWA entered into a lease renewal agreement with Nappen & Associates for the leasehold property in Pennsylvania. There were no modifications to the original economic terms of the lease under the lease renewal agreement. Under the terms of the lease renewal, the lease term was extended to February 28, 2013. Effective September 24, 2012, ESWA entered into a second lease amendment agreement with Nappen & Associates for the leasehold property in Pennsylvania, whereby ESWA extended the term of the lease agreement by an additional 5 years. There were no modifications to the original economic terms of the lease. Under the terms of the second lease renewal, the lease will expire on February 28, 2018.

Effective December 20, 2004, the Company's wholly-owned subsidiary, ESWC, entered into a lease agreement for approximately 50,000 square feet of leasehold space in Concord, Ontario, Canada. The leasehold space previously housed the Company's executive offices and the manufacturing operations. The renewed lease period commenced on October 1, 2010 and ended on September 30, 2015. Effective May 1, 2012, the landlord terminated the lease agreement for the facility. The facility had been vacated prior to the lease termination.  Thereafter effective May 22, 2012, ESWC and its former landlord entered into an agreement for the full release of any future obligations under the lease agreement subject to payment of a mutually agreed consideration payable through September 2012.  The agreement provides for a full and complete release of ESWC by the landlord for the consideration and terms under the lease agreement. ESWC has fulfilled its terms of the release.  The following is a summary of the minimum annual lease payments:

Year Ending December 31,	Amount

2012 (excluding the nine months ended September 30, 2012)	$ 45,248
2013	180,990
2014	180,990
2015	180,990
2016	180,990
2017	180,990
2018	30,165

Total	$ 980,363

LEGAL MATTERS

From time to time, the Company may be involved in a variety of claims, suits, investigations and proceedings arising from the ordinary course of our business, collections claims, breach of contract claims, labor and employment claims, tax and other matters. Although claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, ESW believes that the resolution of current pending matters will not have a material adverse effect on its business, consolidated financial position, results of operations or cash flow. Regardless of the outcome, litigation can have an adverse impact on ESW because of legal costs, diversion of management resources and other factors.

The Company is pursuing a lawsuit in New York for collection of unpaid invoices related to goods delivered to a former dealer.

CAPITAL LEASE OBLIGATION

As of September 30, 2012 and December 31, 2011, the Company’s capital lease obligation amounted to $0 and $1,241, respectively.

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

During the year 2011, the Company changed the functional currency of its Canadian operations from the Canadian dollar to the U.S. dollar. For the nine month period ended September 30, 2011, ESW recognized a translation gain $102,366 reported as other comprehensive income in the consolidated condensed statements of operations and comprehensive loss.

In the consolidated condensed statements of operations and comprehensive loss for the nine month period ended September 30, 2012, ESW has recognized a translation loss of $63,698 as compared to a loss of $68,222 in September 30, 2011 primarily as a result of exchange rate differences between the U.S. dollar and the Canadian dollar.

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

ITEM 5. OTHER INFORMATION

Effective September 24, 2012, the Company’s wholly owned subsidiary ESW America Inc. (“ESWA”) entered into a second lease amendment agreement with Nappen & Associates for the leasehold property in Pennsylvania, whereby ESWA extended the expiry of the lease agreement by an additional 5 years from March 1, 2013. There were no modifications to the original economic terms of the lease. Under the terms of the second lease renewal, the lease will now expire on February 28, 2018.

On November 12, 2012, the Company’s wholly-owned subsidiary ESWA made the second draw down per the terms of the MELF Facility in the amount of $219,213. All other terms of the MELF facility remain unchanged. With the second draw down total borrowings under the MELF Facility amount to $500,000.

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

DATED: November 15, 2012
Montgomeryville, PA, USA

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.

BY: /S/ MARK YUNG
MARK YUNG
EXECUTIVE CHAIRMAN

/S/ PRAVEEN NAIR
PRAVEEN NAIR
CHIEF FINANCIAL OFFICER

EXHIBIT 31.1

CERTIFICATION PURSUANT TO SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

I, Mark Yung, certify that:

1. I have reviewed this amended quarterly report on Form 10Q of Environmental Solutions Worldwide, Inc;

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

c) Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's third fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's Board of Directors (or persons performing the equivalent function):

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

DATE: NOVEMBER 15, 2012

BY: /S/ MARK YUNG
MARK YUNG
EXECUTIVE CHAIRMAN

EXHIBIT 31.2

CERTIFICATION PURSUANT TO SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

I, Praveen Nair, certify that:

1. I have reviewed this amended quarterly report on Form 10Q of Environmental Solutions Worldwide, Inc;

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

c) Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's third fiscal quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's Board of Directors (or persons performing the equivalent function):

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

DATE: NOVEMBER 15, 2012

 /S/ PRAVEEN NAIR
PRAVEEN NAIR
CHIEF FINANCIAL OFFICER

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U. S. C. SECTION 1350 AS
ADOPTED PURSUANT TO SECTION 906 OF

THE SARBANES-OXLEY ACT OF 2002

In connection with the Amended Quarterly Report on Form 10-Q of Environmental Solutions Worldwide, Inc. (the "Company") for the quarterly period September 30, 2012 (the "Report"), Mark Yung, Executive Chairman of the Company, hereby certify, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) To my knowledge, the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

DATE: NOVEMBER 15, 2012

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

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U. S. C. SECTION 1350 AS
ADOPTED PURSUANT TO SECTION 906 OF

THE SARBANES-OXLEY ACT OF 2002

In connection with the Amended Quarterly Report on Form 10-Q of Environmental Solutions Worldwide, Inc. (the "Company") for the quarterly period September 30, 2012 (the "Report"), Praveen Nair, Chief Financial Officer of the Company, hereby certify, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1). To my knowledge, the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

DATE: NOVEMBER 15, 2012

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