Form 10-K
period 2012-12-31
ENVIRONMENTAL SOLUTIONS WORLDWIDE INC
filed 2013-03-20
CIK 1082278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended - December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $ 1,289,791 as of December 31, 2012 based upon the closing sale price reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the registrant.

There were 228,213,143 shares of the registrant's Common Stock outstanding as of March 19, 2013.

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

ITEM 1. BUSINESS

GENERAL

Environmental Solutions Worldwide, Inc. ("ESW", "ESW Group®" or the "Company") is a publicly traded Florida corporation formed in 1987 in the State of Florida. ESW is focuses on the medium duty and heavy duty diesel engine market for on-road and off-road vehicles as well as the utility engine, mining, marine, locomotive and military industries. ESW offers engine and after treatment emissions verification testing and certification services. ESW's common stock is currently quoted on the OTCQB, which is part of the OTC Market Group's quotation system under the symbol (ESWW).

The "ESW Group®" trade name is being used to identify the Company's potential participation in business opportunities outside its traditional focus of engine emissions controls.

ESW operates through four wholly-owned subsidiaries:

•

ESW America Inc. (“ESWA” or “ESW America”), a Delaware corporation, is ESW's emissions testing services division. ESW America houses ESW's engine emissions testing laboratory and certification services. ESW America is capable of performing engine emissions verification test protocols for the Environmental Protection Agency (“EPA”), California Air Resources Board ("CARB") and the Mine Safety and Health Administration ("MSHA"). ESW America's capabilities include certification and verification of internal combustion and compression engines ranging from 5 to 600 horsepower as well as vehicle chassis (up to 1000 horsepower) and motorcycle / ATV testing capabilities. ESW America is a fully compliant ISO 9001:2008 certified laboratory testing facility.

•

Technology Fabricators Inc. (“TFI”), a Delaware corporation, and a wholly-owned subsidiary of ESW, serves as a fabrication, substrate and ThermaCat system manufacturing facility. TFI started active operations in October 2011.

•	ESW Canada Inc. (“ESWC” or “ESW Canada”), an Ontario corporation, houses ESW Group’s Canadian operations including research and development for ESW's catalytic product lines.
•	ESW Technologies Inc. (“ESWT”), a Delaware corporation, holds ESW's intellectual property, and/or rights to the same.

ESW is a developer of diesel emissions technology solutions, advancing emissions reduction technology by commercializing leading edge proprietary catalytic emission conversion, control and support products and technologies. ESW's key technologies and products are detailed below and are suited to the stringent global emissions regulations being implemented. Among the key products are ESW's ThermaCat and XtrmCat diesel emissions control technologies. ESW also manufactures military technologies including the StlthCat and Scat-IR-Shield exhaust shielding technology employed on U.S. Marine Light Armored Vehicles.

ESW is focused on the retrofit opportunities available in North America. ESW has successfully expanded coverage of the North American market by making continuous improvements to its distributor base. ESW has 33 distributors and 1 servicing distributor as of December 31, 2012. ESW's current distribution network allows the Company to position and support its technologies in key markets spanning from California to New York. ESW continues to focus on growing its "share of wallet" within its existing distributor base, as well as expanding its distributor network across North America, and will opportunistically expand into markets outside of North America if deemed to be accretive in the short term to the Company.

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

In the U.S., the EPA, CARB and MSHA continue to place great emphasis on compliance with emission reduction standards. The identification of diesel particulate matter ("PM") as a toxic air contaminant in 1998 led CARB to adopt the Risk Reduction Plan to Reduce Particulate Matter Emissions from Diesel-fueled Engines and Vehicles (Plan) in September 2000. Since 2008, EPA has funded nearly 60,000 pieces of clean diesel technology through the National Clean Diesel Campaign. These technologies include emissions and idle control devices, aerodynamic equipment, engine and vehicle replacements, and alternative fuel options. The projects meet critical local air quality needs by deploying both proven and emerging technologies much earlier than would otherwise occur.

The cost of meeting emission regulations, retrofit and replacement projects in the U.S. is estimated to be approximately $7 billion dollars as published in the National Clean Diesel Campaign Fact Sheet (Source: EPA's National Clean Diesel Campaign Fact Sheet). CARB estimates retrofits and engine replacements for approximately 420,000 trucks and buses registered in California as well as those transiting California roadways from other states and countries. As of today, 16 U.S. states have committed to voluntarily adopt California's stricter regulations to control greenhouse gas emissions.

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

The Diesel Emissions Reduction Program (known as "DERA") was created under the Energy Policy Act of 2005. This gave the EPA new grant and loan authority for promoting diesel emission reductions and authorized appropriations to the EPA of up to $200 million per year for fiscal years 2007 through 2011. In January 2011, the U.S. government successfully reauthorized the DERA for five more years. In January 2010, legislation was passed reauthorizing DERA grants to eligible entities for projects that reduce emissions from existing diesel engines. The bill, passed by the Senate on authorizes up to $100 million annually for fiscal years 2012 through 2016 and allows for new types of funding mechanisms. $29.9 million was appropriated by Congress for fiscal 2012. This will continue the legislation's important environmental and economic benefits for the U.S. Passage of the DERA reauthorization will play a major role in the U.S.'s effort to expand clean air initiatives. In its first five years, DERA has proven to be one of the nation's most successful clean air programs. In addition, DERA has provided an average of $20 worth of environmental and health benefits for every $1 spent.

The EPA and CARB programs are accelerating the activities toward creation of active markets for diesel emissions reduction technologies and products in the U.S. These markets include retrofit applications in on- and off-road segments, as well as for stationary power generation and marine and rail applications. Thus, the market for diesel emissions reduction technologies and products is still evolving. We expect continued demand for diesel emissions reduction technologies and products for the diesel engine market, owners of existing fleets of diesel-powered vehicles, and expanding requirements from the off-road, marine and railroad sectors. It is an essential requirement of the U.S. retrofit market that emissions control products and systems are verified under the EPA and/or CARB protocols to qualify for credits within the EPA and/or CARB programs. Funding for these emissions control products and systems is generally limited to those products and technologies that have already been verified. ESW has CARB Level III + product verifications that allow ESW to sell to customers with access to governmental funding for retrofit programs.

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

ESW is executing on the following items to succeed in its business strategy:

•	Increase the revenue and margin opportunities from its catalyst product line by identifying and focusing resources on its "sweet-spots".
•	Expand its North American distribution network and increase its "share of wallet" with the funding agencies.
•	Seek complementary partnerships that provide growth opportunities for its core businesses.
•	Invest in new product and process technologies to broaden its array of products available to distributors and end-users.

•	Act as a trusted emissions solution provider to regulators and clients.
•

Capitalize on ESW America's unique geographical presence and perform engine emissions verification test protocols to provide value-added services in the testing verification /certification for ESW as well as third party products.

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

THERMACAT Active Diesel Particulate Filter is an advanced Level III+ technology that provides the flexibility and pre-retrofit usability that makes the ThermaCat a seamless retrofit device for its end-users. Other competing retrofit technologies either limit the vehicles' use or required driver interaction and limit the vehicles' availability during regular or multi-shift operations. These competing solutions increase costs in manpower and vehicle management that add to the retrofit devices initial purchase price. The ThermaCat is designed to address these issues with the introduction of an exothermic based (flameless technology) that utilizes the vehicle's existing fuel supply to supplement and raise the exhaust heat so that the Diesel Particulate Filter can regenerate and continue normal operations. The system operates in the background, transparent to the vehicle operator and does not impact the vehicle's normal operations. ESW took comprehensive steps to ensure the safe operation of the ThermaCat that included meeting Federal Motor Vehicle Safety Standards 301S for fuel system integrity for School Buses. This included a school bus crash test that tested the integrity of the fuel system incorporated in the ThermaCat system. ESW also completed a 1,000 hour vibration test that simulated a typical 100,000 mile life cycle on rural roads. ESW's ThermaCat Active Level III+ catalyst system has obtained CARB verification for a variety of on- and off-road engine applications including exhaust gas recirculation (“EGR”) engines.

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

ESW America Inc. is ESW’s Emissions and Durability Testing Facility. ESW America performs engine emissions verification test protocols according to established EPA, CARB and MSHA standards, while providing vehicle and engine manufacturers with a wide range engine and chassis dynamometer-based durability testing. ESW America has capabilities for providing testing protocols with a broad range of fuels, including diesel, gasoline, and alternative fuels. ESW America Engine Dynamometer-based Durability Testing protocols can also help develop custom accelerated aging test schedules for emissions control technologies, or support customer-designed tests for component stress. A full range of services is offered including emissions testing, compilation and submission of applications, final issuance of the certifications, production line, and audit testing. ESW America offers customers complete testing and validation services that includes complete project management and verification management.

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

ESW's direct competitors in the North American on-road, off-road, and mining markets include Engine Control Systems, Donaldson, DCL, Hug, and Huss.

ESW's marine and rail products compete in the engine rebuild sector with low oil consumption kits provided by manufacturers such as EMD and other DOC technology providers such as Miratech.

ESW America faces competition from established emissions and durability testing facilities such as South West Research Institute, Intertek and TRC and smaller facilities such as Olson-Eco Logic and California Environmental Engineering.

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

•

Leading edge products that are designed to have operational and technical advantages over the competition and are priced competitively in the market. The ThermaCat is an example of a product that offers technical and operational advantages over competing products.

•

Solution driven services - ESW does not only offer an emission control technology, but also provides a variety of tailored engineering solutions, extensive on-site and remote installation training programs, as well as project management services.

•

ESW America Testing Services - ESW America provides the Company with the unique ability to develop and verify new catalyst technologies developed by the Company. ESWA allows the Company to quickly react to changing regulatory requirements, as well as offer the trusted emissions results to ESW and external clients that comply with strict CARB and EPA testing standards.

ESW America differentiates itself from the competition in the air and durability testing market by continually updating its testing facilities and equipment in response to changing regulatory mandates and vehicle technology. ESW America also provides a broad set of capabilities for advanced research, engineering and testing for various aftermarket products and new technologies. In addition, ESW America is one of a small number of testing facilities located on the east coast of the United States which is capable of running tests for CARB and EPA certification and verification programs. ESW America’s location provides a logistical advantage for clients focused on the east coast of the United States.

RAW MATERIALS

The primary raw materials used to manufacture ESW’s catalyst products include, but are not limited to stainless steel, stainless steel wire, stainless steel tubing, precious metals such as platinum and palladium, particulate filters and other electronic and mechanical components.

Overall, particulate filters and precious metal coated components accounted for the most significant component of ESW's raw materials costs in 2012. ESW is exposed to fluctuating raw material prices, and is particularly exposed to price fluctuations for certain precious metals such as platinum and palladium. ESW seeks to offset raw material price fluctuations on its result of operations by passing through certain price increases, negotiating volume discounts from raw material suppliers; purchasing high-value inventory components based on committed orders; scrapping and selling steel cut-offs at the highest possible price; and implementing continuous cost reduction programs. ESW does not currently pursue a financial hedging strategy for any of its raw materials.

ESW's results of operations could be adversely affected if steel and precious metal prices increase substantially unless the Company is successful in passing along these price increases to customers or otherwise offset these in material and/or operating costs.

Other raw materials or components purchased by ESW include electronic components, tools, fasteners, other steel and components for the Level III plus ThermaCat product, as well as a variety of custom alloy materials and chemicals, all of which are available from numerous suppliers. For ESW America Testing Services, key raw materials include fuels, rollers and other consumables.

CUSTOMERS

ESW's customers consist of established distributors focused on the emissions retrofit space and OEM engine manufacturers for the Air Testing business. ESW generated sales from 55 customers in 2012 as compared to 44 customers in fiscal year 2011. The top three customers accounted for 27.8%, 15.8% and 7.7% of revenues in 2012. In 2011, top three customers accounted for 41.2%, 15.7% and 10.6% of ESW's revenue.

ESW will continue to establish long-term relationships with new customers and foster opportunities with existing distributors. The loss of, or major reduction in business from, one or more of the major distributors could have a material adverse effect on ESW's liquidity, financial position, or results of operations

PATENT AND TRADEMARKS

ESW develops new technologies or furthers the development of existing technologies through internal research and development. Where necessary, ESW will seek access to third-party patents and/or licenses to develop new products and services aimed at the emissions and air testing markets.

Through its wholly-owned subsidiary ESW Technologies Inc., ESW holds both Canadian and U.S. patents covering catalytic converter and related technology. ESW will pursue its legal rights to the fullest extent of the law to ensure non-infringement of its established patents. However, there can be no assurance that these patents or existing or future trade secret protections that ESW pursues, will survive legal challenge, or provide meaningful levels of protection.

Additionally, ESW possesses certain registered and common law trademarks. ESW considers the goodwill associated with the trademarks to be an important part of developing product identity.

PRODUCT CERTIFICATION

ESW's customers have acquired, where necessary, engine certifications and catalyst verifications using ESW products from such authorities as the EPA, CARB, MSHA and ETV Canada for gasoline and diesel products.

In 2009 ESW's ThermaCat Active Level III Plus catalyst system was verified by CARB for a variety of on- and off-road engine applications (PM reduction greater than 85%). The ThermaCat filter system is a combined technology comprised of a chemically coated wire mesh substrate and Diesel Particulate Filter (DPF) combined with an electronically controlled external fuel injection component. The ThermaCat regeneration process is an electronically controlled exothermic reaction and occurs automatically during normal vehicle operation, transparent to the operator. Effective July 2012 ESW's ThermaCat-e Active Level III Plus catalyst system was verified by CARB for a variety of on-road EGR engine applications. Effective December 31, 2012 ESW has demonstrated compliance with nitrogen dioxide (N02) limits using the Nonroad Transient Composite test cycle for the Company’s existing ThermaCat Active Level III Plus Diesel Particulate Filter System targeted at Off-road applications. ESW is pursuing the verification / certification of a ThermaCat-e Active Level III Plus Diesel Particulate Filter System targeted at EGR off-road engines.

In August 2011, ESW's XtrmCat Kit was certified for 2 stroke, Category 2, marine engines by the EPA. The issuance of the 'remanufacturing certificate' was a significant milestone for the Company as it validates the DOC technology for the marine market sector. The Certifications are applicable to Electro-Motive Diesel (“EMD”) 710 and 645 engines. The XtrmCat can achieve Tier 0 and Tier I compliance as per 40 CFR 1042 when retrofitted to EMD 710 and 645 engines.

ESW's XtrmCat product designed for locomotive, Tier 0, turbocharged EMD 645 and 710 engines was tested at an EPA recognized facility for certification during March and April 2011 along with the marine product together with a partner company. We are exploring opportunities to obtain certifications for the aforementioned locomotive engines.

ESW's products are generally sold according to appropriate government application regulations; however, ESW does not need government approval to sell its products into unregulated markets.

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

ESW's ThermaCat Active Level III Plus on-road catalyst system which has been verified as a Level III technology is typically required to meet CARB limited warranty standard of 5 years or 100,000 miles, or 2 years unlimited miles depending on engine application.

ESW's ThermaCat Active Level III Plus off-road catalyst system which has been verified as a Level III technology is typically required to meet CARB limited warranty standard of 5 years or 4,200 hours.

To date ESW has not had any major product warranty recalls.

MANUFACTURING AND TESTING SERVICES

Technology Fabricators Inc. (“TFI”) houses ESW’s manufacturing operations and is co-located at 200 Progress Drive, Montgomeryville, PA, 18936 along with ESW America Inc. (“ESWA”), an emissions and durability testing laboratory. TFI manufactures all ESW products. The facility has the capability to design, develop and manufacture complete catalytic converter systems based on specific customer requirements. The 40,200 square foot facility also houses the ESW America emissions testing laboratory capable of performing engine emissions verification test protocols. ESW America incorporates eight dedicated engine and vehicle dynamometer test cells.

ESW America’s capabilities include:

•	Engine dynamometer capacity from 5hp to 1000hp, including both transient and steady state testing.
•	Chassis dynamometer testing, including light duty (up to 11,000lbs) and medium/heavy duty (up to 50,000lbs).
•	Motorcycle / ATV dynamometer
•	Full flow Constant Volume Sampling emission measurement system capability across all test cells.
•	All emission systems have a dual Nitrogen Oxide Chemiluminescence detector and the capability of non-methane hydrocarbon measurement.
•	Engine dynamometer test cells comply with 40 Code of Federal Regulations (CFR) Part 60, 86, 89, 90, 92, 1042, 1048 and CARB testing protocols.
•	Test Cells are currently in transition to 40 CFR Part 1065.

ESW's manufacturing and testing facilities are subject to continuous investment to ensure best-in-class capabilities to meet the challenges of a dynamic marketplace, as well as the need for greater efficiencies, to improve quality systems, and to meet the demands placed by changing regulations.

RESEARCH AND DEVELOPMENT

In 2012, research and development costs amounted to $759,847 (2011 - $692,977). ESW aggressively pursues testing as well as research and development for new products to serve potential customers and meet new regulations that are regularly being imposed on the industry. Through proprietary methods for improving ESW's catalyzed substrates, there are prospects for the development of innovative applications outside of ESW's current verified product line. ESW continues to spend further resources on new research and development projects.

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

ITEM 1A. RISK FACTORS

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report includes statements of our expectations, intentions, plans and beliefs that constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to matters such as sales growth, price demand for our products and services as well as competition, and our ability to obtain additional financing should same be necessary to sustain our operations. We have used words such as "may," "will," "should," "expects," "intends," "plans," "anticipates," "believes," "thinks," "estimates," "seeks," "predicts," "could," "projects," "potential" and other similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating tour operations and business environments, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements. These risks and other factors include those listed in this Item 1A. "Risk Factors" and elsewhere in this report.

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

ESW HAS INCURRED LOSSES IN THE PAST AND EXPECTS TO INCUR LOSSES IN THE FUTURE SHOULD ITS BUSINESS PLAN NOT BE EFFECTIVE.

ESW has incurred losses in each year since its inception. ESW's net loss for the fiscal year ended December 31, 2012 was $1,412,269 and accumulated deficit as of December 31, 2012 was $54,510,378. As ESW's sales and revenue continue to be unpredictable, and should ESW's current business plan not be effective, ESW expects to experience additional periods with operating losses.

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

RISKS RELATED TO THE MARKET FOR ESW'S COMMON STOCK

THE PRICE OF ESW'S COMMON STOCK HAS BEEN HIGHLY VOLATILE.

ESW's common stock has traded as low as $0.02 per share and as high as $0.08 per share in the twelve (12) months ended December 31, 2012. Some of the factors leading to the volatility include:

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

ESW'S COMMON STOCK IS CURRENTLY TRADED ON THE OTC MARKETS - OTCQB TIER AND AN INVESTOR'S ABILITY TO TRADE ESW'S COMMON STOCK MAY BE LIMITED BY TRADING VOLUME.

The trading volume in ESW's common stock has been relatively limited. ESW's common stock may not generate a consistently active trading market on the OTC Markets. The average daily trading volume of ESW common stock for the year ended December 31, 2012 was approximately 15,981 shares. ESW has a limited trading history and there can be no assurances that there will be increased liquidity in ESW stock.

ESW's stock was previously quoted on the Frankfurt Stock Exchange (FWB), under the symbol (EOW). Effective December 15, 2012, Deutsche Börse AG, the operator of the Frankfurt Stock Exchange, decided to close the First Quotation Board, in its then current form. On December 14, 2012, with the closure of the First Quotation Board, the Company's common stock listing was removed from the Frankfurt Stock Exchange.

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

SEVERAL OF ESW'S SHAREHOLDERS OWN A SIGNIFICANT AMOUNT OF ESW'S OUTSTANDING SHARES AND COLLECTIVELY MAY BE ABLE TO DECIDE CERTAIN CORPORATE ACTION.

A group of ESW's shareholders collectively own 154,613,935 shares which is equivalent to 68.0% of the outstanding shares of the Company based upon the Company's certified list of shareholders as of March 19, 2013 on an undiluted basis. As such, all or some of these shareholders may be able to control aspects of ESW's business operations including the election of board members, the acquisition or disposition of assets, the Company's business plans / strategy and the future issuance of shares. For additional information about beneficial ownership please refer to ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

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

ESW IS CURRENTLY DEPENDENT ON A FEW MAJOR CUSTOMERS / DISTRIBUTORS FOR A SIGNIFICANT PORTION OF ITS REVENUES.

ESW recorded sales from 55 customers in fiscal year 2012 as compared to 44 in fiscal year 2011. Three of its customers accounted for 27.8%, 15.8% and 7.7% respectively of the Company's revenue in the fiscal year 2012. Three of its customers accounted for 41.2%, 15.7% and 10.6% respectively of the Company's revenue for the fiscal year 2011. ESW will continue to establish long-term relationships with new customers and foster opportunities with existing distributors. The loss of, or major reduction in business from, one or more of the major distributors could have a material adverse effect on ESW's liquidity, financial position, or results of operations.

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

ESW MAY NOT BE ABLE TO OBTAIN DIRECT OR INDIRECT REGULATORY CERTIFICATION OR VERIFICATION APPROVALS WITH RESPECT TO CERTAIN PRODUCTS.

The industry that ESW operates in is regulated. In the United States of America these regulations are enforced by U.S. Environmental Protection Agency ("EPA") and California Air Resources Board ("CARB"). ESW plans to further develop and market catalytic converter products and support technologies that meet new regulations enforced by these agencies. If ESW is unable to demonstrate the feasibility of these products or obtain in a timely manner the verification and or certifications for its products from such regulatory agencies as the EPA or CARB, ESW may have to abandon the products or alter its business plan. Such modifications to ESW's business plan will have an adverse effect on revenue and its ability to achieve profitability. The regulatory approval process with EPA and CARB is complex and requires lengthy and expensive durability testing which must precede final certification/verification of products. ESW does not control the timeliness of the certification/verification process; however, ESW has taken steps to ensure the efficacy of ESW's contribution to the certification/verification process.

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

ESW FACES INTENSE COMPETITION AND RAPID TECHNOLOGICAL ADVANCES FROM COMPETITORS.

Competition among companies that provide solutions for pollutant emissions from diesel engines is intense. Several companies market products that compete directly with ESW products. Other companies offer products that potential customers may consider to be acceptable alternatives to ESW products and services. ESW faces direct competition from companies with far greater financial, technological, manufacturing and personnel resources. ESW also faces direct competition with companies who purchase their substrates from others, and do further processing with their own formulas and fabrication for direct sale to the market place. Newly developed products could be more effective and cost efficient than ESW's current products or those ESW may develop in the future. Many of ESW's current and potential future competitors have substantially more engineering, sales and marketing capabilities, substantially greater financial, technological and personnel resources, and broader product lines than ESW. ESW also faces indirect competition in the form of alternative fuel consumption vehicles such as those using methanol, hydrogen, ethanol and electricity.

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

•              precious metals; and

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

ESW DOES NOT HAVE A SIGNIFICANT LEVEL OF PRODUCT RECALL INSURANCE DUE TO ITS HIGH COST.

ESW's catalytic converter products are subject to extended warranty programs that could generate substantive product liability and warranty claims against the Company. ESW's ThermaCat and ThermaCat-e Active Level III Plus on-road catalyst system which has been verified as a Level III technology is typically required to meet CARB limited warranty standard of 5 years or 100,000 miles or 2 years unlimited miles depending on engine application. ESW's ThermaCat Active Level III Plus off-road catalyst system which has been verified as a Level III technology is typically required to meet CARB limited warranty standard of up to 5 years or 4,200 hours. Any failure of ESW's product may result in a recall or a claim against ESW. Due to the high cost of product recall insurance, ESW does not maintain significant amounts of insurance to protect against claims associated with use of its product. Any claim against ESW, whether or not successful, may result in expenditure of substantial funds and litigation and may require management's time and use of ESW resources and may have a materially adverse impact on the Company's overall ability to continue operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

ESW has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2012 fiscal year and that remained unresolved.

ITEM 2. PROPERTIES

ESW does not own real property. Through its subsidiary, ESW America Inc., ESW leases its executive offices as well as its production and emissions testing laboratory facility which totals approximately 40,220 square feet. ESW’s facility is located at 200 Progress Drive, Montgomery Township, Pennsylvania. The lease for this facility expires on February 28, 2018.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

The Company's Common Stock is quoted under the symbol "ESWW" on the OTC Markets ("OTCM") - OTCQB tier operated by the OTC Markets Group Inc.

ESW's Common Stock was previously also quoted on the Frankfurt Stock Exchange (FWB), under the symbol (EOW). Effective December 15, 2012, Deutsche Börse AG, the operator of the Frankfurt Stock Exchange, decided to close the First Quotation Board, in its then current form. On December 14, 2012, with the closure of the First Quotation Board, the Company's common stock listing was removed from the Frankfurt Stock Exchange.

FISCAL 2012	HIGH	LOW
1st Quarter	$ 0.08	$ 0.03
2nd Quarter	$ 0.08	$ 0.03
3rd Quarter	$ 0.08	$ 0.03
4th Quarter	$ 0.06	$ 0.02

FISCAL 2011	HIGH	LOW
1st Quarter	$ 0.29	$ 0.16
2nd Quarter	$ 0.22	$ 0.07
3rd Quarter	$ 0.13	$ 0.08
4th Quarter	$ 0.11	$ 0.05

HOLDERS

As of December 31, 2012 there were approximately 264 stockholders of record of the Company's Common Stock (excluding DTC position listings). The Company estimates there are approximately 1,948 additional stockholders with stock held in street name. On December 31, 2012, there were 224,098,447 shares of common stock outstanding.

DIVIDENDS

The Company has not declared or issued any dividends in the past and intends to retain future earnings, if any, for general business purposes.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth as at December 31, 2012 securities authorized for issuance under equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION
	(A)	(B)	(C)	(D)
	Number of securities to be	Weighted-average	Number of securities to be	Number of securities remaining
	issued upon exercise of	exercise price of	issued upon vesting of	available for future issuance under
	outstanding options	outstanding options	restricted stock grants	equity compensation plans
PLAN CATEGORY				(excluding securities in column A & C)
2002 Stock Option Plan
(Shareholder Approved.
Authorized - 5,000,000 shares)	350,000	$0.48	0	0
2010 Stock Option Plan
(Shareholder Approved.
Authorized - 5,000,000 shares)	850,000	$0.49	350,000	2,099,998

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

OVERVIEW

ESW was incorporated in the State of Florida in 1987. Our principal executive offices are located at 200 Progress Drive, Montgomeryville, PA, 18936. Our telephone number is (905) 695-4142 and (215) 699 0730. Our website is www.eswgroup.com. Information contained on our website does not constitute a part of this 10-K report.

Environmental Solutions Worldwide Inc. ("we," "us," "ESW" or the "Company") is a publicly traded company engaged through its wholly-owned subsidiaries ESW Canada Inc. (“ESWC”), ESW America Inc. (“ESWA”), Technology Fabricators Inc. (“TFI”) and ESW Technologies Inc. (“ESWT”), (together "ESW Group®") in the design, development, manufacture and sale of emission technologies and services. ESW is currently focused on the medium duty and heavy duty diesel engine market for on-road and off-road vehicles as well as the utility engine, mining, marine, locomotive and military industries. ESW also offers engine and after treatment emissions verification testing and certification services.

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

ESW has made significant efforts and investment to comply with emissions regulations which came into force in January of 2009. ESW's ThermaCat Active Level III Plus catalyst system has been verified by CARB for a variety of on- and off-road engine applications (PM reduction greater than 85%). The ThermaCat-e Active Level III Plus catalyst system has been verified by CARB for a variety of on-road EGR engine applications. The ThermaCat filter system comprises of a chemically coated wire mesh substrate and Diesel Particulate Filter (DPF) combined with an electronically controlled external fuel injection component. The ThermaCat regeneration process is an electronically controlled exothermic reaction and occurs automatically during normal vehicle operation, transparent to the operator.

The EPA's Voluntary Diesel Retrofit Program signed a Memorandum of Agreement with the State of California Air Resources Board for the coordination and reciprocity in diesel retrofit device verification. The EPA recognizes and accepts those retrofit hardware strategies or device-based systems that have been verified by CARB. This reciprocity agreement allows ESW's ThermaCat technology to be used in the remaining 49 states and it allows ESW to participate in EPA funded programs.

In 2012, ESW continued to focus on optimizing the Company's operations around its "sweet spots" and capturing a greater market share in the catalytic converter and emissions testing markets whilst ensuring steps towards profitable growth. The key factors that are in ESW's favor are: (a) continued regulatory push for emissions reductions in the United States, (b) funding available from public agencies, (c) a market-leading Level III active catalytic converter technology and an established distribution network in North America, and (d) CARB and EPA certification and verification capable emissions and durability testing services.

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

ESW is pursuing the verification / certification of a ThermaCat-e Active Level III Plus Diesel Particulate Filter System targeted at EGR off-road engines.

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

ESW made the following adjustments to its business in 2011 and 2012 to improve its operational results, and continues to improve and adjust its strategy based on demand and business needs.

1)           ESW has reviewed and continues to review its costs for inefficiencies and has taken steps to reduce its operating expenses. Key cost reduction initiatives during 2011 included the restructuring of its management team, the termination of certain contracts and the re-negotiation of board and consulting obligations, amongst others. In addition, during the second semester of 2011, ESW reduced its overhead costs by re-locating its Canadian manufacturing operations to its facilities located in Pennsylvania and subsequently terminated its Lease Agreement in May 2012 under favorable settlement and release terms. Further ESW has executed a second lease amendment for its Montgomeryville, PA facility with the lease term extended out to February 2018 under the same economic terms of the in-place lease agreement.

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

               ESW will also partner with Companies where technology synergy exits and enables broader market coverage. In December 2012 ESW announced that Webasto Product North America, a world leader in idle reduction technologies, and ESW Group® will market their two technologies together, this gives fleets and municipalities the opportunity to obtain DERA (Diesel Emission Reduction Act) funding for emission control and idle reduction equipment as a combined retrofit package.

7)           ESW is focusing on increasing revenue from testing services provided to third parties from its ESW America Emissions Testing Facility in Montgomeryville, Pennsylvania. ESW America’s Services in Montgomeryville, PA continues to see a sizeable increase in business, in line with ESW’s effort to increase revenues from these operations. In 2012, ESW’s Emissions Testing Services in Montgomeryville, PA has seen a sizeable increase in business, in line with ESW’s effort to increase revenues from these operations.

As a result from these actions, the Company has improved its operating results in 2012, specifically in the second half of 2012. The Company has reduced inefficiencies in personnel-related costs, manufacturing costs and other discretionary expenditures that are within the Company's control. The Company has lowered its overhead costs while maintaining its focus on the sales, marketing and customer service efforts. The changes in the business have lowered the overall operating costs in the Company and have improved the Company's overall results in 2012.  This has been accomplished without affecting the Company's positioning of its existing products and testing services as well as its efforts to develop and deliver the next generation of leading emissions products and services.

COMPARISON OF YEAR ENDED DECEMBER 31, 2012 TO YEAR ENDED DECEMBER 31, 2011

RESULTS OF OPERATIONS

Revenue for the year ended December 31, 2012, decreased by $1,359,342, or 11.4 percent, to $10,526,323 from $11,885,665 for the year ended December 31, 2011. The decrease in revenue for ESW's verified ThermaCat Level III products is related to reduced retrofit funding opportunities, an evolving competitive landscape, and a lack of enforcement of regulations by regulatory agencies, which has impacted the overall retrofit market. The decrease in revenue was offset by increases in parts sales, sales of the military product, and by increasing revenues of ESW America’s emission testing operations. Revenue from emission testing as a service to outside customers increased from $581,591 for the year ended 2011 to $747,560 for the year ended 2012.

Cost of revenue as a percentage of revenue for the year ended December 31, 2012 was 65.9 percent compared to 81.7 percent for the year ended December 31, 2011. Cost of revenue for the year ended December 31, 2012 decreased by $2,772,240 or 28.5 percent. The primary reason for the higher gross margin for the year ended December 31, 2012 were the changes that were implemented in the Company’s operations since February 2011, such as the streamlining of the Canadian manufacturing operations, ESW’s focus on optimizing pricing and its materials costs, and the changing product mix with the growing contribution of ESW America Emissions Testing Services.  In addition, the results for the year ended December 31, 2012 were negatively impacted by a write-down of inventory in the amount of $252,473 compared to a write-down for slow moving inventory in the year ended December 31, 2011 in the amount of $638,048. Of these amounts $252,473 and $223,007 has been setup as a reserve at December 31, 2012 and 2011 respectively.

Marketing, office and general expenses for the year ended December 31, 2012, decreased by $574,094, or 14.8 percent, to $3,317,720 from $3,891,814 for the year ended December 31, 2011. The decrease is primarily due to: (a) a decrease in facility expenses of $197,492 resulting from rent and cost savings related to the release of the Canadian facility and application of higher facility overheads to cost of revenue, (b) a decrease in factory expense of $328,205 resulting from cost saving initiatives and higher factory overheads applied to cost of revenue, (c) a decrease in administration salaries and wages of $153,160 resulting from restructuring activities in 2011, and (d) a decrease in customer service, sales and marketing and wages and selling expenses of $201,894 due to lower salaries and wages and travel cost. The decreases were offset by: (a) a provision for uncollectable accounts of $218,952 recorded for two distributors with whom the Company has had a commercial dispute, and (b) an increase in general administration expenses of $15,882 attributed to hiring expenses for new employees and technology support expenses and (c) an increase in investor relation costs of $71,823 due to legal costs related to corporate actions.

The Company incurred $0 and $1,385,685 in restructuring charges for the year ended December 31, 2012 and 2011, respectively. The expense incurred during the year ended December 31, 2011 was related to restructuring, severance and other related payments.

Research and development ("R&D") expenses for the year ended December 31, 2012 increased by $66,870, or 9.6 percent, to $759,847 from $692,977 for the year ended December 31, 2011. The primary driver of R&D expenses for the fiscal year 2012 was related to ESW's pursuit of the verification expansion of its Level III product. ESW benefitted during the year ended December 31, 2011 from grant money amounting to $278,712. During the year ended December 31, 2012, there was no grant funding to offset R&D cost.

Officers’ compensation and directors’ fees for the year ended December 31, 2012 increased by $97,723, or 14.0 percent, to $797,863 from $700,140 for the year ended December 31, 2011. The increase is mainly due to changes in the Company’s board and executive compensation structure.

Consulting and professional fees for the year ended December 31, 2012 decreased by $67,571, or 20.1 percent, to $268,952 from $336,523 for the year ended December 31, 2011. In the prior year period expenses were higher and related to fees related to a management consultant.

Foreign exchange loss for the year ended December 31, 2012, was $72,517 as compared to a loss of $248,306 for the year ended December 31, 2011. In 2011, due a change in accounting policy, ESW recognized a translation loss of $186,812, this amount is included in foreign exchange loss in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2011.

Depreciation and amortization expense for the year ended December 31, 2012 decreased by 44.4 percent from $203,811 to $366,266 year-on-year. In the year ended December 31, 2012 the depreciation costs were substantially lower as (a) we applied additional depreciation to cost of revenue, and (b) a portion of the assets have been fully depreciated.

The Company has recorded an impairment loss of $31,172 for property, plant and equipment of ESW Canada for the year ended December 31, 2012. The former landlord of the Canadian property terminated the lease for the facility as of May 1, 2012, and effective May 22, 2012, ESW Canada and its former landlord entered into an agreement for the full release of any future obligations under the prior lease agreement. For the year ended December 31, 2011, the Company had valued the impairment loss at $163,668. The impairment was related to the transfer of manufacturing operations to Pennsylvania, USA.

Loss from operations for the year ended December 31, 2012, decreased by $3,746,395 or 66.8 percent, to $1,866,169 from $5,612,564 for the year ended December 31, 2011. Of the $1,866,169 in loss from operations, $1,416,252 was attributed to non-cash losses for the year ended December 31, 2012, including depreciation and amortization of $586,196, allowance for doubtful accounts of $219,814, loss on impairment of property plant and equipment of $31,172, write-down of inventory in the amount of $252,473, stock based compensation of $254,080 and a foreign exchange loss of $72,517. In addition, cash costs of $153,034 related to the rent and other facility costs of the Canadian facility are included in loss from operations for the year ended December 31, 2012. This amount includes the expenses for the full release of the Canadian facility and its lease obligations.

Effective February 3, 2012 ESW’s wholly-owned non-operational subsidiary BBL Technologies Inc., (“BBL”) filed for bankruptcy in the Province of Ontario, Canada. Due to the insolvency of BBL, the redeemable Class A special shares were cancelled and the Company recorded a $453,900 gain on the Consolidated Statement of Operations and Comprehensive Loss.

During the year ended December 31, 2011, the Company incurred the following costs related to various financing and debt transactions:

•	$578,739	-	Change in fair value of exchange feature liability
•	$126,850	-	Interest on notes payable to related party
•	$3,506,074	-	Interest accretion expense
•	$485,101	-	Financing charge on embedded derivative liability
•	($1,336,445)	-	Gain on convertible derivative
•	$154,205	-	Bank fees related to credit facility covenant waivers

No costs related to financing and debt transactions were incurred in the year ended December 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

ESW's principal sources of operating capital have been the proceeds from its various financing transactions. During year ended December 31, 2012, the Company used $665,115 of cash to sustain operating activities compared with $2,643,776 for year ended December 31, 2011. At December 31, 2012 and 2011, the Company had cash and cash equivalents of $253,998 and $1,103,649, respectively.

Net cash used in operating activities for the year ended amounted to $666,901. This amount was attributable to the net loss of $1,412,269, plus non-cash expenses such as depreciation, impairment of property, plant and equipment, provision for doubtful accounts and others of $888,973, and an increase in net operating assets and liabilities of $141,819. Net cash used in operating activities for year ended December 31, 2011 amounted to $2,643,776. This amount was attributable to the net loss of $9,127,088, plus non-cash expenses such as depreciation, amortization, interest accretion expense, change in fair value of exchange feature liability and others of $5,066,467, and an increase in net operating assets and liabilities of $1,416,845.

Net cash used in investing activities was $656,428 for year ended December 31, 2012, as compared to $252,385 used in investing activities for year ended December 31, 2011.

Net cash provided by financing activities totaled $471,892 for year ended December 31, 2012, as compared to $4,000,712 for year ended December 31, 2011. In fiscal year 2012, $500,000 was provided through a loan payable with repayment of $26,867 in principal and repayment under capital lease obligation amounting to $1,241. In the prior year 2011, $4,000,000 was provided through the issuance of the notes payable to related parties and $3,857,997 from the issuance of common stock through a rights offering. From the funds raised, $419,410 was paid towards rights offering costs, $3,434,075 was repaid under ESW's CIBC credit facility and $3,800 was repaid under capital lease obligation.

ESW operates in a capital intensive and highly regulated industry, where a long lead time to bring new products into market is considered normal. ESW continues to invest in research and development to improve its technologies and bring them to the point where its customers have a high confidence level to purchase our products.

During the years ended December 31, 2012 and in 2011, ESW did not produce sufficient cash from operations to support its expenditures. Prior financings supported the Company's operations during the period. ESW's principal use of liquidity relates to the Company's working capital needs and to finance any further capital expenditures or tooling needed for production and/or its testing facilities.

ESW anticipates certain capital expenditures in 2012 related to the general operation of its business as well as to upgrade the ESW America Emissions laboratory located in Montgomeryville, Pennsylvania.

Overall, capital adequacy is monitored on an ongoing basis by our management and reviewed quarterly by the Board of Directors.

Competition is expected to intensify as the market for ESW's products expands. ESW's ability to continue to maintain or gain significant market share will depend upon its ability to continue to develop strong relationships with regulators, distributors and customers and develop new products. Increased competition in the market place could result in lower average pricing which could adversely affect ESW's margins and pricing for its products.

DEBT STRUCTURE

At December 31, 2012, ESW had of $473,133 of debt on the consolidated balance sheet. At December 31, 2011 ESW had $0 debt on the consolidated balance sheet.

On April 25, 2012, the Company’s wholly-owned subsidiary ESWA entered into a Machinery and Equipment Loan Fund (“MELF Facility”) with the Commonwealth of Pennsylvania for up to $500,000 for the purchase of equipment and related purchases. Two (2) draw-downs were permitted under the MELF Facility by ESWA. The first draw-down of $280,787 was made under the MELF Facility in connection with equipment purchased by ESWA on April 25, 2012 (the “Closing Date”).  ESWA made one (1) additional draw-down of $219,213 on November 13, 2012 per the terms of the MELF Facility so that the aggregate amount borrowed under the MELF Facility amounts to $500,000. Terms of the MELF Facility include initial interest at three (3%) percent per annum with monthly payments and full repayment of the MELF Facility on or before the first day of the eighty fifth (85) calendar month following the Closing Date. As part of the loan agreement, within three years from the Closing Date ESWA is required to create, or retain, at its current location a certain number of jobs that is specified in the loan application. A breach by ESWA in the creation or maintenance of these jobs shall be considered an event of default under the MELF Facility. In the event ESWA defaults on any payments, the MELF Facility may be accelerated with full payment due along with certain additional modifications including the increase in interest to twelve and one half (12 1/2%) percent. In connection with the MELF Facility, the Company entered into a Guaranty and a Loan and Security Agreement on behalf of its wholly-owned subsidiary ESWA.

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

The following is a summary of the minimum annual lease payments, for the lease:

Year Ending December 31,	Total
2013	$180,990
2014	180,990
2015	180,990
2016	180,990
2017	180,990
2018	30,165
Total	$935,115

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

The estimates and judgments ESW makes that affect the reported amount of assets, liabilities, revenues and expenses are based on historical experience and on various other factors, which ESW believes to be reasonable in the circumstances under which they are made. Actual results may differ from these estimates under different assumptions or conditions. ESW considers accounting policies related to revenue recognition, the valuation of inventories, research and development and accounting for the value of long-lived assets to be critical accounting policies. The Company’s significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements of this 10-K report.

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

In the consolidated statements of operations and comprehensive loss for the year ended December 31, 2012, ESW has recognized a translation loss of $72,517 as compared to a loss of $248,306 for the year ended December 31, 2011 primarily as a result of exchange rate differences between the U.S. dollar and the Canadian dollar.

During the year 2011, the Company changed the functional currency of its Canadian operations from the Canadian dollar to the U.S. dollar. For the year ended December 31, 2011, ESW recognized a translation loss $102,366 reported as other comprehensive income in the consolidated statement of operations and comprehensive loss. Following the change in accounting policy, ESW recognized a translation loss of $186,812, which is included in foreign exchange loss in the consolidated statements of operations and comprehensive loss.

INTEREST RATE RISK

ESW currently has no variable-rate long-term debt that exposes ESW to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Environmental Solutions Worldwide, Inc.

We have audited the accompanying consolidated balance sheets of Environmental Solutions Worldwide, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/S/ MSCM LLP

Toronto, Canada

March 19, 2013

701 Evans Avenue, 8th Floor,

Toronto, Ontario,

M9C 1A3, Canada

T (416) 626-6000

F (416) 626-8650

MSCM.CA

F1

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,	DECEMBER 31,
	2012	2011
ASSETS
Current Assets
Cash and cash equivalents (Note 4)	$253,998	$1,103,649
Accounts receivable, net of allowance
for doubtful accounts of $221,212 (2011 - $1,398) (Note 2)	1,322,320	1,204,734
Inventory, net of reserve of $252,473 (2011 - $223,007) (Note 5)	1,962,278	2,431,027
Prepaid expenses and sundry assets	133,438	295,211

Total current assets	3,672,034	5,034,621

Property, plant and equipment under construction (Note 6)	350,431	198,416

Property, plant and equipment, net of accumulated
depreciation of $2,735,691 (2011 - $6,867,760) (Note 6)	1,382,653	1,271,989

	$5,405,118	$6,505,026

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable	$1,457,091	$1,384,972
Accrued liabilities	487,852	592,760
Redeemable Class A special shares (Note 7)	-	453,900
Customer deposits	73,078	-
Current portion of loan payable (Note 8)	68,926	-
Current portion of capital lease obligation	-	1,241

Total current liabilities	2,086,947	2,432,873

Long-term liabilities
Loan payable (Note 8)	404,207	-

Total liabilities	2,491,154	2,432,873

Commitments and Contingencies (Note 14)

Stockholders' Equity (Notes 10 and 11)
Common stock, $0.001 par value, 250,000,000 (2011 - 250,000,000)
shares authorized; 224,098,447 (2011 - 219,450,447)
shares issued and outstanding	224,098	219,450
Additional paid-in capital	56,856,061	56,606,629
Accumulated other comprehensive income	344,183	344,183
Accumulated deficit	(54,510,378)	(53,098,109)

Total stockholders' equity	2,913,964	4,072,153

	$5,405,118	$6,505,026
Going concern ( Note 1)
Subsequent events (Note 18)

The accompanying notes are an integral part of these consolidated financial statements.

F2

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED DECEMBER 31,
	2012	2011
Revenue	$10,526,323	$11,885,665

Cost of revenue (Note 2)	6,940,610	9,712,850

Gross profit	3,585,713	2,172,815

Operating expenses
Marketing, office and general expenses	3,317,720	3,891,814
Restructuring charges	-	1,385,685
Research and development costs (Note 2)	759,847	692,977
Officers' compensation and directors' fees (Note 13)	797,863	700,140
Consulting and professional fees	268,952	336,523
Foreign exchange loss	72,517	248,306
Depreciation and amortization (Note 6)	203,811	366,266
Loss on impairment of property, plant and equipment, net (Note 6)	31,172	163,668

	5,451,882	7,785,379

Loss from operations	(1,866,169)	(5,612,564)

Gain on deconsolidation of subsidiary (Note 7)	453,900	-
Change in fair value of exchange feature liability (Notes 12 and 13)	-	(578,739)
Interest on notes payable to related parties (Notes 12 and 13)	-	(126,850)
Interest accretion expense (Note 12)	-	(3,506,074)
Financing charge on embedded derivative liability (Note 12)	-	(485,101)
Gain on convertible derivative (Note 12)	-	1,336,445
Bank fees related to credit facility covenant waivers	-	(154,205)

Net loss	(1,412,269)	(9,127,088)

Other comprehensive loss:
Foreign currency translation of Canadian subsidiaries	-	(102,366)

Net loss and comprehensive loss	$(1,412,269)	$(9,229,454)

Net loss per share (basic and diluted) (Note16)	$(0.01)	$(0.05)

Weighted average number of shares outstanding (basic and diluted) (Note16)	219,666,098	170,818,147

The accompanying notes are an integral part of these consolidated financial statements.

F3

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

				Accumulated Other		Total
	Common Stock		Additional	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Paid-In Capital	Income	Deficit	Equity

Balance, January 1, 2011	129,463,767	$129,463	$43,567,531	$446,549	$(43,971,021)	$172,522

Net loss	-	-	-	-	(9,127,088)	(9,127,088)

Stock-based compensation (Notes 10 and 11)	816,668	817	179,944	-	-	180,761

Foreign currency translation of Canadian subsidiaries	-	-	-	(102,366)	-	(102,366)

Shares issued for prior transactions	22,500,000	22,500	5,344,830	-	-	5,367,330

Subscription of common stock	66,670,012	66,670	7,933,734	-	-	8,000,404

Right offering costs	-	-	(419,410)	-	-	(419,410)

Balance, December 31, 2011	219,450,447	219,450	56,606,629	344,183	(53,098,109)	4,072,153

Net loss	-	-	-	-	(1,412,269)	(1,412,269)

Stock-based compensation (Notes 10 and 11)	4,648,030	4,648	249,432	-	-	254,080

Balance, December 31, 2012	224,098,477	$224,098	$56,856,061	$344,183	$(54,510,378)	$2,913,964

The accompanying notes are an integral part of these consolidated financial statements.

F4

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,
	2012	2011

Net loss	$(1,412,269)	$(9,127,088)

Adjustments to reconcile net loss to net cash used in operating activities:
Interest accretion expense	-	3,506,074
Change in fair value of exchange feature liability	-	578,739
Financing charge on embedded derivative liability	-	485,101
Loss on disposal of inventory	-	404,500
Reserve on inventory obsolescence	252,473	223,007
Depreciation of property, plant and equipment	586,196	718,884
Loss on impairment of property, plant and equipment	44,838	295,238
Interest on notes payable to related party	-	126,850
Stock-based compensation	254,080	179,944
Amortization of patents and trademarks	-	16,145
Provision for doubtful accounts	218,952	-
Gain on disposal of property and equipment	(13,666)	(131,570)
Gain on convertible derivative	-	(1,336,445)
Gain on deconsolidation of subsidiary	(453,900)	-

	888,973	5,066,467
Increase (decrease) in cash flows from operating activities resulting from changes in:
Accounts receivable	(336,538)	1,168,397
Inventory	216,276	1,362,672
Prepaid expenses and sundry assets	161,773	(53,998)
Accounts payable and accrued liabilities	(256,408)	(1,030,904)
Customer deposits	73,078	(29,322)

	(141,819)	1,416,845

Net cash used in operating activities	(665,115)	(2,643,776)

Investing activities:
Proceeds from sale of property and equipment	13,666	131,570
Acquisition of property, plant and equipment	(625,731)	(233,337)
Addition to property, plant and equipment under construction	(44,363)	(150,618)

Net cash used in investing activities	(656,428)	(252,385)

Financing activities:
Proceeds from notes payable to related parties	-	4,000,000
Proceeds from loan payable	500,000	-
Repayment of loan payable	(26,867)	-
Rights offering cost	-	(419,410)
Issuance of common stock	-	3,857,997
Repayment of bank loan	-	(3,434,075)
Repayment of capital lease obligation	(1,241)	(3,800)

Net cash provided by financing activities	471,892	4,000,712

Net change in cash and equivalents	(849,651)	1,104,551

Foreign exchange gain on foreign operations	-	(14,230)

Cash and cash equivalents, beginning of year	1,103,649	13,328

Cash and cash equivalents, end of year	$253,998	$1,103,649

Supplemental disclosures:
Cash interest paid	$6,421	$-
Property, plant and equipment included in accounts payable	$223,619	$-
Other non-cash conversion of loans and related interest	$-	$4,126,850
Reclassification of convertible derivative and exchange
liabilities to equity	$-	$4,861,256
Conversion of accrued expenses to equity	$-	$16,374

The accompanying notes are an integral part of these consolidated financial statements.

F5

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

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

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), which contemplates continuation of the Company as a going concern.

The Company has sustained recurring operating losses. As of December 31, 2012, the Company had an accumulated deficit of $54,510,378 and cash and cash equivalents of $253,998. During the fiscal year 2011 there were significant changes made to ESW’s business. These changes in operations, the relocation of the Company’s operations, and the prevailing economic conditions all create uncertainty in the operating results and, accordingly, there is no assurance that the Company will be successful in generating sufficient cash flow from operations or achieving profitability in the near future. As a result, there is substantial doubt regarding the Company's ability to continue as a going concern. The Company may require additional financing to fund its continuing operations. Financing may not be available at acceptable terms or may not be available at all. The Company's ability to continue as a going concern is dependent on obtaining additional financing and achieving and maintaining a profitable level of operations.

On February 17, 2011 and May 3, 2011, the Company raised a total of $4 million through the issuance of unsecured subordinated promissory notes (the “Notes”) to certain shareholders, including deemed affiliates of certain members of the Board of Directors (the “Board”) of the Company. Proceeds from the Notes funded working capital related to its 2011 sales, capital investments and other general corporate purposes.

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

Effective June 30, 2011, the Company completed the Qualified Offering. The Company's shareholders subscribed to 38,955,629 shares including oversubscriptions. Under the Qualified Offering, shareholders subscribed to $4.7 million, which was subscribed for via cash ($1.9 million), and the exchange of principal and accrued interest on the Notes and the Bridge Loan Notes (approximately $2.8 million). Under the Backstop Commitment, the Bridge Lenders purchased 27,714,385 shares of common stock at a price of $0.12 per share for approximately $3.3 million, of which $2.0 million was paid in cash and $1.3 million was paid for through the exchange of the balance of principal and accrued interest due on the Notes. As a result of these transactions, the Company satisfied its obligations with the Bridge Lenders and effectively cancelled the Notes effective June 30, 2011.

Effective July 18, 2011, ESW’s wholly-owned subsidiary ESW Canada Inc. (“ESWC”) paid its senior lender the amount of $1.5 million (Canadian dollars) from the proceeds of the Qualified Offering to liquidate the outstanding balance on the bank loan. The senior lender has discharged all liens, encumbrances and securities against the Company and its subsidiaries and cancelled the June 30, 2010 demand revolving credit facility agreement.

Effective May 1, 2012, the Company’s wholly owned subsidiary ESW America Inc. (“ESWA”) received a $280,787 low interest loan from the Machinery and Equipment Loan Fund (“MELF”), which is administered by the Pennsylvania Department of Community and Economic Development. Effective November 13, 2012, ESWA received the second draw down of $219,213 low interest loan from MELF. Proceeds from the loan were used to purchase and upgrade equipment at the air testing facility.

These consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, ESWA, ESW Technologies Inc. ("ESWT"), ESWC and Technology Fabricators Inc. (“TFI”). All inter-company transactions and balances have been eliminated on consolidation. Amounts in the consolidated financial statements are expressed in U.S. dollars.

F6

Effective February 3, 2012, BBL Technologies Inc. (“BBL”), a non-operating subsidiary, filed for bankruptcy in the Province of Ontario, Canada. At the time of filing, BBL had no assets but had issued and outstanding redeemable Class A special shares. The Company did not provide any guarantee in relation to these redeemable Class A special shares. As a result of BBL’s filing for bankruptcy, the Company lost its control over BBL and has deconsolidated BBL from the consolidated financial statements on the filing date. The Company recorded a $453,900 gain in the consolidated statement of operations and comprehensive loss for the year ended December 31, 2012, upon deconsolidation of BBL.

ESTIMATES

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported period. Actual results could differ from those estimates. Significant estimates include amounts for inventory valuation, impairment of property plant and equipment, share-based compensation, valuation of the stock options and warrants, accrued liabilities and accounts receivable exposures.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past-due accounts. An allowance for doubtful accounts is estimated and recorded based on management's assessment of the credit history with the customer and current relationships with them. On this basis management has determined that an allowance for doubtful accounts of $221,212 and $1,398 was appropriate as of December 31, 2012 and 2011, respectively.

INVENTORY

Inventory is stated at the lower of cost or market determined using the first-in first-out method. Inventory is periodically reviewed for use and obsolescence, and adjusted as necessary. Inventory consists of raw materials, work-in-progress, finished goods and parts.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company follows the Accounting Standards Codification (“ASC”) Topic 360, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the assets' carrying amounts may not be recoverable. In performing the review for recoverability, if future undiscounted cash flows (excluding interest charges) from the use and ultimate disposition of the assets are less than their carrying values, an impairment loss, represented by the difference between its fair value and carrying value, is recognized. Properties held for sale are recorded at the lower of the carrying amount or the expected sales price less costs to sell. Management reviewed certain assets for impairment in the first quarter of 2012 (see Note 6 for details).

FAIR VALUE OF FINANCIAL INSTRUMENTS

ASC Topic 820 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

Included in the ASC Topic 820 framework is a three-level valuation inputs hierarchy with Level 1 being inputs and transactions that can be effectively fully observed by market participants spanning to Level 3 where estimates are unobservable by market participants outside of the Company and must be estimated using assumptions developed by the Company. The Company discloses the lowest level input significant to each category of asset or liability valued within the scope of ASC Topic 820 and the valuation method as exchange, income or use. The Company uses inputs which are as observable as possible and the methods most applicable to the specific situation of each company or valued item.

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

F7

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

The Company also derives revenue (less than 7.3% and 4.9% of total revenue during the years ended December 31, 2012 and 2011, respectively) from providing emissions testing and environmental certification services. Revenue is recognized upon delivery of testing services when persuasive evidence of an arrangement exists and collection of the related receivable is reasonably assured.

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

SHIPPING AND HANDLING COSTS

The Company’s shipping and handling costs of $104,961 and $138,815 are included in cost of revenue for the years ended December 31, 2012 and 2011, respectively. Additionally, the Company has recorded recoveries of these costs amounting to $86,101 and $77,963, which are included in revenue for the years ended December 31, 2012 and 2011, respectively.

RESEARCH AND DEVELOPMENT

The Company is engaged in research and development work. Research and development costs are charged as operating expense of the Company as incurred. Any grant money received for research and development work is used to offset these expenditures. For the years ended December 31, 2012 and 2011, the Company expensed $759,847 and $692,977 net of grant revenues, respectively, towards research and development costs. For the years ended December 31, 2012 and 2011, gross research and development expense, excluding any offsetting grant revenues, amounted to $759,847 and $971,689, respectively, and grant money amounted to $0 and $278,712, respectively.

FOREIGN CURRENCY TRANSLATION

The functional currency of the Company and its foreign subsidiaries is the U.S. dollar. All of the Company’s revenue and materials purchased from suppliers are denominated in or linked to the U.S. dollar. Transactions denominated in currencies other than a functional currency are converted to the functional currency on the transaction date, and any resulting assets or liabilities are further translated at each reporting date and at settlement. Gains and losses recognized upon such translations are included within foreign exchange gain (loss) in the consolidated statements of operations and comprehensive loss.

Effective October 1, 2011, ESW changed the functional currency for its Canadian operations from the Canadian dollar to the U.S. dollar. The change in functional currency was applied on a prospective basis. The U.S dollar translated amounts of nonmonetary assets and liabilities at October 1, 2011 became the historical accounting basis for those assets and liabilities at October 1, 2011. Until the point of transition a cumulative translation adjustment of $102,366 was recognized in other comprehensive income, as a result of the change, losses of $186,812 were recognized through net income and were included in foreign exchange loss on the consolidated statements of operations and comprehensive loss. Since the accumulated other comprehensive income related only to foreign currency translation adjustments the full amount of accumulated other comprehensive income of $344,183 was reclassified into accumulated deficit. Upon the dissolution, sale, or wind-up of the Canadian subsidiary, this amount will be recognized in the consolidated statement of operations and comprehensive loss.

F8

PRODUCT WARRANTIES

The Company provides for estimated warranty costs at the time of sale and accrues for specific items at the time their existence is known and the amounts are determinable. The Company estimates warranty costs using standard quantitative measures based on industry warranty claim experience and evaluation of specific customer warranty issues. The Company currently estimates warranty costs as 2% of revenue. As of December 31, 2012 and 2011, $143,564 and $192,674, respectively, was accrued as warranty provision and included in accrued liabilities. For the years ended December 31, 2012 and 2011, the total warranty, service, service travel and installation costs included in cost of revenue were $265,936 and $272,966, respectively.

SEGMENT REPORTING

ESW operates in two reportable segments. ASC 280-10, "Disclosures about Segments of an Enterprise and Related Information," establishes standards for the way that public business enterprises report information about operating segments in the Company’s consolidated financial statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. ESW’s operating segments include manufacturing operations and air testing services (see Note 15). ESW’s chief operating decision maker is the Company’s Executive Chairman.

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

As disclosed in Note 14, the Company entered into an agreement with its former landlord for the full release of any future obligations under the lease agreement.

COMPARATIVE FIGURES

Certain 2011 figures have been reclassified to conform to the current financial statement presentation.

Effective October 1, 2011, ESW changed the functional currency for its Canadian operations from the Canadian dollar to the U.S. dollar. The change in functional currency was applied on a prospective basis. The U.S. dollar translated amounts of nonmonetary assets and liabilities at October 1, 2011 became the historical accounting basis for those assets and liabilities at October 1, 2011. On the same date, the cumulative translation adjustment of $344,183 was reclassified into accumulated deficit. As of December 31, 2012, the Company considered that the cumulative translation adjustment of $344,183 should be presented separately within the equity section and, accordingly, reclassified the 2011 balance to conform to the current year’s presentation. Upon the dissolution, sale, or wind-up of the Canadian subsidiary, this amount will be recognized in the consolidated statement of operations and comprehensive loss.

NOTE 3 - RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENT

In June 2011, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2011-5 - "Comprehensive Income - Presentation of Comprehensive Income". This statement removed the presentation of comprehensive income in the statement of changes in stockholders’ equity. The only two allowable presentations are below the components of net income in a statement of comprehensive income or in a separate statement of comprehensive income that begins with total net income. The guidance was effective for interim or annual reporting periods beginning after December 15, 2011. The adoption of this ASU had no effect on the Company’s consolidated financial statements.

F9

NOTE 4 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and highly liquid investments purchased with an original maturity of 90 days or less at the date of purchase. At December 31, 2012 and 2011, all of the Company's cash and cash equivalents consisted of cash.

NOTE 5 – INVENTORY

Inventory consists of:

	December 31,	December 31,
Inventory	2012	2011
Raw materials	$914,310	$846,113
Work-in-process	1,234,375	1,705,346
Finished goods	28,660	102,575
Parts	37,406	-
	2,214,751	2,654,034
Less: reserve for inventory obsolescence	(252,473)	(223,007)
Total	$1,962,278	$2,431,027

The Company recorded a reserve for inventory write-downs amounting to $252,473 and $223,007 for the years ended December 31, 2012 and 2011, respectively, related to certain inventory that was impaired as a result of the restructuring and product changes. The Company disposed of certain inventory to recover cash, resulting in a loss on disposal of $0 and $415,041 for the years ended December 31, 2012 and 2011, respectively.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,	December 31,
Classification	2012	2011
Plant, machinery and equipment	$3,164,175	$6,294,458
Office equipment	75,572	357,717
Furniture and fixtures	2,893	449,147
Vehicles	-	25,604
Leasehold improvements	875,704	1,012,823
	4,118,344	8,139,749

Less: accumulated depreciation	(2,735,691)	(6,867,760)
	$1,382,653	$1,271,989
	For the years ended
	December 31,	December 31,
Depreciation Expense	2012	2011
Depreciation expense included in cost of revenue	$332,664	$271,563
Depreciation expense included in operating expenses	203,811	350,121
Depreciation expense included in research and development costs	49,721	97,200
Total depreciation expense	$586,196	$718,884

At December 31, 2012 and 2011, the Company had $350,431 and $198,416, respectively, of customized equipment under construction.

During the year ended December 31, 2012, the Company recognized an impairment loss for furniture, fixtures and office equipment located at its Canadian facility. The recovery from the sale of furniture, fixtures and office equipment was nominal and, accordingly, the Company has valued these assets as $0 and recorded an impairment loss equal to the full amount of their carrying value.

Certain property and equipment are used as a collateral for borrowings under the MELF facility (Note 8).

F10

The details of impairment loss recognized are summarized in the following table:

	For the years ended
	December 31,	December 31,
Asset grouping	2012	2011
Plant and machinery	$-	$180,993
Leasehold improvements	-	93,328
Furniture and fixtures (Abandonment)	1,842	-
Office equipment (Held for sale)	2,182	36,983
Computer hardware (Held for sale)	18,905	-
Computer software (Held for sale)	21,909	-
Total impairment loss recognized	44,838	311,304

Effect of exchange rate fluctuations	-	(16,066)
Gain on disposal of plant and machinery	(13,666)	(131,570)
Net impairment loss recognized	$31,172	$163,668

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

NOTE 8 - LOAN PAYABLE

On April 25, 2012, the Company’s wholly-owned subsidiary ESWA entered into the MELF Facility with the Commonwealth of Pennsylvania for up to $500,000 for the purchase of equipment and related purchases. Two (2) draw-downs were permitted under the MELF Facility by ESWA. The first draw-down of $280,787 was made under the MELF Facility in connection with equipment purchased by ESWA on April 25, 2012 (the “Closing Date”). ESWA made one (1) additional draw-down of $219,213 on November 13, 2012 per the terms of the MELF Facility so that the aggregate amount borrowed under the MELF Facility amounts to $500,000. Terms of the MELF Facility include initial interest at three (3%) percent per annum with monthly payments and full repayment of the MELF Facility on or before the first day of the eighty fifth (85) calendar month following the Closing Date. As part of the loan agreement, within three years from the Closing Date ESWA is required to create, or retain, at its current location a certain number of jobs that is specified in the loan application. A breach by ESWA in the creation or maintenance of these jobs shall be considered an event of default under the MELF Facility. In the event ESWA defaults on any payments, the MELF Facility may be accelerated with full payment due along with certain additional modifications including the increase in interest to twelve and one half (12 1/2%) percent. The loan is secured by certain property and equipment and corporate guarantee of the Company.

As of December 31, 2012 and 2011, the loan payable amounted to $473,133 and $0, respectively. For the year ended December 31, 2012 and 2011, the Company paid interest amounting to $6,421 and $0 on the loan and also repaid principal in the amount of $26,867 and $0, respectively.

Loan maturities based on outstanding principal are as follows:

Year Ending December 31,	Amount
2013	$68,926
2014	71,022
2015	73,182
2016	75,408
Thereafter	184,595
Total	$473,133

F11

NOTE 9 - INCOME TAXES

As of December 31, 2012, there are tax loss carry forwards for Federal income tax purposes of approximately $40,939,073 available to offset future taxable income in the United States. The tax loss carry forwards expire in various years through 2032. The Company does not expect to incur a Federal income tax liability in the foreseeable future. Accordingly, a valuation allowance for the full amount of the related deferred tax asset of approximately $14,328,675 has been established until realizations of the tax benefit from the loss carry forwards meet the "more likely than not" criteria.

Originating	Loss
Year	Carryforward
1999	$407,067
2000	2,109,716
2001	2,368,368
2002	917,626
2003	637,458
2004	1,621,175
2005	2,276,330
2006	3,336,964
2007	3,378,355
2008	3,348,694
2009	2,927,096
2010	2,269,987
2011	2,393,112
2012	12,947,125
Total	$40,939,073

Additionally, as of December31, 2012, the Company's two wholly-owned Canadian subsidiaries had non-capital tax loss carry forwards of approximately $4,133,242 available to be used, in future periods, to offset taxable income. The loss carry forwards expire in 2031. The deferred tax asset of approximately $1,033,310 has been fully offset by a valuation allowance until realization of the tax benefit from the non-capital tax loss carry forwards are more likely than not.

The reconciliation of the difference between the income tax provision using the statutory tax rates and the effective tax rate is as follows:

	For the years ended
	December 31,	December 31,
	2012	2011
Statutory tax rates:
U.S.	35.00%	35.00%
Canada	26.25%	26.50%

Income (loss) before income taxes
U.S.	$(13,201,205)	$(5,799,781)
Canada	11,788,936	(3,327,307)
	$(1,412,269)	$(9,127,088)
Expected tax recovery at statutory tax rates	$(1,525,826)	$(2,945,043)
Differences in income taxes resulting from:
Depreciation and impairment (foreign operations)	(110,279)	138,779
Change in fair value of exchange feature liability	-	202,559
Financing charge on embedded derivative liability	-	169,785
Stock-based compensation	88,928	62,980
Gain on convertible derivative	-	(467,756)
Long-term debt interest expense accretion	-	1,227,126
	(1,547,177)	(1,611,570)
Benefit of losses not recognized	1,547,177	1,611,570
Income tax provision per consolidated financial statements	$-	$-

F12

Components of deferred income tax assets are as follows:

	December 31,	December 31,
	2012	2011
Property, plant and equipment	$-	$488,494
Tax loss carryforwards	15,361,985	13,255,075
	15,361,985	13,743,569
Valuation allowance	(15,361,985)	(13,743,569)
Carrying value	$-	$-

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

The Company will recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the consolidated statements of operations and comprehensive loss. Accrued interest and penalties will be included within the related tax liability line in the consolidated balance sheets.

In many cases the Company's uncertain tax positions are related to tax years that remain subject to examination by tax authorities. The following describes the open tax years, by major tax jurisdiction, as of December 31, 2012:

United States – Federal	2008 – present
United States – State	2008 – present
Canada – Federal	2009 – present
Canada – Provincial	2009 – present

NOTE 10 - STOCKHOLDERS' EQUITY

Effective November 6, 2011, the Board approved restricted stock grants to 7 board members under the 2010 stock incentive plan, as per the terms of the grant each of the 7 Board members will receive 150,000 shares vesting in equal parts on December 31, 2011, December 31, 2012 and December 31, 2013 subject to the execution of the requisite grant agreements. The Board also approved restricted stock grants to 2 Board members for serving as chair to various committees. As per the terms of the grant each of the 2 board members will receive 200,000 shares vesting immediately subject to the execution of the requisite grant agreements. Stock-based compensation expense will be recorded as of the vesting terms of the grants. Of the vested shares 700,000 restricted shares of common stock have been issued as of December 31, 2012.

Effective December 10, 2012, the Board approved a one-time grant of 8,229,392 shares of restricted common stock from treasury to a member of the Company’s Board for services rendered as Executive Chairman, 4,114,696 shares of which were issued upon the date of grant, and 4,114,696 shares of which were issued on February 28, 2013. The shares of common stock were issued from treasury not under the Company’s 2010 stock incentive plan.

Effective December 31, 2012, the Company issued 83,334 restricted shares of common stock to two board members in lieu of outstanding board fees under the 2010 stock incentive plan.

Effective December 31, 2012, the Company issued 450,000 restricted shares of common stock to seven board members in connection with restricted stock grants under the 2010 stock incentive plan.

On July 15, 2011, as a result of the closing of the rights offering effective June 30, 2011, the Company issued 89,170,012 shares of common stock.

Effective November 6, 2011, the Company issued 400,000 restricted shares of common stock to two board members in connection with restricted stock grants under the 2010 stock incentive plan.

Effective November 6, 2011, the Company issued 166,668 restricted shares of common stock to four board members in lieu of outstanding board fees under the 2010 stock incentive plan.

Effective December 31, 2011, the Company issued 250,000 restricted shares of common stock to five board members in connection with restricted stock grants under the 2010 stock incentive plan.

F13

Shares of restricted common stock issued above were valued at the quoted market price on the dates of grant. During the years ended December 31, 2012 and 2011, $171,244 and $67,037, respectively, has been recorded in the consolidated statements of operations and comprehensive loss for the fair value of each grant of restricted common shares.

NOTE 11 - STOCK OPTIONS AND WARRANT GRANTS

On April 15, 2010, the Board granted an aggregate award of 900,000 stock options to a former executive officer and former director and one director. The options vest over a period of three years with an exercise price of $0.65 (fair market value of the Company's common stock as of the date of grant) with expiry of five years from the date of award. Effective February 7, 2011, with the resignation of a director, the unvested portion of the stock options was cancelled as a result of the resignation. At December 31, 2012, the Company had $20,709 of unrecognized stock option expense related to the non-vested stock options.

A summary of option transactions, including those granted pursuant to the terms of certain employment and other agreements, is as follows:

	Stock	Weighted
	purchase	average
Details	options	exercise price
Outstanding, January 1, 2011	3,600,000	$0.68
Granted	475,000	$0.12
Expired or cancelled	(500,000)	$(0.73)
Outstanding, December 31, 2011	3,575,000	$0.60
Expired or cancelled	(2,400,000)	$(0.65)
Outstanding, December 31, 2012	1,175,000	$0.50

At December 31, 2012 and 2011, the outstanding options had a weighted average remaining life of 23 months and 13 months, respectively.

No stock options were granted for the year ended December 31, 2012. The weighted average fair value of options granted during 2011 was $0.05 and was estimated using the Black-Scholes option pricing model, using the following assumptions:

2011
Expected volatility	114%
Risk-free interest rate	0.42%
Expected life	3.16 years
Dividend yield	0.00%
Forfeiture rate	0.00%

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

During the years ended December 31, 2012 and 2011, $82,836 and $113,704, respectively, has been recorded in the consolidated statements of operations and comprehensive loss for stock option expense.

At December 31, 2012, the Company had outstanding options as follows:

Number of	Exercise
Options	Price	Expiration date
100,000	$1.00	February 8, 2013
250,000	$0.27	August 6, 2013
600,000	$0.65	April 15, 2015
225,000	$0.12	June 30, 2016
1,175,000

F14

Warrants issued in connection with various private placements of equity securities are treated as a capital transaction and no income statement recognition is required. A summary of warrant transactions is as follows:

		Weighted average
Details	Warrant shares	exercise price
Outstanding, January 1, 2011 and December 31, 2011	1,545,000	$0.65
Granted	--	$--
Exercised	--	$--
Expired	(1,545,000)	$0.65
Outstanding, December 31, 2012	--	$--

No warrants were issued during the years ended December 31, 2012 and 2011.

NOTE 12 – EXPENSES RELATING TO ISSUANCE OF NOTES PAYABLE AND 2010 DEBENTURES

In connection with the issuance of unsecured subordinated notes payables and the Qualified Offering disclosed in Note 1, the Company recognized the following expenses for the year ended December 31, 2011:

•        Interest expense on notes payable to related parties of $126,850;

•        Interest accretion expense of $3,506,074 representing the full discount on the $4 million notes, as a portion of the proceeds from the issuance of notes were allocated to an embedded derivative liability in the amount of $3,506,074; and

•        The Company recognized a financing charge on embedded derivative liability of $485,101 and a gain on convertible derivative of $1,336,445, both of which also relate to the notes payable.

The Company recognized a loss in fair value of exchange feature liability of $578,739. The exchange feature liability was related to certain convertible debentures issued in 2010 with anti-dilution provisions. Concurrent with the closing of the Qualified Offering, the anti-dilution agreements were also closed.

NOTE 13 - RELATED PARTY TRANSACTIONS

In addition to fees and salaries as well as reimbursement of business expenses, transactions with related parties include:

•        On April 19, 2011, the Company's Board ratified a Services Agreement (the "Orchard Agreement") between the Company and Orchard Capital Corporation ("Orchard") which was approved by the Company's Compensation Committee and was effective January 30, 2011. Under the Orchard Agreement, Orchard agreed to provide services that may be mutually agreed to by and between Orchard and the Company including those duties customarily performed by the Chairman of the Board and executive of the Company as well as providing advice and consultation on general corporate matters and other projects as may be assigned by the Company's Board as needed. Orchard is controlled by Richard Ressler. Certain affiliated entities of Orchard as well as Richard Ressler own shares of the Company. During the years ended December 31, 2012 and 2011, management fees charged to operations amounted to $300,000 and $275,000, respectively.

•        Mr. Nitin Amersey, a director of the Company, is listed as a control person with the Securities and Exchange Commission of Bay City Transfer Agency Registrar Inc., the Company's transfer agent, and of Freeland Venture Resources Inc., which provides Edgar filing services to the Company. During the years ended December 31, 2012 and 2011, the Company incurred fees to these entities controlled by Mr. Amersey amounting to $11,296 and $18,054, respectively.

•        During the years ended December 31, 2012 and 2011, interest expense on notes payable to related party amounted to $0 and $126,850, respectively. These notes payable and certain agreements in connection with the subsequent conversion of these notes to equity are discussed in Note 1.

•        During the years ended December 31, 2012 and 2011, the Company recognized a loss in fair value of exchange feature liability of $0 and $578,739, respectively, in the consolidated statements of operations and comprehensive loss. This exchange feature was related to the $1 million convertible debentures issued on March 19, 2010 and held by Orchard. The exchange feature liability was classified as a derivative liability and was transferred to equity when the related convertible debentures were converted into equity on June 30, 2011.

•        Mr. Peter Bloch, a former director of the Company, provided consulting services to the Company and was paid in the amount of $88,796 for these services for the year ended December 31, 2011. Mr. Bloch did not provide similar consulting services for the year ended December 31, 2012.

F15

NOTE 14 - COMMITMENTS AND CONTINGENCIES

LEASES

Effective November 24, 2004, the Company's wholly-owned subsidiary, ESWA, entered into a lease agreement for approximately 40,220 square feet of leasehold space at 2 Bethlehem Pike Industrial Center, Montgomery Township, Pennsylvania. The leasehold space houses the Company's research and development facilities and also houses ESW’s manufacturing operations. The lease commenced on January 15, 2005. Effective October 16, 2009, the Company's wholly-owned subsidiary ESWA entered into a lease renewal agreement with Nappen & Associates for the leasehold property in Pennsylvania. Under the terms of the lease renewal, the lease term was extended to February 28, 2013. Effective September 24, 2012, ESWA entered into a second lease amendment agreement, whereby ESWA extended the term of the lease agreement by an additional 5 years. Under the terms of the second lease renewal, the lease will expire on February 28, 2018.

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

The following is a summary of the minimum annual lease payments for the Pennsylvania lease:

Year Ending December 31,	Total
2013	$180,990
2014	180,990
2015	180,990
2016	180,990
2017	180,990
2018	30,165
Total	$935,115

LEGAL MATTERS

From time to time, the Company may be involved in a variety of claims, suits, investigations and proceedings arising from the ordinary course of the Company’s business, collections claims, breach of contract claims, labor and employment claims, tax and other matters. Although claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, ESW believes that the resolution of current pending matters will not have a material adverse effect on its business, consolidated financial position, results of operations or cash flow. Regardless of the outcome, litigation can have an adverse impact on ESW because of legal costs, diversion of management resources and other factors.

The Company is pursuing a lawsuit in New York for collection of unpaid invoices related to goods delivered to a former dealer.

NOTE 15 – OPERATING SEGMENTS

The Company has two principal operating segments, ESW America emissions testing services and catalyst manufacturing. These operating segments were determined based on the nature of the products and services offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company’s Executive Chairman has been identified as the chief operating decision-maker, and directs the allocation of resources to operating segments based on the profitability and cash flows of each respective segment.

F16

The Company evaluates performance based on several factors, of which the primary financial measure is net income. The accounting policies of the business segments are the same as those described in Note 2. No intersegment sales were made for the years ended December 31, 2012 and 2011. The following tables show the operations and certain assets of the Company’s reportable segments:

For the year ended December 31, 2012
	Catalyst	Emissions testing	Unallocated	Total
Revenue	$9,778,763	$747,560	$-	$10,526,323
Net income (loss)	$309,303	$(716,348)	$(1,005,224)	$(1,412,269)
Property, plant and equipment additions	$31,604	$703,565	$-	$735,169
Property, plant and equipment under construction additions	$150,616	$1,399	$-	$152,015
Interest expense	$-	$6,421	$-	$6,421
Depreciation and amortization	$112,614	$473,582	$-	$586,196

As of December 31, 2012
	Catalyst	Emissions testing	Unallocated	Total
Total assets	$3,614,649	$1,776,344	$14,125	$5,405,118
Property, plant and equipment under construction	$1,399	$349,032	$-	$350,431
Property, plant and equipment	$205,135	$1,177,518	$-	$1,382,653
Accounts receivable	$1,203,355	$118,965	$-	$1,322,320
Inventories	$1,952,276	$10,002	$-	$1,962,278

For the year ended December 31, 2011
	Catalyst	Emissions testing	Unallocated	Total
Revenue	$11,304,074	$581,591	$-	$11,885,665
Net loss	$(3,404,278)	$(1,441,766)	$(4,281,044)	$(9,127,088)
Property, plant and equipment additions	$25,406	$207,931	$-	$233,337
Property, plant and equipment under construction additions	$-	$150,618	$-	$150,618
Interest expense	$-	$-	$3,506,074	$3,506,074
Depreciation and amortization	$272,191	$446,693	$16,145	$735,029

As of December 31, 2011
	Catalyst	Emissions testing	Unallocated	Total
Total assets	$4,383,370	$1,498,469	$623,187	$6,505,026
Property, plant and equipment under construction	$-	$198,416	$-	$198,416
Property, plant and equipment	$328,489	$943,500	$-	$1,271,989
Accounts receivable	$1,028,720	$176,014	$-	$1,204,734
Inventories	$2,393,507	$37,520	$-	$2,431,027

All of the Company’s revenue for the years ended December 31, 2012 and 2011 was derived from the United States. Net property, plant and equipment (including property, plant and equipment under construction) located outside of the United States are less than 10% at December 31, 2012 and 2011.

NOTE 16 - LOSS PER SHARE

Potential common shares of 1,175,000 related to ESW's outstanding stock options and 0 shares related to ESW's outstanding warrants were excluded from the computation of diluted loss per share for the year ended December 31, 2012 because the inclusion of these shares would be anti-dilutive.

Potential common shares of 3,575,000 related to ESW's outstanding stock options and 1,545,000 shares related to ESW's outstanding warrants were excluded from the computation of diluted loss per share for the year ended December 31, 2012 because the inclusion of these shares would be anti-dilutive.

F17

NOTE 17 - RISK MANAGEMENT

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

Accounts Receivable and Concentrations of Credit Risk: The Company performs on-going credit evaluations of its customers' financial condition and generally does not require collateral from its customers. The Company also managed its credit risk by insuring certain of Company’s accounts receivable as at December 31, 2011. Three of the Company’s customers accounted for 27.8%, 15.8% and 7.7%, of revenue during the year ended December 31, 2012 and 13.7%, 12.1% and 11.2%, respectively, of its accounts receivable as of December 31, 2012. Three of the Company’s customers accounted for 41.2%, 15.7% and 10.6%, of revenue during the year ended December 31, 2011 and 37.4%, 25.1% and 14.0%, respectively, of its accounts receivable as of December 31, 2011.

For the year ended December 31, 2012, the Company purchased approximately 19.1% and 12.0% of its inventory from two vendors. For the year ended December 31, 2011, the Company purchased approximately 29.6% and 13.9% of its inventory from two vendors. The accounts payable to these two vendors aggregated approximately $483,717 and $511,271 as of December 31, 2012 and 2011, respectively.

NOTE 18 - SUBSEQUENT EVENTS

Effective February 28, 2013, the Company filed a Proxy Statement Pursuant to Section 14(a) of the Securities Exchange Act of 1934. 1. ESW’s Board has fixed the close of business on February 15, 2013 as the record date for the determination of shareholders entitled to submit written consents. The statement includes the following proposals submitted for consent by shareholders:

1)           a proposal to amend the Articles of Incorporation of Company to effect a reverse stock split of the Company’s common stock, par value $0.001 per share, at an exchange ratio of 1-for-2,000 shares of the Company’s outstanding common stock. Such amendment would not change the par value per share and the number of authorized shares of common stock. Such amendment to be effective upon filing of Articles of Amendment to the Company’s Articles of Incorporation with the Secretary of State of the State of Florida; and

2)           a proposal to approve and adopt the Company’s 2013 stock plan.

Effective February 28, 2013, the Company issued 4,114,696 restricted shares of common stock to one board member in connection with a stock grant approved by ESW’s Board effective December 10, 2012. The shares of common stock were issued from treasury and not under the Company’s 2010 stock incentive plan.

F18

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

In 2012 there were no changes or disagreements.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of ESW's management, including ESW's Executive Chairman and Chief Financial Officer, ESW evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2012 (the "Evaluation Date"). Based upon that evaluation, the Executive Chairman and Chief Financial Officer concluded that, as of the Evaluation Date, ESW's disclosure controls and procedures were effective to provide reasonable assurance to ensure that information required to be disclosed in ESW's Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to management, including the Executive Chairman and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Under the supervision of and with the participation of management, including ESW's Executive Chairman and Chief Financial Officer, ESW assessed the effectiveness of its internal control over financial reporting as of December 31, 2012. In making this assessment, management used the framework in INTERNAL CONTROL-INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, ESW's management concluded that ESW's internal control over financial reporting was adequate as of December 31, 2012.

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

FISCAL YEAR 2012

Name	Position	Date Elected / Appointed
Mark Yung	Executive Chairman	February 07, 2011
Nitin Amersey	Director	January 2003
John D. Dunlap III	Director	February 2007
John J Suydam	Director	January 25, 2011
John J Hannan	Director	January 25, 2011
Benjamin Black	Director	January 25, 2011
Joshua Black	Director	January 25, 2011
Zohar Loshitzer	Director	January 25, 2011
Frank Haas	Chief Technology Officer and Chief Regulatory Officer	March 09, 2011
Virendra Kumar	Vice President of Operations	March 09, 2011
Praveen Nair	Chief Financial Officer	March 09, 2011

Set forth below is information relating to the business experience of each of the directors and executive officers of the Company.

MARK YUNG, age 39, is a Senior Investment Executive at Orchard Capital, an investment firm located in Los Angeles, California. Mr. Yung currently acts as Executive Chairman of ESW and as a board member of Polymer Plainfield. Prior to joining Orchard, Mr. Yung was a Senior Vice President in the Corporate Strategy and Merger and Acquisitions groups of Citigroup and ABN AMRO. Prior to his corporate strategy roles, Mr. Yung was an investment professional at JPMorgan Partners ("JPMP"). At JPMP, Mr. Yung focused on venture capital, growth equity and buyout transactions in Latin America and acted as board member for various emerging companies in the region. Mr. Yung holds a B.A. from Cornell University and a M.B.A. from INSEAD. Effective February 10, 2011, Mr. Mark Yung was elected to serve as Executive Chairman of the Company's Board of Directors. Mr. Yung has been serving as an elected member of the Board of Directors of the Company since December 17, 2010. Mr. Mark Yung is also employed by Orchard Capital Corporation, which is controlled by Mr. Richard Ressler, affiliated entities of Orchard Capital Corporation as well as Mr. Richard Ressler are shareholders of the Company.

NITIN M. AMERSEY, age 61, has 40 years of experience in international trade, marketing and corporate management. Mr. Amersey was elected as a director of ESW and has served as a member of the board since January 2003. Mr. Amersey was appointed Interim Chairman of the Board in May 2004 and subsequently was appointed Chairman of the Board in December 2004 and served as Chairman on ESW's board through to January 2010. In addition to his service as a board member of ESW, Mr. Amersey has been Chairman of Scothalls Limited, a private trading firm from 1978 to 2005. Mr. Amersey has also served as President of Circletex Corp., a financial consulting management firm since 2001, has been the Managing Member in Amersey Investments, LLC, a financial consulting management firm since 2006, and has served as chairman of Midas Touch Global Media Corp from 2005 to the present. He is also Chairman of Hudson Engineering Industries Pvt. Ltd. and of Trueskill Technologies Pvt. Ltd., private companies domiciled in India. He is a director and Chief Financial Officer of the Trim Holding Group. He was a director of New World Brands Inc. from September 2010 to July 2011 and Chief Executive Officer of New World Brands, Inc., from December 2010 to July 2011. He is a director of Azaz Capital Corp., formerly ABC Acquisition Corp 1505 and formerly its Chairman. Mr. Amersey served as director and Chief Executive Officer of ABC Acquisition Corp. 1502, from June 2010 to February 2011. From 2003 to 2006 Mr. Amersey was Chairman of RMD Entertainment Group and also served during the same period as chairman of Wide E-Convergence Technology America Corp. Mr. Amersey has a Master’s of Business Administration Degree from the University of Rochester, Rochester, New York, and a Bachelor of Science in Business from Miami University, Oxford, Ohio. He graduated from Miami University as a member of Phi Beta Kappa and Phi Kappa Phi. He is the sole member manager of Amersey Investments LLC. Mr. Amersey also holds a Certificate of Director Education from the NACD Corporate Director's Institute.

JOHN DUNLAP, III, 54, served as Chairman of the Board of Directors of the California Air Resources Board from 1994 to 1999. In this post, Mr. Dunlap promoted advanced technological solutions to achieve air quality and public health protection gains. During his tenure as Chairman, Mr. Dunlap oversaw the development and implementation of the most far-reaching air quality regulations in the world aimed at fuels, engines and over 200 consumer products. Prior to Mr. Dunlap's tenure at CARB, he served as the Chief Deputy Director of the California Department of Toxic's Substances Control where his responsibilities included crafting the state's technology advancement program, serving as the lead administration official in securing congressional and U.S. Department of Defense / Executive Branch support and funding for military base closure environmental clean-up and in creating a network of ombudsman staff to assist the regulated businesses in demystifying the regulatory process. In addition, Mr. Dunlap spent more than a decade at the South Coast Air Quality Management District in a host of regulatory, public affairs and advisory positions where he distinguished himself as the principal liaison with the business and regulatory community. Mr. Dunlap is currently the owner of a California-based advocacy and consulting firm called the Dunlap Group. He has served on the Board of Directors of ESW since 2007. Mr. Dunlap has a BA degree in Political Science and Business from the University of Redlands (California) and a Master's degree in Public Policy from Claremont Graduate University (California).

JOHN SUYDAM, age 53, Mr. Suydam joined Apollo in 2006 as Chief Legal and Compliance Officer. From 2002 through 2006, Mr. Suydam was a partner at O’Melveny & Myers LLP, where he served as head of Mergers & Acquisitions and co-head of the Corporate Department. Prior to that time, Mr. Suydam served as chairman of the law firm O’Sullivan, LLP, which specialized in representing private equity investors. Mr. Suydam serves on the Board of Directors of the Big Apple Circus and Environmental Solutions Worldwide Inc., and he is also a member of the Department of Medicine Advisory Board of The Mount Sinai Medical Center. Mr. Suydam received his JD from New York University and graduated magna cum laude with a BA in History from the State University of New York at Albany.

JOHN J HANNAN, age 60, is Chairman of the Board of Directors of Apollo Investment Corporation, a public investment company. He served as Chief Executive Officer of Apollo Investment Corporation from 2006 to 2008. Mr. Hannan, a senior partner of Apollo Management, L.P., co-founded Apollo Management, L.P. in 1990. He received a BBA from Adelphi University and an MBA from the Harvard Business School.

BENJAMIN BLACK, age 28, is a 2013 joint degree candidate for a Juris Doctor/Master of Business Administration from Harvard University. From 2007 to 2009, he was employed in the Technology, Media & Telecoms Group within the Investment Banking Division at Goldman, Sachs & Co. He graduated cum laude from the University of Pennsylvania in 2007 with a major in History.

JOSHUA BLACK, age 26, is employed at Apollo Management. Formerly, he was employed by the Leveraged Finance Group within the Investment Banking Division at Goldman, Sachs & Co from 2010 to June, 2011. From 2008 to 2010, he was employed in the Financial Institutions Group within the Investment Banking Division also at Goldman, Sachs & Co. He graduated cum laude and with departmental distinction from Princeton University in 2008 with a major in Religion.

ZOHAR LOSHITZER, age 55, Chief Executive Officer of Presbia an ophthalmic-device firm. Mr. Loshitzer possesses a varied background guiding commercialization of emerging technologies in fields including aerospace, telecommunications and medical devices. Mr. Loshitzer has held leadership positions in several portfolio companies affiliated to Orchard Capital, including Presbia. Previously, Mr. Loshitzer served as the President, CEO and founder of Universal Telecom Services (UTS), which provides high-quality, competitively priced voice and data telecommunications solutions to emerging markets. Mr. Loshitzer oversaw the company's operations and its critical relationships with key foreign entities, mainly in the Indochina region. He is one of the founders of J2 Global Communications (NASDAQ: JCOM), and a co-founder and former managing director of Life Alert Emergency Response, Inc., currently serves as a managing director of Orchard Telecom, Inc., and has served as a board member to MAI Systems Corporation, an AMEX-listed company and j2 Global communications (NASDAQ: JCOM) from 1998 - 2001 . Earlier in his career, Mr. Loshitzer worked in the aerospace industry at the R&D lab of Precision Instruments, a division of IAI (Israel Aircraft Industries). Mr. Loshitzer focuses on helping grow companies from start-ups to global enterprises. In the later part of 2011 Mr. Loshitzer joined the board of Advance Cell Technology Inc., a biotechnology Company. Mr. Loshitzer holds a degree in Electrical & Electronic Engineering from Ort Syngalowski College in Israel.

FRANK HAAS, age 49, the Company's Chief Technology Officer and Chief Regulatory Officer. Mr. Haas has been the Vice President of Special Projects for the Company since 2007. He joined the Company in 2001 and served in several capacities, such as technical Sales Engineer and Director of Sales. Prior to joining the Company Mr. Haas was employed by Nett Technologies and Husky Injection Moulding, where he served in the roles of technical Sales and Project Engineer. Mr. Haas holds a Bachelor’s degree in Mechanical Engineering with specialization in Production Engineering from the University of Applied Sciences in Cologne, Germany.

VIRENDRA KUMAR, age 38, the Vice President of Operations of the Company. Mr. Kumar has been General Manager of ESW America, Inc. ("ESWA") since 2010 and is responsible for the overall operations related to Air Testing Services. Prior to joining ESWA in 2009, Mr. Kumar was employed by Cummins Inc. as an Emission Operations Leader from 2004 through 2009, prior to that by Escort JCB as a design and production engineer, and by the Indian Institute of Technology Delhi as a project manager. Mr. Kumar holds a Master’s degree in Mechanical Engineering from the Indian Institute of Technology Delhi and a Bachelor’s degree in Mechanical Engineering from the University of Rajasthan. Mr. Kumar was also a PhD candidate at University of California, Riverside.

PRAVEEN NAIR, age 37 the Chief Financial Officer of the Company He joined the Company in May 2005 and served in the position of Assistant to the Chief Financial Officer supporting the Company's Chief Financial Officer in day-to-day operations. In May 2006 he was promoted to Controller for the Company's wholly-owned subsidiaries, ESW America Inc. and ESW Canada Inc. and was appointed Chief Accounting Officer in February 2008. Prior to joining the Company, Mr. Nair was with e-Serve International Ltd, a Citigroup company from December 2000 through January 2005 where he served as a Deputy Manager in the Business Development and Migrations Unit and subsequently as Manager and Senior Manager. He was responsible for feasibility studies and regionalizing operations from countries in Europe, North America and Africa. Mr. Nair has a Bachelor’s Degree in Commerce with specialization in Accounting and a Master’s Degree in Finance from Faculty of Management Studies, College of Materials Management, Jabalpur, India.

CORPORATE GOVERNANCE

GENERAL

ESW's management and Board of Directors believe that good corporate governance is important to ensure that the Company is managed for the long-term benefit of its stockholders. This section describes key corporate governance practices that have been adopted.

BOARD OF DIRECTORS MEETINGS AND ATTENDANCE

The Board of Directors has responsibility for establishing broad corporate policies and reviewing overall performance of the Company rather than day-to-day operations. The primary responsibility of ESW's Board of Directors is to oversee the management of the Company and, in doing so, serve the best interests of the Company and its stockholders. The Board of Directors selects, evaluates and provides for the succession of executive officers and, subject to stockholder approval, the election of directors. The Board also reviews and approves corporate objectives and strategies, and evaluates significant policies and proposed major commitments of corporate resources as well as participates in decisions that have a potential major economic impact on our Company. Management keeps the directors informed of Company activity through regular communication, including written reports and presentations at Board of Directors and committee meetings. We have no formal policy regarding director attendance at the annual meeting of stockholders. The Board of Directors held ten (4) meetings in 2012, three of which were telephonic and one in person at or Montgomeryville, PA facility. All board members were in attendance for at least seventy five percent (75%) of the board meetings.

AUDIT COMMITTEE COMPOSITION

The Company has a separately designated standing Audit Committee comprised of Nitin M. Amersey (Chairman) and John Dunlap III. Nitin Amersey qualifies as a "financial expert" as defined by SEC rules. The Company's Board has also determined that Nitin Amersey meets the SEC definition of an "independent" director. The Audit Committee met 4 times during 2012.

COMPENSATION COMMITTEE COMPOSITION

The Compensation Committee is currently comprised of John Dunlap III, who serves as Chairman and Nitin Amersey. In accordance with its charter, the Compensation Committee is responsible for establishing and reviewing the overall compensation philosophy of the Company, establishing and reviewing: the Company's general compensation policies applicable to the executive officers and other officers; evaluating the performance of the executives officer and other officers and approving their annual compensation; reviewing and recommending the compensation of directors; reviewing and recommending employment, consulting, retirement and severance arrangements involving officers and directors of the Corporation; and reviewing and recommending proposed and existing incentive-compensation plans and equity-based compensation plans for the Corporation's directors, officers, employees and consultants. The Compensation Committee met 5 times during 2012.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Under the securities laws of the United States, the Company's directors, executive officers, and any persons holding more than ten percent of the Company's common stock are required to report their initial ownership of the Company's common stock and any subsequent changes in their ownership to the Securities and Exchange Commission. Specific due dates have been established by the Commission, and the Company is required to disclose any failure to file by those dates. Based upon the copies of Section 16 (a) reports that the Company received from such persons for their 2012 fiscal year transactions, the Company believes there has been compliance with all Section 16 (a) filing requirements applicable to such officers, directors and ten-percent beneficial owners for such fiscal year.

CODE OF ETHICS

ESW's Board of Directors has adopted a Code of Business Conduct and Ethics which provides a framework for directors, officers and employees on the conduct and ethical decision-making integral to their work. The Audit Committee is responsible for monitoring compliance with this code of ethics and any waivers or amendments thereto can only be made by the Board or a Board committee. The Code of Ethics is available on www.sec.gov as an exhibit with the Company's Form 10KSB filed with the Securities and Exchange Commission on April 3, 2006. The Company can provide a copy of such Code of Ethics, upon receipt of a written request to the attention of the CFO's Office, at ESW Group®, 200 Progress Drive, Montgomeryville, PA 18936. The written request should include the Company name, contact person and full mailing address and/or email address of the requestor.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation for each of the last two (2) fiscal years earned by each of the most highly compensated executive officers (the “Named Executives”).

SUMMARY COMPENSATION TABLE

Name / Principal position	Year	Salary	Bonus	Stock awards	Option awards	Non-equity incentive plan compensation	Non-qualified deferred compensation earnings	All other compensation	Total
Praveen Nair (1)	2012	$150,063	--	--	--	27,512	--	$5,125	$182,700
Chief Financial Officer	2011	$145,555	--	--	--	--	--	$3,647	$149,202
Frank Haas (2)	2012	$160,067	--	--	--	30,013	--	$5,125	$195,205
Chief Technology Officer	2011	$146,307	--	--	--	--	--	$3,647	$149,955
& Chief Regulatory Office
Virendra Kumar (3)	2012	$150,000	--	--	--	37,500	--	$6,111	$193,611
Vice President Of Operations	2011	$141,542	--	--	--	--	--	$6,900	$148,442

1. Mr. Nair receives an annual salary of CAD$150,000 (which translates to USD $150,063 for the year ended December 31, 2012). In 2012 Mr. Nair received $150,063 as salary, $27,512 in non-equity incentive plan compensation and standard medical and dental benefits provided by the Company totaling $5,125. In 2011, Mr. Nair received $145,555 as salary and standard medical and dental benefits provided by the Company totaling $3,647.

2. Mr. Haas receives an annual salary of CAD$160,000 (which translates to USD $160,067 for the year ended December 31, 2012). In 2012 Mr. Haas received $160,067 as salary, $30,013 in non-equity incentive plan compensation and standard medical and dental benefits provided by the Company totaling $5,125. In 2011 Mr. Haas received $ 146,307 as salary and standard medical and dental benefits provided by the Company totaling $3,647.

3. Mr. Kumar receives an annual salary of $150,000. In 2012 Mr. Kumar received $150,000 as salary, $37,500 in non-equity incentive plan compensation and standard medical and dental benefits provided by the Company totaling $6,111. In 2011 Mr. Kumar received $141,542 as salary and standard medical and dental benefits provided by the Company totaling $6,900.

CONTRACTS AND AGREEMENTS

On April 19, 2011, the Company’s Board ratified a Services Agreement (the “Agreement”) between the Company and Orchard Capital Corporation (“Orchard”) which was approved by the Company’s Compensation Committee. Under the Agreement, which was effective as of January 30, 2011, Orchard agreed to provide services that may be mutually agreed to by and between Orchard and the Company including those duties customarily performed by the Chairman of the Board and executives of the Company as well as providing advice and consultation on general corporate matters and other projects as may be assigned by the Company’s Board as needed. Orchard has agreed to appoint Mark Yung, who is also employed by Orchard, as the Company’s Executive Chairman to act on Orchard’s behalf and provide the services to the Company under the Agreement. Orchard reserves the right to replace Mr. Yung as the provider of services under the Agreement at its sole option. The Agreement may be terminated by either party upon thirty (30) days written notice unless otherwise provided for under the Agreement. Compensation under the agreement is the sum of $300,000 per annum plus reimbursement for out-of-pocket expenses incurred by Orchard. The agreement includes other standard terms including indemnification and limitation of liability provisions. Orchard is controlled by Richard Ressler; affiliated entities of Orchard as well as Richard Ressler own shares of the Company. Under the agreement the Company has paid $300,000 for the year ended December 31, 2012 and $275,000 for the year ended December 31, 2011.

NON-EQUITY INCENTIVE PLAN COMPENSATION

Non-equity incentive plan compensation is based upon the achievement of predetermined annual goals, namely, quantitative financial goals such as revenue and EBITDA as well as non-quantitative performance goals. Examples of non-quantitative goals include strengthening manufacturing operations, strengthening corporate finance, strengthening regulatory function, successful management of staff, and product development, among others. The Compensation Committee determines the compensation for achievement or partial achievement of any such predetermined goal. For the Named Executives, non-equity incentive compensation is calculated by assigning 70% weight to quantitative financial goals (35% to each of revenue and EBITDA) and 30% to non-quantitative goals.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

There were no outstanding equity awards held by any of the Named Executives as of December 31, 2012.

2010 STOCK INCENTIVE PLAN

The 2010 Stock Incentive Plan (“2010 Stock Incentive Plan”), which is currently in effect, replaced the Company’s 2002 Stock Option Plan. While options granted under the Company’s 2002 Stock Option Plan remain in effect in accordance with the terms of such 2002 Stock Option Plan and the individual options, the 2010 Stock Incentive Plan replaced the Company’s 2002 Plan for grants following its adoption. The 2010 Stock Incentive Plan was capitalized with 5,000,000 shares. The 2010 Stock Incentive Plan authorizes the granting of awards to employees (including officers) of the Company and certain related companies in the form of any combination of (1) options to purchase shares of Common Stock, (2) stock appreciation rights (“SARs”), (3) shares of restricted Common Stock (“restricted stock”), (4) shares of deferred Common Stock (“deferred stock”), (5) bonus stock, and (6) tax-offset payments with respect to any of such awards. The 2010 Stock Incentive Plan also authorizes the granting of awards to directors who are not employees or officers of the Company (“Outside Directors”) to purchase shares of Common Stock and related limited SARs and tax-offset payments. The 2010 Stock Incentive Plan is administered by a committee of the Company’s Board, which consists of at least two Outside Directors. This committee has authority to interpret the 2010 Stock Incentive Plan, adopt administrative regulations, and determine and amend the terms of awards to employees. The Board has similar authority with respect to Outside Directors (although the 2010 Stock Incentive Plan may also provide for certain automatic grants to Outside Directors). The aggregate number of shares of Common Stock which may be issued under the 2010 Stock Incentive Plan is 5,000,000. Such shares may consist of authorized but unissued shares or treasury shares. The exercise of a SAR for cash or for the settlement of any other award in cash will not count against this share limit. Shares subject to lapsed, forfeited or cancelled awards, including options cancelled upon the exercise of tandem SARs for cash, will not count against this limit and can be re-granted under the 2010 Stock Incentive Plan. If the exercise price of an option is paid in Common Stock or if shares are withheld from payment of an award to satisfy tax obligations with respect to the award, such shares also will not count against the above limit. No employee or Outside Director may be granted tax-offset payments with respect to more than the number of shares of Common Stock covered by awards held by such employee. The 2010 Stock Incentive Plan does not limit awards which may be made under other plans of the Company.

COMPENSATION OF NON-MANAGEMENT DIRECTORS

Name of outside director	Year	Fees earned cash	Restricted stock awards(1) $	Total
Nitin M. Amersey (2)	2012	$30,000	$1,000	$31,000
	2011	$53,935	$19,000	$72,935
John D. Dunlap III (3)	2012	$30,000	$1,000	$31,000
	2011	$47,500	$19,000	$66,500
Mark Yung (4)	2012	$--	$152,244	$152,244
	2011	$5,000	$--	$--
Zohar Loshitzer (5)	2012	$--	$1,000	$1,000
	2011	$5,000	$3,000	$8,000
Benjamin Black (6)	2012	$--	$2,000	$2,000
	2011	$5,000	$--	$5,000
Joshua Black (6)	2012	$--	$2,000	$2,000
	2011	$5,000	$--	$5,000
John J Hannan (5)	2012	$--	$1,000	$1,000
	2011	$5,000	$3,000	$8,000
John Suydam (5)	2012	$--	$1,000	$1,000
	2011	$5,000	$3,000	$8,000

In 2011, the compensation structure for Outside Directors was amended; there is no cash compensation for Outside Directors serving on the board of the Company. The Chairman of the Audit Committee and Compensation Committee receive $2,500 per month as cash compensation. Each Outside Director serving on the board was awarded 150,000 shares of restricted Common Stock with 50,000 shares vesting on December 31, 2011, 2012 and 2013. In December 2012, Mr. Yung received a one-time grant of 8,229,392 shares of restricted Common Stock for services rendered as Executive Chairman, 4,114,696 shares of which were issued upon the date of grant, and 4,114,696 shares of which will be issued on February 28, 2013.

Until April 2011 Outside Directors were compensated at the rate of $2,500 a month. The Chairman of the Board received an additional $2,000 per month and the Chair of the Audit Committee received an additional $1,000 per month.

(1) Represents the cost of the compensation expense recorded by the Company in accordance with FAS123R (ASC 718-10-10). In 2012, compensation expense for restricted stock grants amounted to $161,244. In 2011, compensation expense for restricted stock grants amounted to $47,000.

(2) In 2012, Mr. Amersey received $30,000 in board fees and 50,000 shares of restricted Common Stock under the 2010 Stock Incentive Plan for serving as a board member. In 2011, Mr. Amersey received $38,000 in board fees for 2011and $15,938 related to outstanding board fees for 2010. Mr. Amersey also received a one-time grant of 200,000 shares of restricted Common Stock for serving as the Chairman of the Audit Committee and 50,000 shares of restricted Common Stock under the 2010 Stock Incentive Plan for serving as a board member for 2011.

(3) In 2012, Mr. Dunlap received $30,000 in board fees and 50,000 shares of restricted Common Stock under the 2010 Stock Incentive Plan for serving as a board member. In 2011, Mr. Dunlap received $30,000 in board fees for 2011 and $17,500 related to outstanding board fees for 2010. Mr. Dunlap also received a onetime grant of 200,000 shares of restricted Common Stock for serving as the Chairman of the Compensation Committee and 50,000 shares of restricted Common Stock under the 2010 Stock Incentive Plan for serving as a board member for 2011.

(4) In 2012, represents 4,114,696 shares of restricted Common Stock issued in December 2012 for services rendered as Executive Chairman. An additional 4,114,696 shares of restricted Common Stock for services rendered will be issued to Mr. Yung on February 28, 2013. In 2011, represents $5,000 in board fees for months prior to the amendment of the board compensation structure, which amount was paid out in the form of a stock grant of 41,667 shares of restricted Common Stock in November 2011.

(5) In 2012, represents 50,000 shares of restricted Common Stock under the 2010 Stock Incentive Plan for serving as a board member for 2012. In 2011, represents $5,000 in board fees for months prior to the amendment of the board compensation structure. This amount was paid out in the form of a stock grant of 41,667 shares of restricted Common Stock in November 2011 and 50,000 shares of restricted Common Stock under the 2010 Stock Incentive Plan for serving as a board member for 2011.

(6) In 2012, represents 100,000 shares of restricted Common Stock under the 2010 Stock Incentive Plan for serving as a board member for 2011 and 2012. In 2011, represents $5,000 in board fees for months prior to the amendment of the board compensation structure. This amount was paid out in the form of a stock grant of 41,667 shares of restricted Common Stock in December 2012.

The following tables show certain information regarding the outstanding equity awards (options to purchase Common Stock and unvested portion of restricted stock grants) held by the Outside Directors at the end of 2012.

Name	Options outstanding	Options exercise price	Options expiration date
Nitin M. Amersey	50,000	$0.27	8/6/2013

Name	Number of restricted common stock outstanding (unvested) at December 31, 2012	Vesting dates
Nitin M. Amersey	50,000	December 31, 2013
John Dunlap III	50,000	December 31, 2013
Mark Yung	4,114,696	February 28, 2013
Zohar Loshitzer	50,000	December 31, 2013
Benjamin Black	50,000	December 31, 2013
Joshua Black	50,000	December 31, 2013
John Suydam	50,000	December 31, 2013
John J Hannan	50,000	December 31, 2013
	4,464,696

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, to the best knowledge of the Company, as of March 19, 2013, certain information with respect to (1) beneficial owners of more than five percent (5%) of the outstanding Common Stock, (2) beneficial ownership of shares of Common Stock by each director and named executive, (3) beneficial ownership of shares of Common Stock by all directors and officers as a group.

Unless otherwise noted, all shares are beneficially owned and the sole voting and investment power is held by the persons/entities indicated.

Calculations are based upon the aggregate of all shares of Common Stock issued and outstanding as of December 31, 2012 in addition to shares issuable upon exercise of options currently exercisable or becoming exercisable within 60 days and which are held by the individuals named on the table.

Name and address of beneficial owner	Total beneficial ownership	(1)	Percent of class
Mark Yung, Executive Chairman c/o 200 Progress Drive Montgomeryville, PA 18936	8,271,059	(2)	3.62%
Nitin M. Amersey, Director c/o 200 Progress Drive Montgomeryville, PA 18936	400,000	(3)	0.13%
John D. Dunlap, III, Director c/o 200 Progress Drive Montgomeryville, PA 18936	350,000	(4)	0.13%
Zohar Loshitzer, Director c/o 200 Progress Drive Montgomeryville, PA 18936	191,667	(5)	0.06%
Benjamin Black, Director c/o 200 Progress Drive Montgomeryville, PA 18936	191,667	(6)	0.06%
Joshua Black, Director c/o 200 Progress Drive Montgomeryville, PA 18936	191,667	(7)	0.06%
John Suydam, Director c/o 200 Progress Drive Montgomeryville, PA 18936	191,667	(8)	0.06%
John J Hannan, Director c/o 200 Progress Drive Montgomeryville, PA 18936	2,325,834	(9)	1.02%
Frank Haas, Chief Technology Officer and Chief Regulatory Officer c/o 200 Progress Drive Montgomeryville, PA 18936	246,050	(10)	0.11%
Virendra Kumar, Vice President of Operations c/o 200 Progress Drive Montgomeryville, PA 18936	0		0.00%
Praveen Nair, Chief Financial Officer c/o 200 Progress Drive Montgomeryville, PA 18936	900	(11)	0.00%
John J. Hannan as Trustee of the Black Family 1997 Trust c/o 9 West 57TH Street, Suite 4300 New York NY 10019	30,645,399	(12)	13.43%
Leon D. Black c/o 9 West 57TH Street, Suite 4300 New York NY 10019	12,622,980	(13)	5.53%

Name and address of beneficial owner	Total beneficial ownership	(1)	Percent of class
John J. Hannan as Trustee of the Leon D. Black Trust UAD 11/30/92 FBO Alexander Black c/o 9 West 57TH Street, Suite 4300 New York NY 10019	9,909,949	(14)	4.34%
John J. Hannan as Trustee of the Leon D. Black Trust UAD 11/30/92 FBO Benjamin Black c/o 9 West 57TH Street, Suite 4300 New York NY 10019	9,909,949	(15)	4.34%
John J. Hannan as Trustee of the Leon D. Black Trust UAD 11/30/92 FBO Joshua Black c/o 9 West 57TH Street, Suite 4300 New York NY 10019	9,909,949	(16)	4.34%
John J. Hannan as Trustee of the Leon D. Black Trust UAD 11/30/92 FBO Victoria Black c/o 9 West 57TH Street, Suite 4300 New York NY 10019	9,909,949	(17)	4.34%
Richard R. Ressler C/O CIM GROUP 6922 Hollywood Boulevard Los Angeles CA 90028	2,134,167	(18)	0.94%
Orchard Investments, LLC C/O CIM GROUP 6922 Hollywood Boulevard Los Angeles CA 90028	17,270,553	(19)	7.57%
Bengt G. Odner 15 Rue Du Cendrier, 6TH Floor Geneva V8 1211	36,050,000	(20)	15.80%
Sedam Ltd 15 Rue Du Cendrier, 6TH Floor Geneva V8 1211	36,050,000	(20)	15.80%
Financial Trust Co. Inc. 6100 Red Hook Quarter B-3 St. Thomas, VSVI-00802	13,350,205	(21)	5.85%
All current directors and executive officers as a group (Eleven persons)	82,645,706		36.21%

(1) Calculated on the basis of 228,213,143 shares of Common Stock outstanding plus, in the case of any person with the right to acquire beneficial ownership of shares of Common Stock within 60 days of March 19, 2013, the number of such shares.

(2) Includes 41,667 shares of restricted Common Stock, also includes 8,229,938 shares of restricted Common Stock granted for services rendered, of which 4,114,696 shares were issued on the date of grant (December 7, 2012) and 4,114,696 shares issued on February 28, 2013.

(3) Includes 300,000 shares of restricted Common Stock and options to purchase 50,000 shares of Common Stock at $0.27 per share expiring August 6, 2013 also includes stock grants of 50,000 shares of restricted Common Stock vesting on December 31, 2013.

(4) Includes 300,000 shares of restricted Common Stock, also includes stock grants of 50,000 shares of restricted Common Stock vesting on December 31, 2013.

(5) Includes 141,667 shares of restricted Common Stock, also includes stock grants of 50,000 shares of restricted Common Stock vesting on December 31, 2013.

(6) Mr. Benjamin Black is a beneficiary of the Leon D. Black Trust UAD 11/30/92 FBO Benjamin Black (the “Benjamin Trust”) and the Black Family 1997 Trust (the “1997 Trust”). John J. Hannan is the trustee of the Benjamin Trust and the 1997 Trust and has the sole voting, investment and dispositive power with respect to the shares held by the Benjamin Trust and the 1997 Trust. Mr. Benjamin Black disclaims any beneficial ownership of the shares of Common Stock held by the Benjamin Trust and the 1997 Trust.

Includes 141,667 shares of restricted Common Stock, also includes stock grants of 50,000 shares of restricted Common Stock vesting on December 31, 2013.

(7) Mr. Joshua Black is a beneficiary of the Leon D. Black Trust UAD 11/30/92 FBO Joshua Black (the “Joshua Trust”) and the 1997 Trust. John J. Hannan is the trustee of the Joshua Trust and the 1997 Trust and has the sole voting, investment and dispositive power with respect to the shares held by the Joshua Trust and the 1997 Trust. Mr. Joshua Black disclaims any beneficial ownership of the shares of Common Stock held by the Joshua Trust and the 1997 Trust.

Includes 141,667 shares of restricted Common Stock, also includes stock grants of 50,000 shares of restricted Common Stock vesting on December 31, 2013.

(8) Includes 141,667 shares of restricted Common Stock, also includes stock grants of 50,000 shares of restricted Common Stock vesting on December 31, 2013.

(9) Includes 2,275,834 shares of Common Stock directly owned by John J. Hannan, also includes stock grants of 50,000 shares of restricted Common Stock vesting on December 31, 2013. As the trustee of each of the 1997 Trust, the Leon D. Black Trust UAD 11/30/92 FBO Alexander Black (the “Alexander Trust”), the Leon D. Black Trust UAD 11/30/92 FBO Victoria Black (the “Victoria Trust”), the Benjamin Trust and the Joshua Trust, Mr. Hannan is the beneficial owner of an additional 70,285,195 shares of Common Stock.

(10) Includes 246,050 shares of Common Stock.

(11) Includes 900 shares of Common Stock.

(12) Includes 30,645,399 shares of Common Stock directly beneficially owned by the 1997 Trust. John J. Hannan is the trustee of the 1997 Trust and has the sole voting, investment and dispositive power with respect to shares of Common Stock held by the 1997 Trust.

(13) Includes 12,622,980 shares of Common Stock directly owned by Mr. Leon Black.

(14) Includes 9,909,949 shares of Common Stock directly beneficially owned by the Alexander Trust. John J. Hannan is the trustee of the Alexander Trust and has the sole voting, investment and dispositive power with respect to the shares of Common Stock held by the Alexander Trust.

(15) Includes 9,909,949 shares of Common Stock directly beneficially owned by the Benjamin Trust. John J. Hannan is the trustee of the Benjamin Trust and has the sole voting, investment and dispositive power with respect to the shares of Common Stock held by the Benjamin Trust.

(16) Includes 9,909,949 shares of Common Stock directly beneficially owned by the Joshua Trust. John J. Hannan is the trustee of the Joshua Trust and has the sole voting, investment and dispositive power with respect to the shares of Common Stock held by the Joshua Trust.

(17) Includes 9,909,949 shares of Common Stock directly beneficially owned by the Victoria Trust. John J. Hannan is the trustee of the Victoria Trust and has the sole voting, investment and dispositive power with respect to the shares of Common Stock held by the Victoria Trust.

(18) Includes 2,134,167 shares of Common Stock directly owned by Richard S. Ressler. Richard Ressler is the President of Orchard Capital Corporation, the Manager of Orchard Investments LLC.

(19) Includes 17,270,553 shares of Common Stock directly owned by Orchard Investments, LLC (“Orchard”).

(20) The aggregate amount of Common Stock beneficially owned by Mr. Bengt Odner, a former director of the Company, is represented by 1,412,205 shares of Common Stock and 50,000 shares of Common Stock underlying stock options that may be exercised. In addition to the direct ownership listed herein, Mr. Odner has indirect beneficial ownership of 34,587,795 shares by way of Sedam Limited, a corporation organized under the laws of Cyprus, which is controlled by a trust of which Mr. Bengt Odner is the sole beneficiary.

(21) Includes 13,350,205 shares of Common Stock directly owned by Financial Trust Co. Inc.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 2012, in addition to fees and salaries as well as reimbursement of business expenses, transactions with related parties include:

•              $300,000 related to services provided by Orchard Capital Corporation under a services agreement effective January 30, 2011. On April 19, 2011, the Company's Board ratified a Services Agreement (the "Agreement") between the Company and Orchard Capital Corporation ("Orchard") which was approved by the Company's Compensation Committee. Under the Agreement, Orchard agreed to provide services that may be mutually agreed to by and between Orchard and the Company including those duties customarily performed by the Chairman of the Board and executive of the Company as well as providing advice and consultation on general corporate matters and other projects as may be assigned by the Company's Board as needed. Orchard is controlled by Richard Ressler. Certain affiliated entities of Orchard as well as Richard Ressler own shares of the Company.

•              Mr. Nitin Amersey who is a director of the Company is listed as a control person with the Securities and Exchange Commission of Bay City Transfer Agency Registrar Inc., the Company's transfer agent. Mr. Amersey is also a control person in Freeland Venture Resources Inc., which provide Edgar filing services to the Company. For the year ended December 31, 2012, the Company paid Bay City Transfer Agency Registrar Inc. and Freeland Venture Resources Inc., $11,296 for services rendered.

In addition to fees and salaries and reimbursement of business expenses, during the twelve month period ended December 31, 2011 transactions with related parties included:

•              $4,000,000 issuance of unsecured subordinated promissory notes to certain shareholders and deemed affiliates of certain members of the Board of Directors. Interest expense on notes payable to related parties amounted to $126,850.

•              Investment agreement with Bridge lenders and certain shareholders and deemed affiliates of certain members of the Board of Directors effective May 10, 2011.

•              The effect of an exchange feature included in the terms of the Share Subscription Agreement for $3,000,000 of Convertible Debentures issued on March 19, 2010 ("2010 Debentures") and fully converted including interest into 6,007,595 shares of common stock on March 25, 2010. At March 31, 2011 the exchange feature liability related to the convertible debentures was re-valued to $2,280,000 with the change in fair value of exchange feature liability of $578,739 expense recorded in the consolidated statements of operations and comprehensive loss. In March 2010, Orchard invested $1 million in the $3 million convertible debentures offering; of the exchange feature liability $760,000 was attributed to the investment made by Orchard based on their relative contribution to the March 2010 subscription, this amount was transferred to equity as of June 30, 2011. Orchard received 6,333,333 additional shares of Common Stock in conjunction with certain rights under the Prior Subscription Agreements as the Company closed its Qualified Offering on June 30, 2011.

•              $275,000 related to services provided by Orchard under a services agreement effective January 30, 2011.

•              For the year ended December 31, 2011, the Company paid Bay City Transfer Agency Registrar Inc. $18,054.

•              Mr. Peter Bloch, a former director of the Company, provided consulting services to the Company and was paid in the amount of $88,796 for these services for the year ended December 31, 2011.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES:

The Company paid its principal accountant MSCM LLP, $0 to date in audit fees for the audit of the Company's annual financial statements for 2012.

The Company paid its principal accountant MSCM LLP $40,263 in audit fees for review of the financial statements included in its Form 10-Q for the three quarterly reports in 2012.

The Company paid its principal accountant MSCM LLP, $85,099 to date in audit fees for the audit of the Company's annual financial statements for 2011.

The Company paid its principal accountant MSCM LLP $47,401 in audit fees for review of the financial statements included in its Form 10-QSB for the three quarterly reports in 2011

TAX AND OTHER FEES:

The Company paid its principal accountant MSCM LLP $0 and $0 for tax / compliance and other services for 2012.

The Company paid its principal accountant MSCM LLP $0 and $16,814 for tax / compliance and other services for 2011.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

The Company has filed the following documents as part of this Form 10-K:

1. CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	- Page F1
Financial Statements
Consolidated Balance Sheets	- Page F2
Consolidated Statements of Income	- Page F3
Consolidated Statements of Stockholders' Equity	- Page F4
Consolidated Statements of Cash Flows	- Page F5
Notes to Consolidated Financial Statements	- Page F6-F18

2. FINANCIAL STATEMENT SCHEDULE

All schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

3. EXHIBITS.

Exhibits are incorporated by reference to the Index of Exhibits provided at the end of this Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned; thereunto duly authorized this 19th day of March 2013 in the city of Montgomeryville, State of Pennsylvania.

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.

(Registrant)

BY: /S/ MARK YUNG

MARK YUNG

EXECUTIVE CHAIRMAN

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below, by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURES	TITLE	DATE

/S/ MARK YUNG	EXECUTIVE CHAIRMAN	MARCH 19, 2013
MARK YUNG

/S/ NITIN M. AMERSEY	DIRECTOR	MARCH 19, 2013
NITIN M. AMERSEY

/S/ JOHN DUNLAP III	DIRECTOR	MARCH 19, 2013
JOHN DUNLAP

/S/ ZOHAR LOSHITZER	DIRECTOR	MARCH 19, 2013
ZOHAR LOSHITZER

/S/ BENJAMIN BLACK	DIRECTOR	MARCH 19, 2013
BENJAMIN BLACK

/S/ JOSHUA BLACK	DIRECTOR	MARCH 19, 2013
JOSHUA BLACK

/S/ JOHN J HANNAN	DIRECTOR	MARCH 19, 2013
JOHN J HANNAN

/S/ JOHN SUYDAM	DIRECTOR	MARCH 19, 2013
JOHN SUYDAM

/S/ PRAVEEN NAIR	CHIEF FINANCIAL OFFICER	MARCH 19, 2013
PRAVEEN NAIR

/S/ FRANK HAAS	CHIEF TECHNOLOGY	MARCH 19, 2013
FRANK HAAS	OFFICER / CHIEF
REGULATORY OFFICER

/S/ VIRENDRA KUMAR	VICE PRESIDENT OF	MARCH 19, 2013
VIRENDRA KUMAR	OPERATIONS

INDEX OF EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation of the Company. (1)
3.2	Bylaws of the Company. (1)
3.3	Articles of Incorporation of the Company, as amended as of November 29, 2001. (Originally filed as exhibit 3.2) (5)
3.4	Articles of Incorporation of the Company as amended July 20, 2005 (Originally filed as exhibit 3.3)(13)
3.5	Bylaws of the Company as amended January 3, 2006 (15)
3.6	Articles of Incorporation of the Company, as amended as of October 13, 2010. (34)
3.7	Bylaws of the Company as amended January 25, 2011 (Originally filed as exhibit 3.1) (35)
4.1	Form of Warrant Certificate issued April, 1999. (1)
4.2	Form of Warrant Certificate for 2002 Unit Private Placement (7)
4.3	Form of three (3) year Warrant Certificate exercisable at $0.90 per share issued on April and July 2005. (13)
4.4	Form of three (3) year Warrant Certificate exercisable at $2.00 per share issued on April and July 2005. (13)
4.5	Form of three (3) year Warrant Certificate exercisable at $3.00 per share issued on April and July 2005. (13)
4.6	Form of Specimen of Common Stock Certificate. (Originally filed as exhibit 4.1)
10.1	Form of Agreement dated January 29, 1999 by and between the shareholders BBL Technologies, Inc. and the Company. (1)
10.2	Form of Consulting Agreement dated March 31, 1999 by and between May Davis Group and the Company. (1)
10.3	Form of Commission Agreement dated March 31, 1999 by and between May Davis Group and the Company. (1)
10.4	Form of Option Agreement dated June 21, 1999, between David Coates o/a Fifth Business and the Company. (1)
10.5	Form of Option Agreement dated June 21 1999 between Zoya Financial Corp. and the Company. (1)
10.6	Form of Consulting Agreement with Bruno Liber dated January 29, 2000.
10.7	Form of Office Offer to Lease for Environmental Solutions Worldwide Inc. dated October 6, 1999. (2)
10.8	Form of Financial relations agreement with Continental Capital & Equity Corporation dated December 5, 2000. (4)
10.9	Form of Employment Agreement between John A. Donohoe, Jr. and the Company dated as of September 10, 2003. (6)
10.10	Form of Employment Agreement between Robert R. Marino and the Company dated as of September 10, 2003. (6)
10.11	Form of Employment Agreement between David J. Johnson and the Company dated as of September 10, 2003. (6)
10.12	Form of Subscription Agreement for 2001 Common Stock Placement. (7)
10.13	Form of Subscription Agreement for 2002 Unit Private Placement and related representation letters. (7)
10.14	Form of unsecured subordinated promissory note issued by the Company to AB Odinia, dated August 27, 2004. (Originally filed as exhibit 10.1) (8)
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

10.31	Form of Consolidated 1.002 Million Note by and between the Company and Mr. Bengt Odner dated March 13, 2007. (20)
10.32	Form of $2.5 Million Financing Loan Agreement by and between ESW Canada Inc. and Royal Bank of Canada dated March 5, 2007 (20)

EXHIBIT NUMBER	DESCRIPTION
10.33

Letter Agreement dated October 11, 2007 and effective November 2, 2007 by and between the Company's wholly-owned subsidiary ESW Canada Inc. and Royal Bank of Canada amending the terms of the Credit Facility Agreement dated as of March 2, 2007. (21)

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
10.50

Form of Letter Agreement Amendment to Secured Commercial Loan Agreement by and between ESW Canada Inc. and Royal Bank of Canada dated as of August 24, 2009 (28) 10.51 Form of Securities Subscription Agreement for 9% Convertible Debentures dated as of August 28, 2009 (29)

10.51	Form of 9% Three (3) year debentures (29)
10.53	Lease Renewal Agreement by and between the Company's wholly-owned subsidiary ESW America, Inc. and Nappen Associates effective October 16, 2009
10.54	Form of 9% Unsecured Promissory Note effective December 29, 2009 (30)
10.55	Form of Securitas Subscription Agreement for 9% Convertible Debentures dated as of March 19, 2010 (31)
10.56	Form of 9% three year Convertible Debenture dated as of March 19, 2010 (31)
10.57	Form of Registration Rights Agreement dated as of March 19, 2010 (31)
10.58	Form of Loan Agreement by and between the Company's wholly-owned subsidiary ESW Canada, Inc. and Canadian Imperial Bank of Commerce effective March 31, 2010.
10.59

Form of Guarantee of Loan Guarantee of Loan Agreement by and between Canadian Imperial Bank of Commerce and the Company, and the Company's wholly-owned subsidiaries ESW America, Inc. and ESW Technologies, Inc.

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