Form 10-Q
period 2013-03-31
ENVIRONMENTAL SOLUTIONS WORLDWIDE INC
filed 2013-05-20
CIK 1082278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

for the quarterly period ended - March 31, 2013

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

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [] NO [X]

There were 228,213,173 shares of the registrant's Common Stock outstanding as of May 20, 2013.

INDEX	PAGE NO.
PART I FINANCIAL INFORMATION
Item 1.	Financial Statements.

	Consolidated Condensed Balance Sheets as of	F2
	March 31, 2013 (unaudited) and December 31, 2012

	Consolidated Condensed Statements of Operations and	F3
	Comprehensive Loss for the Three Month Periods
	Ended March 31, 2013 and 2012 (unaudited)

	Consolidated Condensed Statement of Changes in Stockholders'	F4
	Equity for the Three Month Period Ended
	March 31, 2013 (unaudited)

	Consolidated Condensed Statements of Cash Flows	F5
	for the Three Month Periods Ended March 31, 2013 and 2012
	(unaudited)

	Notes to Consolidated Condensed Financial Statements	F6-F17
	(unaudited)

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	2

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	8

Item 4.	Controls and Procedures	9

PART II.	OTHER INFORMATION

Item 1A.	RISK FACTORS	10

Item 5.	OTHER INFORMATION	10

Item 6.	EXHIBITS.	11

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2013	2012
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents(Note 4)	$1,572,441	$253,998
Accounts receivable, net of allowance
for doubtful accounts of $221,212 (2012 - $221,212)(Note2)	692,020	1,322,320
Inventory, net of reserve of $252,473 (2012 - $252,473)(Note 5)	2,062,995	1,962,278
Prepaid expenses and sundry assets	296,220	133,438

Total current assets	4,623,676	3,672,034

Property, plant and equipment under construction(Note 6)	328,942	350,431

Property, plant and equipment, net of accumulated
depreciation of $2,906,260 (2012 - $2,735,691)(Note 6)	1,254,043	1,382,653

	$6,206,661	$5,405,118

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$1,575,847	$1,457,091
Accrued liabilities(Note 2)	525,641	487,852
Customer deposits	83,360	73,078
Current portion of loan payable(Note 8)	69,444	68,926

Total current liabilities	2,254,292	2,086,947

Long-term liabilities
Promissory notes payable(Note 9)	875,246	-
Conversion option derivative liability(Note 10)	234,240	-
Loan payable(Note 8)	386,651	404,207

Total long-term liabilities	1,496,137	404,207

Total liabilities	3,750,429	2,491,154

Commitments and contingencies(Note 15)

Stockholders' Equity (Notes 12 and 13)
Common stock, $0.001 par value, 250,000,000 (2011 - 250,000,000)
shares authorized; 228,213,173 (2012 - 224,098,447)
shares issued and outstanding	228,213	224,098
Additional paid-in capital	57,024,899	56,856,061
Accumulated other comprehensive income	344,183	344,183
Accumulated deficit	(55,141,063)	(54,510,378)

Total stockholders' equity	2,456,232	2,913,964

	$6,206,661	$5,405,118

Going concern (Note 1)
Subsequent events (Note 19)

The accompanying notes are an integral part of these consolidated financial statements.

F2

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
FOR THE THREE MONTH PERIOD ENDED MARCH 31,
(UNAUDITED)
	2013	2012

Revenue	$1,455,842	$2,531,602

Cost of revenue (Note 2)	1,088,845	1,742,926

Gross profit	366,997	788,676

Operating expenses
Marketing, office and general expenses	767,394	1,190,450
Officers' compensation and directors' fees (Note 14)	305,213	157,107
Research and development costs (Note 2)	81,740	128,548
Consulting and professional fees	67,117	55,984
Depreciation and amortization (Note 6)	55,120	76,182
Foreign exchange loss	8,112	30,817
Loss on impairment of property, plant and equipment, net (Note 6)	-	29,559

	1,284,696	1,668,647

Loss from operations	(917,699)	(879,971)

Gain on deconsolidation of subsidiary (Note 7)	-	453,900
Interest on promissory notes payable (Notes 9 and 14)	(3,500)	-
Amortization of discount on promissory notes payable (Note 9)	(2,056)	-
Change in fair value of conversion option derivative liability (Note 10)	292,570	-

Net loss and comprehensive loss	$(630,685)	$(426,071)

Other comprehensive loss:
Foreign currency translation of Canadian subsidiaries	-	-

Net loss and comprehensive loss	$(630,685)	$(426,071)

Net loss per share (basic and diluted) (Note17)	$(0.00)	$(0.00)

Weighted average number of shares outstanding (basic and diluted) (Note16)	225,515,761	219,450,447

The accompanying notes are an integral part of these consolidated financial statements.

F3

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS PERIOD ENDED MARCH 31, 2013
(UNAUDITED)
			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Income	Deficit	Equity

Balance, December 31, 2012	224,098,477	$224,098	$56,856,061	$ -	$(54,510,378)	$2,913,964

Net loss and comprehensive loss	--	--	--	--	(630,685)	(630,685)

Stock-based compensation	4,114,696	4,115	168,838	--	--	172,953

Balance, March 31, 2013	228,213,173	$228,213	$57,024,899	$ --	$(55,141,063)	$2,456,232

The accompanying notes are an integral part of these consolidated financial statements.

F4

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS PERIOD ENDED MARCH 31,
	2013	2012
	(Unaudited)
Operating Activities:
Net loss	$(630,685)	$(426,071)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation of property, plant and equipment	170,601	152,437
Loss on impairment of property, plant and equipment	-	43,565
Interest on promissory notes payable	3,500	-
Amortization of discount on promissory notes payable	2,056	-
Change in fair value of conversion option derivative liability	(292,570)	-
Stock-based compensation	172,953	20,709
Allowance for doubtful accounts	-	213,328
Gain on disposal of property and equipment	-	(14,006)
Gain on deconsolidation of subsidiary	-	(453,900)

	56,540	(37,867)
Decrease in cash flows from operating
activities resulting from changes in:
Accounts receivable	630,300	17,075
Inventory	(100,717)	212,293
Prepaid expenses and sundry assets	(162,782)	50,521
Accounts payable and accrued liabilities	153,046	(36,704)
Customer deposits	10,282	-

	530,129	243,185

Net cash used in operating activities	(44,016)	(220,753)

Investing activities:
Proceeds from sale of property, plant and equipment	-	14,006
Acquisition of property, plant and equipment	(41,991)	(141,604)
Addition to property, plant and equipment under construction	21,488	(102,568)

Net cash used in investing activities	(20,503)	(230,166)

Financing activities:
Proceeds from notes payable to related parties	1,400,000	-
Repayment of loan payable	(17,038)	-
Repayment of capital lease obligation	-	(864)

Net cash provided by (used in) financing activities	1,382,962	(864)

Net change in cash and equivalents	1,318,443	(451,783)

Cash and cash equivalents, beginning of year	253,998	1,103,649

Cash and cash equivalents, end of year	$1,572,441	$ 651,866

Supplemental disclosures:
Cash interest paid	$3,506	$ -
Property, plant and equipment included in accounts payable	$ 151,616	$ -
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

The Company has sustained recurring operating losses. As of March 31, 2013, the Company had an accumulated deficit of $55,141,063 and cash and cash equivalents of $1,572,441. During the last two fiscal years there were significant changes made to ESW’s business. These changes in operations, the relocation of the Company’s operations, and the current prevailing economic conditions all create uncertainty in the operating results and, accordingly, there is no assurance that the Company will be successful in generating sufficient cash flow from operations or achieving profitability in the near future. As a result, there is substantial doubt regarding the Company's ability to continue as a going concern. The Company requires additional financing to fund its continuing operations and planned capital investments. The Company's ability to continue as a going concern is dependent on achieving and maintaining a profitable level of operations.

During 2012, the Company’s wholly owned subsidiary ESW America Inc. (“ESWA”) received a $500,000 low interest loan from The Machinery and Equipment Loan Fund (“MELF”), which is administered by the Pennsylvania Department of Community and Economic Development (Note 8). Proceeds from the loan were used to purchase and upgrade equipment at the air testing facility.

Effective March 22, 2013, the Company entered into a note subscription agreement, a security agreement and issued senior secured five (5) year convertible promissory notes (collectively the “Loan Agreements”) to certain shareholders (the “Senior Secured Lenders”). Pursuant to the Loan Agreements, the Senior Secured Lenders made initial loans to the Company in the principal aggregate amount of $1.4 million on March 22, 2013. The Loan Agreements are a part of a senior secured convertible loan facility of up to $5 million wherein the Senior Secured Lenders agreed that at any time prior to March 22, 2014 upon approval of the Company’s board of directors, additional closings can take place for up to the $5 million of the facility in which each holder will be required to purchase additional notes allocated among the holders as per the Loan Agreements. Proceeds of the loan will be used by the Company and or its subsidiaries to fund working capital, planned capital investments and other general corporate purposes.

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

ESTIMATES

The preparation of unaudited consolidated condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Significant estimates include amounts for inventory valuation, impairment of property plant and equipment, share-based compensation, conversion option derivative liability, accrued liabilities and accounts receivable exposures.

F6

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is estimated and recorded based on management's assessment of the credit history with the customer and current relationships with them. On this basis management has determined that an allowance for doubtful accounts of $221,212 was appropriate as of both March 31, 2013 and December 31, 2012, respectively.

INVENTORY

Inventory is stated at the lower of cost or market determined using the first-in, first-out method. Inventory is periodically reviewed for use and obsolescence, and adjusted as necessary. Inventory consists of raw materials, work-in-process, finished goods and parts.

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, promissory notes payable and loan payable approximate fair value because of their short-term nature. The promissory notes payable and loan payable are based on market rates and accordingly their carrying amount would approximate their fair value. Per ASC Topic 820 framework these are considered Level 2 inputs where inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Our conversion option derivative liability, which is measured at fair value on a recurring basis, is measured using Level 3 inputs.

Interest rate risk is the risk that the value of a financial instrument might be adversely affected by a change in the interest rates. The promissory notes payable and loan payable both have fixed interest rates therefore the Company is exposed to interest rate risk in that they could not benefit from a decrease in market interest rates. In seeking to minimize the risks from interest rate fluctuations, the Company manages exposure through its normal operating and financing activities.

F7

DERIVATIVE FINANCIAL INSTRUMENTS

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.

The Company reviews the terms of convertible debt, equity instruments and other financing arrangements to determine whether there are embedded derivative instruments, including embedded conversion options that are required to be bifurcated and accounted for separately as a derivative financial instrument. Also, in connection with the issuance of financing instruments, the Company may issue freestanding options or warrants to employees and non-employees in connection with consulting or other services. These options or warrants may, depending on their terms, be accounted for as derivative instrument liabilities, rather than as equity.

Derivative financial instruments are initially measured at their fair value. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported as charges or credits to income. To the extent that the initial fair values of the freestanding and/or bifurcated derivative instrument liabilities exceed the total proceeds received an immediate charge to income is recognized in order to initially record the derivative instrument liabilities at their fair value.

The discount from the face value of the convertible debt or equity instruments resulting from allocating some or all of the proceeds to the derivative instruments, together with the stated rate of interest on the instrument, is amortized over the life of the instrument through periodic charges to income, using the effective interest method.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. If reclassification is required, the fair value of the derivative instrument, as of the determination date, is reclassified. Any previous charges or credits to income for changes in the fair value of the derivative instrument are not reversed. Derivative instrument liabilities are classified in the unaudited consolidated condensed balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

REVENUE RECOGNITION

The Company derives revenue primarily from the sale of its catalytic products. In accordance with Staff Accounting Bulletin No. 104, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the amount is fixed or determinable and collection is reasonably assured.

The Company also derives revenue (approximately 14.9% and 5.9% of total revenue during the three month periods ended March 31, 2013 and 2012, respectively) from providing air testing and environmental certification services. Revenues are recognized upon delivery of testing services when persuasive evidence of an arrangement exists and collection of the related receivable is reasonably assured.

LOSS PER COMMON SHARE

Loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Common stock equivalents are excluded from the computation of diluted loss per share when their effect is anti-dilutive.

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

SHIPPING AND HANDLING COSTS

The Company’s shipping and handling costs of $20,860 and $26,543 are included in cost of sales for the three month periods ended March 31, 2013 and 2012, respectively. Additionally, the Company has recorded recoveries of these costs amounting to $14,433 and $22,501, which are included in revenues for the three month periods ended March 31, 2013 and 2012, respectively.

F8

RESEARCH AND DEVELOPMENT

The Company is engaged in research and development work. Research and development costs are charged as operating expense of the Company as incurred. Any grant money received for research and development work is used to offset these expenditures. For the three month periods ended March 31, 2013 and 2012, the Company expensed $81,740 and $128,548, net of grant revenues, respectively, towards research and development costs.

For the three month periods ended March 31, 2013 and 2012, gross research and development expense, excluding any offsetting grant revenues, amounted to $122,686 and $128,548, respectively, and grant money amounted to $40,946 and $0, respectively.

FOREIGN CURRENCY TRANSLATION

The functional currency of the Company and its foreign subsidiaries is the U.S. dollar. All of the Company’s revenue and materials purchased from suppliers are denominated in, or linked to, the U.S. dollar. Transactions denominated in currencies other than a functional currency are converted to the functional currency on the transaction date, and any resulting assets or liabilities are further translated at each reporting date and at settlement. Gains and losses recognized upon such translations are included within foreign exchange gain (loss) in the unaudited consolidated condensed statements of operations and comprehensive loss.

PRODUCT WARRANTIES

The Company provides for estimated warranty costs at the time of sale and accrues for specific items at the time their existence is known and the amounts are determinable. The Company estimates warranty costs using standard quantitative measures based on industry warranty claim experience and evaluation of specific customer warranty issues. The Company currently estimates warranty costs as 2% of revenue. As of March 31, 2013 and December 31, 2012, $136,446 and $143,564, respectively, were accrued as warranty provisions and included in accrued liabilities. For the three month periods ended March 31, 2013 and 2012, the total warranty, service, service travel and installation costs included in cost of revenue were $19,112 and $46,609, respectively.

SEGMENT REPORTING

ESW operates in two reportable segments. ASC 280-10, "Disclosures about Segments of an Enterprise and Related Information”, establishes standards for the way that public business enterprises report information about operating segments in the Company’s unaudited consolidated condensed financial statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. ESW’s operating segments include manufacturing operations and air testing services (see Note 16). ESW’s chief operating decision maker is the Company’s Executive Chairman.

COMPARATIVE FIGURES

Certain 2012 figures have been reclassified to conform to the current consolidated condensed financial statement presentation.

NOTE 3 – RECENTLY ISSUED ACCOUNTING STANDARDS AND RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

There are no recently adopted accounting pronouncements that impact the Company’s financial statements.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated condensed financial statements.

NOTE 4 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and highly liquid investments purchased with original maturities of generally 90 days or less at the date of purchase. At March 31, 2013 and December 31, 2012, all of the Company's cash and cash equivalents consisted of cash.

F9

NOTE 5 - INVENTORY

Inventory consists of:

	March 31,	December 31,
Inventory	2013	2012
Raw materials	$779,777	$914,310
Work-in-process	1,412,925	1,234,375
Finished goods	74,360	28,660
Parts	48,405	37,406
	2,315,467	2,214,751
Less: reserve for inventory obsolescence	(252,473)	(252,473)
Total	$2,062,995	$1,962,278

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	March 31,	December 31,
Classification	2013	2012
Plant, machinery and equipment	$3,191,068	$3,164,175
Office equipment	92,467	75,572
Furniture and fixtures	1,063	2,893
Leasehold improvements	875,704	875,704
	4,160,302	4,118,344

Less: accumulated depreciation	(2,906,259)	(2,735,691)
	$1,254,043	$1,382,653

Depreciation expense recognized in the unaudited consolidated condensed statements of operations and comprehensive loss was included in the following captions:

	For the three month periods ended
	March 31,	March 31,
Depreciation Expense	2013	2012
Depreciation expense included in cost of revenue	$112,439	$76,255
Depreciation expense included in operating expenses	55,120	76,182
Depreciation expense included in research and development costs	3,042	-
Total depreciation expense	$170,601	$152,437

At March 31, 2013 and December 31, 2012, the Company had $328,942 and $350,431, respectively, of customized equipment under construction.

Certain property and equipment are used as a collateral for borrowings under the MELF facility (Note 8). All other property and equipment are used as a collateral for borrowing under the senior secured convertible promissory notes payable (Note 9).

At March 31, 2012, the Company recognized an impairment loss for furniture, fixtures and office equipment located at its Canadian facility. The estimated recovery from the sale of furniture, fixtures and office equipment was expected to be nominal and, accordingly, the Company has valued these assets as $0 and recorded an impairment loss equal to the full amount of their carrying value.

F10

The details of impairment losses recognized are summarized in the following table:

	For the three month period ended
Asset grouping	March 31, 2013	March 31, 2012
Furniture & Fixtures (Abandonment)	$-	$1,837
Office equipment (Abandonment)	-	2,176
Computer Hardware (Abandonment)	-	18,856
Computer Software (Abandonment)	-	20,696
Total impairment loss recognized	-	43,565

Gain on disposal of Plant and Machinery	-	(14,006)
Total impairment loss recognized	$-	$29,559

NOTE 7 – GAIN ON DECONSOLIDATION OF SUBSIDIARY

Effective February 3, 2012 BBL Technologies Inc. (“BBL”), a non-operating subsidiary, filed for bankruptcy in the Province of Ontario, Canada. At the time of filing, BBL had no assets but had issued and outstanding redeemable Class A special shares. The Company did not provide any guarantee in relation to these redeemable Class A special shares. As a result of BBL’s filing for bankruptcy, the Company lost its control over BBL and has deconsolidated BBL from the unaudited consolidated condensed financial statements on the filing date. The Company recorded a $453,900 gain in the unaudited consolidated condensed statement of operations and comprehensive loss for the three month period ended March 31, 2012, upon deconsolidation of BBL.

NOTE 8 - LOAN PAYABLE

On April 25, 2012, the Company’s wholly-owned subsidiary ESWA entered into the MELF Facility with the Commonwealth of Pennsylvania for up to $500,000 for the purchase of equipment and related purchases. Two (2) draw-downs were permitted under the MELF Facility by ESWA. The first draw-down of $280,787 was made under the MELF Facility in connection with equipment purchased by ESWA on April 25, 2012 (the “Closing Date”). ESWA made one (1) additional draw-down of $219,213 on November 13, 2012 per the terms of the MELF Facility so that the aggregate amount borrowed under the MELF Facility amounts to $500,000. Terms of the MELF Facility include initial interest at three (3%) percent per annum with monthly payments and full repayment of the MELF Facility on or before the first day of the eighty fifth (85) calendar month following the Closing Date. As part of the loan agreement, within three years from the Closing Date ESWA is required to create, or retain, at its current location a certain number of jobs that is specified in the loan application. A breach by ESWA in the creation or maintenance of these jobs shall be considered an event of default under the MELF Facility. In the event ESWA defaults on any payments, the MELF Facility may be accelerated with full payment due along with certain additional modifications including the increase in interest to twelve and one half (12 1/2%) percent. The loan is secured by certain property and equipment and a corporate guarantee of the Company.

As of March 31, 2013 and December 2012, the loan payable amounted to $456,095 and $473,133, respectively. For the three month periods ended March 31, 2013 and 2012, the Company paid interest amounting to $3,506 and $0 on the loan and also repaid principal in the amount of $17,038 and $0, respectively.

As at March 31, 2013, $69,444 (December 31, 2013 - $68,926) of the loan is repayable in the next 12 months with the remaining $386,651 (December 31, 2012 - $404,207) repayable thereafter.

Principal on the loan is repayable as follows:

Year Ending December 31,	Amount
2013 (excluding the three months ended March 31, 2013)	$51,888
2014	71,022
2015	73,182
2016	75,408
Thereafter	184,595
Total	$$456,095

F11

NOTE 9 – SENIOR SECURED CONVERTIBLE PROMISSORY NOTES

On March 22, 2013, the Company entered into a note subscription agreement, a security agreement (the “Agreements”) and issued senior secured convertible promissory notes (the “Notes”) to four accredited investors who are currently shareholders (the “Holders”) and may be deemed affiliates of the Company. Pursuant to the Agreements and Notes, the Holders made initial loans of $1,400,000 to the Company. The Notes are due on March 22, 2018.

The Notes bear interest at a rate of 10% per annum compounded quarterly. Interest is payable semi-annually in arrears in cash and at the Company’s election, during the term of the Notes, up to two accrued and unpaid semi-annual interest payments can be payable in the Company’s common stock valued at the lesser of $0.04, subject to adjustment (“Conversion Price”) or the market value of the Company’s common stock with interest payments commencing September 30, 2013.

At the option of the Holders, all principal, and interest amounts outstanding under all of the Notes shall be exchanged for shares of the Company’s common stock at the Conversion Price. The Conversion Price is subject to anti-dilution adjustment in the event the Company at any time, while the Notes are outstanding, issues equity securities including common stock or any security convertible or exchangeable for shares of common stock for no consideration or for consideration less than $0.04 a share. The anti-dilution protection excludes shares of common stock issuable upon the exercise of options or other securities granted to directors, officers, bona fide consultants and employees of the Company issued pursuant to a board approved option or incentive plan or stock, warrants or other securities issued to a bank or other financial institution.

The Notes are secured by a lien on and a security interest in all assets of the following wholly owned subsidiaries of the Company: TFI, ESWA and ESWT, excluding certain collateral subject to pre-existing liens.

The Agreements are a part of a senior secured convertible loan facility of up to $5,000,000. Pursuant to the agreement, at any time prior to March 22, 2014, the Company may elect, upon approval by the Company’s board of directors, to have one or more additional closings at which each Holder shall be required to purchase additional Notes. Subsequent to period end, the Company issued another $1,600,000 of the Notes, see Note 19.

The Company further agreed to conduct a rights offering to all of its holders of common stock, offering the right to purchase up to their pro-rata Company ownership amount of senior secured convertible promissory notes. The Company will not be required to commence the rights offering prior to the final closing of the Holders or March 22, 2014, whichever shall first occur.

On March 22, 2013, the Company recorded a discount on the Notes equal to the fair value of the conversion option derivative liability. This discount is amortized using the effective interest rate method over the term of the Notes.

	Three months ended March 31, 2013	Year ended December 31, 2012
Face value of promissory notes payable	$1,400,000	$-
Discount on promissory notes payable	(526,810)	-
Amortization of discount on promissory notes payable	2,056	-
	$875,246	$-

NOTE 10 – CONVERSION OPTION DERIVATIVE LIABILITY

The Company’s Notes are subject to anti-dilution adjustments that allow for the reduction in the Conversion Price in the event the Company subsequently issues equity securities including common stock or any security convertible or exchangeable for shares of common stock for no consideration or for consideration less than $0.04 a share. Simultaneously with any reduction to the Conversion Price, the number of shares of common stock that may be converted increases proportionately. The Company accounted for the conversion option in accordance with ASC Topic 815. Accordingly, the conversion option is not considered to be solely indexed to the Company’s own stock and, as such, recorded as a liability.

The Company’s conversion option derivative liability has been measured at fair value at March 22, 2013 and March 31, 2013 using a binomial model. Since the Conversion Price contains an anti-dilution adjustment, the probability that the Conversion Price of the Notes would decrease as the share price decreased was incorporated into the valuation calculation.

F12

The inputs into the binomial model are as follows:

	March 22, 2013	March 31, 2013
Closing share price	$0.02	$0.01
Conversion price	$0.04	$0.04
Risk free rate	0.80%	0.80%
Expected volatility	110%	110%
Dividend yield	0%	0%
Expected life	5 years	5 years

The fair value of the conversion option derivative liability is $526,810 and $234,240 at March 22, 2013 and March 31, 2013, respectively. The decrease in the fair value of the conversion option derivative liability of $292,570 is recorded as a gain in the unaudited consolidated condensed statement of operations for the three months ended March 31, 2013.

	Three months ended March 31, 2013	Year ended December 31, 2012
Beginning balance: Conversion option derivative liability	$-	$-
Origination of conversion option derivative liability on March 22, 2013	526,810	-
Gain on change in fair value of conversion option derivative liability	(292,570)	-
Ending balance: Conversion option derivative liability	$234,240	$-

NOTE 11 - INCOME TAXES

The Company calculates its income tax expense by estimating the annual effective tax rate and applying that rate to the year-to-date ordinary income at the end of the period. The Company records a tax valuation allowance when it is more likely than not that it will not be able to recover the value of its deferred tax assets. As of March 31, 2013 and 2012, the Company calculated its estimated annualized effective tax rate at 0% and 0%, respectively, for both the United States and Canada. The Company had no income tax expense on its $630,685 pre-tax loss for the three months ended March 31, 2013. The Company recognized no income tax expense based on its $426,071 pre-tax loss for the three months ended March 31, 2012.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest accrued on uncertain tax positions as well as interest received from favorable tax settlements within interest expense. The Company recognizes penalties accrued on unrecognized tax benefits within general and administrative expenses. As of March 31, 2013 and 2012, the Company had no uncertain tax positions.

The Company does not anticipate any significant changes to the total amounts of unrecognized tax benefits in the next twelve months. In many cases the Company's uncertain tax positions are related to tax years that remain subject to examination by tax authorities. The following describes the open tax years, by major tax jurisdiction, as of March 31, 2013:

United States – Federal	2009 – present
United States – State	2009 – present
Canada – Federal	2010 – present
Canada – Provincial	2010 – present

F13

NOTE 12 - STOCKHOLDERS' EQUITY

Effective November 6, 2011, the Board approved restricted stock grants to 7 board members under the 2010 stock incentive plan. As per the terms of the grant each of the 7 Board members will receive 150,000 shares vesting in equal parts on December 31, 2011, December 31, 2012 and December 31, 2013 subject to the execution of the requisite grant agreements. The Board also approved restricted stock grants to 2 Board members for serving as chair to various committees. As per the terms of the grant each of the 2 board members will receive 200,000 shares vesting immediately subject to the execution of the requisite grant agreements. Stock-based compensation expense will be recorded based on the vesting terms of the grants. Of the vested shares 700,000 restricted shares of common stock have been issued as of March 31, 2013.

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

Shares of restricted common stock issued above were valued at the quoted market price on the dates of grant. During the three month periods ended March 31, 2013 and 2012, $164,588 and $0, respectively, has been recorded in the consolidated statements of operations and comprehensive loss for the fair value of each grant of restricted common shares. These amounts have been included in the consolidated condensed statement of changes in stockholders’ equity as stock-based compensation along with the stock option expense disclosed in Note 13.

NOTE 13 - STOCK OPTIONS AND WARRANT GRANTS

 A summary of option transactions, including those granted pursuant to the terms of certain employment and other agreements is as follows:

	Stock	Weighted
	Purchase	Average
Details	Options	Exercise Price
OUTSTANDING, JANUARY 1, 2012	3,575,000	$0.60
Expired	(2,400,000)	(0.65)
OUTSTANDING, DECEMBER 31, 2012	1,175,000	$0.50
Expired	(100,000)	(1.00)
OUTSTANDING, MARCH 31, 2013	1,075,000	$0.45

At March 31, 2013 and December 31, 2012, the outstanding options have a weighted average remaining life of 22 months and 28 months, respectively.

No stock options were granted for the three month periods ended March 31, 2013 and 2012.

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

During the three month periods ended March 31, 2013 and 2012, $20,709 and $20,709 respectively, has been recorded in the unaudited consolidated condensed statements of operations and comprehensive loss for stock options expense.

At March 31, 2013, the Company had outstanding options as follows:

Number of	Exercise
Options	Price	Expiration Date
250,000	$0.27	August 6, 2013
600,000	$0.65	April 15, 2015
225,000	$0.12	June 30, 2016
1,075,000

F14

Warrants issued in connection with various private placements of equity securities are treated as a capital transaction and no income statement recognition is required.

No warrants were issued during the three month periods ended March 31, 2013 and 2012.

NOTE 14 - RELATED PARTY TRANSACTIONS

In addition to fees and salaries as well as reimbursement of business expenses, transactions with related parties include:

•                  On April 19, 2011, the Company's Board ratified a Services Agreement (the "Orchard Agreement") between the Company and Orchard Capital Corporation ("Orchard") which was approved by the Company's Compensation Committee and was effective January 30, 2011. Under the Orchard Agreement, Orchard agreed to provide services that may be mutually agreed to by and between Orchard and the Company including those duties customarily performed by the Chairman of the Board and executive of the Company as well as providing advice and consultation on general corporate matters and other projects as may be assigned by the Company's Board as needed. Orchard is controlled by Richard Ressler. Certain affiliated entities of Orchard as well as Richard Ressler own shares of the Company. During the three month periods ended March 31, 2013 and 2012, management fees charged to operations amounted to $75,000 and $75,000, respectively. At March 31, 2013, $150,000 (December 31, 2012 - $75,000) is included in accounts payable.

•                  Mr. Nitin Amersey, a director of the Company, is listed as a control person with the Securities and Exchange Commission of Bay City Transfer Agency Registrar Inc., the Company's transfer agent, and of Freeland Venture Resources Inc., which provides Edgar filing services to the Company. During the three month periods ended March 31, 2013 and 2012, the Company incurred fees to these entities controlled by Mr. Amersey amounting to $49,434 and $1,301, respectively.

•                  Mr. John Dunlap, a director of the Company, is the President of Dunlap Group, which provides consulting services to the Company related to regulatory matters. During the periods ended March 31, 2013 and 2012, the Company paid fees to Dunlap Group amounting to $12,313 and $0, respectively.

•                  At March 31, 2013, accounts payable includes $44,054 (December 31, 2012 - $0) due to directors and companies controlled by directors of the Company.

•                  On March 22, 2013, the Company issued $1,400,000 of unsecured convertible promissory notes to certain shareholders and deemed affiliates of certain members of the Board of Directors. During the three month periods ended March 31, 2013 and 2012, interest expense on notes payable to related parties amounted to $3,500 and $0, respectively.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

LEASES

Effective November 24, 2004, the Company's wholly-owned subsidiary, ESWA, entered into a lease agreement for approximately 40,220 square feet of leasehold space at 200 Progress Drive, Montgomeryville, Pennsylvania. The leasehold space houses the Company's research and development facilities and also houses ESW’s manufacturing operations. The lease commenced on January 15, 2005. Effective October 16, 2009, the Company's wholly-owned subsidiary ESWA entered into a lease renewal agreement with Nappen & Associates for the leasehold property in Pennsylvania. There were no modifications to the original economic terms of the lease under the lease renewal agreement. Under the terms of the lease renewal, the lease term was extended to February 28, 2013. Effective September 24, 2012, ESWA entered into a second lease amendment agreement with Nappen & Associates for the leasehold property in Pennsylvania, whereby ESWA extended the term of the lease agreement by an additional 5 years. There were no modifications to the original economic terms of the lease. Under the terms of the second lease renewal, the lease will expire on February 28, 2018.

The following is a summary of the minimum annual lease payments for the Pennsylvania lease:

Year Ending December 31,	Amount
2013 (excluding the three months ended March 31, 2013)	$135,743
2014	180,990
2015	180,990
2016	180,990
2017	180,990
2018	30,165
Total	$889,868

F15

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

NOTE 16 – OPERATING SEGMENTS

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

The Company evaluates performance based on several factors, of which the primary financial measure is net income. The accounting policies of the business segments are the same as those described in “Note 2: Summary of Accounting Policies.” No intersegment sales were made for the three month periods ended March 31, 2013 and 2012. The following tables show the operations and certain assets of the Company’s reportable segments:

For the three months period ended March 31, 2013
	Catalyst	Air Testing	Unallocated	Total
Revenue	$1,239,128	$216,714	$-	$1,455,842
Net loss	$(177,480)	$(196,363)	$(256,842)	$(630,685)

As of March 31, 2013
	Catalyst	Air Testing	Unallocated	Total
Total assets	$2,949,781	$1,664,752	$1,592,128	$6,206,661
Property, plant and equipment
under construction	$-	$328,942	$-	$328,942
Property, plant and equipment	$182,393	$1,071,650	$-	$1,254,043
Accounts receivable	$554,706	$137,314	$-	$692,020
Inventories	$2,051,675	$11,320	$-	$2,062,995

For the three months period ended March 31, 2012
	Catalyst	Air Testing	Unallocated	Total
Revenue	$2,381,083	$150,519	$-	$2,531,602
Net (loss) income	$(764,890)	$(513,244)	$852,063	$(426,071)

As of December 31, 2012
	Catalyst	Air Testing	Unallocated	Total
Total assets	$3,614,649	$1,776,344	$14,125	$5,405,118
Property, plant and equipment
under construction	$1,399	$349,032	$-	$350,431
Property, plant and equipment	$205,135	$1,177,518	$-	$1,382,653
Accounts receivable	$1,203,355	$118,965	$-	$1,322,320
Inventories	$1,952,276	$10,002	$-	$1,962,278

All of the Company’s revenue for the periods ended March 31, 2013 and 2012 was derived from the United States. Net property, plant and equipment (including property, plant and equipment under construction) located outside of the United States are less than 10% of total assets at March 31, 2013 and 2012.

F16

NOTE 17 - LOSS PER SHARE

Potential common shares of 1,075,000 related to ESW's outstanding stock options and 0 shares related to ESW's outstanding warrants, were excluded from the computation of diluted loss per share for the three month period ended March 31, 2013 because the inclusion of these shares would be anti-dilutive. Potential common shares of 35,000,000 based on an exercise price of $0.04 per share related to the senior secured convertible promissory notes and additional potential shares issuable should the holders elect to convert interest or should the conversion option derivative liability be triggered by a future financing, have also not been included in the computation of diluted loss per share as their effect would be anti-dilutive.

Potential common shares of 1,425,000 related to ESW's outstanding stock options and 1,545,000 shares related to ESW's outstanding warrants, were excluded from the computation of diluted loss per share for the three month period ended March 31, 2012 because the inclusion of these shares would be anti-dilutive.

 NOTE 18 - RISK MANAGEMENT

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

Accounts Receivable and Concentrations of Credit Risk: The Company performs on-going credit evaluations of its customers' financial condition and generally does not require collateral from its customers. Three of its customers accounted for 11.3%, 10.0% and 8.3%, respectively, of the Company's revenue during the three month period ended March 31, 2013 and 18.8%, 15.9% and 10.1%, respectively, of its accounts receivable as of March 31, 2013.

Three of its customers accounted for 32.2%, 12.3% and 11.8%, respectively, of the Company's revenue during the three month period ended March 31, 2012 and 22.8%, 14.5% and 13.4%, respectively, of its accounts receivable as of March 31, 2012.

For the three month period ended March 31, 2013, the Company purchased approximately 23.4% and 12.0% of its inventory from two vendors. For the three month period ended March 31, 2012, the Company purchased approximately 21.2% and 19.8% of its inventory from two vendors. The accounts payable to these vendors aggregated $506,658 and $229,712 as of March 31, 2013 and 2012, respectively.

NOTE 19 - SUBSEQUENT EVENTS

ASSET PURCHASE

On April 18, 2013, ESW, through a new wholly owned subsidiary ESW CleanTech Inc., closed a transaction to acquire certain assets of Cleaire Advanced Emission Controls, LLC, a Delaware limited liability company (“Cleaire”). Cleaire has been engaged in the design, development and manufacturing of retrofit emission control systems for diesel engines.

Previously, after the occurrence and continuation of certain events of default by Cleaire on its senior secured credit facility, a national bank, as the senior secured lender to Cleaire, filed a complaint with the Superior Court of the State of California in the County of San Diego - Central Division (the “Court”) for, among other items, (1) the possession of the Cleaire collateral, (2) the foreclosure of Wells Fargo’s security interest against the Cleaire assets, and (3) the appointment of a receiver. Pursuant to a prior order of the Court, a receiver was appointed and was authorized to take possession of, manage and control the personal property and the other assets of Cleaire and an additional sale order of the Court was required to consummate the transactions contemplated by the asset purchase agreement with the receiver.

Subject to the to the terms and conditions of the asset purchase agreement, the Company was selected as (and agreed to act as) the “stalking horse bidder” for the Cleaire assets and agreed to buy certain of Cleaire’s assets and to assume certain limited liabilities of Cleaire for a purchase price of $1.4 million plus a portion of gross profit realized on a certain purchase order outstanding from prior to the close of the asset purchase. Each of the Company and the receiver made various customary representations, warranties and covenants in the asset purchase agreement.

ISSUANCE OF SENIOR SECURED CONVERTIBLE PROMISSORY NOTES

On April 23, 2013, the Company issued additional notes in the aggregate principal amount of $1,600,000 to the Senior Secured Lenders. The additional notes were issued on terms substantially similar to the terms set forth in the notes previously issued on March 22, 2013.Proceeds from the additional notes will be used by the Company and its subsidiaries to fund working capital, planned capital investments and other general corporate purposes.

F17

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with ESW's consolidated condensed financial statements and Notes thereto included elsewhere in this Report.

This Form 10-Q contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of ESW's business. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. ESW undertakes no obligation to publicly release any modifications or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, ESW cautions investors that actual financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, ESW. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. This report should be read in conjunction with ESW's Annual Report on Forms 10-K, for the year ended December 31, 2012 as filed with the Securities and Exchange Commission.

GENERAL OVERVIEW

Environmental Solutions Worldwide Inc. ("we," "us," "ESW" or the "Company") is a publicly traded company engaged through its wholly-owned subsidiaries ESW Canada Inc. (“ESWC”), ESW America Inc. (“ESWA”), Technology Fabricators Inc. (“TFI”) and ESW Technologies Inc. (“ESWT”), (together the "ESW Group® of Companies") in the design, development, manufacture and sale of emission technologies and services. ESW is currently focused on the international medium duty and heavy duty diesel engine market for on-road and off-road vehicles as well as the utility engine, mining, marine, locomotive and military industries. ESW also offers engine and after treatment emissions verification testing and certification services.

ESW was incorporated in the State of Florida in 1987. Our principal executive offices are located at 200 Progress Drive, Montgomeryville, PA, 18936. Our telephone number is (905) 695-4142 and (215) 699-0730. Our website is www.eswgroup.com. Information contained on our website does not constitute a part of this 10-Q report.

ESW's focus is to be a leading player in the environmental emissions market by providing leading-edge catalyst technology as well as best-in-class engine, motorcycle / ATV and vehicle emissions testing services. The Company's strategy is centered on identifying and deploying resources against its "sweet-spot" products, where ESW has identified its core competencies and differentiation in the marketplace. ESW's core geographical focus is North America, and the Company will opportunistically explore business development opportunities in other markets if accretive to the Company in the short term. By focusing financial, human and intellectual capital on ESW's core competencies and markets, the Company is targeting profitable growth in the short term and value creation for its shareholders over the long term.

In 2013, ESW is executing on the following items to succeed in its business strategy:

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

In the first quarter of 2013, ESW has experienced a seasonal reduction in ThermaCat revenue, in addition to the seasonally slow fiscal quarter the Company’s ThermaCat product line has faced intense competition from newly verified products. The shutdown of Cleaire Advanced Emission Controls, LLC, created a level of uncertainty in the retrofit market further affecting revenues of the ThermaCat. Our ESW America Air Testing business has improved during the first quarter of 2013 compared to the same period in 2012 and contributed a total of $216,714 of revenue.

During the quarter the Company entered into a senior secured convertible loan facility of up to $5 million. Pursuant to the loan agreements, $1.4 million of financing was received; the lenders also agreed that at any time prior to March 22, 2014, the Company may elect, upon approval by the Company’s board of directors, to have one or more additional closings at which each Holder shall be required to purchase additional Notes. Proceeds of the Loan will be used by the Company and or its subsidiaries to fund working capital, planned capital investments and other general corporate purposes.

COMPARISON OF THE THREE MONTH PERIOD ENDED MARCH 31, 2013 TO THE THREE MONTH PERIOD ENDED MARCH 31, 2012

RESULTS OF OPERATIONS

The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the MD&A included in ESW's Annual Report on Forms 10-K, for the year ended December 31, 2012.

Revenues for the three month period ended March 31, 2013, decreased by 42.5 percent, to $1,455,842 from $2,531,602 for the comparable period in 2012. The decrease in revenue is related to a seasonally slow first quarter, uncertainty in the retrofit market with the closing of Cleaire Advanced Emission Controls, LLC. In addition, newly verified competing products also caused a decrease in ThermaCat revenues. The decrease in revenue was offset by increases in parts sales, sales of military product, and an increase in revenues of ESW America Air Testing services.

Cost of revenue as a percentage of revenues for the three month period ended March 31, 2013 was 74.8 percent compared to 68.8 percent for the three month period ended March 31, 2012. Cost of revenue for the period ended March 31, 2013 decreased by $654,081 or 37.5 percent. The primary reason for the lower gross margin in during the three month period ended March 31, 2013 was revenue in the quarter was not sufficient to sustain the overhead costs. Consequently, gross margin for the three month period ended March 31, 2013 was 25.2 percent compared to 31.2 percent for the three month period ended March 31, 2012.

Marketing, office and general expenses for the three month period ended March 31, 2013 decreased 35.5 percent to $767,394 from $1,190,450 for the same period in 2012. The decrease is primarily due to: (a) decrease in factory expense of $34,146 resulting from cost saving initiatives undertaken in 2011 and 2012, (b) decrease in customer service , sales and marketing and wages and selling expenses of $275,769, (c) decrease in facility expenses of $144,641 resulting from rent and cost savings related to the release of the Canadian facility in 2012, and (d) a decrease in general administration expenses of $95,694 attributed to lower hiring expenses for new employees and technology support expenses. The decreases were offset by: (a) an increase in investor relation costs of $119,435 related to legal costs in connection with corporate actions and (b) an increase in administration salaries and wages of $8,175 mainly attributed to higher health insurance costs.

Research and development ("R&D") expenses for the three month period ended March 31, 2013 decreased by $46,808, or 36.4 percent, to $81,740 versus the three month period ended March 31, 2012. The primary driver of R&D expenses for the three month period ended March 31, 2013 was related to ESW's pursuit of the verification expansion of its Level III product. ESW benefitted during the first three month period of 2013 from research and development tax credits amounting to $40,946. During three month period ended March 31, 2012 there was no grant funding or tax credit to offset R&D cost.

Officers’ compensation and directors’ fees for the three month period ended March 31, 2013 increased by $148,106, or 94.3 percent, to $305,213 from $157,107 for three month period ended March 31, 2012. The increase is related to stock based compensation expense incurred on issuance of shares of restricted common stock to a member of the Company’s Board.

Consulting and professional fees for the three month period ended March 31, 2013 increased by $11,133, or 19.9 percent, to $67,117 from $55,984 for three month period ended March 31, 2012. The increase is mainly due to legal and consulting fees in connection with corporate actions.

Foreign exchange loss for the three month period ended March 31, 2013, was $8,112 as compared to a loss of $30,817 for the three month period ended March 31, 2012. This is a result of the fluctuation in the exchange rate of the Canadian Dollar to the United States Dollar.

Depreciation and amortization expense for the three month period ended March 31, 2013 decreased by $21,062, or 27.6 percent to $55,120 from $76,182 for the three month period ended March 31, 2012. In the period ended March 31, 2013 the depreciation costs were lower as (a) we applied additional depreciation to cost of revenue, and (b) a portion of the assets have been fully depreciated.

Impairment loss for the three month period ended March 31, 2013was $0.For the three month period ended March 31, 2012 the Company had valued the impairment loss at $29,559 for the balance of the office equipment, furniture and fixtures of ESW Canada Inc. The former landlord of the Canadian property terminated the lease for the facility as of May 1, 2012.

Loss from operations for the three month period ended March 31, 2013 increased by $37,728, or 4.3 percent, to $917,699 from $879,971 for the three month period ended March 31, 2012. ESW’s loss from operations for the three month period ended March 31, 2013 included the following non-cash items: depreciation expenses of $170,601 and stock based compensation expense of $172,953.

Effective February 3, 2012 ESW’s wholly-owned non-operational subsidiary BBL Technologies Inc., (“BBL”) filed for bankruptcy in the Province of Ontario, Canada. Due to the insolvency of BBL, the redeemable Class A special shares were cancelled and the Company recorded a $453,900 gain on the consolidated condensed statement of operations and comprehensive loss.

During the three month period ended March 31, 2013, the Company recorded the following costs and gain related to a senior secured convertible loan facility:

•	$3,500	-	Interest on notes payable to related parties
•	$2, 056	-	Debt related discount amortization
•	($292,570)	-	Gain on convertible derivative

No costs related to financing and debt transactions were incurred in the three month period ended March 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

ESW's principal sources of operating capital have been the proceeds from its various financing transactions. During the three month period ended March 31, 2013, the Company used $44,016 of cash to sustain operating activities compared with $220,753 for the three month period ended March 31, 2012. As of March 31, 2013 and 2012, the Company had cash and cash equivalents of $1,572,441 and $651,866, respectively.

Net cash used in operating activities for the three month period ended March 31, 2013 amounted to $44,016. This amount was attributable to the net loss of $630,685, plus non-cash expenses such as depreciation, stock based compensation, conversion option derivative liability, discount on promissory notes payable and others of $277,751, and a decrease in net operating assets and liabilities of $308,917. Net cash used in operating activities for the three month period ended March 31, 2012 amounted to $220,753. This amount was attributable to the net loss of $426,071, plus non-cash expenses such as stock based compensation, gain on deconsolidation of BBL and others of $37,867, and an increase in net operating assets and liabilities of $243,185.

Net cash used in investing activities was $20,503 for the three month period ended March 31, 2013, as compared to $230,166 used in investing activities for the three month period ended March 31, 2012.

Net cash provided by financing activities totaled $1,382,962 through a loan payable repayment of $17,038 in principal and $1,400,000 proceeds from notes payable to related parties for three month period ended March 31, 2013, as opposed to net cash used in financing activities of $864 for the three month period ended March 31, 2012. In the prior year period of 2012, $864 was used for repayment under capital lease obligation.

ESW operates in a capital intensive and highly regulated industry, where a long lead time to bring new products into market is considered normal. ESW continues to invest in research and development to improve its technologies and bring them to the point where its customers have a high confidence level to purchase our products.

During the three month period ended March 31, 2013 and in 2012, ESW did not produce sufficient cash from operations to support its expenditures. prior and current financings supported the Company's operations during the period. ESW's principal use of liquidity relates to the Company's working capital needs and to finance any further capital expenditures or tooling needed for production and/or its testing facilities.

ESW anticipates certain capital expenditures in 2013 related to the general operation of its business as well as to upgrade the Air Testing Services facilities in Montgomeryville, Pennsylvania.

Overall, capital adequacy is monitored on an ongoing basis by our management and reviewed quarterly by the Board of Directors.

DEBT STRUCTURE

At March 31, 2013, ESW had $1,565,581 (December 31, 2012 - $473,133) of debt on the consolidated condensed balance sheet, of this amount $69,444 (December 31, 2012 - $68,926) is repayable in the next 12 months.

On April 25, 2012, the Company’s wholly-owned subsidiary ESWA entered into a Machinery and Equipment Loan Fund (“MELF Facility”) with the Commonwealth of Pennsylvania for up to $500,000 for the purchase of equipment and related purchases. Two (2) draw-downs were permitted under the MELF Facility by ESWA. The first draw-down of $280,787 was made under the MELF Facility in connection with equipment purchased by ESWA on April 25, 2012 (the “Closing Date”).ESWA made one (1) additional draw-down of $219,213 on November 13, 2012 per the terms of the MELF Facility so that the aggregate amount borrowed under the MELF Facility amounts to $500,000. Terms of the MELF Facility include initial interest at three (3%) percent per annum with monthly payments and full repayment of the MELF Facility on or before the first day of the eighty fifth (85) calendar month following the Closing Date. As part of the loan agreement, within three years from the Closing Date ESWA is required to create, or retain, at its current location a certain number of jobs that is specified in the loan application. A breach by ESWA in the creation or maintenance of these jobs shall be considered an event of default under the MELF Facility. In the event ESWA defaults on any payments, the MELF Facility may be accelerated with full payment due along with certain additional modifications including the increase in interest to twelve and one half (12 1/2%) percent. In connection with the MELF Facility, the Company entered into a Guaranty and a Loan and Security Agreement on behalf of its wholly-owned subsidiary ESWA.

On March 22, 2013, the Company entered into a note subscription agreement, a security agreement and issued senior secured five (5) year convertible promissory notes (collectively the “Loan Agreements”) to Black Family Partners LP, John J. Hannan, Orchard Investments, LLC and Richard Ressler (each individually a “Senior Secured Lender” or “Holder” and collectively the “Senior Secured Lenders” or “Holders”) who are current shareholders and may be deemed affiliates of the Company. Pursuant to the Loan Agreements, the Senior Secured Lenders made initial loans to the Company in the principal aggregate amount of $1.4 million (the “Loan”), subject to the terms and conditions set forth in the Loan Agreements and represented by senior secured convertible promissory notes (the “Notes”), dated March 22, 2013.The Loan Agreements are a part of a senior secured convertible loan facility of up to $5 million (the “Senior Secured Loan Facility”) wherein the Senior Secured Lenders agreed that at any time prior to March 22, 2014, upon approval of the Company’s board of directors, additional closings can take place for up to the $5 million of the facility in which each Holder will be required to purchase additional Notes allocated among the Holders as agreed to in the Loan Agreements (each a “Subsequent Closing” or “Subsequent Closings”).The Loan Agreements and the Senior Secured Loan Facility were approved by the independent directors of the Company.

Proceeds of the Loan will be used by the Company and or its subsidiaries to fund working capital, planned capital investments and other general corporate purposes.

The Notes are secured by a lien on and a security interest in all assets of the following wholly owned subsidiaries of the Company: Technology Fabricators, Inc., ESW America, Inc. and ESW Technologies, Inc., excluding certain collateral subject to pre-existing liens. The Notes bear interest at a rate of 10% per annum compounded quarterly. Interest is payable semi-annually in arrears in cash and at the Company’s election, during the term of the Notes, up to two accrued and unpaid semi-annual interest payments can be payable in the form of the Company’s common stock, $0.001, par value (the “Common Stock”) valued at the lesser of $0.04, subject to adjustment (the “Conversion Price”) or the market value of the Company’s Common Stock with interest payments commencing September 30, 2013. At the option of the holders of the Notes representing a majority of the then-outstanding principal balance of the Notes, all principal, and interest amounts then outstanding under all of the Notes shall be exchanged for shares of the Company’s Common Stock at the Conversion Price. The Conversion Price is subject to anti-dilution adjustment in the event the Company at any time while the Notes are outstanding issues equity securities including Common Stock or any security convertible or exchangeable for shares of Common Stock for no consideration or for consideration less than $0.04 a share. The anti-dilution protection excludes shares of Common Stock issuable upon the exercise of options or other securities granted to directors, officers, bona fide consultants and employees of the Company issued pursuant to a board approved option or incentive plan or stock, warrants or other securities issued to a bank or other financial institution in connection.

As a part of the Senior Secured Loan Facility, the Company further agreed to conduct a rights offering to all of its holders of Common Stock, offering all such holders the right to purchase up to their pro-rata Company ownership amount of senior secured five (5) year convertible promissory notes that will be similar to the Notes (the “Rights Offering”).Pursuant to the terms of the Loan Agreements, the Company will not be required to commence the Rights Offering prior to the final Subsequent Closing under the Senior Secured Loan Facility or March 22, 2014, whichever shall first occur.

CONTRACTUAL OBLIGATIONS

LEASES

Effective November 24, 2004, the Company's wholly-owned subsidiary, ESWA, entered into a lease agreement for approximately 40,220 square feet of leasehold space at 200 Progress Drive, Montgomeryville, Pennsylvania. The leasehold space houses the Company's research and development facilities and also houses ESW’s manufacturing operations. The lease commenced on January 15, 2005. Effective October 16, 2009, the Company's wholly-owned subsidiary ESWA entered into a lease renewal agreement with Nappen & Associates for the leasehold property in Pennsylvania. There were no modifications to the original economic terms of the lease under the lease renewal agreement. Under the terms of the lease renewal, the lease term was extended to February 28, 2013. Effective September 24, 2012, ESWA entered into a second lease amendment agreement with Nappen & Associates for the leasehold property in Pennsylvania, whereby ESWA extended the term of the lease agreement by an additional 5 years. There were no modifications to the original economic terms of the lease. Under the terms of the second lease renewal, the lease will expire on February 28, 2018.

The following is a summary of the minimum annual lease payments for the Pennsylvania lease:

Year Ending December 31,	Amount

2013 (excluding the three months ended March 31, 2013)	$135,743
2014	180,990
2015	180,990
2016	180,990
2017	180,990
2018	30,165
Total	$889,868

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

RECENTLY ISSUED ACCOUNTING STANDARDS AND RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENT

There are no recently adopted accounting pronouncements that impact the Company’s financial statements.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated condensed financial statements.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

ESW's significant accounting policies are summarized in Note 2 to the consolidated condensed financial statements included in its quarterly reports and its 2012 Annual Report to Shareholders. In preparing the consolidated condensed financial statements, we make estimates and assumptions that affect the expected amounts of assets and liabilities and disclosure of contingent assets and liabilities. We apply our accounting policies on a consistent basis. As circumstances change, they are considered in our estimates and judgments, and future changes in circumstances could result in changes in amounts at which assets and liabilities are recorded.

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

In the consolidated condensed statements of operations and comprehensive loss for the period ended March 31, 2013, ESW has recognized a translation loss of $8,112 as compared to a loss of $30,817 for the period ended March 31, 2012 primarily as a result of exchange rate differences between the U.S. dollar and the Canadian dollar.

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

(c) CHANGES IN INTERNAL CONTROLS

Not applicable.

PART II OTHER INFORMATION

ITEM 1A. RISK FACTORS

In evaluating an investment in our common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1 of our Annual Report to the Securities and Exchange Commission for the year ended December 31, 2012, as well as the information contained in this report and our other reports and registration statements filed with the Securities and Exchange Commission.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBITS:

31.1	Certification of Executive Chairman and Chief Financial Officer pursuant to the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.1	Form of Asset Purchase Agreement

101.ins	XBRL Instance

101.xsd	XBRL Schema

101.cal	XBRL Calculation

101.def	XBRL Definition

101.lab	XBRL Label

101.pre	XBRL Presentation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: MAY 20, 2013
Montgomeryville, PA, USA

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.

BY: /S/ MARK YUNG
MARK YUNG
EXECUTIVE CHAIRMAN

/S/ PRAVEEN NAIR
PRAVEEN NAIR
CHIEF FINANCIAL OFFICER