Form 10-Q
period 2013-06-30
ENVIRONMENTAL SOLUTIONS WORLDWIDE INC
filed 2013-08-19
CIK 1082278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

for the quarterly period ended - June 30, 2013

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

There were 113,464 shares of the registrant's Common Stock outstanding as of August 19, 2013 (after giving effect to the one-for-two thousand reverse stock split effected on May 24, 2013).

INDEX	DESCRIPTION	PAGE NO.

	PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Condensed Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012	F2

	Consolidated Condensed Statements of Operations and Comprehensive Loss for the Six and Three Month Periods Ended June 30, 2013 and 2012 (unaudited)	F3

	Consolidated Condensed Statement of Changes in Stockholders' Equity for the Six Month Period Ended June 30, 2013 (unaudited)	F4

	Consolidated Condensed Statements of Cash Flows for the Six Month Periods Ended June 30, 2013 and 2012 (unaudited)	F5

	Notes to Consolidated Condensed Financial Statements (unaudited)	F6-F20

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	2

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	9

Item 4.	Controls and Procedures	12

	PART II. OTHER INFORMATION
Item 1A.	RISK FACTORS	13
Item 5.	OTHER INFORMATION	13
Item 6.	EXHIBITS	14
	SIGNATURES	15

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2013	2012
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents (Note 5)	$2,550,537	$ 253,998
Accounts receivable, net of allowance
for doubtful accounts of $221,212 (2012 - $221,212) (Note 2)	1,045,694	1,322,320
Inventory, net of reserve of $252,473 (2012 - $252,473)(Note 6)	2,973,565	1,962,278
Prepaid expenses and sundry assets	385,949	133,438

Total current assets	6,955,745	3,672,034

Property, plant and equipment under construction (Note 7)	122,827	350,431

Property, plant and equipment, net of accumulated
depreciation of $3,074,679 (2012 - $2,735,691) (Note 7)	1,602,043	1,382,653

Patents and trademarks, net of accumulated
amortization of $0 (Note 2 and 3)	42,000	-

	$8,722,615	$5,405,118

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable (Note 15)	$1,327,579	$1,457,091
Accrued liabilities (Note 2)	679,431	344,288
Warranty provision (Note 2)	1,648,158	143,564
Customer deposits	90,810	73,078
Current portion of loan payable (Note 9)	69,966	68,926

Total current liabilities	3,815,944	2,086,947

Long-term liabilities
Promissory notes payable (Note 10)	1,967,335	-
Conversion option derivative liability (Note 11)	4,117,424	-
Loan payable (Note 9)	368,963	404,207

Total long-term liabilities	6,453,722	404,207

Total liabilities	10,269,666	2,491,154

Commitments and Contingencies (Note 16)

Stockholders' Equity (Notes 13 and 14)
Common stock, $0.001 par value, 250,000,000
shares authorized; 113,464 (2012 - 112,049)
shares issued and outstanding	113	112
Additional paid-in capital	57,201,483	57,080,047
Accumulated other comprehensive income	344,183	344,183
Accumulated deficit	(59,092,830)	(54,510,378)

Total stockholders' equity	(1,547,051)	2,913,964

	$8,722,615	$5,405,118

Going concern ( Note 1)
Subsequent events (Note 20)

The accompanying notes are an integral part of these consolidated condensed financial statements. F2

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
FOR THE SIX AND THREE MONTH PERIOD ENDED JUNE 30,
(UNAUDITED)

	SIX MONTHS PERIOD ENDED JUNE 30,		THREE MONTHS PERIOD ENDED JUNE 30,
	2013	2012	2013	2012

Revenue	$ 4,745,345	$4,875,705	$ 3,289,503	$2,344,103

Cost of revenue (Note 2 and 7)	4,953,625	3,199,736	3,864,780	1,456,810

Gross (loss) profit	(208,280)	1,675,969	(575,277)	887,293

Operating expenses
Marketing, office and general expenses	2,137,526	1,865,510	1,370,131	675,060
Officers' compensation and directors' fees (Note 15)	435,707	311,591	130,494	154,484
Research and development costs (Note 2 and 7)	240,611	314,318	158,871	185,770
Consulting and professional fees	279,499	135,613	212,382	79,629
Depreciation and amortization (Note 7)	112,578	115,117	57,458	38,935
Foreign exchange loss	11,180	43,043	3,068	11,612
Loss on impairment of property, plant and equipment, net (Note 7)	-	28,945	-	-

	3,217,101	2,814,137	1,932,404	1,145,490

Loss from operations	(3,425,381)	(1,138,168)	(2,507,681)	(258,197)

Gain on deconsolidation of subsidiary (Note 8)	-	453,900	-	-
Interest on promissory notes payable (Notes 10 and 15)	(72,311)	-	(68,811)	-
Amortization of discount on promissory notes payable (Note 10)	(46,437)	-	(44,381)	-
Change in fair value of conversion option derivative liability (Note 11)	(1,038,323)	-	(1,330,893)	-

Net loss and comprehensive loss	$(4,582,452)	$(684,268)	$(3,951,766)	$(258,197)

Net loss per share (basic and diluted) (Note18)	$(40.44)	$ (6.24)	$ (34.71)	$ (2.35)

Weighted average number of shares outstanding (basic and diluted)	113,304	109,725	113,845	109,725

The accompanying notes are an integral part of these consolidated condensed financial statements.

F3

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2013
(UNAUDITED)
				Accumulated		Total
	Common Stock		Additional	Other Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Paid-In Capital	Income	Deficit	Equity

Balance, January 1, 2013	112,049	$ 112	$57,080,047	$ 344,183	$(54,510,378)	$2,913,964

Net loss	-	-	-	-	(4,582,452)	(4,582,452)

Stock-based compensation (Note 13)	2,057	2	172,951	-	-	172,953

Repurchase of common stock (Note 2)	(642)	(1)	(51,515)	-	-	(51,516)

Balance June 30, 2013	113,464	$ 113	$57,201,483	$ 344,183	$(59,092,830)	$ (1,547,051)

The accompanying notes are an integral part of these consolidated condensed financial statements.

F4

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIOD ENDED JUNE 30,
	2013	2012
	(Unaudited)	(Unaudited)

Net loss	$ (4,582,452)	$ (684,268)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation of property, plant and equipment	339,019	294,804
Loss on impairment of property, plant and equipment	-	42,674
Interest on promissory notes payable	72,311	-
Amortization of discount on promissory notes payable	46,437	-
Change in fair value of conversion option derivative liability	1,038,323	-
Stock-based compensation	172,953	41,417
Allowance for doubtful accounts	-	213,108
Warranty provision	1,504,900	-
Loss on write down of inventory	230,002	107,360
Gain on disposal of property and equipment	-	(13,729)
Gain on deconsolidation of subsidiary	-	(453,900)

	3,403,945	231,734

Decrease in cash flows from operating
activities resulting from changes in:
Accounts receivable	276,626	(547,312)
Inventory	(1,241,289)	121,008
Prepaid expenses and sundry assets	(252,511)	137,767
Accounts payable and accrued liabilities	133,014	(264,675)
Customer deposits	17,732	-

	(1,066,428)	(553,212)

Net cash used in operating activities	(2,244,935)	(1,005,746)

Investing activities:
Proceeds from sale of property, plant and equipment	-	13,729
Acquisition of patent and trademarks	(42,000)	-
Acquisition of property, plant and equipment	(275,688)	(148,019)
Addition to property, plant and equipment under construction	(55,118)	(158,579)

Net cash used in investing activities	(372,806)	(292,869)

Financing activities:
Proceeds from notes payable to related parties	5,000,000	-
Payment for fractional shares	(51,516)	-
Proceeds of loan payable	-	280,787
Repayment of loan payable	(34,204)	(6,024)
Repayment of capital lease obligation	-	(1,241)

Net cash provided by financing activities	4,914,280	273,522

Net change in cash and equivalents	2,296,539	(1,025,093)

Cash and cash equivalents, beginning of period	253,998	1,103,649

Cash and cash equivalents, end of period	$ 2,550,537	$ 78,556

Supplemental disclosures:

Cash interest paid	$ 6,884	$ -
Property, plant and equipment included in accounts payable	$ 80,234	$ -

The accompanying notes are an integral part of these consolidated condensed financial statements. F5

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - NATURE OF BUSINESS AND GOING CONCERN

Environmental Solutions Worldwide, Inc. (the "Company" or "ESW") through its wholly-owned subsidiaries is engaged in the design, development, manufacturing and sales of emissions control technologies. ESW also provides emissions testing and environmental certification services with its primary focus on the North American on-road and off-road diesel engine, chassis and after-treatment market. ESW currently manufactures and markets a line of catalytic emission control and enabling technologies for a number of applications focused on the medium and heavy duty diesel (“MHDD”) retrofit market.

The unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), which contemplates continuation of the Company as a going concern. The Company has sustained recurring operating losses. As of June 30, 2013, the Company had an accumulated deficit of $59,092,830 and has cash and cash equivalents of $2,550,537. ESW’s history of losses and the current prevailing economic conditions all create uncertainty in the operating results and, accordingly, there is no assurance that the Company will be successful in generating sufficient cash flow from operations or achieving profitability in the near future. As a result, there is substantial doubt regarding the Company's ability to continue as a going concern. The Company may require additional financing to fund its continuing operations and planned capital investments. The Company's ability to continue as a going concern is dependent on achieving and maintaining a profitable level of operations.

Effective March 22, 2013, the Company entered into a note subscription agreement, a security agreement and issued senior secured five (5) year convertible promissory notes (collectively the “Notes”) to certain shareholders (the “Senior Secured Lenders”). Pursuant to the Loan Agreements, the Senior Secured Lenders made initial loans to the Company in the principal aggregate amount of $1.4 million on March 22, 2013.

On April 23, 2013 and June 27, 2013, the Company issued additional Notes in the aggregate principal amount $3,600,000 to the Senior Secured Lenders, which represented the last drawdown of the $5 million loan facility.  The additional Notes were issued on terms substantially similar to the terms set forth in the Notes previously issued on March 22, 2013. Proceeds from the additional Notes will be used by the Company and its subsidiaries to fund the acquisition of assets from Cleaire Advanced Emission Controls, LLC (“Cleaire”), working capital, planned capital investments and other general corporate purposes.

These unaudited consolidated condensed financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. All adjustments, consisting only of normal recurring items, considered necessary for fair presentation have been included in these unaudited consolidated condensed financial statements. These unaudited condensed consolidated interim financial statements have been prepared on the same basis as the annual financial statements and should be read in conjunction with those annual financial statements filed on Form 10-K for the year ended December 31, 2013.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

The unaudited consolidated condensed financial statements include the accounts of the Company and its wholly-owned subsidiaries, ESWA, ESW Technologies Inc. (“ESWT”), ESW Canada Inc. (“ESWC”), ESW CleanTech Inc (“ESWCT”) and Technology Fabricators Inc. (“TFI”). All inter-company transactions and balances have been eliminated on consolidation. Amounts in the unaudited consolidated condensed financial statements are expressed in U.S. dollars.

On April 18, 2013, ESW formed ESWCT, a wholly owned subsidiary. ESWCT, a Delaware corporation, is the entity that houses ESW’s San Diego manufacturing operations. ESWCT is located 7706 Trade Street, San Diego, CA, 92121.

REVERSE STOCK-SPLIT

On May 24, 2013, ESW affected a one-for-two thousand reverse stock split of its common stock. As a result all outstanding common stock, and per share amounts contained in the unaudited consolidated condensed financial statements and related notes have been retroactively adjusted to reflect this reverse stock-split for all periods presented. No fractional shares were issued resulting in a decrease to the outstanding shares on a post-split basis. In lieu of fractional shares, holders were paid cash equal to the number of shares of common stock held by any such holder immediately prior to the reverse stock split that were not combined into whole shares, multiplied by the fair market value of one pre-reverse stock split share.  In lieu of issuing fractional shares, the Company paid holders cash in aggregate of $51,516.

F6

ESTIMATES

The preparation of unaudited consolidated condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated condensed financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Significant estimates include amounts for inventory valuation, elements of an asset acquisition as of the date of acquisition, impairment of and useful lives of property plant and equipment, share-based compensation, conversion option derivative liability, warranty provision, accrued liabilities and accounts receivable exposures.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is estimated and recorded based on management's assessment of the credit history with the customer and the current relationships with them. On this basis management has determined that an allowance for doubtful accounts of $221,212 was appropriate as of both June 30, 2013 and December 31, 2012, respectively.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company follows the Accounting Standards Codification (“ASC”) Topic 360, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the assets' carrying amounts may not be recoverable. In performing the review for recoverability, if future undiscounted cash flows (excluding interest charges) from the use and ultimate disposition of the assets are less than their carrying values, an impairment loss represented by the difference between its fair value and carrying value, is recognized. Properties held for sale are recorded at the lower of the carrying amount or the expected sales price less costs to sell. Management reviewed certain assets for impairment in the first quarter of 2012 (see Note 7 for details).

PATENTS AND TRADEMARKS

Patents and trademarks are measured at the cost incurred to acquire them from an independent third party (see Note 3). Topic 350-20, Goodwill, and 350-30, General Intangibles Other than Goodwill, in the Accounting Standards Codification ("ASC") requires intangible assets with a finite life be tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated discounted cash flow used in determining the fair value of the asset. Future impairment tests for Patent and Trademarks will be performed annually in the fiscal fourth quarter, or sooner if warranted.

Patents and trademarks will be amortized on a straight-line basis over their estimated useful lives of five years. Amortization expense was $0 for the six and three month periods ended June 30, 2013 and 2012.

F7

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities approximate fair value because of their short-term nature. Per ASC Topic 820 framework these are considered Level 2 inputs where inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

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

The Company also derives revenue (approximately 8.5% and 8.4% of total revenue during the six month period ended June 30, 2013 and 2012, respectively) from providing air testing and environmental certification services. Revenues are recognized upon delivery of testing services when persuasive evidence of an arrangement exists and collection of the related receivable is reasonably assured.

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

SHIPPING AND HANDLING COSTS

The Company’s shipping and handling costs of $48,277 and $47,062 are included in cost of sales for the six month periods ended June 30, 2013 and 2012, respectively. For the three month periods ended June 30, 2013 and 2012 shipping and handling costs amounted to $27,417 and $20,519, respectively. Additionally, the Company has recorded recoveries of these costs amounting to $40,377 and $35,997, which are included in revenues for the six month periods ended June 30, 2013 and 2012, respectively. For the three month periods ended March 31, 2013 and 2012 shipping and handling revenues amounted to, $25,944 and $13,496, respectively.

RESEARCH AND DEVELOPMENT

The Company is engaged in research and development work. Research and development costs are charged as operating expense of the Company as incurred. Any grant money received for research and development work is used to offset these expenditures. For the six month periods ended June 30, 2013 and 2012, the Company expensed $240,611 and $314,318, net of grant revenues, respectively, towards research and development costs. For the three month periods ended June 30, 2013 and 2012, the Company expensed $158,871 and $185,770, net of grant revenues, respectively, towards research and development costs. For the six month periods ended June 30, 2013 and 2012, gross research and development expense, excluding any offsetting grant revenues, amounted to $281,557 and $314,318, respectively, and grant money amounted to $40,946 and $0, respectively. For the three month periods ended June 30, 2013 and 2012, gross research and development expense, excluding any offsetting grant revenues, amounted to $199,817 and $185,770, respectively, and grant money amounted to $40,946 and $0, respectively.

FOREIGN CURRENCY TRANSLATION

The functional currency of the Company and its foreign subsidiaries is the U.S. dollar. All of the Company’s revenue and materials purchased from suppliers are denominated in, or linked to, the U.S. dollar. Transactions denominated in currencies other than the functional currency are converted to the functional currency on the transaction date, and any resulting assets or liabilities are further translated at each reporting date and at settlement. Gains and losses recognized upon such translations are included within foreign exchange gain (loss) in the unaudited consolidated condensed statements of operations and comprehensive loss.

PRODUCT WARRANTIES

The Company provides for estimated warranty costs at the time of sale and accrues for specific items at the time their existence is known and the amounts are determinable. The Company estimates warranty costs using standard quantitative measures based on industry warranty claim experience and evaluation of specific customer warranty issues. The Company currently estimates warranty costs as 2% of revenue. With the recent re-verification of the LongMile-S™, Horizon™ Phoenix™ and Lonestar™ products, ESW has estimated a one-time charge of $1,000,000 related to its assumption of warranties for legacy Cleaire products in the field. ESW has also estimated a one-time charge of $504,900 as a potential one-off warranty expenses associated with the ThermaCat, the warranty charges are based on estimating number of operational units, average remaining life and cost of warrantable failure. These amounts, as well as the 2% provision have been included in warranty provision as of June 30, 2013.

F9

As of June 30, 2013 and December 31, 2012, $1,648,158 and $143,564, respectively, were accrued as warranty provisions on the balance sheet. For the six month periods ended June 30, 2013 and 2012, the total warranty, service, service travel and installation costs included in cost of revenue were $1,581,834 and $142,434, respectively. For the three month periods ended June 30, 2013 and 2012, the total warranty, service, service travel and installation costs included in cost of revenue were $1,562,722 and $95,824, respectively.

SEGMENT REPORTING

ASC 280-10, "Disclosures about Segments of an Enterprise and Related Information”, establishes standards for the way that public business enterprises report information about operating segments in the Company’s unaudited consolidated condensed financial statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. ESW operates in two reportable segments; medium and heavy duty diesel retrofit operations and air testing services (see Note 17). ESW’s chief operating decision maker is the Company’s Executive Chairman.

COMPARATIVE FIGURES

Certain 2012 figures have been reclassified to conform to the current consolidated condensed financial statement presentation.

NOTE 3 – ASSET ACQUISITION

On April 18, 2013, ESW through a new wholly owned subsidiary ESWCT, completed the transactions contemplated by the Asset Purchase Agreement, dated April 1, 2013 with David P. Stapleton (the “Receiver”), as the receiver for Cleaire Advanced Emission Controls, LLC, a Delaware limited liability company.  Prior to shutdown of its operations in January 2013, Cleaire was engaged in the design, development and manufacturing of retrofit emission control systems for diesel engines. Subject to the terms and conditions of the asset purchase agreement, the Company was selected as (and agreed to act as) the “stalking horse bidder” to buy certain of Cleaire’s assets for a purchase price of $1.4 million plus a portion of gross profit realized on a certain purchase order. The purchased assets included inventory, machinery and equipment and patents and trademarks.

Upon the completion of the Asset Purchase Agreement and in accordance with FASB ASC 805 Business Combinations, the Company determined that the above noted Asset Purchase Agreement transaction does not constitute a business combination, and accordingly has accounted for it as an asset acquisition. The total consideration paid was $1.4 million in cash, plus a portion of gross profit realized on a certain purchase order.

The purchase price allocation is allocated based on the relative fair value of the assets acquired at the asset acquisition date:

Assets acquired	April 18, 2013
Inventory	$1,260,000
Machinery and equipment	98,000
Patents and trademarks	42,000
$1,400,000

NOTE 4 – RECENTLY ISSUED ACCOUNTING STANDARDS AND RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

There are no recently adopted accounting pronouncements that impact the Company’s financial statements.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated condensed financial statements.

NOTE 5 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and highly liquid investments purchased with original maturities of generally 90 days or less at the date of purchase. At June 30, 2013 and December 31, 2012, all of the Company's cash and cash equivalents consisted of cash.

F10

NOTE 6 - INVENTORY

Inventory consists of:

	June 30,	December 31,
Inventory	2013	2012
Raw materials	$862,368	$914,310
Work-in-process	2,502,102	1,234,375
Finished goods	46,535	28,660
Parts	45,035	37,406
	3,226,038	2,214,751
Less: reserve for inventory obsolescence	(252,473)	(252,473)
Total	$2,973,565	$1,962,278

During the six and three month period ended June 30, 2013, $230,002 ESW recorded a write down on inventory amounting to $230,002 relating to obsolete inventory in ESWCT which was included in the cost of revenue.  (Six and three month period ended June 30, 2012 - $0)

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	June 30,	December 31,
Classification	2013	2012
Plant, machinery and equipment	$3,569,104	$3,164,175
Office equipment	130,914	75,572
Furniture and fixtures	1,063	2,893
Vehicles	17,038	-
Leasehold improvements	958,603	875,704
	4,676,722	4,118,344

Less: accumulated depreciation	(3,074,679)	(2,735,691)
	$1,602,043	$1,382,653

Depreciation expense recognized in the unaudited consolidated condensed statements of operations and comprehensive loss was included in the following captions:

	For the six months periods ended
	June 30,	June 30,
Depreciation Expense	2013	2012
Depreciation expense included in cost of revenue	$223,400	$179,687
Depreciation expense included in operating expenses	112,578	115,117
Depreciation expense included in research and development costs	3,041	-
Total depreciation expense	$339,019	$294,804

	For the three month periods ended
	June 30,	June 30,
Depreciation Expense	2013	2012
Depreciation expense included in cost of revenue	$110,961	$103,432
Depreciation expense included in operating expenses	57,458	38,935
Depreciation expense included in research and development costs	-	-
Total depreciation expense	$168,419	$142,367

At June 30, 2013 and December 31, 2012, the Company had $122,827 and $350,431, respectively, of customized equipment under construction.

F11

Certain property and equipment are used as collateral for borrowings under the Machinery and Equipment Loan Fund (“MELF”) facility (Note 9). All other property and equipment are used as collateral for borrowing under the senior secured convertible promissory notes payable (Note 10).

At March 31, 2012, the Company recognized an impairment loss for furniture, fixtures and office equipment located at its Canadian facility. The estimated recovery from the sale of furniture, fixtures and office equipment was expected to be nominal and, accordingly, the Company valued these assets as $0 and recorded an impairment loss equal to the full amount of their carrying value.

The details of impairment losses recognized are summarized in the following table:

	For the six month period ended
Asset grouping	June 30, 2013	June 30, 2012
Furniture & fixtures (Abandonment)	$ -	$ 1,800
Office equipment (Abandonment)	-	2,132
Computer hardware (Abandonment)	-	18,475
Computer software (Abandonment)	-	20,267
Total impairment loss recognized	-	42,674

Gain on disposal of plant and equipment	-	(13,729)
Total impairment loss recognized	$ -	$28,945

For the three month periods ended June 30, 2013 and 2012 impairment losses recognized was $0.

NOTE 8 – GAIN ON DECONSOLIDATION OF SUBSIDIARY

Effective February 3, 2012 BBL Technologies Inc. (“BBL”), a non-operating subsidiary, filed for bankruptcy in the Province of Ontario, Canada. At the time of filing, BBL had no assets but had issued and outstanding redeemable Class A special shares. The Company did not provide any guarantee in relation to these redeemable Class A special shares. As a result of BBL’s filing for bankruptcy, the Company lost its control over BBL and has deconsolidated BBL from the unaudited consolidated condensed financial statements on the filing date. The Company recorded a $453,900 gain in the unaudited consolidated condensed statement of operations and comprehensive loss for the six and three month period ended June 30, 2012, upon deconsolidation of BBL.

NOTE 9 - LOAN PAYABLE

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

As of June 30, 2013 and December 31, 2012, the loan payable amounted to $438,929 and $473,133, respectively.

For the six month periods ended June 30, 2013 and 2012, the Company paid interest amounting to $6,884 and $842 on the loan and also repaid principal in the amount of $34,204 and $6,024, respectively.

For the three month periods ended June 30, 2013 and 2012, the Company paid interest amounting to $3,378 and $842 on the loan and also repaid principal in the amount of $17,167 and $3,008, respectively.

As at June 30, 2013, $69,966 (December 31, 2013 - $68,926) of the loan is repayable in the next 12 months with the remaining $368,963 (December 31, 2012 - $404,207) repayable thereafter.

F12

Principal on the loan is repayable as follows:

Year Ending December 31,	Amount
2013 (excluding 6 months ended June 30, 2013)	$ 34,721
2014	71,022
2015	73,182
2016	75,408
Thereafter	184,596
Total	$438,929

NOTE 10 – SENIOR SECURED CONVERTIBLE PROMISSORY NOTES

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

On April 23, 2013 and June 27, 2013, the Company issued additional Notes in the principal amount of $1,600,000 and $2,000,000, respectively, to the Senior Secured Lenders. The Notes are due on March 22, 2018. The Notes are a part of a senior secured convertible loan facility of up to $5,000,000 which is now fully drawn down.

The Notes bear interest at a rate of 10% per annum compounded quarterly. Interest is payable semi-annually in arrears in cash and at the Company’s election, during the term of the Notes, up to two accrued and unpaid semi-annual interest payments can be payable in the Company’s common stock valued at the lesser of $80 per share, subject to adjustment (“Conversion Price”), or the market value of the Company’s common stock, with interest payments commencing September 30, 2013.

At the option of the Holders, all principal, and interest amounts outstanding under all of the Notes may be exchanged for shares of the Company’s common stock at the Conversion Price. The Conversion Price is subject to anti-dilution adjustment in the event the Company at any time, while the Notes are outstanding, issues equity securities including common stock or any security convertible or exchangeable for shares of common stock for no consideration or for consideration less than $80 per share. The anti-dilution protection excludes shares of common stock issuable upon the exercise of options or other securities granted to directors, officers, bona fide consultants and employees of the Company issued pursuant to a board approved option or incentive plan or stock, warrants or other securities issued to a bank or other financial institution.

The Notes are secured by a lien on and a security interest in all assets of the following wholly owned subsidiaries of the Company: TFI, ESWCT, ESWA and ESWT, excluding certain collateral subject to pre-existing liens.

The Company further agreed to conduct a rights offering to all of its holders of common stock, offering the right to purchase up to their pro-rata Company ownership amount of senior secured convertible promissory notes.

On March 22, 2013, April 23, 2013 and June 27, 2013, the Company recorded a discount on the Notes equal to the fair value of the conversion option derivative liability. This discount is amortized using the effective interest rate method at an interest rate of 9.6%, 17.3% and 38.3% for the March 22, April 23 and June 27 Notes, respectively, over the term of the Notes.

	Six months ended June 30, 2013		Year ended December 31, 2012
Face value of March 22, 2013 notes payable	$1,400,000	$
Face value of April 23, 2013 notes payable	1,600,000
Face value of June 27, 2013 notes payable	2,000,000		-
Total face value of promissory notes payable	5,000,000
Discount on promissory notes payable	(3,079,102)		-
Amortization of discount on promissory notes payable	46,437		-
	$1,967,335		$-

During the six month periods ended June 30, 2013 and 2012, interest expense on the Notes amounted to $72,311 and $0, respectively. During the three month periods ended June 30, 2013 and 2012, interest expense on Notes amounted to $68,811 and $0, respectively.

F13

NOTE 11 – CONVERSION OPTION DERIVATIVE LIABILITY

The Company’s Notes are subject to anti-dilution adjustments that allow for the reduction in the Conversion Price in the event the Company subsequently issues equity securities including common stock or any security convertible or exchangeable for shares of common stock for no consideration or for consideration less than $80 per share. Simultaneously with any reduction to the Conversion Price, the number of shares of common stock that may be converted increases proportionately. The Company accounted for the conversion option in accordance with ASC Topic 815. Accordingly, the conversion option is not considered to be solely indexed to the Company’s own stock and, as such, recorded as a liability.

The Company’s conversion option derivative liability for the $1.4 million Notes was measured at fair value at March 22, 2013 and subsequently at March 31, 2013 and June 30, 2013 using a binomial model. The Company’s conversion option derivative liability for the $1.6 million Notes was measured at fair value at April 23, 2013 and June 30, 2013 using a binomial model. The Company’s conversion option derivative liability for the $2 million Notes was measured at fair value at June 27, 2013 and June 30, 2013 using a binomial model.

Since the Conversion Price contains an anti-dilution adjustment, the probability that the Conversion Price of the Notes would decrease as the share price decreased was incorporated into the valuation calculation.

The inputs into the binomial model are as follows:

	March 22, 2013	April 23, 2013	June 27, 2013	June 30, 2013
Closing share price	$40	$54	$80	$80
Conversion price	$80	$80	$80	$80
Risk free rate	0.80%	0.71%	1.38%	1.41%
Expected volatility	110%	126%	114%	114%
Dividend yield	0%	0%	0%	0%
Expected life	5 years	4.92 years	4.75 years	4.75 years

The fair value of the conversion option derivative liability was $ 4,117,424 at June 30, 2013 and $0 at December 31, 2012. The change in the fair value of the conversion option derivative liability of $1,038,323 was recorded as a loss in the unaudited consolidated condensed statement of operations for the six months ended June 30, 2013. The change in the fair value of the conversion option derivative liability of $1,330,893 was recorded as a loss in the unaudited consolidated condensed statement of operations for the three months ended June 30, 2013.

	Six months ended June 30, 2013	Year ended December 31, 2012
Beginning balance: Conversion option derivative liability	$-	$-
Origination of conversion option derivative liability on March 22, 2013	526,810	-
Gain on change in fair value of conversion option derivative liability	(292,570)	-
Ending balance: Conversion option derivative liability on March 31, 2013	$234,240	$-
Origination of conversion option derivative liability on April 23, 2013	905,569	-
Origination of conversion option derivative liability on June 27, 2013	1,646,723	-
Loss on change in fair value of conversion option derivative liability	1,330,893	-
Ending balance: Conversion option derivative liability on June 30, 2013	$4,117,424	$-

NOTE 12 - INCOME TAXES

The Company calculates its income tax expense by estimating the annual effective tax rate and applying that rate to the year-to-date ordinary income at the end of the period. The Company records a tax valuation allowance when it is more likely than not that it will not be able to recover the value of its deferred tax assets. As of June 30, 2013 and 2012, the Company calculated its estimated annualized effective tax rate at 0% and 0%, respectively, for both the United States and Canada. The Company had no income tax expense on its $4,582,452 pre-tax loss for the six months ended June 30, 2013. The Company recognized no income tax expense based on its $684,268 pre-tax loss for the six months ended June 30, 2012.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest accrued on uncertain tax positions as well as interest received from favorable tax settlements within interest expense. The Company recognizes penalties accrued on unrecognized tax benefits within general and administrative expenses. As of June 30, 2013 and 2012, the Company had no uncertain tax positions.

F14

The Company does not anticipate any significant changes to the total amounts of unrecognized tax benefits in the next twelve months. In many cases the Company's uncertain tax positions are related to tax years that remain subject to examination by tax authorities. The following describes the open tax years, by major tax jurisdiction, as of June 30, 2013:

United States – Federal	2009 – present
United States – State	2009 – present
Canada – Federal	2010 – present
Canada – Provincial	2010 – present

NOTE 13 - STOCKHOLDERS' EQUITY

Effective November 6, 2011, the Board approved restricted stock grants to 7 Board members under the 2010 stock incentive plan. As per the terms of the grant each of the 7 Board members will receive 75 shares vesting in equal parts on December 31, 2011, December 31, 2012 and December 31, 2013 subject to the execution of the requisite grant agreements. Stock-based compensation expense will be recorded based on the vesting terms of the grants. Of the vested shares 350 restricted shares of common stock have been issued as of June 30, 2013.

Effective December 10, 2012, the Board approved a one-time grant of 4,114 shares of restricted common stock from treasury to a member of the Company’s Board for services rendered as Executive Chairman, 2,057 shares of which were issued upon the date of grant, and 2,057 shares of which were issued on February 28, 2013. The shares of common stock were issued from treasury not under the Company’s 2010 stock incentive plan.

Shares of restricted common stock issued above were valued at the quoted market price on the dates of grant. During the six month periods ended June 30, 2013 and 2012, $152,243 and $0, respectively, has been recorded in officers’ compensation and directors’ fees in the condensed consolidated statements of operations and comprehensive loss for the fair value of each grant of restricted common shares. These amounts along with stock option expense (Note 14) have been included as stock-based compensation in the consolidated condensed statement of changes in stockholders equity.

NOTE 14 - STOCK OPTIONS AND WARRANT GRANTS

 A summary of option transactions, including those granted pursuant to the terms of certain employment and other agreements is as follows:

	Stock	Weighted
	Purchase	Average
Details	Options	Exercise Price
OUTSTANDING, JANUARY 1, 2012	1,788	$1,200
Expired	(1,200)	(1,300)
OUTSTANDING, DECEMBER 31, 2012	588	$1,000
Expired	(50)	(2,000)
OUTSTANDING, JUNE 30, 2013	538	$901

At June 30, 2013 and December 31, 2012, the outstanding options have a weighted average remaining life of 19 months and 23 months, respectively.

No stock options were granted during the six month periods ended June 30, 2013 and 2012.

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

F15

During the six month period ended June 30, 2013 and 2012, $20,708 and $41,417 respectively, of stock option expense has been recorded in officers’ compensation and directors’ fees in the unaudited consolidated condensed statements of operations and comprehensive loss.

At June 30, 2013, the Company had outstanding options as follows:

Number of	Exercise
Options	Price	Expiration Date
125	$540	August 6, 2013
300	$1,300	April 15, 2015
113	$240	June 30, 2016
538

Warrants issued in connection with various private placements of equity securities are treated as a capital transaction and no income statement recognition is required.

No warrants were issued during the six month periods ended June 30, 2013 and 2012.

NOTE 15 - RELATED PARTY TRANSACTIONS

In addition to fees and salaries as well as reimbursement of business expenses, transactions with related parties include:

•                 On April 19, 2011, the Company's Board ratified a Services Agreement (the "Orchard Agreement") between the Company and Orchard Capital Corporation ("Orchard") which was approved by the Company's Compensation Committee and was effective January 30, 2011. Under the Orchard Agreement, Orchard agreed to provide services that may be mutually agreed to by and between Orchard and the Company including those duties customarily performed by the Chairman of the Board and executive of the Company as well as providing advice and consultation on general corporate matters and other projects as may be assigned by the Company's Board as needed. Orchard is controlled by Richard Ressler. Certain affiliated entities of Orchard as well as Richard Ressler own shares of the Company. During the six month periods ended June 30, 2013 and 2012, management fees charged to operations amounted to $150,000 and $150,000, respectively. During the three month periods ended June 30, 2013 and 2012, management fees charged to operations amounted to $75,000 and $75,000, respectively. At June 30, 2013, $75,000 (December 31, 2012 - $75,000) is included in accounts payable.

•                 Mr. Nitin Amersey, a director of the Company, is listed as a control person with the Securities and Exchange Commission of Bay City Transfer Agency Registrar Inc., the Company's transfer agent, and of Freeland Venture Resources Inc., which provides Edgar filing services to the Company. During the six month periods ended June 30, 2013 and 2012, the Company incurred fees to these entities controlled by Mr. Amersey amounting to $58,029 and $2,351, respectively. During the three month periods ended June 30, 2013 and 2012, the Company incurred fees to these entities amounting to $8,595 and $1,050, respectively.

•                 Mr. John Dunlap, a director of the Company, is the President of Dunlap Group, which provides consulting services to the Company related to regulatory and regulatory compliance matters. During the six month periods ended June 30, 2013 and 2012, the Company paid fees to Dunlap Group amounting to $20,996 and $0, respectively. During the three month period ended June 30, 2013 and 2012, the Company paid fees to Dunlap Group amounting to $8,683 and $0, respectively.

•                 At June 30, 2013, accounts payable includes $25,360 (December 31, 2012 - $0) due to directors and companies controlled by directors of the Company.

•                 On March 22, 2013, April 23, 2013 and June 27, 2013, the Company issued an aggregate amount of $5,000,000 unsecured convertible promissory notes to certain shareholders and deemed affiliates of certain members of the Board of Directors. During the six month periods ended June 30, 2013 and 2012, interest expense on the Notes amounted to $72,311 and $0, respectively. During the three month periods ended June 30, 2013 and 2012, interest expense on the Notes amounted to $68,811 and $0, respectively.

F16

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

On June 7, 2013, the Company's wholly-owned subsidiary, ESWCT, entered into a commercial real estate lease with Trepte Industrial Park, Ltd., a California limited partnership.  ESWCT leased approximately 18,000 square feet of commercial property located in San Diego, California, to be used primarily for housing ESWCT’s manufacturing and diesel particulate filter cleaning operations. The Lease provides for a 37-month lease term (commencing July 1, 2013), with an option exercisable by ESWCT to extend the lease term for two additional 36-month periods. The current base rent under the Lease is $15,300 per month. Concurrently with the signing of the Lease and pursuant to the terms thereof, ESWCT paid to the Lessor an amount equal to $155,600, which amount reflects the first month’s base rent, the security deposit, the funding required for improvements done by the Lessor at ESWCT’s request, and pre-paid rent. The amount will be credited against monthly base rent payable by ESWCT beginning in January 2014 and each month thereafter, provided that ESWCT shall not have defaulted under the Lease.

The following is a summary of the minimum annual lease payments for the Pennsylvania and San Diego leases:

Year Ending December 31,	Amount
2013 (excluding the six months ended June 30, 2013)	$182,295
2014	242,344
2015	372,935
2016	279,799
2017	180,990
2018	30,165
Total	$1,288,528

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

The Company is pursuing a lawsuit in New York for collection of unpaid invoices related to goods delivered to a former distributor. The Company was notified of a revised claim filed in the Ontario, Canada Superior Court of Justice on a dispute with a past vendor of ESWC, this claim was previously deemed settled, due to inaction by the vendor. That motion is pending: the Court has not ruled upon it. The Company cannot predict the outcome of this matter at this time.

The Company is also exposed to contingencies on its various warranty programs related to the products produced by TFI and ESWCT. The Company has recorded a provision for these as disclosed in Note 2; however, the actual amount of loss could be materially different.

NOTE 17 – OPERATING SEGMENTS

The Company has two principal operating segments, air testing services and catalyst manufacturing for MHDD retrofits. These operating segments were determined based on the nature of the products and services offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company’s Executive Chairman has been identified as the chief operating decision-maker, and directs the allocation of resources to operating segments based on the profitability and cash flows of each respective segment.

F17

The Company evaluates performance based on several factors, of which the primary financial measure is net income. The accounting policies of the business segments are the same as those described in “Note 2: Summary of Accounting Policies.” No intersegment sales were recorded for the six month periods ended June 30, 2013 and 2012. The following tables show the operations and certain assets of the Company’s reportable segments:

For the six months period ended June 30, 2013
	MHDD Retrofit	Air Testing	Unallocated	Total
Revenue	$4,344,324	$401,021	$-	$4,745,345
Net loss	$(1,770,395)	$(483,936)	$(2,328,121)	$(4,582,452)

For the three months period ended June 30, 2013
	MHDD Retrofit	Air Testing	Unallocated	Total
Revenue	$3,105,196	$184,307	$-	$3,289,503
Net loss	$(1,592,915)	$(287,573)	$(2,071,278)	$(3,951,766)

As of June 30, 2013
	MHDD Retrofit	Air Testing	Unallocated	Total
Total assets	$4,904,410	$1,417,512	$2,400,693	$8,722,615
Property, plant and equipment
under construction	$-	$122,827	$-	$122,827
Property, plant and equipment	$433,108	$1,168,935	$-	$1,602,043
Accounts receivable	$990,229	$55,465	$-	$1,045,694
Inventories	$2,966,343	$7,222	$-	$2,973,565
Patents	$42,000	$-	$-	$42,000

For the six months period ended June 30, 2012
	MHDD Retrofit	Air Testing	Unallocated	Total
Revenue	$4,464,541	$411,164	$-	$4,875,705
Net loss	$(324,884)	$(450,135)	$90,751	$(684,268)

For the three months period ended June 30, 2012
	MHDD Retrofit	Air Testing	Unallocated	Total
Revenue	$2,083,458	$260,645	$-	$2,344,103
Net (loss) income	$422,006	$63,109	$(743,312)	$(258,197)

As of December 31, 2012
	MHDD Retrofit	Air Testing	Unallocated	Total
Total assets	$3,614,649	$1,776,344	$14,125	$5,405,118
Property, plant and equipment
under construction	$1,399	$349,032	$-	$350,431
Property, plant and equipment	$205,135	$1,177,518	$-	$1,382,653
Accounts receivable	$1,203,355	$118,965	$-	$1,322,320
Inventories	$1,952,276	$10,002	$-	$1,962,278

All of the Company’s revenue for the six and three month periods ended June 30, 2013 and 2012 was derived from the United States. Net property, plant and equipment (including property, plant and equipment under construction) located outside of the United States are less than 10% of total assets at June 30, 2013 and 2012.

F18

NOTE 18 - LOSS PER SHARE

Potential common shares of 538 related to ESW's outstanding stock options and 0 shares related to ESW's outstanding warrants, were excluded from the computation of diluted loss per share for the six and three month period ended June 30, 2013 because the inclusion of these shares would be anti-dilutive. We have also excluded 62,500 common shares that would be issuable based on an exercise price of $80 per share related to the senior secured convertible promissory notes, as well as the additional shares issuable if the holders elect to convert interest or if the conversion option derivative liability is triggered by a future financing, from the computation of diluted loss per share as their effect would be anti-dilutive.

Potential common shares of 712 related to ESW's outstanding stock options and 772 shares related to ESW's outstanding warrants, were excluded from the computation of diluted loss per share for the six and three month period ended June 30, 2012 because the inclusion of these shares would be anti-dilutive.

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

Accounts Receivable and Concentrations of Credit Risk: The Company performs on-going credit evaluations of its customers' financial condition and generally does not require collateral from its customers. Three of its customers accounted for 26.8%, 14.5% and 10.1%, respectively, of the Company's revenue during the six month period ended June 30, 2013 and 36.3%, 27.1% and 6.1%, respectively, of its accounts receivable as of June 30, 2013.

Three of its customers accounted for 19.5%, 11.4% and 10.6%, respectively, of the Company's revenue during the six month period ended June 30, 2012 and 26.9%, 21.0% and 13.1%, respectively, of its accounts receivable as of June 30, 2012.

For the six month period ended June 30, 2013, the Company purchased approximately 13.4% and 11.1% of its inventory from two vendors. For the six month period ended June 30, 2012, the Company purchased approximately 20.1% and 15.1% of its inventory from two vendors. The accounts payable to these vendors aggregated $466,433 and $334,575 as of June 30, 2013 and 2012, respectively.

NOTE 20 - SUBSEQUENT EVENTS

CHANGES IN MANAGEMENT

On August 1, 2013, Environmental Solutions Worldwide, Inc. (the “Company”) appointed Brian Webster to the position of Chief Operating Officer.  The terms of Mr. Webster’s employment were not materially amended in connection with this appointment. Virendra Kumar, the Company’s previous Vice President of Operations, was promoted to Chief Commercial Officer on August 1, 2013.  Concurrently on August 1, 2013, Frank Haas’s title was changed from Chief Regulatory and Technology Officer of the Company to Director of Engineering.

CHANGES IN AGREEMENTS

On August 1, 2013, the Company's Board ratified a change to the compensation terms under Services Agreement between the Company and Orchard Capital Corporation. Compensation under the agreement was increased to $430,000 from $300,000 per annum effective August 1, 2013.

CHANGES IN EXECUTIVE COMPENSATION

On August 1, 2013, upon the recommendation of the Compensation Committee the Company's Board ratified a change to the compensation for the Chief Commercial Officer and Chief Financial Officer. Compensation for both positions was increased to $180,000 from $150,000 per annum effective August 1, 2013. For 2013 the Non-equity incentive plan opportunity was ratified at $65,000 for the two positions, non-equity incentive compensation is calculated by assigning 70% weight to quantitative financial goals (35% to each of revenue and EBITDA) and 30% to non-quantitative goals.

F19

CHANGES IN BOARD COMPENSATION

On August 1, 2013, the Company's Board ratified a change to the board fee composition. The Chairman of the Audit Committee and Chairman of the Compensation Committee each earn a fee equated to $70,000 per annum, the board approved amendment to the payout of the fees with up to $36,000 paid in cash ($3,000 per month), and $34,000 paid in restricted stock at $80 per share with a 3 year vesting period. For other board members (excluding Executive Chairman, Chairman of the Audit Committee, and Chairman of the Compensation Committee), each board member earns a fee of $40,000 per annum, the board approved amendment to the payout of the fees with up to $20,000 per annum, payable in cash at the board members election, and the remaining portion in stock issued at $80 per share, with a three year vesting period from the time of issuance.

On August 1, 2013, the Company's Board approved a one-time issuance to each board member (excluding Executive Chairman) 500 shares of restricted stock, with 167 shares vested at the time of issuance and with a remaining 2 years vesting period from the time of issuance. The shares are related to compensation for 2012 restricted stock issuance that was not completed in 2012.

F20

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with ESW's consolidated condensed financial statements and Notes thereto included elsewhere in this Report.

This Form 10-Q contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of ESW's business. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. ESW undertakes no obligation to publicly release any modifications or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, ESW cautions investors that actual financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, ESW. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. This report should be read in conjunction with ESW's Annual Report on Form 10-K, for the year ended December 31, 2012 as filed with the Securities and Exchange Commission.

GENERAL OVERVIEW

Environmental Solutions Worldwide Inc. ("we," "us," "ESW" or the "Company") is a publicly traded company engaged through its wholly-owned subsidiaries ESW Canada Inc. (“ESWC”), ESW America Inc. (“ESWA”), Technology Fabricators Inc. (“TFI”), ESW CleanTech Inc (“ESWCT”) and ESW Technologies Inc. (“ESWT”), (together the "ESW Group® of Companies") in the design, development, manufacture and sale of emission technologies and services. ESW is currently focused on the medium and heavy duty diesel engine market for on-road and off-road vehicles as well as the utility engine, mining, marine, locomotive and military industries. ESW also offers engine and after treatment emissions verification testing and certification services.

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

In 2013, ESW is executing on the following items to succeed in its business strategy:

•	Deliver value derived from the purchase of the Cleaire assets.
•	Increase the revenue and margin opportunities from its on-road and off-road retrofit product lines by identifying and focusing resources on its “sweet-spots”.
•	Expand its North American distribution network and increase its “share of wallet” with the funding agencies by becoming the supplier of choice of emissions compliance solutions to the market.
•	Seek complementary partnerships that provide growth opportunities for its core businesses.
•	Invest in new product and process technologies to broaden its array of products available to distributors and end-users.
•	Act as a trusted emissions solution provider to regulators and clients.
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

ESW continues to focus on optimizing the Company's operations around its "sweet spots" and capturing a greater market share in the catalytic converter retrofit and emissions testing markets whilst ensuring steps towards profitable growth. The key factors that are in ESW's favor are: (a) continued regulatory push for emissions reductions in the United States, (b) funding available from public agencies, (c) market-leading Level III active catalytic converter technologies and an established distribution network in North America, and (d) CARB and EPA certification and verification capable emissions and durability testing services.

ESW believes that it can improve and achieve profitability and grow its business by continuing to pursue the following strategy:

•       Focus on delivering controlled growth to its shareholders.

  Provide integrated solutions to the emissions market by leveraging its product development, testing and certification services, and distribution and post-sale services capabilities.
  Center the Company's sales strategy around identified “sweet-spots” that will allow manufacturing efficiency gains and optimized resource allocation.

•        Educate the end customers and regulatory agencies about the technology as a supplier of choice emissions compliance solutions in the market.

•      Enhance customer service functions.

•      Work with vendors to optimize ESW's material buys and lead times.

•      Constantly review operations, processes and products under a Continuous Improvement / Performance Based culture.

With this growth strategy in focus, ESW had entered into an asset purchase agreement with the acting receiver for Cleaire. Cleaire was engaged in the design, development and manufacturing of retrofit emission control systems for diesel engines. On April 18, 2013, the Court issued the sale order to consummate the transactions contemplated by the Asset Purchase Agreement for a purchase price of $1.4 million plus a portion of gross profit realized on a certain purchase order.

Upon the completion of the Asset Purchase Agreement and in accordance with FASB ASC 805 Business Combinations, the Company determined that the above noted Asset Purchase Agreement transaction does not constitute a business combination, and accordingly has accounted for the transaction as an asset acquisition.

Effective April 18, 2013 the Company established a new wholly owned Subsidiary, ESWCT, a Delaware corporation, which houses the assets purchased from Cleaire. ESWCT will operate out of San Diego, California.

On May 17, 2013, ESW received notification from California Air Resource Board (“CARB”) that ESWCT has met the requirements under Verification Procedure, Warranty, and In-Use Compliance Requirements for In-Use Strategies to Control Emissions from Diesel Engines, and the verifications of the LongMile-S™ and Horizon™ products have been transferred to ESWCT from Cleaire. On June 18, 2013, CARB notified ESW that the verifications of the Vista™ and Longview™ products have been transferred to ESWCT form Cleaire.

Effective June 7, 2013, ESWCT entered into a commercial real estate lease with Trepte Industrial Park, Ltd., a California limited partnership. ESWCT leased approximately 18,000 square feet of commercial property located in San Diego, California, for housing ESWCT manufacturing and diesel particulate filter cleaning operations. The Lease has a 37-month lease term (commencing on July 1, 2013), with an option to extend the lease term for two additional 36-month periods. The current base rent under the Lease is $15,300 per month. ESWCT operations in San Diego California will currently produce the LongMile-S™, Horizon™, Vista™ and Longview™, in the longer term both locations in Pennsylvania and California will be synergized and be used to produce all products or related components.

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

ESW is currently pursuing regulatory verifications of the ThermaCat-e, Phoenix™ and Skyline™ Level III Plus Diesel Particulate Filter System for off-road engines. ESW is also pursuing the verification of two other passive off road level III products.

ESW believes that with the current and additional verification of products, ESW covers a significant portion of the market and gives ESW the competitive advantage to be the trusted supplier of emissions compliance solution in retrofit market.

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

In the first quarter of 2013, ESW experienced a seasonal reduction in demand for its ThermaCat, in addition to a growth in market demand for passive-regeneration retrofit products. Additionally, the shutdown of Cleaire’s operations in January 2013 created a level of uncertainty in the retrofit market further affecting sales of the ThermaCat. In the second quarter of 2013 ThermaCat sales improved primarily due to seasonality and increased enforcement action by CARB.

Our ESW America Air Testing business revenue has remained consistent in the first half of 2013 as compared to the same period in 2012.  ESWA contributed a total of $401,021 of revenue during the first half of 2013.

During the first half of 2013 ESW entered into a senior secured convertible loan facility of $5 million with certain shareholders of the Company.  As of June 30, 2013 the loan facility has been fully funded. Proceeds of the Loan have funded and will fund the purchase of the Cleaire assets, working capital, planned capital investments and other general corporate purposes.

On January 23, 2013, ESW’s Board of Directors approved a one-for-two thousand reverse split of the Company’s common stock. Upon the completion of the reverse stock split, which was effective on May 24, 2013, there was no change to the Company’s authorized shares of common stock, which remained 250,000,000 shares, par value $0.001 per share. Issued and outstanding common stock was reduced from 228,213,173 shares to approximately 113,464 shares.

COMPARISON OF THE SIX MONTH PERIOD ENDED JUNE 30, 2013 TO THE SIX MONTH PERIOD ENDED JUNE 30, 2012

RESULTS OF OPERATIONS

The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the MD&A included in ESW's Annual Report on Form 10-K, for the year ended December 31, 2012. Revenues for the six month period ended June 30, 2013, decreased by 2.7 percent, to $4,745,345 from $4,875,705 for the comparable period in 2012. The decrease in revenue is related to reduced sales of military product in 2013 versus prior year, the growth in market demand for passive-regeneration retrofit products in the first half of 2013, and uncertainty in the retrofit market with the shutdown of Cleaire’s operations.

Cost of revenue as a percentage of revenues for the six month period ended June 30, 2013 was 104.4 percent compared to 65.6 percent for the six month period ended June 30, 2012. Cost of revenue for the period ended June 30, 2013 increased by $1,753,889 or 54.8 percent. The primary reason for the increase in the cost of revenue during the six month period ended June 30, 2013 was the inclusion of an estimated one-time warranty charge of $1,000,000 related to the assumption of warranties for legacy Cleaire products in the field as well as an additional one-time warranty charge of $504,900 related to potential one-off warranty expenses associated with the ThermaCat. ESW also recorded a one-time write down on inventory amounting to $230,002 relating to obsolete inventory in ESWCT which was included in the cost of revenue. Consequently, gross margin for the six month period ended June 30, 2013 was negative 4.4 percent compared to 34.4 percent for the six month period ended June 30, 2012.

Marketing, office and general expenses for the six month period ended June 30, 2013 increased 14.6 percent to $2,137,526 from $1,865,510 for the same period in 2012. The increase is primarily due to: (a) increase in factory expense of $173,994 mainly resulting from setup expenses for ESWCT, (b) an increase in general administration expenses of $97,303 primarily due to increased business insurance expenses and ESWCT related expenses, (c) increase in administration salaries and wages of $144,112 mainly attributed to start of operations for ESWCT, and (d) increase in investor relation costs of $195,982 related to costs in connection with corporate actions including the 2000:1 reverse split. The increases were offset by (a) decrease in customer service, sales and marketing and wages and selling expenses of $273,310 mainly related to a 2012 bad debt provision which was not incurred in 2013, and (b) decrease in facility expenses of $66,065 resulting from rent and cost savings related to the release of the Canadian facility in 2012.

Officers’ compensation and directors’ fees for the six month period ended June 30, 2013 increased by $124,116, or 39.8 percent, to $435,707 from $311,591 for six month period ended June 30, 2012. The increase is mainly related to stock based compensation expense incurred on issuance of shares of restricted common stock to a member of the Company’s Board.

Research and development ("R&D") expenses for the six month period ended June 30, 2013 decreased by $73,707, or 23.4 percent, to $240,611 versus the six month period ended June 30, 2012. The primary driver of R&D expenses for the six month period ended June 30, 2013 was related to ESW's pursuit of the verification expansion of its Level III product and transfer of verifications for new products related to ESWCT. ESW benefitted during the first six month period of 2013 from research and development tax credits amounting to $40,946. During six month period ended June 30, 2012 there was no grant funding or tax credit to offset R&D cost.

Consulting and professional fees for the six month period ended June 30, 2013 increased by $143,886, or 106.1 percent, to $279,499 from $135,613 for six month period ended June 30, 2012. The increase is mainly due to legal and consulting fees in connection with corporate actions including the setup of the ESWCT subsidiary and acquisition of certain assets from Cleaire.

Depreciation and amortization expense for the six month period ended June 30, 2013 decreased by $2,539, or 2.2 percent to $112,578 from $115,117 for the six month period ended June 30, 2012.

Foreign exchange loss for the six month period ended June 30, 2013, was $11,180 as compared to a loss of $43,043 for the six month period ended June 30, 2012. This is a result of the fluctuation in the exchange rate of the Canadian Dollar to the United States Dollar.

Impairment loss for the six month period ended June 30, 2013 was $0. For the six month period ended June 30, 2012, ESW had valued the impairment loss at $28,945 for the balance of the office equipment, furniture and fixtures of ESW Canada Inc. The former landlord of the Canadian property terminated the lease for the facility as of May 1, 2012.

Loss from operations for the six month period ended June 30, 2013 increased by $2,287,213 to $3,425,381 from $1,138,168 for the six month period ended June 30, 2012. ESW’s loss from operations for the six month period ended June 30, 2013 included the following non-cash items: a one-time warranty provision of $1,504,900, depreciation expenses of $339,019, loss on write down of inventory of $230,002 and stock based compensation expense of $172,951.  In addition, loss from operations was higher in the six month period ended June 30, 2013 as compared to June 30, 2012 due to expenses related to the set-up of ESWCT operations in San Diego.

Effective February 3, 2012 ESW’s wholly-owned non-operational subsidiary BBL Technologies Inc., (“BBL”) filed for bankruptcy in the Province of Ontario, Canada. Due to the insolvency of BBL, the redeemable Class A special shares were cancelled and the Company recorded a $453,900 gain on the consolidated condensed statement of operations and comprehensive loss.

During the six month period ended June 30, 2013, the Company recorded the following costs and gain related to a senior secured convertible loan facility:

•	$71,311	-	Interest on notes payable to related parties
•	$46,437	-	Debt related discount amortization
•	$1,038,323	-	Loss on convertible derivative

No costs related to financing and debt transactions were incurred in the six month period ended June 30, 2012.

COMPARISON OF THE THREE MONTH PERIOD ENDED JUNE 30, 2013 TO THE THREE MONTH PERIOD ENDED JUNE 30, 2012

RESULTS OF OPERATIONS

The following management's discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the MD&A included in ESW's Annual Report on Form 10-K, for the year ended December 31, 2012.

Revenues for the three month period ended June 30, 2013, increased by 40.3 percent, to $3,289,503 from $2,344,103 for the comparable period in 2012. In the second quarter of 2013, sales of the ThermaCat significantly rose relative to a slow first quarter.

Cost of revenue as a percentage of revenues for the three month period ended June 30, 2013 was 117.5 percent compared to 62.1 percent for the three month period ended June 30, 2012. Cost of revenue for the period ended June 30, 2013 increased by $2,407,970 or 165.3 percent. The primary reason for the increase in the cost of revenue during the three month period ended June 30, 2013 was the inclusion of an estimated one-time warranty charge of $1,504,900 related to the assumption of warranties for legacy Cleaire products in the field as well as potential one-off warranty expenses associated with the ThermaCat. ESW also recorded a one-time write down on inventory amounting to $230,002 which was included in the cost of revenue. Consequently, gross margin for the three month period ended June 30, 2013 was negative 17.5 percent compared to 37.9 percent for the three month period ended June 30, 2012.

Marketing, office and general expenses for the three month period ended June 30, 2013 increased 103.0 percent to $1,370,131 from $675,060 for the same period in 2012. The increase is primarily due to: (a) increase in factory expense of $208,141 mainly resulting from setup expenses for ESWCT, (b) increase in general administration expenses of $193,411 primarily due to the increased business insurance expenses and ESWCT related expenses, (c) increase in administration salaries and wages of $135,937 mainly attributed to start of operations for ESWCT, (d) increase in investor relation costs of $76,548 related to costs in connection with corporate actions, (e) increase in customer service, sales and marketing and wages and selling expenses of $2,458, and (f) increase in facility expenses of $78,576 resulting from rent expenses for ESWCT.

Officers’ compensation and directors’ fees for the three month period ended June 30, 2013 decreased by $23,990, or 15.5 percent, to $130,494 from $154,484 for the three month period ended June 30, 2012.

Research and development ("R&D") expenses for the three month period ended June 30, 2013 decreased by $26,899, or 14.5 percent, to $158,871 versus $185,770 for the three month period ended June 30, 2012. The primary driver of R&D expenses for the three month period ended June 30, 2013 was related to ESW's pursuit of the verification expansion of its Level III product and transfer of verifications for new products related to ESW CleanTech Inc. During the three month period ended June 30, 2013 and 2012 there was no grant funding or tax credit to offset R&D cost.

Consulting and professional fees for the three month period ended June 30, 2013 increased by $132,753, or 166.7 percent, to $212,382 from $79,629 for the three month period ended June 30, 2012. The increase is mainly due to legal and consulting fees in connection with corporate actions including the setup of the ESWCT subsidiary and acquisition of certain assets from Cleaire.

Depreciation and amortization expense for the three month period ended June 30, 2013 increased by $18,523, or 47.6 percent to $57,458 from $38,935 for the three month period ended June 30, 2012.

Foreign exchange loss for the three month period ended June 30, 2013, was $3,068 as compared to a loss of $11,612 for the three month period ended June 30, 2012. This is a result of the fluctuation in the exchange rate of the Canadian Dollar to the United States Dollar.

Loss from operations for the three month period ended June 30, 2013 increased by $2,249,484, to $2,507,681 from $258,197 for the three month period ended June 30, 2012. ESW’s loss from operations for the three month period ended June 30, 2013 included the following non-cash items: a one-time warranty provision of $1,504,900, depreciation expenses of $168,418 and loss on write down of inventory of $230,002. In addition loss from operations was higher in the three month period ended June 30, 2013 as compared to June 30, 2012 due to expenses related to the set-up of ESWCT operations in San Diego.

During the three month period ended June 30, 2013, the Company recorded the following costs and gain related to a senior secured convertible loan facility:

•	$68,811	-	Interest on notes payable to related parties
•	$44,381	-	Debt related discount amortization
•	$1,330,893	-	Loss on convertible derivative

No costs related to financing and debt transactions were incurred in the six month period ended June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

ESW's principal sources of operating capital have been the proceeds from its various financing transactions. During the six month period ended June 30, 2013, the Company used $2,244,937 of cash to sustain operating activities compared with $1,005,746 for the six month period ended June 30, 2012. As of June 30, 2013 and 2012, the Company had cash and cash equivalents of $2,550,537 and $78,556, respectively.

Net cash used in operating activities for the six month period ended June 30, 2013 amounted to $2,244,937. This amount was attributable to the net loss of $4,582,452, plus non-cash expenses such as depreciation, stock based compensation, conversion option derivative liability, discount on promissory notes payable, warranty provisions and others of $3,403,943, less a decrease in net operating assets and liabilities of $1,066,428.

Net cash used in operating activities for the six month period ended June 30, 2012 amounted to $1,005,746. This amount was attributable to the net loss of $684,268, plus non-cash expenses such as stock based compensation, gain on deconsolidation of BBL and others of $231,734, less a decrease in net operating assets and liabilities of $553,212.

Net cash used in investing activities was $372,805 for the six month period ended June 30, 2013, as compared to $292,869 used in investing activities for the six month period ended June 30, 2012.

Net cash provided by financing activities totaled $4,914,281 through a loan payable repayment of $34,204 in principal and $5,000,000 proceeds from notes payable to related parties and re-purchase of common stock of $51,515 for the six month period ended June 30, 2013, as opposed to net cash provided by financing activities of $273,522 for the six month period ended June 30, 2012. In the prior year period of 2012, $280,787 was provided from proceeds of a loan payable, $6,024 used in loan payable principal repayment and $1,241 was used for repayment under capital lease obligation.

ESW operates in a capital intensive and highly regulated industry, where a long lead time to bring new products into market is considered normal. ESW continues to invest in research and development to improve its technologies and bring them to the point where its customers have a high confidence level to purchase our products.

During the six month period ended June 30, 2013 and in 2012, ESW did not produce sufficient cash from operations to support its expenditures, prior and current financings supported the Company's operations during the period. ESW's principal use of liquidity relates to the Company's working capital needs and to finance any further capital expenditures or tooling needed for production and/or its testing facilities.

ESW anticipates certain capital expenditures during the remainder of 2013 related to the general operation of its business as well as to upgrade the Air Testing Services facilities in Montgomeryville, Pennsylvania according to a board approved capital expenditure plan.

Overall, capital adequacy is monitored on an ongoing basis by our management and reviewed quarterly by the Board of Directors. The Company has sustained recurring operating losses. As of June 30, 2013, the Company had an accumulated deficit of $59,092,830 and cash and cash equivalents of $2,550,537. ESW’s history of losses and the current prevailing economic conditions all create uncertainty in the operating results and, accordingly, there is no assurance that the Company will be successful in generating sufficient cash flow from operations or achieving profitability in the near future. The Company may require additional financing to fund its continuing operations and planned capital investments.

DEBT STRUCTURE

At June 30, 2013, ESW had $6,523,688 (December 31, 2012 - $473,133) of debt on the consolidated condensed balance sheet, of this amount $69,966 (December 31, 2012 - $68,926) is repayable in the next 12 months.

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

On March 22, 2013, the Company entered into a note subscription agreement and a security agreement and issued senior secured five (5) year convertible promissory notes (collectively the “Loan Agreements”) to Black Family Partners LP, John J. Hannan, Orchard Investments, LLC and Richard Ressler (each individually a “Senior Secured Lender” or “Holder” and collectively the “Senior Secured Lenders” or “Holders”) who are current shareholders and may be deemed affiliates of the Company. The Loan Agreements are a part of a senior secured convertible loan facility of up to $5 million (the “Senior Secured Loan Facility”) wherein the Senior Secured Lenders agreed that at any time prior to March 22, 2014, upon approval of the Company’s board of directors, additional closings can take place for up to the $5 million of the facility in which each Holder will be required to purchase additional Notes allocated among the Holders as agreed to in the Loan Agreements (each a “Subsequent Closing” or “Subsequent Closings”).The Loan Agreements and the Senior Secured Loan Facility were approved by the independent directors of the Company.

Pursuant to the Loan Agreements, the Senior Secured Lenders made loans to the Company in the principal aggregate amount of $5 million (the “Loan”), subject to the terms and conditions set forth in the Loan Agreements and represented by senior secured convertible promissory notes (the “Notes”), dated March 22, 2013, April 23, 2013 and June 27, 2013.

Proceeds of the Loan were directed at the purchase of the Cleaire assets, as well as to fund working capital, planned capital investments and other general corporate purposes of the Company and/or its subsidiaries.

The Notes are secured by a lien on and a security interest in all assets of the following wholly owned subsidiaries of the Company: Technology Fabricators, Inc., ESW America, Inc., ESW CleanTech Inc., and ESW Technologies, Inc., excluding certain collateral subject to pre-existing liens. The Notes bear interest at a rate of 10% per annum compounded quarterly. Interest is payable semi-annually in arrears in cash and at the Company’s election, during the term of the Notes, up to two accrued and unpaid semi-annual interest payments can be payable in the form of the Company’s common stock, $0.001, par value (the “Common Stock”) valued at the lesser of $80, subject to adjustment (the “Conversion Price”) or the market value of the Company’s Common Stock with interest payments commencing September 30, 2013. At the option of the holders of the Notes representing a majority of the then-outstanding principal balance of the Notes, all principal, and interest amounts then outstanding under all of the Notes may be exchanged for shares of the Company’s Common Stock at the Conversion Price. The Conversion Price is subject to anti-dilution adjustment in the event the Company at any time while the Notes are outstanding issues equity securities including Common Stock or any security convertible or exchangeable for shares of Common Stock for no consideration or for consideration less than $80 a share. The anti-dilution protection excludes shares of Common Stock issuable upon the exercise of options or other securities granted to directors, officers, bona fide consultants and employees of the Company issued pursuant to a board approved option or incentive plan or stock, warrants or other securities issued to a bank or other financial institution in connection.

As a part of the Senior Secured Loan Facility, the Company further agreed to conduct a rights offering to all of its holders of Common Stock, offering all such holders the right to purchase up to their pro-rata Company ownership amount of senior secured five (5) year convertible promissory notes that will be similar to the Notes (the “Rights Offering”).

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

On June 7, 2013, the Company's wholly-owned subsidiary, ESWCT, entered into a commercial real estate lease with Trepte Industrial Park, Ltd., a California limited partnership, pursuant to which ESWCT leased approximately 18,000 square feet of commercial property located in San Diego, California, from the Lessor to be used primarily for housing ESWCT’s manufacturing and diesel particulate filter cleaning operations. The Lease provides for a 37-month lease term (commencing July 1, 2013), subject to ESWCT’s option to extend the lease term for two additional 36-month periods. The current base rent under the Lease is $15,300 per month. Concurrently with the signing of the Lease and pursuant to the terms thereof, ESWCT paid to the Lessor an amount equal to $155,600, which amount reflects the first month’s base rent, the security deposit, the funding required for improvements done by the Lessor at ESWCT’s request, and pre-paid rent. The amount will be credited against monthly base rent payable by ESWCT beginning in January 2014 and each month thereafter, provided that ESWCT shall not have defaulted under the Lease.

The following is a summary of the minimum annual lease payments for the Pennsylvania and San Diego leases:

Year Ending December 31,	Amount
2013 (excluding the six months ended June 30, 2013)	$182,295
2014	242,344
2015	372,935
2016	279,799
2017	180,990
2018	30,165
Total	$1,288,528

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

The Company is pursuing a lawsuit in New York for collection of unpaid invoices related to goods delivered to a former distributor. The Company was notified of a revised claim filed in the Ontario, Canada Superior Court of Justice on a dispute with a past vendor of ESWC, this claim was previously deemed settled, due to inaction by the vendor. That motion is pending: the Court has not ruled upon it. The Company cannot predict the outcome of this matter at this time.

The Company is also exposed to contingencies on its various warranty programs related to the products produced by TFI and ESWCT. The Company has recorded a provision for these as disclosed in Note 2; however, the actual amount of loss could be materially different.

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

In the consolidated condensed statements of operations and comprehensive loss for the six month period ended June 30, 2013, ESW has recognized a translation loss of $11,180 as compared to a loss of $43,043 for the six month period ended June 30, 2012. For the three month period ended June 30, 2013 and 2012, ESW has recognized a translation loss of $3,068 and $11,612 respectively, the losses are a result of exchange rate differences between the U.S. dollar and the Canadian dollar.

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

CONCLUSIONS

Based on our evaluation, the EC and CFO concluded that the registrant's disclosures, controls and procedures are effective to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(c) CHANGES IN INTERNAL CONTROLS

Not applicable.

PART II OTHER INFORMATION

ITEM 1A. RISK FACTORS

In evaluating an investment in our common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2012, as well as the information contained in this report and our other reports and registration statements filed with the Securities and Exchange Commission.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBITS:

3.1

Articles of Amendment to the Articles of Incorporation of Environmental Solutions Worldwide, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 24, 2013)

4.1

Form of Senior Secured Promissory Note issued on April 23, 2013 by Environmental Solutions Worldwide, Inc. in favor of the Senior Secured Lenders (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 29, 2013)

4.2

Form of Senior Secured Promissory Note issued on June 27, 2013 by Environmental Solutions Worldwide, Inc. in favor of the Senior Secured Lenders (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 1, 2013)

10.1

Asset Purchase Agreement, dated April 1, 2013, by and between David P. Stapleton, as the receiver for Cleaire Advanced Emission Controls, LLC, and Environmental Solutions Worldwide, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013)

31.1	Certification of Executive Chairman pursuant to the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Temporary Hardship Exemption Provided by Rule 201

101.ins*	XBRL Instance

101.xsd*	XBRL Schema

101.cal*	XBRL Calculation

101.def*	XBRL Definition

101.lab*	XBRL Label

101.pre*	XBRL Presentation

* To be furnished by amendment per Temporary Hardship Exemption under Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: AUGUST 19, 2013
Montgomeryville, PA, USA

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.

BY: /S/ MARK YUNG
MARK YUNG
EXECUTIVE CHAIRMAN

/S/ PRAVEEN NAIR
PRAVEEN NAIR
CHIEF FINANCIAL OFFICER