Form 10-Q/A
period 2013-06-30
ENVIRONMENTAL SOLUTIONS WORLDWIDE INC
filed 2013-08-21
CIK 1082278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Amendment No 1 to

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

EXPLANATORY NOTE

Environmental Solutions Worldwide, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment No. 1”) to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 (the "Form 10-Q"), which was originally filed with the Securities and Exchange Commission on August 19, 2013.

This Amendment No. 1 is being filed to correct an error in the reporting of Work-in-process in Note 6- Inventory on Page F11. Specifically, the Work-in-process for the period ended June 30, 2013 amounted to $2,272,100, rather than $2,502,102 (as originally disclosed in the Form 10-Q). The correction affects only the amount of Work-in-process in the table appearing on Note 6 – Inventory, on page F11 of this Amendment No. 1. This Amendment No. 1 also corrects a typographical error in the sentence appearing below the table in Note 6. In addition, this Amendment No. 1 furnishes Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q (as amended) formatted in XBRL (eXtensible Business Reporting Language).

Except for the items mentioned above, this Amendment No. 1 does not amend the Company’s previously filed Form 10-Q.  This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and (except as set forth above) does not modify or update in any way disclosures made in the original Form 10-Q. This Amendment No. 1 should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the filing of the previously filed Form 10-Q, including any amendments to those filings.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

The Company's Executive Chairman and Principal Financial Officer are providing currently dated certifications in connection with this Amendment on Form 10-Q/A; the certifications are filed as Exhibits 31.1, 31.2, 32.1 and 32.2.

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

F10

NOTE 6 - INVENTORY

Inventory consists of:

	June 30,	December 31,
Inventory	2013	2012
Raw materials	$862,368	$914,310
Work-in-process	2,272,100	1,234,375
Finished goods	46,535	28,660
Parts	45,035	37,406
	3,226,038	2,214,751
Less: reserve for inventory obsolescence	(252,473)	(252,473)
Total	$2,973,565	$1,962,278

During the six and three month period ended June 30, 2013, ESW recorded a write down on inventory amounting to $230,002 relating to obsolete inventory in ESWCT which was included in the cost of revenue.  (Six and three month period ended June 30, 2012 - $0)

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

31.1*	Certification of Executive Chairman pursuant to the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Temporary Hardship Exemption Provided by Rule 201

101.ins*	XBRL Instance

101.xsd*	XBRL Schema

101.cal*	XBRL Calculation

101.def*	XBRL Definition

101.lab*	XBRL Label

101.pre*	XBRL Presentation

* Furnished herewith..

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: AUGUST 21, 2013
Montgomeryville, PA, USA

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.

BY: /S/ MARK YUNG
MARK YUNG
EXECUTIVE CHAIRMAN

/S/ PRAVEEN NAIR
PRAVEEN NAIR
CHIEF FINANCIAL OFFICER