Form 10-Q
period 2013-09-30
ENVIRONMENTAL SOLUTIONS WORLDWIDE INC
filed 2013-11-14
CIK 1082278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

for the quarterly period ended - September 30, 2013

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

Tel: (215) 699-0730

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES [X] NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [] NO [X]

There were 121,464 shares of the registrant’s Common Stock outstanding as of November 14, 2013 (after giving effect to the one-for-two thousand reverse stock split effected on May 24, 2013).

INDEX	DESCRIPTION	PAGE NO.

	PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Condensed Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012	F2

	Consolidated Condensed Statements of Operations and Comprehensive (Loss) / Income for the Nine and Three Month Periods Ended September 30, 2013 and 2012 (unaudited)	F3

	Consolidated Condensed Statement of Changes in Stockholders’ Equity for the Nine Month Period Ended September 30, 2013 (unaudited)	F4

	Consolidated Condensed Statements of Cash Flows for the Nine Month Periods Ended September 30, 2013 and 2012 (unaudited)	F5

	Notes to Consolidated Condensed Financial Statements (unaudited)	F6-F21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	11

Item 4.	Controls and Procedures	12

	PART II. OTHER INFORMATION
Item 1A.	RISK FACTORS	13
Item 5.	OTHER INFORMATION	13
Item 6.	EXHIBITS	14
	SIGNATURES	15

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2013	2012
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents (Note 5)	$ 2,782,759	$ 253,998
Accounts receivable, net of allowance
for doubtful accounts of $221,212 (2012 - $221,212) (Note 2)	1,424,981	1,322,320
Inventory, net of reserve of $252,473 (2012 - $252,473)(Note 6)	3,337,037	1,962,278
Prepaid expenses and sundry assets (Note 16)	473,767	133,438
Total current assets	8,018,544	3,672,034

Property, plant and equipment under construction (Note 7)	329,840	350,431

Property, plant and equipment, net of accumulated
depreciation of $3,194,911 (2012 - $2,735,691) (Note 7)	1,581,400	1,382,653

Patents and trademarks, net of accumulated
amortization of $2,100 (Note 2 and 3)	39,900	-

	$ 9,969,684	$ 5,405,118

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities
Accounts payable (Note 15)	$ 1,485,475	$ 1,457,091
Accrued liabilities (Note 15)	869,932	344,288
Warranty provision (Note 2)	1,717,019	143,564
Customer deposits	113,210	73,078
Current portion of loan payable (Note 9)	70,492	68,926
Total current liabilities	4,256,128	2,086,947

Long-term liabilities
Promissory notes payable (Note 10)	2,054,461	-
Conversion option derivative liability (Note 11)	1,125,775	-
Loan payable (Note 9)	351,141	404,207

Total long-term liabilities	3,531,377	404,207

Total liabilities	7,787,505	2,491,154

Commitments and Contingencies (Note 16)

Stockholders’ Equity (Notes 13 and 14)
Common stock, $0.001 par value, 250,000,000
shares authorized; 113,464 (2012 - 112,049)
shares issued and outstanding	113	112
Additional paid-in capital	57,201,483	57,080,047
Accumulated other comprehensive income	344,183	344,183
Accumulated deficit	(55,363,600)	(54,510,378)

Total stockholders’ equity	2,182,179	2,913,964

	$ 9,969,684	$ 5,405,118

Going concern ( Note 1)
Subsequent events (Note 20)

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.
F2

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) / INCOME
FOR THE NINE AND THREE MONTH PERIODS ENDED SEPTEMBER 30,
(UNAUDITED)

	NINE MONTH PERIOD ENDED SEPTEMBER 30,		THREE MONTH PERIOD ENDED SEPTEMBER 30,
	2013	2012	2013	2012

Revenue	$ 10,242,470	$ 7,669,063	$ 5,497,125	$ 2,793,358

Cost of revenue (Notes 2, 6 and 7)	7,734,451	5,002,206	2,780,826	1,802,470

Gross profit	2,508,019	2,666,857	2,716,299	990,888

Operating expenses
Marketing, office and general expenses	3,359,067	2,548,309	1,221,541	682,799
Officers’ compensation and directors’ fees (Note 15)	605,658	473,006	169,951	161,415
Research and development costs (Note 2 and 7)	455,235	477,582	214,624	163,264
Consulting and professional fees	401,132	177,946	121,633	42,333
Depreciation and amortization (Note 7)	177,944	152,726	65,366	37,609
Foreign exchange (gain) / loss	(18,030)	63,698	(29,210)	20,655
Loss on impairment of property, plant and equipment, net (Note 7)	-	29,984	-	1,039

	4,981,006	3,923,251	1,763,905	1,109,114

(Loss) / income from operations	(2,472,987)	(1,256,394)	952,394	(118,226)

Gain on deconsolidation of subsidiary (Note 8)	-	453,900	-	-
Interest on promissory notes payable (Notes 10 and 15)	(200,000)	-	(127,689)	-
Accretion of discount on promissory notes payable (Note 10)	(133,563)	-	(87,126)	-
Change in fair value of conversion option derivative liability (Note 11)	1,953,328	-	2,991,651	-

Net and comprehensive (loss) / income	$ (853,222)	$ (802,494)	$ 3,729,230	$ (118,226)

Net (loss) / earnings per share (Note 18)
Basic	$ (7.55)	$ (7.31)	$ 32.87	$ (1.08)
Fully diluted	$ (7.55)	$ (7.31)	$ 5.41	$ (1.08)

Weighted average number of shares outstanding (basic and diluted)
Basic	112,948	109,725	113,464	109,725
Fully diluted	112,948	109,725	176,139	109,725
The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.
F3

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2013
(UNAUDITED)
				Accumulated		Total
	Common Stock		Additional	Other Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Paid-In Capital	Income	Deficit	Equity

Balance, January 1, 2013	112,049	$ 112	$ 57,080,047	$ 344,183	$(54,510,378)	$ 2,913,964

Net loss	-	-	-	-	(853,222)	(853,222)

Stock-based compensation (Note 13 and 14)	2,057	2	172,951	-	-	172,953

Repurchase of common stock (Note 2)	(642)	(1)	(51,515)	-	-	(51,516)
Balance September 30, 2013	113,464	$ 113	$ 57,201,483	$ 344,183	$(55,363,600)	$ 2,182,179
The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.
F4

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30,
	2013	2012
	(Unaudited)	(Unaudited)
Net and comprehensive loss	$ (853,222)	$ (802,494)

Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation of property, plant and equipment and amortization of patents	461,351	414,782
Loss on impairment of property, plant and equipment	-	29,984
Interest on promissory notes payable	200,000	-
Amortization of discount on promissory notes payable	133,563	-
Change in fair value of conversion option derivative liability	(1,953,328)	-
Stock-based compensation	172,953	62,127
Allowance for doubtful accounts	-	213,810
Warranty provision	1,573,455	49,183
Reserve on inventory obsolescence	-	252,473
Loss on disposal of inventory	195,929	-
Gain on deconsolidation of subsidiary	-	(453,900)

	783,923	568,459

Decrease in cash flows from operating
activities resulting from changes in:
Accounts receivable	(102,661)	207,177
Inventory	(1,570,688)	(264,940)
Prepaid expenses and sundry assets	(340,329)	132,283
Accounts payable and accrued liabilities	354,030	(94,571)
Customer deposits	40,132	3,000

	(1,619,516)	(17,051)

Net cash used in operating activities	(1,688,815)	(251,086)

Investing activities:
Proceeds from sale of property, plant and equipment	-	13,828
Acquisition of patent and trademarks	(42,000)	-
Acquisition of property, plant and equipment	(349,176)	(192,518)
Addition to property, plant and equipment under construction	(288,231)	(379,194)

Net cash used in investing activities	(679,407)	(557,884)

Financing activities:
Proceeds from notes payable to related parties	5,000,000	-
Payment for fractional shares	(51,516)	-
Proceeds of loan payable	-	280,787
Repayment of loan payable	(51,501)	(15,116)
Repayment of capital lease obligation	-	(1,241)

Net cash provided by financing activities	4,896,983	264,430

Net change in cash and equivalents	2,528,761	(544,540)

Cash and cash equivalents, beginning of period	253,998	1,103,649

Cash and cash equivalents, end of period	$ 2,782,759	$ 559,109
Supplemental disclosures:
Cash interest paid	$ 10,133	$ 3,434
Property, plant and equipment included in accounts payable	$ 42,550	$ -
The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.
F5

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - NATURE OF BUSINESS AND GOING CONCERN

Environmental Solutions Worldwide, Inc. (the “Company” or “ESW”) through its wholly-owned subsidiaries is engaged in the design, development, manufacturing and sales of emissions control technologies. ESW also provides emissions testing and environmental certification services with its primary focus on the North American on-road and off-road diesel engine, chassis and after-treatment market. ESW currently manufactures and markets a line of catalytic emission control and enabling technologies for a number of applications focused on the medium and heavy duty diesel (“MHDD”) retrofit market.

The unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplates continuation of the Company as a going concern. The Company has sustained recurring operating losses. As of September 30, 2013, the Company had an accumulated deficit of $55,363,600 and has cash and cash equivalents of $2,782,759. The Company during the three month period ended September 30, 2013 generated Income from Operations of $952,394; however, ESW’s history of losses and the current prevailing economic conditions create uncertainty in the operating results and, accordingly, there is no assurance that the Company will be successful in generating sufficient cash flow from operations or achieving profitability in the near future. As a result, there is substantial doubt regarding the Company’s ability to continue as a going concern. The Company may require additional financing to fund its continuing operations and planned capital investments. The Company’s ability to continue as a going concern is dependent on achieving and maintaining a profitable level of operations.

Effective March 22, 2013, the Company entered into a note subscription agreement, a security agreement and issued senior secured five (5) year convertible promissory notes (collectively the “Notes”) to certain shareholders (the “Senior Secured Lenders”). Pursuant to the Loan Agreements, the Senior Secured Lenders made initial loans to the Company in the principal aggregate amount of $1.4 million on March 22, 2013 (Note 10).

On April 23, 2013 and June 27, 2013, the Company issued additional Notes in the aggregate principal amount $3,600,000 to the Senior Secured Lenders, which represented the last drawdown of the $5 million loan facility (Note 10).  The additional Notes were issued on terms substantially similar to the terms set forth in the Notes previously issued on March 22, 2013. Proceeds from the additional Notes are being used by the Company and its subsidiaries to fund the acquisition of assets from Cleaire Advanced Emission Controls, LLC (“Cleaire”) (Note 3), working capital, planned capital investments and other general corporate purposes.

The unaudited consolidated condensed financial statements do not include any adjustments relating to the recoverability and classification of the recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. All adjustments, consisting only of normal recurring items, considered necessary for fair presentation have been included in these unaudited consolidated condensed financial statements. These unaudited consolidated condensed financial statements have been prepared on the same basis as the annual financial statements and should be read in conjunction with those annual financial statements filed on Form 10-K for the year ended December 31, 2012.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

BASIS OF CONSOLIDATION

The unaudited consolidated condensed financial statements include the accounts of the Company and its wholly-owned subsidiaries, ESW America Inc. (“ESWA”), ESW Technologies Inc. (“ESWT”), ESW Canada Inc. (“ESWC”), ESW CleanTech Inc. (“ESWCT”) and Technology Fabricators Inc. (“TFI”). All inter-company transactions and balances have been eliminated on consolidation. Amounts in the unaudited consolidated condensed financial statements are expressed in U.S. dollars.

On April 18, 2013, ESW formed ESWCT, a wholly owned subsidiary. ESWCT, a Delaware corporation, is the entity that houses ESW’s San Diego manufacturing operations. ESWCT is located 7706 Trade Street, San Diego, CA, 92121.

REVERSE STOCK-SPLIT

On May 24, 2013, ESW affected a one-for-two thousand reverse stock split of its common stock. As a result all outstanding common stock, and per share amounts contained in the unaudited consolidated condensed financial statements and related notes have been retroactively adjusted to reflect this reverse stock-split for all periods presented. No fractional shares were issued resulting in a decrease to the outstanding shares on a post-split basis. In lieu of fractional shares, holders were paid cash equal to the number of shares of common stock held by any such holder immediately prior to the reverse stock split that were not combined into whole shares, multiplied by the fair market value of one pre-reverse stock split share.  In lieu of issuing fractional shares, the Company paid holders cash in aggregate of $51,516 (Note 13).

F6

ESTIMATES

The preparation of unaudited consolidated condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited consolidated condensed financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Significant estimates include amounts for inventory valuation, elements of an asset acquisition as of the date of acquisition, impairment of and useful lives of property plant and equipment, and the valuation of the stock-based compensation, conversion option derivative liability and warranty provisions.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is estimated and recorded based on management’s assessment of the credit history with the customer and the current relationships with them. On this basis management has determined that an allowance for doubtful accounts of $221,212 was appropriate as of both September 30, 2013 and December 31, 2012, respectively.

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company follows the Accounting Standards Codification (“ASC”) Topic 360, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the assets’ carrying amounts may not be recoverable. In performing the review for recoverability, if future undiscounted cash flows (excluding interest charges) from the use and ultimate disposition of the assets are less than their carrying values, an impairment loss represented by the difference between its fair value and carrying value, is recognized. Properties held for sale are recorded at the lower of the carrying amount or the expected sales price less costs to sell. Management reviewed certain assets for impairment in the first quarter of 2012 (see Note 7 for details).

PATENTS AND TRADEMARKS

Patents and trademarks are measured at the cost incurred to acquire them from an independent third party (see Note 3). Topic 350-20, Goodwill, and 350-30, General Intangibles Other than Goodwill, in the Accounting Standards Codification (“ASC”) requires intangible assets with a finite life be tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated discounted cash flow used in determining the fair value of the asset. Future impairment tests for patents and trademarks will be performed annually in the fiscal fourth quarter, or sooner if warranted.

Patents and trademarks were acquired as part of the Cleaire asset acquisition (Note 3) and are being amortized on a straight-line basis over their estimated useful lives of five years. For the period ended September 30, 2013 and 2012, patents and trademarks amount to $39,900 and $0 respectively. Amortization expense was $2,100 for the nine and three month periods ended September 30, 2013 (September 30, 2012 - $0).

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

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term nature. Per ASC Topic 820 framework these are considered Level 2 inputs where inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets or liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

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

The Company also derives revenue (approximately 4.8% and 7.9% of total revenue during the nine month period ended September 30, 2013 and 2012, respectively) from providing air testing and environmental certification services. Revenues are recognized upon delivery of testing services when persuasive evidence of an arrangement exists and collection of the related receivable is reasonably assured.

F8

LOSS/EARNINGS PER SHARE OF COMMON STOCK

Loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents are excluded from the computation of diluted loss per share when their effect is anti-dilutive.

Basic and diluted earnings per share have been determined by dividing the consolidated net earnings available to shareholders for the applicable period by the basic and diluted weighted average number of shares outstanding, respectively. The diluted weighted average number of shares outstanding is calculated as if all dilutive options and restricted stock grants had been exercised or vested at the later of the beginning of the reporting period or date of grant, using the treasury stock method. The dilutive effect of convertible notes has been reflected in diluted weighted average number of shares using the if-converted method.

INCOME TAXES

Income taxes are computed in accordance with the provisions of ASC Topic 740, which requires, among other things, a liability approach to calculating deferred income taxes. The Company recognizes deferred tax liabilities and assets for the expected future tax consequences of events that have been recognized in its financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement carrying amounts and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. The Company is required to make certain estimates and judgments about the application of tax law, the expected resolution of uncertain tax positions and other matters. In the event that uncertain tax positions are resolved for amounts different than the Company’s estimates, or the related statutes of limitations expire without the assessment of additional income taxes, the Company will be required to adjust the amounts of the related assets and liabilities in the period in which such events occur. Such adjustments may have a material impact on ESW’s income tax provision and results of operations.

SHIPPING AND HANDLING COSTS

The Company’s shipping and handling costs of $97,301 and $74,145 are included in cost of revenues for the nine month periods ended September 30, 2013 and 2012, respectively. For the three month periods ended September 30, 2013 and 2012 shipping and handling costs amounted to $49,024 and $27,084, respectively. Additionally, the Company has recorded recoveries of these costs amounting to $69,709 and $59,324, which are included in revenues for the nine month periods ended September 30, 2013 and 2012, respectively. For the three month periods ended September 30, 2013 and 2012 shipping and handling revenues amounted to, $29,332 and $23,327, respectively.

RESEARCH AND DEVELOPMENT

The Company is engaged in research and development work. Research and development costs are charged as operating expense of the Company as incurred. Any grant money received for research and development work is used to offset these expenditures. For the nine month periods ended September 30, 2013 and 2012, the Company expensed $455,235 and $ 477,582, net of grant revenues, respectively, towards research and development costs. For the three month periods ended September 30, 2013 and 2012, the Company expensed $214,624 and $163,264, net of grant revenues, respectively, towards research and development costs. For the nine month periods ended September 30, 2013 and 2012, gross research and development expense, excluding any offsetting grant revenues, amounted to $496,181 and $ 477,582, respectively, and grant revenues amounted to $40,946 and $0, respectively. For the three month periods ended September 30, 2013 and 2012, grant revenues amounted to $0.

FOREIGN CURRENCY TRANSLATION

The functional currency of the Company and its foreign subsidiaries is the U.S. dollar. All of the Company’s revenue and materials purchased from suppliers are denominated in, or linked to, the U.S. dollar. Transactions denominated in currencies other than the functional currency are converted to the functional currency on the transaction date, and any resulting assets or liabilities are further translated at each reporting date and at settlement. Gains and losses recognized upon such translations are included within foreign exchange gain (loss) in the unaudited consolidated condensed statements of operations and comprehensive (loss) / income.

PRODUCT WARRANTIES

The Company provides for estimated warranty costs at the time of sale and accrues for specific items at the time their existence is known and the amounts are determinable. The Company estimates warranty costs using standard quantitative measures based on industry warranty claim experience and evaluation of specific customer warranty issues. The Company currently estimates warranty costs as 2% of revenue for on-road products and, effective July 1, 2013, the Company revised its warranty accrual for off-road products to 4% of revenue from the prior warranty accrual estimate of 2% of revenue. ESW has estimated a one-time charge of $1,000,000 related to its assumption of warranties for legacy Cleaire products in the field. ESW has also estimated a one-time warranty charge of $504,900 associated with certain verification procedures relating to the ThermaCat. The actual amount of loss associated with such assumption of warranties and/or verification procedures, however, could be materially different.  Both of these warranty charges are based on the estimated number of operational units, average remaining warranty life and cost of warrantable failure. These amounts, as well as the on-road and off-road provision have been included in the warranty provision of $1,717,019 as of September 30, 2013.

F9

As of September 30, 2013 and December 31, 2012, $1,717,019 and $143,564, respectively, were accrued as warranty provisions on the unaudited consolidated condensed financial statements. For the nine month periods ended September 30, 2013 and 2012, the total warranty, service, service travel and installation costs included in cost of revenue were $1,687,128 and $216,745, respectively. For the three month periods ended September 30, 2013 and 2012, the total warranty, service, service travel and installation costs included in cost of revenue were $105,294 and $74,311 respectively.

SEGMENT REPORTING

ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, establishes standards for the way that public business enterprises report information about operating segments in the Company’s unaudited consolidated condensed financial statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. ESW operates in two reportable segments; medium and heavy duty diesel retrofit operations and air testing services (see Note 17). ESW’s chief operating decision maker is the Company’s Executive Chairman.

COMPARATIVE FIGURES

Certain immaterial 2012 figures have been reclassified to conform to the current unaudited consolidated condensed financial statement presentation.

NOTE 3 – ASSET ACQUISITION

On April 18, 2013, ESW through a new wholly owned subsidiary ESWCT, completed the transactions contemplated by the Asset Purchase Agreement, dated April 1, 2013 with David P. Stapleton (the “Receiver”), as the receiver for Cleaire, a Delaware limited liability company.  Prior to shutdown of its operations in January 2013, Cleaire was engaged in the design, development and manufacturing of retrofit emission control systems for diesel engines. Subject to the terms and conditions of the asset purchase agreement, the Company was selected as (and agreed to act as) the “stalking horse bidder” to buy certain of Cleaire’s assets for a purchase price of $1.4 million plus a portion of gross profit realized on a certain purchase order. The purchased assets included inventory, machinery and equipment and patents and trademarks.

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

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying unaudited consolidated condensed financial statements.

NOTE 5 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and highly liquid investments purchased with original maturities of generally 90 days or less at the date of purchase. At September 30, 2013 and December 31, 2012, all of the Company’s cash and cash equivalents consisted of cash.

F10

NOTE 6 - INVENTORY

Inventory consists of:

	September 30,	December 31,
Inventory	2013	2012
Raw materials	$2,163,670	$914,310
Work-in-process	1,403,054	1,234,375
Finished goods	-	28,660
Parts	22,786	37,406
	3,589,510	2,214,751
Less: reserve for inventory obsolescence	(252,473)	(252,473)
Total	$3,337,037	$1,962,278

During the nine and three month periods ended September 30, 2013, ESW recorded a write down on inventory amounting to $195,929 relating to obsolete inventory of ESWCT that was sold as scrap, this amount is included in the cost of revenue. (Nine and three month period ended September 30, 2012 - $0)

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	September 30,	December 31,
Classification	2013	2012
Plant, machinery and equipment	$3,576,101	$3,164,175
Office equipment	136,977	75,572
Furniture and fixtures	1,063	2,893
Vehicles	17,038	-
Leasehold improvements	1,045,132	875,704
	4,776,311	4,118,344

Less: accumulated depreciation	(3,194,911)	(2,735,691)
	$1,581,400	$1,382,653

Depreciation and amortization expense recognized in the unaudited consolidated condensed statements of operations and comprehensive (loss) / income was included in the following captions:

	For the nine months periods ended
	September 30,	September 30,
Depreciation Expense	2013	2012
Depreciation expense included in cost of revenue	$280,366	$262,056
Depreciation expense included in operating expenses	177,944	152,726
Depreciation expense included in research and development costs	3,041	-
Total depreciation expense	$461,351	$414,782

	For the three month periods ended
	September 30,	September 30,
Depreciation Expense	2013	2012
Depreciation expense included in cost of revenue	$56,966	$82,369
Depreciation expense included in operating expenses	65,366	37,609
Total depreciation expense	$122,332	$119,978

At September 30, 2013 and December 31, 2012, the Company had $329,840 and $350,431, respectively, of customized equipment under construction.

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

The details of impairment losses recognized are summarized in the following table:

	For the nine month period ended
Asset grouping	September 30, 2013	September 30, 2012
Furniture & fixtures (Abandonment)	$ -	$ 1,864
Office equipment (Abandonment)	-	2,207
Computer hardware (Abandonment)	-	19,131
Computer software (Abandonment)	-	20,610
Total impairment loss recognized	-	43,812

Gain on disposal of plant and equipment	-	(13,828)
Total impairment loss recognized	$ -	$29,984

For the three month periods ended September 30, 2013 and 2012 impairment losses recognized was $0 and $1,039, respectively.

NOTE 8 – GAIN ON DECONSOLIDATION OF SUBSIDIARY

Effective February 3, 2012 BBL Technologies Inc. (“BBL”), a non-operating subsidiary, filed for bankruptcy in the Province of Ontario, Canada. At the time of filing, BBL had no assets but had issued and outstanding redeemable Class A special shares. The Company did not provide any guarantee in relation to these redeemable Class A special shares. As a result of BBL’s filing for bankruptcy, the Company lost its control over BBL and has deconsolidated BBL from the unaudited consolidated condensed financial statements on the filing date. The Company recorded a $453,900 gain in the unaudited consolidated condensed statement of operations and comprehensive loss for the nine month period ended September 30, 2012, upon deconsolidation of BBL.

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

As of September 30, 2013 and December 31, 2012, the loan payable amounted to $421,633 and $473,133, respectively.

For the nine month periods ended September 30, 2013 and 2012, the Company paid interest amounting to $10,133 and $3,434 on the loan and also repaid principal in the amount of $51,501 and $15,116, respectively. For the three month periods ended September 30, 2013 and 2012, the Company paid interest amounting to $3,219 and $2,038 on the loan and also repaid principal in the amount of $17,252 and $9,092, respectively. Interest expense is included under Marketing, office and general expenses in the unaudited consolidated condensed statement of operations and comprehensive (loss) / income.

As at September 30, 2013, $70,492 (December 31, 2012 - $68,926) of the loan is repayable in the next 12 months with the remaining $351,141 (December 31, 2012 - $404,207) repayable thereafter.

F12

Principal on the loan is repayable as follows:

Year Ending December 31,	Amount
2013 (excluding 9 months ended September 30, 2013)	$ 17,425
2014	71,022
2015	73,182
2016	75,408
Thereafter	184,596
Total	$421,633

NOTE 10 – SENIOR SECURED CONVERTIBLE PROMISSORY NOTES

On March 22, 2013, the Company entered into a note subscription agreement, a security agreement (the “Agreements”) and issued senior secured convertible promissory notes (the “Notes”) to four accredited investors who are currently shareholders (the “Holders”) and may be deemed affiliates of the Company (Note 15). Pursuant to the Agreements and Notes, the Holders made initial loans of $1,400,000 to the Company.

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

	Nine months ended September 30, 2013		Year ended December 31, 2012
Face value of March 22, 2013 notes payable	$1,400,000	$
Face value of April 23, 2013 notes payable	1,600,000
Face value of June 27, 2013 notes payable	2,000,000		-
Total face value of promissory notes payable	5,000,000
Discount on promissory notes payable	(3,079,102)		-
Accretion of discount on promissory notes payable	133,563		-
	$2,054,461		$-

During the nine month periods ended September 30, 2013 and 2012, accretion of discount on promissory notes payable amounted to $133,563 and $0, respectively. During the three month periods ended September 30, 2013 and 2012, accretion of discount on promissory notes payable amounted to $87,126 and $0, respectively.

During the nine month periods ended September 30, 2013 and 2012, interest expense on the Notes amounted to $200,000 and $0, respectively. During the three month periods ended September 30, 2013 and 2012, interest expense on Notes amounted to $127,689 and $0, respectively.

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

The Company’s conversion option derivative liability for the $1.4 million Notes was measured at fair value at March 22, 2013 and subsequently at September 30, 2013 using a binomial model. The Company’s conversion option derivative liability for the $1.6 million Notes was measured at fair value at April 23, 2013 and September 30, 2013 using a binomial model. The Company’s conversion option derivative liability for the $2 million Notes was measured at fair value at June 27, 2013 and September 30, 2013 using a binomial model.

Since the Conversion Price contains an anti-dilution adjustment, the probability that the Conversion Price of the Notes would decrease as the share price decreased was incorporated into the valuation calculation.

The inputs into the binomial model are as follows:

	March 22, 2013	April 23, 2013	June 27, 2013	September 30, 2013
Closing share price	$40	$54	$80	$25
Conversion price	$80	$80	$80	$80
Risk free rate	0.80%	0.71%	1.38%	1.39%
Expected volatility	110%	126%	114%	122%
Dividend yield	0%	0%	0%	0%
Expected life	5 years	4.92 years	4.75 years	4.50 years

The fair value of the conversion option derivative liability was $1,125,775 at September 30, 2013 and $0 at December 31, 2012. The change in the fair value of the conversion option derivative liability of $1,953,328 was recorded as a gain in the unaudited consolidated condensed statement of operations for the nine months ended September 30, 2013. The change in the fair value of the conversion option derivative liability of $2,991,651 was recorded as a gain in the unaudited consolidated condensed statement of operations for the three months ended September 30, 2013.

	Nine months ended September 30, 2013	Year ended December 31, 2012
Beginning balance: Conversion option derivative liability	$-	$-
Origination of conversion option derivative liability on March 22, 2013	526,810	-
Gain on change in fair value of conversion option derivative liability	(292,570)	-
Origination of conversion option derivative liability on April 23, 2013	905,569	-
Origination of conversion option derivative liability on June 27, 2013	1,646,723	-
Loss on change in fair value of conversion option derivative liability, June 30, 2013	1,330,894	-
Gain on change in fair value of conversion option derivative liability, September 30, 2013	(2,991,651)	-
Ending balance: Conversion option derivative liability on September 30, 2013	$1,125,775	$-

NOTE 12 - INCOME TAXES

The Company calculates its income tax expense by estimating the annual effective tax rate and applying that rate to the year-to-date ordinary income at the end of the period. The Company records a tax valuation allowance when it is more likely than not that it will not be able to recover the value of its deferred tax assets. As of September 30, 2013 and 2012, the Company calculated its estimated annualized effective tax rate at 0%, for both the United States and Canada. The Company had no income tax expense on its $853,222 pre-tax loss for the nine months ended September 30, 2013. The Company recognized no income tax expense based on its $802,494 pre-tax loss for the nine months ended September 30, 2012.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest accrued on uncertain tax positions as well as interest received from favorable tax settlements within interest expense. The Company recognizes penalties accrued on unrecognized tax benefits within general and administrative expenses. As of September 30, 2013 and 2012, the Company had no uncertain tax positions.

F14

The Company does not anticipate any significant changes to the total amounts of unrecognized tax benefits in the next twelve months. In many cases the Company’s uncertain tax positions are related to tax years that remain subject to examination by tax authorities. The following describes the open tax years, by major tax jurisdiction, as of September 30, 2013:

United States – Federal	2009 – present
United States – State	2009 – present
Canada – Federal	2010 – present
Canada – Provincial	2010 – present

NOTE 13 - STOCKHOLDERS’ EQUITY

Effective November 6, 2011, the Company’s board of directors (the “Board”), on the recommendation of its compensation committee, approved restricted stock grants to seven Board members under the 2010 stock incentive plan. As per the terms of the grant each of the seven Board members will receive 75 shares vesting in equal parts on December 31, 2011, December 31, 2012 and December 31, 2013 subject to the execution of the requisite grant agreements. Stock-based compensation expense will be recorded based on the vesting terms of the grants. Of the vested shares 350 restricted shares of common stock have been issued as of September 30, 2013.

Effective December 10, 2012, the Board, on the recommendation of its compensation committee, approved a one-time grant of 4,114 shares of restricted common stock from treasury to a member of the Company’s Board for services rendered as Executive Chairman, 2,057 shares of which were issued upon the date of grant, and 2,057 shares of which were issued on February 28, 2013 (Note 15). The shares of common stock were issued from treasury not under the Company’s 2010 stock incentive plan.

Shares of restricted common stock issued above were valued at the quoted market price on the dates of grant. During the nine month periods ended September 30, 2013 and 2012, $152,245 and $0, respectively, has been recorded in officers’ compensation and directors’ fees in the unaudited consolidated condensed statements of operations and comprehensive (loss) / income for the fair value of each grant of restricted common stock. These amounts along with stock option expense (Note 14) have been included as stock-based compensation in the unaudited consolidated condensed statement of changes in stockholders equity.

NOTE 14 - STOCK OPTIONS AND RESTRICTED STOCK PLAN

STOCK OPTION

 A summary of option transactions, including those granted pursuant to the terms of certain employment and other agreements is as follows:

	Stock	Weighted
	Purchase	Average
Details	Options	Exercise Price
OUTSTANDING, JANUARY 1, 2012	1,788	$1,200
Expired	(1,200)	(1,300)
OUTSTANDING, DECEMBER 31, 2012	588	$1,000
Expired	(175)	(957)
OUTSTANDING, SEPTEMBER 30, 2013	413	$1,010

At September 30, 2013 and December 31, 2012, the outstanding options have a weighted average remaining life of 22 months and 23 months, respectively. No stock options were granted during the nine month periods ended September 30, 2013 and 2012.

The Black-Scholes option-pricing model used by the Company to calculate options and warrant values was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company’s stock purchase options and warrants. The model also requires highly subjective assumptions, including future stock price volatility and expected time until exercise, which greatly affect the calculated values.

During the nine month period ended September 30, 2013 and 2012, $20,708 and $62,127 respectively, of stock option expense has been recorded in officers’ compensation and directors’ fees in the unaudited consolidated condensed statements of operations and comprehensive (loss) / income. At September 30, 2013, the Company had outstanding options as follows:

Number of	Exercise
Options	Price	Expiration Date
300	$1,300	April 15, 2015
113	$240	June 30, 2016
413

F15

RESTRICTED STOCK PLAN

Effective November 6, 2011, the Board, on the recommendation of its compensation committee, approved restricted stock grants to seven Board members under the 2010 stock incentive plan. As per the terms of the grant, each of the seven Board members received 75 shares vesting in equal parts on December 31, 2011, December 31, 2012 and December 31, 2013 subject to the execution of the requisite grant agreements. Stock-based compensation expense will be recorded as of the vesting terms of the grants. Of these shares, 175 will vest December 31, 2013.

Effective January 12, 2012, the Board, on the recommendation of its compensation committee, approved a management incentive plan which includes a 10% restricted stock pool for management. Key participants of this plan will be executive officers. Secondary participants will include other management and certain other employees. The program provides for 5 year vesting. The equity grants are effective subject to the execution of the requisite grant agreements. Stock-based compensation expense will be recorded as of the vesting terms of the grants, and no grant agreements have been executed to date.

On March 20, 2013, the Company received the written consent of shareholders holding a majority of the outstanding shares of the Company’s common stock on a proposal to approve and adopt the Environmental Solutions Worldwide, Inc. 2013 Stock Plan (the “2013 Stock Plan”). The 2013 Stock Plan replaces the Company’s 2010 Stock Incentive Plan, which replaced the Company’s 2002 Stock Option Plan.  While previously granted awards under the Company’s 2010 Stock Incentive Plan and 2002 Stock Option Plan will remain in effect in accordance with the terms of the individual awards, the 2013 Stock Plan will replace the Company’s 2010 Stock Incentive Plan and 2002 Stock Option Plan for future grants.

Effective August 1, 2013, the Board, on the recommendation of its compensation committee, approved a one-time restricted stock grant to seven Board members under the 2013 stock incentive plan (the “2013 Stock Plan”). This restricted stock issuance will replace a restricted stock issuance that was planned for 2012 but not completed in 2012. As per the terms of the grants, each of the seven Board members will receive 500 shares vesting two-thirds on December 31, 2013 and one-third on December 31, 2014, subject to the execution of the requisite grant agreements. Stock-based compensation expense will be recorded as of the vesting terms of the grants. No grant agreements have been executed to date. Of these shares 2,338 will vest December 31, 2013.

Also effective August 1, 2013, the Board, on the recommendation of its compensation committee, approved additional restricted stock grants to seven Board members under the 2013 stock incentive plan. These grants form a portion of the Board compensation for 2013. Three of the seven Board members will receive 500 shares each, two of the seven Board members will receive 513 shares each and two of the seven Board members will receive 396 shares each. All such grants will vest in equal parts on December 31, 2013, December 31, 2014 and December 31, 2015 subject to the execution of the requisite grant agreements. Stock-based compensation expense will be recorded as of the vesting terms of the grants. No grant agreements have been executed to date. Of these shares 1,107 will vest December 31, 2013.

NOTE 15 - RELATED PARTY TRANSACTIONS

In addition to reimbursement of business expenses, transactions with related parties include:

•                 On April 19, 2011, the Company’s Board ratified a Services Agreement (the “Orchard Agreement”) between the Company and Orchard Capital Corporation (“Orchard”) which was approved by the Company’s Compensation Committee and was effective January 30, 2011. Under the Orchard Agreement, Orchard agreed to provide services that may be mutually agreed to by and between Orchard and the Company including those duties customarily performed by the Chairman of the Board and executive of the Company as well as providing advice and consultation on general corporate matters and other projects as may be assigned by the Company’s Board as needed. Orchard is controlled by Richard Ressler. Certain affiliated entities of Orchard as well as Richard Ressler own shares of the Company. On August 1, 2013, the Company’s Board ratified a change to the compensation terms under Services Agreement between the Company and Orchard Capital Corporation. Compensation under the agreement was increased to $430,000 from $300,000 per annum effective August 1, 2013. During the nine month periods ended September 30, 2013 and 2012, management fees charged to operations amounted to $246,667 and $225,000, respectively. During the three month periods ended September 30, 2013 and 2012, management fees charged to operations amounted to $96,667 and $75,000, respectively. At September 30, 2013, $0 (December 31, 2012 - $75,000) is included in accounts payable and $96,667 (December 31, 2012 - $0) is included in accrued liabilities.

F16

•                 Mr. Nitin Amersey, a director of the Company, is listed as a control person with the Securities and Exchange Commission of Bay City Transfer Agency Registrar Inc., the Company’s transfer agent, and of Freeland Venture Resources Inc., which provides Edgar filing services to the Company. During the nine month periods ended September 30, 2013 and 2012, the Company incurred fees to these entities controlled by Mr. Amersey amounting to $60,794 and $9,896, respectively. During the three month periods ended September 30, 2013 and 2012, the Company incurred fees to these entities amounting to $2,765 and $7,545, respectively. During the nine month period ended September 30, 2013 and 2012 the Company paid Mr. Amersey $23,000 and $22,500, respectively, as fees for services performed as audit committee chairperson. During the three month period ended September 30, 2013 and 2012 the Company paid Mr. Amersey $8,000 and $7,500 respectively as fees. At September 30, 2013, accounts payable includes $14,141 (December 31, 2012 - $0) of the amounts due.

•                 Mr. John Dunlap, a director of the Company, is the President of Dunlap Group, which provides consulting services to the Company related to regulatory and regulatory compliance matters. During the nine month periods ended September 30, 2013 and 2012, the Company paid fees to Dunlap Group amounting to $22,766 and $0, respectively. During the three month period ended September 30, 2013 and 2012, the Company paid fees to Dunlap Group amounting to $1,770 and $0, respectively. During the nine month period ended September 30, 2013 and 2012 the Company paid Mr. Dunlap $23,000 and $22,500, respectively, as fees for services performed as compensation committee chairperson. During the three month period ended September 30, 2013 and 2012 the Company paid Mr. Dunlap $8,000 and $7,500 respectively as fees.

•                  During the nine month period ended September 30, 2013 and 2012 the Company paid each of Mr. John Suydam and Mr. Zohar Loshitzer $1,667 and $0, respectively, as fees for serving as a director of the Company. During the three month period ended September 30, 2013 and 2012 the Company paid each of Mr. John Suydam and Mr. Zohar Loshitzer $1,667 and $0, respectively, as fees.

•                  Effective December 10, 2012, the Board approved a one-time grant of 4,114 shares of restricted common stock from treasury to Mr. Mark Yung, a member of the Company’s Board, for services rendered as Executive Chairman, 2,057 shares of which were issued upon the date of grant, and 2,057 shares of which were issued on February 28, 2013 (Note 13). The issued shares were valued at the quoted market price on the grant date. During the nine month periods ended September 30, 2013 and 2012, $152,245 and $0, respectively, has been recorded in officers’ compensation and directors’ fees in the unaudited condensed consolidated statements of operations and comprehensive (loss) / income for the fair value of each grant of restricted common shares. The shares of common stock were issued from treasury, not under the Company’s 2010 stock incentive plan.

•                 On March 22, 2013, April 23, 2013 and June 27, 2013, the Company issued an aggregate amount of $5,000,000 unsecured convertible promissory notes to certain shareholders and deemed affiliates of certain members of the Board of Directors (Note 10). During the nine month periods ended September 30, 2013 and 2012, interest expense on the Notes amounted to $200,000 and $0, respectively. During the three month periods ended September 30, 2013 and 2012, interest expense on the Notes amounted to $127,689 and $0, respectively.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

LEASES

Effective November 24, 2004, the Company’s wholly-owned subsidiary, ESWA, entered into a lease agreement for approximately 40,220 square feet of leasehold space at 200 Progress Drive, Montgomeryville, Pennsylvania. The leasehold space houses the Company’s emissions testing facilities and ESW’s manufacturing operations. The lease commenced on January 15, 2005. Effective October 16, 2009, the Company’s wholly-owned subsidiary ESWA entered into a lease renewal agreement with Nappen & Associates for the leasehold property in Pennsylvania. There were no modifications to the original economic terms of the lease under the lease renewal agreement. Under the terms of the lease renewal, the lease term was extended to February 28, 2013. Effective September 24, 2012, ESWA entered into a second lease amendment agreement with Nappen & Associates for the leasehold property in Pennsylvania, whereby ESWA extended the term of the lease agreement by an additional 5 years. There were no modifications to the original economic terms of the lease. Under the terms of the second lease renewal, the lease will expire on February 28, 2018.

On June 7, 2013, the Company’s wholly-owned subsidiary, ESWCT, entered into a commercial real estate lease with Trepte Industrial Park, Ltd., a California limited partnership.  ESWCT leased approximately 18,000 square feet of commercial property located in San Diego, California, to be used primarily for housing ESWCT’s manufacturing and diesel particulate filter cleaning operations. The Lease provides for a 37-month lease term (commencing July 1, 2013), with an option exercisable by ESWCT to extend the lease term for two additional 36-month periods. The current base rent under the Lease is $15,300 per month. Concurrently with the signing of the Lease and pursuant to the terms thereof, ESWCT paid to the Lessor an amount equal to $155,600, which amount reflects the first month’s base rent, the security deposit, the funding required for improvements done by the Lessor at ESWCT’s request, and pre-paid rent. The amount will be credited against monthly base rent payable by ESWCT beginning in January 2014 and each month thereafter, provided that ESWCT shall not have defaulted under the Lease.

F17

The following is a summary of the minimum annual lease payments for the Pennsylvania and San Diego leases:

Year Ending December 31,	Amount
2013 (excluding the nine months ended September 30, 2013)	$91,147
2014	242,344
2015	372,935
2016	279,799
2017	180,990
2018	30,165
Total	$1,197,380

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

•        The Company is pursuing a lawsuit in New York for collection of unpaid invoices related to goods delivered to a former distributor.

•        The Company was notified of a revised claim filed in the Ontario, Canada Superior Court of Justice on a dispute with a past vendor of ESW Canada; this claim had previously been deemed settled, due to inaction by the vendor. The revised claim is pending. The Company cannot predict the outcome of this matter at this time.

•        The Company is defending a claim brought against Cleaire by HNT Technology, Inc. (“HNT”), a former vender of Cleaire, on August 20, 2013 in the United States Bankruptcy Court, Northern District of California, San Jose Division (the “Bankruptcy Court”), in which HNT named ESW and ESWCT as co-defendants with Cleaire, alleging that ESWCT is the successor in interest to Cleaire. The complaint alleged that Cleaire had breached an agreement to purchase certain products from HNT.  ESW has entered into an Agreement to Purchase Inventory and Equipment and Settle Litigation (the “Settlement Agreement”) with the trustee (the “Trustee”) of HNT, pursuant to which ESW will purchase the inventory to which the claim relates.  Under the Settlement Agreement, which was approved by the Bankruptcy Court on October 31, 2013, the complaint by HNT will be dismissed and ESW and ESWCT will be released of all claims following ESW’s payment of the purchase price of $30,000 under the Settlement Agreement to the Trustee.  ESW expects to make the purchase price payment to the Trustee on or before November 30, 2013.

WARRANTY PROVISIONS

The Company is also exposed to warranty contingencies associated with certain verification procedures relating to the ThermaCat and to the assumption of warranties for legacy Cleaire products in the field. The Company has recorded a provision for these as disclosed in Note 2 to our quarterly and annual consolidated financial statements for the nine months ended September 30, 2013; however, the actual amount of loss could be materially different.

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

F18

The Company evaluates performance based on several factors, of which the primary financial measure is net income. The accounting policies of the business segments are the same as those described in “Note 2: Summary of Accounting Policies.” No intersegment sales were recorded for the nine month periods ended September 30, 2013 and 2012. The following tables show the operations and certain assets of the Company’s reportable segments:

For the nine months period ended September 30, 2013
	MHDD Retrofit	Air Testing	Unallocated	Total
Revenue	$9,749,652	$492,818	$-	$10,242,470
Net (loss) / income	$(336,606)	$(737,491)	$220,875	$(853,222)

For the three months period ended September 30, 2013
	MHDD Retrofit	Air Testing	Unallocated	Total
Revenue	$5,405,327	$91,798	$-	$5,497,125
Net income / (loss)	$1,433,792	$(253,555)	$2,548,993	$3,729,230

As of September 30, 2013
	MHDD Retrofit	Air Testing	Unallocated	Total
Total assets	$5,922,899	$1,590,237	$2,456,548	$9,969,684
Property, plant and equipment
under construction	$1,570	$328,270	$-	$329,840
Property, plant and equipment	$495,033	$1,086,367	$-	$1,581,400
Accounts receivable	$1,357,196	$67,785	$-	$1,424,981
Inventories	$3,337,037	$-	$-	$3,337,037
Patents	$39,900	$-	$-	$39,900

For the nine months period ended September 30, 2012
	MHDD Retrofit	Air Testing	Unallocated	Total
Revenue	$7,061,464	$607,599	$-	$7,669,063
Net loss	$(12,485)	$(407,628)	$(382,381)	$(802,494)

For the three months period ended September 30, 2012
	MHDD Retrofit	Air Testing	Unallocated	Total
Revenue	$2,596,922	$196,436	$-	$2,793,358
Net (loss) income	$330,400	$42,507	$(491,133)	$(118,226)

As of December 31, 2012
	MHDD Retrofit	Air Testing	Unallocated	Total
Total assets	$3,614,649	$1,776,344	$14,125	$5,405,118
Property, plant and equipment
under construction	$1,399	$349,032	$-	$350,431
Property, plant and equipment	$205,135	$1,177,518	$-	$1,382,653
Accounts receivable	$1,203,355	$118,965	$-	$1,322,320
Inventories	$1,952,276	$10,002	$-	$1,962,278

All of the Company’s revenue for the nine and three month periods ended September 30, 2013 and 2012 was derived from the United States. Net property, plant and equipment (including property, plant and equipment under construction) located outside of the United States are less than 10% of total assets at September 30, 2013 and 2012.

F19

NOTE 18 – LOSS/EARNINGS PER SHARE

LOSS PER SHARE

We have excluded 413 shares of restricted common stock issuable upon exercise of ESW’s outstanding stock options, and 175 shares of restricted stock from the computation of diluted loss per share for the nine month period ended September 30, 2013 as the inclusion of these shares would be anti-dilutive. We have also excluded 62,500 shares of common stock that would be issuable based on an exercise price of $80 per share related to the senior secured convertible promissory notes, as well as the additional shares issuable if the holders elect to convert interest or if the conversion option derivative liability is triggered by a future financing, from the computation of diluted loss per share as their effect would be anti-dilutive.

EARNINGS PER SHARE

We have excluded 413 shares of restricted common stock issuable upon exercise of ESW’s outstanding stock options from the calculation of earnings per share for the three month period ended September 30, 2013, as the exercise price of such options exceeded the average share price for the three month period ended September 30, 2013. The reconciliation of the number of shares used to calculate the diluted earnings per share for the three month period ended September 30, 2013 is estimated as follows:

	NINE MONTH PERIODS ENDED SEPTEMBER 30,		THREE MONTH PERIODS ENDED SEPTEMBER 30,
	2013	2012	2013	2012

Numerator
Net and comprehensive (loss) / income	$ (853,222)	$ (802,494)	$ 3,729,230	$ (118,226)

Interest on promissory notes payable	-	-	127,689	-
Amortization of discount on promissory notes payable	-	-	87,126	-
Change in fair value of conversion option derivative liability	-	-	(2,991,651)	-
	$ (853,222)	$ (802,494)	$ 952,394	$ (118,226)

Denominator
Weighted average number of shares outstanding	112,948	109,725	113,464	109,725
Dilutive effect of :
Stock options	-	-	-	-
Warrants	-	-	-	-
Restricted stock grants	-	-	175	-
Promissory notes payable conversion	-	-	62,500	-
Diluted weighted average shares outstanding	112,948	109,725	176,139	109,725

We have excluded 712 shares of common stock issuable upon exercise of ESW’s outstanding stock options, and 772 shares issuable upon conversion of ESW’s outstanding warrants, from the computation of diluted loss per share for the nine and three month period ended September 30, 2012 as the inclusion of these shares would be anti-dilutive.

NOTE 19 - RISK MANAGEMENT

CONCENTRATIONS OF CREDIT RISK AND ECONOMIC DEPENDENCE

The Company’s cash balances are maintained in various banks in Canada and the United States. Deposits held in banks in the United States are insured up to $250,000 per depositor for each bank by the Federal Deposit Insurance Corporation. Deposits held in banks in Canada are insured up to $100,000 Canadian per depositor for each bank by The Canada Deposit Insurance Corporation, a federal crown corporation. Actual balances at times may exceed these limits.

Accounts Receivable and Concentrations of Credit Risk: The Company performs on-going credit evaluations of its customers’ financial condition and generally does not require collateral from its customers. Two of its customers accounted for 30.2% and 19.0%, respectively, of the Company’s revenue during the nine month period ended September 30, 2013 and 46.2% and 17.2% respectively, of its accounts receivable as of September 30, 2013.

F20

Three of its customers accounted for 26.9%, 20.4% and 8.1%, respectively, of the Company’s revenue during the nine month period ended September 30, 2012 and 33.0%, 17.2% and 15.7%, respectively, of its accounts receivable as of September 30, 2012.

For the nine month period ended September 30, 2013, the Company purchased approximately 15.1% and 10.6% of its inventory from two vendors. For the nine month period ended September 30, 2012, the Company purchased approximately 18.5% and 13.4% of its inventory from two vendors. The accounts payable to these vendors aggregated $546,481 and $548,792 as of September 30, 2013 and 2012, respectively.

NOTE 20 - SUBSEQUENT EVENTS

Effective October 1, 2013 the Company elected to pay and paid interest on the Senior Secured Convertible Promissory Notes in the form of Common stock, as per the terms of the Notes. The Company issued 8,000 shares as interest payment to four note holders for interest accrued up to September 30, 2013 totaling $200,000. The conversion price of the shares was $25 for the interest payment, which was based upon the market value of the Company’s common stock on the date of such payment (determined by calculating the average closing price of the Company’s common stock for the twenty trading days preceding such date). Per the terms of the note interest payments can be paid in the Company’s common stock valued at the lesser of $80 per share, subject to adjustment, or the market value of the Company’s common stock.

Effective October 1, 2013, the Company’s wholly-owned subsidiary, ESWCT, entered into a commercial real estate lease with Marina Bay Crossing, LLC, a California Limited Liability Company, ESWCT leased approximately 1,808 square feet of commercial property located in Richmond, California, to be used primarily for housing ESWCT’s engineering and service operations. The facility also serves as a training facility servicing northern California. The Lease provides for a 12-month lease term (commencing October 1, 2013), with an option exercisable by ESWCT to extend the lease term for one additional 12-month period. The current rent under the Lease is $2,182 per month.

Effective October 4, 2013, the Company registered 20,000 shares of Common Stock (par value $0.001 per share) under a registration statement on Form S-8 that are issuable under the 2013 Stock Plan.

F21

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with ESW’s unaudited consolidated condensed financial statements and Notes thereto included elsewhere in this Report.

This Form 10-Q contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of ESW’s business. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. ESW undertakes no obligation to publicly release any modifications or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, ESW cautions investors that actual financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, ESW. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. This report should be read in conjunction with ESW’s Annual Report on Form 10-K, for the year ended December 31, 2012 as filed with the Securities and Exchange Commission.

GENERAL OVERVIEW

Environmental Solutions Worldwide Inc. (“we,” “us”, “ESW” or the “Company”) is a publicly traded company engaged through its wholly-owned subsidiaries ESW Canada Inc. (“ESWC”), ESW America Inc. (“ESWA”), Technology Fabricators Inc. (“TFI”), ESW CleanTech Inc (“ESWCT”) and ESW Technologies Inc. (“ESWT”), (together the “ESW Group® of Companies”) in the design, development, manufacture and sale of emission technologies and services. ESW is currently focused on the medium and heavy duty diesel engine market for on-road and off-road vehicles as well as the utility engine, mining, marine, locomotive and military industries. ESW also offers engine and after treatment emissions verification testing and certification services.

We were incorporated in the State of Florida in 1987. Our principal executive offices are located at 200 Progress Drive, Montgomeryville, PA, 18936. Our telephone number is (215) 699-0730. Our website is www.eswgroup.com. Information contained on our website does not constitute a part of this 10-Q report.

ESW’s focus is to be a leading player in the environmental emissions market by providing leading-edge catalyst technology for the medium and heavy duty diesel engine market for on-road and off-road vehicles as well as the utility engine, mining, marine, locomotive and military industries.  We also provide best-in-class engine, motorcycle / ATV and vehicle emissions testing services for the heavy duty diesel and natural gas, motorcycle, All Terrain Utility Vehicle and Utility Task Vehicle original equipment manufacturers. The Company’s strategy is centered on identifying and deploying resources against its “sweet-spot” products, where ESW has identified its core competencies and differentiation in the marketplace. ESW’s core geographical focus is North America, and the Company will opportunistically explore business development opportunities in other markets if accretive to the Company in the short term. By focusing financial, human and intellectual capital on ESW’s core competencies and markets, the Company is targeting profitable growth in the short term and value creation for its shareholders over the long term.

In 2013, ESW is executing on the following items to succeed in its business strategy:

•	Deliver value derived from the purchase of the assets of Cleaire Advanced Emission Controls, LLC (“Cleaire”)
•	Increase the revenue and margin opportunities from its on-road and off-road retrofit product lines by identifying and focusing resources on its “sweet-spots”.
•	Expand its North American distribution network and increase its “share of wallet” with the funding agencies by becoming the supplier of choice of emissions compliance solutions to the market.
•	Seek complementary partnerships that provide growth opportunities for its core businesses.
•	Invest in new product and process technologies to broaden its array of products available to distributors and end-users.
•	Act as a trusted emissions solution provider to regulators and clients.
•

Capitalize on ESW America’s unique geographical presence and perform engine emissions verification test protocols to provide value-added services in the testing verification /certification for ESW as well as third party products.

•	Implement a continuous improvement and performance based culture, focused on identifying product design improvements, streamlining processes and optimizing manufacturing capabilities.
•	Focus on delivering exceptional product quality and customer service.

ESW continues to focus on optimizing the Company’s operations around its “sweet spots” and capturing a greater market share in the catalytic converter retrofit and emissions testing markets whilst ensuring steps towards profitable growth. The key factors that are in our favor are: (a) continued regulatory push for emissions reductions in the United States, (b) funding available from public agencies, (c) market-leading Level III Diesel Emission Control technologies and an established distribution network in North America, and (d) CARB and EPA certification and verification capable emissions and durability testing services.

ESW believes that it can improve and achieve profitability and grow its business by continuing to pursue the following strategy:

•	Provide integrated solutions to the emissions market by leveraging its product development, testing and certification services, and distribution and post-sale services capabilities.
•	Center the Company’s sales strategy around identified “sweet-spots” that will allow manufacturing efficiency gains and optimized resource allocation.
•	Become the leading trusted supplier of choice to end customers and regulatory agencies for emissions compliance solutions
•	Enhance customer service functions.
•	Work with vendors to optimize our material buys and lead times.
•	Constantly review operations, processes and products under a Continuous Improvement / Performance Based culture.

As part of this growth strategy, ESW entered into an asset purchase agreement with the acting receiver for Cleaire, a company engaged in the design, development and manufacturing of retrofit emission control systems for diesel engines, on April 1, 2013 (the “Asset Purchase Agreement”). On April 18, 2013, the Court issued the sale order to consummate the transactions contemplated by the Asset Purchase Agreement for a purchase price of $1.4 million plus a portion of gross profit realized on a certain purchase order.

Upon the completion of the transactions contemplated by the Asset Purchase Agreement and in accordance with FASB ASC 805, Business Combinations, the Company determined that the above noted Cleaire transaction does not constitute a business combination, and accordingly has accounted for the transaction as an asset acquisition.

Effective April 18, 2013 the Company established a new wholly owned subsidiary, ESWCT, a Delaware corporation, which houses the assets purchased from Cleaire. ESWCT operates out of San Diego, California.

On May 17, 2013, ESW received notification from California Air Resource Board (“CARB”) that ESWCT has met the requirements under Verification Procedure, Warranty, and In-Use Compliance Requirements for In-Use Strategies to Control Emissions from Diesel Engines, and the verifications of the LongMile-S™ and Horizon™ products have been transferred to ESWCT from Cleaire. On June 18, 2013, CARB notified ESW that the verifications of the Vista™ and Longview™ products have been transferred to ESWCT form Cleaire. On September 10, 2013, CARB notified ESW that the verifications of the Phoenix™ product has been transferred to ESWCT.

Effective June 7, 2013, ESWCT entered into a commercial real estate lease with Trepte Industrial Park, Ltd., a California limited partnership. ESWCT leased approximately 18,000 square feet of commercial property located in San Diego, California, for housing ESWCT manufacturing and diesel particulate filter cleaning operations. The Lease has a 37-month lease term (commencing on July 1, 2013), with an option to extend the lease term for two additional 36-month periods. The current base rent under the Lease is $15,300 per month. ESWCT operations in San Diego California currently produces the LongMile-S™, Horizon™, Vista™, Phoenix™ and Longview™.

Effective October 1, 2013 ESWCT has leased an engineering and service facility in Richmond, California capable of design and development of diesel emission control systems. The facility serves a dual purpose as a service and training facility servicing northern California.

ESW has made significant investments in research and development and obtaining regulatory approvals for its technologies.

ESW’s XtrmCat product designed for locomotive, Tier 0, turbocharged EMD 645 and 710 engines was tested at an EPA recognized facility for certification during March and April 2011 along with the marine product together with a partner company. We are exploring opportunities to obtain certifications for the aforementioned locomotive engines.

ESW is currently pursuing regulatory verifications of the ThermaCat-e and Skyline™ Level III Plus Diesel Particulate Filter System for off-road engines. ESW is also pursuing the verification of two other passive off road level III products.

ESW’s products cover a wide ranging number of on-road EPA Engine families, estimated at 91% of EPA Engine families for model years 1988 to 2006. For off-road, our products cover 71% of EPA Engine families from 5 liter to 15 liters and 47% for EPA Engine families from 3 liter to 15 liters. This allows ESW to offer a one-stop-shop compliance solution for the Level III+ retrofit market for both the on and off road heavy duty diesel markets.

Our diesel emissions control technologies range from active systems (e.g. Horizon®, Vista™), to active-passive systems (ThermaCat), to straight passive systems (LongMile®-S) that offer end users emissions compliance across a broad range of applications and duty cycles in both the on-road and off-road markets.

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

Following a first half of 2013 that was impacted by a slow MHDD retrofit market, as well as by the shutdown of Cleaire’s operations in January 2013, the Company experienced a strong demand for its products in the third quarter of 2013. The improved sales performance resulted primarily from increased regulatory enforcement by CARB in the second and third quarter of 2013 and the upcoming deadlines for compliance with CARB Truck and Bus Regulations. Our ESW America Air Testing business revenue contributed a total of $492,818 of revenue during the nine month period ended September 30, 2013. Testing revenues were lower compared to the same period of 2012 due to weaker demand in the heavy duty diesel OEM market. The ESW America Testing lab capacity was utilized for internal research and development work for the Company’s own products.

During the first half of 2013 ESW entered into a senior secured convertible loan facility of $5 million with certain shareholders of the Company.  As of September 30, 2013 the loan facility has been fully funded. Proceeds of the Loan have funded and will fund the purchase of the Cleaire assets, working capital, planned capital investments and other general corporate purposes.

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

Effective October 4, 2013, the Company registered 20,000 shares of Common Stock (par value $0.001 per share) under Form S-8 that are issuable under the Environmental Solutions Worldwide, Inc. 2013 Stock Plan (the “2013 Stock Plan”). The 2013 Stock Plan replaces the Company’s 2010 Stock Incentive Plan, which replaced the Company’s 2002 Stock Option Plan.  While previously granted awards under the Company’s 2010 Stock Incentive Plan and 2002 Stock Option Plan will remain in effect in accordance with the terms of the individual awards, the 2013 Stock Plan will replace the Company’s 2010 Stock Incentive Plan and 2002 Stock Option Plan for future grants.

COMPARISON OF THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2013 TO THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2012

RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the MD&A included in ESW’s Annual Report on Form 10-K, for the year ended December 31, 2012. Revenues for the nine month period ended September 30, 2013, increased by 33.6 percent, to $10,242,470 from $7,669,063 for the comparable period in 2012. The increase in revenue was due to a strong demand for the ThermaCat as well as for ESWCT’s products. The primary driver for this strong demand was increased regulatory enforcement by CARB in the second and third quarter of 2013 and the upcoming retrofit deadlines for compliance with CARB Truck and Bus Regulations.

Cost of revenue as a percentage of revenues for the nine month period ended September 30, 2013 was 75.5 percent compared to 65.2 percent for the nine month period ended September 30, 2012. Cost of revenue for the period ended September 30, 2013 increased by $2,732,245 or 54.6 percent. The primary reason for the increase in the cost of revenue during the nine month period ended September 30, 2013 was the inclusion of an estimated one-time warranty charge of $1,000,000 related to the assumption of warranties for legacy Cleaire products in the field as well as an additional one-time warranty charge of $504,900 associated with certain verification procedures relating to the ThermaCat (it should be noted, however, that the actual amount of loss associated with such verification procedures could be materially different). ESW also recorded a write down on inventory amounting to $195,929 relating to obsolete inventory in ESWCT which was included in the cost of revenue. Consequently, gross margin for the nine month period ended September 30, 2013 was 24.5 percent compared to 34.8 percent for the nine month period ended September 30, 2012.

Marketing, office and general expenses for the nine month period ended September 30, 2013 increased 31.8 percent to $3,359,067 from $2,548,309 for the same period in 2012. The increase is primarily due to: (a) increase in factory expense of $244,364 mainly resulting from set-up expenses for ESWCT, (b) an increase in general administration expenses of $481,597 primarily due to increased business insurance expenses and ESWCT set-up expenses, (c) increase in administration salaries and wages of $248,798 mainly attributed to start of operations for ESWCT, and (d) increase in investor relation costs of $193,036 related to costs in connection with corporate actions including the 2000:1 reverse split. The increases were offset by (a) decrease in customer service, sales and marketing and wages and selling expenses of $216,872 mainly related to a 2012 bad debt provision which was not incurred in 2013, and (b) decrease in facility expenses of $140,165 resulting from rent and cost savings related to the release of the Canadian facility in 2012.

Officers’ compensation and directors’ fees for the nine month period ended September 30, 2013 increased by $132,652, or 28.0 percent, to $605,658 from $473,006 for the nine month period ended September 30, 2012. The increase is mainly related to stock based compensation expense incurred on issuance of shares of restricted common stock to a member of the Company’s Board.

Research and development (“R&D”) expenses for the nine month period ended September 30, 2013 decreased by $22,347, or 4.7 percent, to $455,235 versus the nine month period ended September 30, 2012. The primary driver of R&D expenses for the nine month period ended September 30, 2013 was related to ESW’s pursuit of the verification expansion of its Level III products and transfer of verifications for new products related to ESWCT. ESW benefitted during the first nine month period of 2013 from research and development tax credits amounting to $40,946. During nine month period ended September 30, 2012 there was no grant funding or tax credit to offset R&D cost.

Consulting and professional fees for the nine month period ended September 30, 2013 increased by $223,186, or 125.4 percent, to $401,132 from $177,946 for the nine month period ended September 30, 2012. The increase is mainly due to legal and consulting fees in connection with corporate actions including the setup of the ESWCT subsidiary and acquisition of certain assets from Cleaire.

Depreciation and amortization expense for the nine month period ended September 30, 2013 increased by $25,218, or 16.5 percent to $177,944 from $152,726 for the nine month period ended September 30, 2012.

Foreign exchange gain for the nine month period ended September 30, 2013, was $18,030 as compared to a loss of $63,698 for the nine month period ended September 30, 2012. This is a result of the fluctuation in the exchange rate of the Canadian Dollar to the United States Dollar.

Impairment loss for the nine month period ended September 30, 2013 was $0. For the nine month period ended September 30, 2012, ESW had valued the impairment loss at $29,984 for the balance of the office equipment, furniture and fixtures of ESW Canada Inc. The former landlord of the Canadian property terminated the lease for the facility as of May 1, 2012.

Loss from operations for the nine month period ended September 30, 2013 increased by $1,216,593 to $2,472,987 from $1,256,394 for the nine month period ended September 30, 2012. ESW’s loss from operations for the nine month period ended September 30, 2013 included the following non-cash items: a total warranty provision of $1,573,455, depreciation and amortization expenses of $461,351, loss on write down of inventory of $195,929 and stock based compensation expense of $172,953.  In addition, loss from operations was higher in the nine month period ended September 30, 2013 as compared to September 30, 2012 due to expenses related to the set-up of ESWCT operations in San Diego, California and the one-off warranty provisions.

Effective February 3, 2012 ESW’s wholly-owned non-operational subsidiary BBL Technologies Inc., (“BBL”) filed for bankruptcy in the Province of Ontario, Canada. Due to the insolvency of BBL, the redeemable Class A special shares were cancelled and the Company recorded a $453,900 gain on the unaudited consolidated condensed statement of operations and comprehensive (loss) / income.

During the nine month period ended September 30, 2013, the Company recorded the following costs and gain related to a senior secured convertible loan facility:

•	$200,000	-	Interest on notes payable to related parties
•	$133,563	-	Debt related discount amortization
•	$1,953,328	-	Gain on convertible derivative

No costs related to financing and debt transactions were incurred in the nine month period ended September 30, 2012.

COMPARISON OF THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2013 TO THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2012

RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the MD&A included in ESW’s Annual Report on Form 10-K, for the year ended December 31, 2012.

Revenues for the three month period ended September 30, 2013, increased by 96.8 percent, to $5,497,125 from $2,793,358 for the comparable period in 2012. In the third quarter of 2013, sales of the ThermaCat remained strong; in addition, the products from ESWCT also generated strong demand. The primary driver for the demand was increased regulatory enforcement by CARB during the quarter and the upcoming retrofit deadlines for compliance with CARB Truck and Bus Regulations.

Cost of revenue as a percentage of revenues for the three month period ended September 30, 2013 was 50.6 percent compared to 64.5 percent for the three month period ended September 30, 2012. Cost of revenue for the period ended September 30, 2013 increased by $978,356 or 54.3 percent. The primary reason for the increase in the cost of revenue during the three month period ended September 30, 2013 was the higher revenue during the period. The gross margin for the three month period ended September 30, 2013 was 49.4 percent compared to 35.5 percent for the three month period ended September 30, 2012. The improved gross margin incorporates a favorable cost of materials resulting from the acquisition of assets from Cleaire.

Marketing, office and general expenses for the three month period ended September 30, 2013 increased 78.9 percent to $1,221,541 from $682,799 for the same period in 2012. The increase is primarily due to: (a) increase in factory expense of $70,370 mainly resulting from set-up expenses for ESWCT, (b) increase in general administration expenses of $384,295 primarily due to the increased business insurance expenses and ESWCT set-up expenses, (c) increase in administration salaries and wages of $104,686 mainly attributed to start of operations for ESWCT, and (d) an increase in customer service, sales and marketing and wages and selling expenses of $56,439 due to an enhanced customer service, sales and marketing team. These increases were offset by decreases in: (a) facility expenses of $74,101 and (b) investor relation costs of $2,947.

Officers’ compensation and directors’ fees for the three month period ended September 30, 2013 increased by $8,536, or 5.3 percent, to $169,951 from $161,415 for the three month period ended September 30, 2012.

Research and development (“R&D”) expenses for the three month period ended September 30, 2013 increased by $51,360, or 31.5 percent, to $214,624 versus $163,264 for the three month period ended September 30, 2012. The primary driver of R&D expenses for the three month period ended September 30, 2013 was related to ESW’s pursuit of the verification expansion of its Level III product and transfer of verifications for new products related to ESWCT. During the three month period ended September 30, 2013 and 2012 there was no grant funding or tax credit to offset R&D cost.

Consulting and professional fees for the three month period ended September 30, 2013 increased by $79,300, or 187.3 percent, to $121,633 from $42,333 for the three month period ended September 30, 2012. The increase is mainly due to legal and consulting fees in connection with corporate actions including the setup of the ESWCT subsidiary and acquisition of certain assets from Cleaire.

Depreciation and amortization expense for the three month period ended September 30, 2013 increased by $27,757, or 73.8 percent to $65,366 from $37,609 for the three month period ended September 30, 2012.

Foreign exchange gain for the three month period ended September 30, 2013, was $29,210 as compared to a loss of $20,655 for the three month period ended September 30, 2012. This is a result of the fluctuation in the exchange rate of the Canadian Dollar to the United States Dollar.

Income from operations for the three month period ended September 30, 2013 was $952,394 compared to a loss of $118,226 for the three month period ended September 30, 2012. ESW’s gain from operations for the three month period ended September 30, 2013 included non- cash depreciation and amortization expenses of $122,332. In addition, the three month period ended September 30, 2013 included expenses related to the set-up of ESWCT operations in San Diego.

During the three month period ended September 30, 2013, the Company recorded the following costs and gain related to a senior secured convertible loan facility:

•	$127,689	-	Interest on notes payable to related parties
•	$87,126	-	Debt related discount amortization
•	$2,991,651	-	Gain on convertible derivative

No costs related to financing and debt transactions were incurred in the nine month period ended September 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Historically ESW’s principal sources of operating capital have been the proceeds from its various financing transactions. During the nine month period ended September 30, 2013, the Company used $1,688,815 of cash to sustain operating activities compared with $251,086 for the nine month period ended September 30, 2012. As of September 30, 2013 and 2012, the Company had cash and cash equivalents of $2,782,759 and $559,109, respectively, due to the fact that, during the three month period ended September 30, 2013 ESW generated cash from operations of $556,120 during the nine month period ended September 30, 2013 the Company raised cash through the issuance of notes payable to related parties.

Net cash used in operating activities for the nine month period ended September 30, 2013 amounted to $1,688,815. This amount was attributable to the net loss of $853,222, plus non-cash expenses primarily consisting of the change in fair value of conversion option derivative liability, warranty provisions and also consisting of expenses such as depreciation, stock based compensation, discount on promissory notes payable, and others of $783,923, and a decrease in net operating assets and liabilities of $1,619,516 primarily related to the purchase of inventory as part of the Cleaire asset acquisition.

Net cash used in operating activities for the nine month period ended September 30, 2012 amounted to $251,086. This amount was attributable to the net loss of $802,494, plus non-cash expenses such as depreciation, impairment loss, stock based compensation, gain on deconsolidation of BBL and others of $568,459, and an increase in net operating assets and liabilities of $17,051.

Net cash used in investing activities was $679,407 for the nine month period ended September 30, 2013, as compared to $557,884 used in investing activities for the nine month period ended September 30, 2012.

Net cash provided by financing activities totaled $4,896,983 through a loan payable repayment of $51,501 in principal and $5,000,000 proceeds from notes payable to related parties and re-purchase of common stock of $51,516 for the nine month period ended September 30, 2013, as opposed to net cash provided by financing activities of $264,430 for the nine month period ended September 30, 2012. In the prior year period of 2012, $280,787 was provided from proceeds of a loan payable, $15,116 used in loan payable principal repayment and $1,241 was used for repayment under capital lease obligation.

ESW operates in a capital intensive and highly regulated industry, where a long lead time to bring new products into market is considered normal. ESW continues to invest in research and development to improve its technologies and bring them to the point where its customers have a high confidence level to purchase our products.

During the nine month period ended September 30, 2013 and in 2012, ESW did not produce sufficient cash from operations to support its expenditures, prior and current financings supported the Company’s operations during the period. ESW’s principal use of liquidity relates to the Company’s working capital needs and to finance any further capital expenditures or tooling needed for production and/or its testing facilities.

ESW anticipates certain capital expenditures during the remainder of 2013 related to the general operation of its business as well as to upgrade the Air Testing Services facilities in Montgomeryville, Pennsylvania according to a board approved capital expenditure plan.

Overall, capital adequacy is monitored on an ongoing basis by our management and reviewed quarterly by the Board of Directors. Historically the Company has sustained recurring operating losses, during the three month period ended September 30, 2013 ESW generated a gain from operations of $952,394. As of September 30, 2013, the Company had an accumulated deficit of $55,363,600 and cash and cash equivalents of $2,782,759. The Company may require additional financing either to fund continuing operations or for planned capital investments.

DEBT STRUCTURE

At September 30, 2013, ESW had $3,601,869 (December 31, 2012 - $473,133) of debt on the unaudited consolidated condensed balance sheet, of this amount $70,492 (December 31, 2012 - $68,926) is repayable in the next 12 months.

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

The Notes are secured by a lien on and a security interest in all assets of the following wholly owned subsidiaries of the Company: TFI, ESWA, ESWCT and ESWT, excluding certain collateral subject to pre-existing liens. The Notes bear interest at a rate of 10% per annum compounded quarterly. Interest is payable semi-annually in arrears in cash and at the Company’s election, during the term of the Notes, up to two accrued and unpaid semi-annual interest payments can be payable in the form of the Company’s common stock, valued at the lesser of $80, subject to adjustment (the “Conversion Price”) or the market value of the Company’s common stock with interest payments commencing September 30, 2013. At the option of the holders of the Notes representing a majority of the then-outstanding principal balance of the Notes, all principal, and interest amounts then outstanding under all of the Notes may be exchanged for shares of the Company’s common stock at the Conversion Price. The Conversion Price is subject to anti-dilution adjustment in the event the Company at any time while the Notes are outstanding issues equity securities including common stock or any security convertible or exchangeable for shares of common stock for no consideration or for consideration less than $80 a share. The anti-dilution protection excludes shares of common stock issuable upon the exercise of options or other securities granted to directors, officers, bona fide consultants and employees of the Company issued pursuant to a board approved option or incentive plan or stock, warrants or other securities issued to a bank or other financial institution in connection.

As a part of the Senior Secured Loan Facility, the Company further agreed to conduct a rights offering to all of its holders of Common Stock, offering all such holders the right to purchase up to their pro-rata Company ownership amount of senior secured five (5) year convertible promissory notes that will be similar to the Notes.

CONTRACTUAL OBLIGATIONS

LEASES

Effective November 24, 2004, the Company’s wholly-owned subsidiary, ESWA, entered into a lease agreement for approximately 40,220 square feet of leasehold space at 200 Progress Drive, Montgomeryville, Pennsylvania. The leasehold space houses the Company’s emissions testing facilities and also houses ESW’s manufacturing operations. The lease commenced on January 15, 2005. Effective October 16, 2009, the Company’s wholly-owned subsidiary ESWA entered into a lease renewal agreement with Nappen & Associates for the leasehold property in Pennsylvania. There were no modifications to the original economic terms of the lease under the lease renewal agreement. Under the terms of the lease renewal, the lease term was extended to February 28, 2013. Effective September 24, 2012, ESWA entered into a second lease amendment agreement with Nappen & Associates for the leasehold property in Pennsylvania, whereby ESWA extended the term of the lease agreement by an additional 5 years. There were no modifications to the original economic terms of the lease. Under the terms of the second lease renewal, the lease will expire on February 28, 2018.

On June 7, 2013, the Company’s wholly-owned subsidiary, ESWCT, entered into a commercial real estate lease with Trepte Industrial Park, Ltd., a California limited partnership, pursuant to which, ESWCT is leasing approximately 18,000 square feet of commercial property located in San Diego, California, to be used primarily for housing ESWCT’s manufacturing and diesel particulate filter cleaning operations. The Lease provides for a 37-month lease term (commencing July 1, 2013), with an option exercisable by ESWCT to extend the lease term for two additional 36-month periods. The current base rent under the Lease is $15,300 per month. Concurrently with the signing of the Lease and pursuant to the terms thereof, ESWCT paid to the Lessor an amount equal to $155,600, which amount reflects the first month’s base rent, the security deposit, the funding required for improvements done by the Lessor at ESWCT’s request, and pre-paid rent. The amount will be credited against monthly base rent payable by ESWCT beginning in January 2014 and each month thereafter, provided that ESWCT shall not have defaulted under the Lease.

Effective October 1, 2013, the Company’s wholly-owned subsidiary, ESWCT, entered into a commercial real estate lease with Marina Bay Crossing, LLC, a California Limited Liability Company, ESWCT leased approximately 1,808 square feet of commercial property located in Richmond, California, to be used primarily for housing ESWCT’s engineering and service operations. The facility also serves as a training facility servicing northern California. The Lease provides for a 12-month lease term (commencing October 1, 2013), with an option exercisable by ESWCT to extend the lease term for one additional 12-month period. The current rent under the Lease is $2,182 per month.

The following is a summary of the minimum annual lease payments for the Pennsylvania and San Diego leases:

Year Ending December 31,	Amount
2013 (excluding the nine months ended September 30, 2013)	$91,147
2014	242,344
2015	372,935
2016	279,799
2017	180,990
2018	30,165
Total	$1,197,380

RECENTLY ISSUED ACCOUNTING STANDARDS AND RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

There are no recently adopted accounting pronouncements that impact the Company’s financial statements.

Management does not believe that any recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying unaudited consolidated condensed financial statements.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

ESW’s significant accounting policies are summarized in Note 2 to the unaudited consolidated condensed financial statements included in its quarterly reports and its 2012 Annual Report to Shareholders. In preparing the unaudited consolidated condensed financial statements, we make estimates and assumptions that affect the expected amounts of assets and liabilities and disclosure of contingent assets and liabilities. We apply our accounting policies on a consistent basis. As circumstances change, they are considered in our estimates and judgments, and future changes in circumstances could result in changes in amounts at which assets and liabilities are recorded.

FOREIGN CURRENCY TRANSACTIONS

The functional currency of the Company and its foreign subsidiaries is the U.S. dollar. All of the Company’s revenue and materials purchased from suppliers are denominated in or linked to the U.S. dollar. Transactions denominated in currencies other than a functional currency are converted to the functional currency on the transaction date, and any resulting assets or liabilities are further translated at each reporting date and at settlement. Gains and losses recognized upon such translations are included within foreign exchange gain (loss) in the unaudited consolidated condensed statements of operations and comprehensive (loss) / income.

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

FOREIGN EXCHANGE RISK

ESW’s exposure to foreign currency translation gains and losses also arises from the translation of the assets and liabilities of its subsidiaries to U.S. dollars during consolidation. These risks have been significantly mitigated by the move of ESW’s manufacturing operations to Pennsylvania, USA.

In the unaudited consolidated condensed statements of operations and comprehensive (loss) / income for the nine month period ended September 30, 2013, ESW has recognized a translation gain of $18,030 as compared to a loss of $63,698 for the nine month period ended September 30, 2012. For the three month period ended September 30, 2013, ESW has recognized a translation gain of $29,210 and compared to a loss of $20,655 for the three month period ended September 30, 2012, the gains and losses are a result of exchange rate differences between the U.S. dollar and the Canadian dollar.

INTEREST RATE RISK

ESW currently has no variable-rate long-term debt that exposes ESW to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURE

EVALUATION OF THE COMPANY’S DISCLOSURE AND INTERNAL CONTROLS

The Company evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” as of the end of the period covered by this report. This evaluation was done with the participation of management, under the supervision of the Executive Chairman (“EC”) and Chief Financial Officer (“CFO”).

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

CONCLUSIONS

Based on our evaluation, the EC and CFO concluded that the registrant’s disclosures, controls and procedures are effective to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

(c) CHANGES IN INTERNAL CONTROLS

Not applicable.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in a variety of claims, suits, investigations and proceedings arising from the ordinary course of our business, collections claims, breach of contract claims, labor and employment claims, tax and other matters. Although claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, we believe that the resolution of current pending matters will not have a material adverse effect on its business, consolidated financial position, results of operations or cash flow. Regardless of the outcome, litigation can have an adverse impact on us because of legal costs, diversion of management resources and other factors.

•      We are pursuing a lawsuit in New York for collection of unpaid invoices related to goods delivered to a former distributor.

•      We were notified of a revised claim filed in the Ontario, Canada Superior Court of Justice on a dispute with a past vendor of ESW Canada; this claim had previously been deemed settled, due to inaction by the vendor. The revised claim is pending. We cannot predict the outcome of this matter at this time.

•      We are defending a claim brought against Cleaire by HNT Technology, Inc. (“HNT”), a former vender of Cleaire, on August 20, 2013 in the United States Bankruptcy Court, Northern District of California, San Jose Division (the “Bankruptcy Court”), in which HNT named us and ESWCT as co-defendants with Cleaire, alleging that ESWCT is the successor in interest to Cleaire. The complaint alleged that Cleaire had breached an agreement to purchase certain products from HNT.  We have entered into an Agreement to Purchase Inventory and Equipment and Settle Litigation (the “Settlement Agreement”) with the trustee (the “Trustee”) of HNT, pursuant to which we will purchase the inventory to which the claim relates.  Under the Settlement Agreement, which was approved by the Bankruptcy Court on October 31, 2013, the complaint by HNT will be dismissed and we and ESWCT will be released of all claims following our payment of the purchase price of $30,000 under the Settlement Agreement to the Trustee.  We expect to make the purchase price payment to the Trustee on or before November 30, 2013.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBITS:

31.1*	Certification of Executive Chairman pursuant to the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer, pursuant to the Sarbanes-Oxley Act of 2002.

32.1*	Certification pursuant to 18 U.S.C. Section 1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification pursuant to 18 U.S.C. Section 1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins*	XBRL Instance.

101.xsd*	XBRL Schema.

101.cal*	XBRL Calculation.

101.def*	XBRL Definition.

101.lab*	XBRL Label.

101.pre*	XBRL Presentation.

* Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

DATED: NOVEMBER 14, 2013
Montgomeryville, PA, USA

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.

BY: /S/ MARK YUNG
MARK YUNG
EXECUTIVE CHAIRMAN

/S/ PRAVEEN NAIR
PRAVEEN NAIR
CHIEF FINANCIAL OFFICER

EXHIBIT 31.1

CERTIFICATION PURSUANT TO SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

I, Mark Yung, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Environmental Solutions Worldwide, Inc;

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

4. The registrant’s other certifying Officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f) for the Registrant and we have:

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

c) Evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s third fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s Board of Directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

DATE: NOVEMBER 14, 2013

BY: /S/ MARK YUNG
MARK YUNG
EXECUTIVE CHAIRMAN

EXHIBIT 31.2

CERTIFICATION PURSUANT TO SECTION 302 OF
THE SARBANES-OXLEY ACT OF 2002

I, Praveen Nair, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Environmental Solutions Worldwide, Inc;

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

4. The registrant’s other certifying Officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f) for the Registrant and we have:

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

c) Evaluated the effectiveness of the Registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this report based on such evaluation; and

d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s third fiscal quarter of 2013 that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s Board of Directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls.

DATE: NOVEMBER 14, 2013

 /S/ PRAVEEN NAIR
PRAVEEN NAIR
CHIEF FINANCIAL OFFICER

EXHIBIT 32.1

CERTIFICATION PURSUANT TO 18 U. S. C. SECTION 1350 AS
ADOPTED PURSUANT TO SECTION 906 OF

THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Environmental Solutions Worldwide, Inc. (the “Company”) for the quarterly period September 30, 2013 (the “Report”), Mark Yung, Executive Chairman of the Company, hereby certify, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1) To my knowledge, the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

DATE: NOVEMBER 14, 2013

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

EXHIBIT 32.2

CERTIFICATION PURSUANT TO 18 U. S. C. SECTION 1350 AS
ADOPTED PURSUANT TO SECTION 906 OF

THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report on Form 10-Q of Environmental Solutions Worldwide, Inc. (the “Company”) for the quarterly period September 30, 2013 (the “Report”), Praveen Nair, Chief Financial Officer of the Company, hereby certify, pursuant to 18 U. S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1). To my knowledge, the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) To my knowledge, the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

DATE: NOVEMBER 14, 2013

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