Form 10-K
period 2013-12-31
ENVIRONMENTAL SOLUTIONS WORLDWIDE INC
filed 2014-03-31
CIK 1082278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended - December 31, 2013

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 000-30392

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
 (Exact name of Company as specified in its charter)

Florida	13-4172059
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

200 PROGRESS DRIVE, MONTGOMERYVILLE, PA, 18936
 (Address of principal executive offices, including postal code.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). YES [X] NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $ 670,930 as of December 31, 2013 based upon the closing sale price reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the registrant.

There were 125,742 shares of the registrant's Common Stock outstanding as of March 31, 2014.

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

The words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “will,” “should,” “may,” “plan,” and similar expressions, as they relate to Environmental Solutions Worldwide Inc., (“ESW” or the “Company”) or ESW's management, are intended to identify forward-looking statements. Such statements reflect ESW's current views of the Company with respect to future events and are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated, expected, intended, or planned. ESW assumes no obligations and does not intend to update these forward-looking statements.

Readers are also urged to carefully review and consider the various disclosures made by ESW which attempts to advise interested parties of the factors that affect ESW's business, including without limitation the disclosures made under the caption “Management's Discussion and Analysis of Financial Condition and Results of Operations” and under the caption “Risk Factors” included herein.

ITEM 1. BUSINESS

GENERAL

Environmental Solutions Worldwide, Inc. ("ESW", "ESW Group®" or the "Company") is a publicly traded company engaged, through our wholly-owned subsidiaries, in the design, development, manufacture and sale of emission technologies and services. We are primarily focused on the medium and heavy duty diesel engine market (“MHDD”) for on-road and off-road vehicles, and also sell into the military, marine, mining and utility engine markets. We also offer engine and after treatment emissions verification testing and certification services.

We were incorporated in the State of Florida in 1987. Our principal executive offices are located at 200 Progress Drive, Montgomeryville, PA, 18936. Our telephone number is (215) 699-0730. Our website is www.eswgroup.com. Information contained on our website does not constitute a part of this document.

We operate through five wholly-owned subsidiaries:

•

ESW America, Inc., (“ESWA or ESW America”) a Delaware corporation, is our emissions testing services division. ESWA houses our engine emissions testing laboratory and certification services. ESWA is capable of performing engine emissions verification test protocols for the Environmental Protection Agency (“EPA”), California Air Resources Board (“CARB”) and the Mine Safety and Health Administration (“MSHA”). ESWA’s capabilities include certification and verification of internal combustion and compression engines ranging from 5 to 1,000 horsepower as well as vehicle, motorcycle, all-terrain vehicle (“ATV”) and utility task vehicle (“UTV”) chassis capabilities. ESWA is a fully compliant ISO 9001:2008 certified laboratory testing facility. ESW America is located in Pennsylvania.

•

Technology Fabricators, Inc., (“TFI”), a Delaware corporation, and a wholly-owned subsidiary of ESW, serves as a manufacturing facility for diesel emissions control systems (“DECS”). TFI is co-located with ESWA in Pennsylvania. TFI started active operations in October 2011.

•

ESW CleanTech, Inc., (“ESWCT”), a Delaware corporation, and a wholly-owned subsidiary of ESW, operates out of San Diego, California and serves as a manufacturing facility for DECS. ESWCT started operations in April 2013.

•	ESW Canada, Inc., (“ESWC or ESW Canada”) an Ontario corporation, houses ESW Group’s Canadian office.
•	ESW Technology, Inc., (“ESWT”), a Delaware corporation, holds our intellectual property, and/or rights to the same.

We are a developer of diesel emissions control technology solutions, advancing emissions reduction technology by commercializing leading edge diesel emission control systems that have attained regulatory verification with CARB or EPA. Our key technologies and products are detailed below and are suited to meet the most stringent global emissions regulations under enforcement in California and other markets in the United States. Among the key CARB verified and EPA certified products manufactured and commercialized by ESW Group are the LongMile-S™, Horizon™, Vista™ Phoenix™, Longview™, ThermaCat, and ThermaCat-e diesel emissions control technologies. We also manufacture an export off-road product named HCD, the XtrmCat for marine applications, as well as military technologies including the StlthCat and Scat-IR-Shield exhaust shielding technology employed on U.S. Marine Light Armored Vehicles.

INDUSTRY TRENDS

Emissions regulations for mobile diesel engines in the major markets of North America, Europe and Asia have continued to tighten and are now 40% to 90% lower than previous regulations. Regulations in effect in the United States of America (“U.S.”), Europe and in Asia are expected to reduce the emissions level for new mobile diesel engines from 85% to 99% of the levels mandated in the mid-1980s. While much of the regulatory pressure and resulting action from engine manufacturers has focused on reducing emissions from new engines, there is increasing focus and concern over pollution from existing diesel engines, many of which have 20- to 30-year life cycles. The EPA has estimated that in the U.S. alone there are approximately 11 million diesel powered vehicles that are in use today and are highly polluting.

In the U.S., the EPA, CARB and MSHA continue to place great emphasis on compliance with emission reduction standards. The identification of diesel particulate matter (“PM”) as a toxic air contaminant in 1998 led CARB to adopt the Risk Reduction Plan to Reduce Particulate Matter Emissions from Diesel-fueled Engines and Vehicles (Plan) in September 2000. As a first mover in the United States, CARB adopted in 2010 the California Statewide Truck and Bus Rule that requires 1996 through 2006 diesel trucks in Class 7 (gross vehicle weight of 26,001-33,000 pounds) and Class 8 (gross vehicle weight greater than 33,000 pounds) that operate in California retrofit or replace engines in order to reduce diesel emissions.

CARB estimated at the time that approximately 420,000 privately owned trucks and buses registered in California as well as those transiting California roadways from other states and countries that would be eligible for retrofits and/or engine replacements. CARB’s latest market analysis estimates approximately 40,000 trucks as candidates for retrofits under the Truck and Bus Rule in the state of California.

In September 2013, CARB announced it had received authorization from EPA to enforce the In-Use Off-Road Diesel Vehicle Regulation, originally approved in May 2008, targeted at off-road heavy-duty diesel vehicles used in construction, mining, and industrial operations.  Enforcement for large fleets (> 5,000 total horsepower) for the Off-Road Regulation is scheduled to commence on July 1, 2014.

In parallel, the EPA has brought forward a number of very successful innovative programs all designed to reduce emissions from diesel fleets across the United States. In conjunction with state and local governments, public interest groups and industry partners, the EPA has established a goal of reducing emissions from the estimated 11 million diesel engines in the existing fleets by 2014. The EPA offers numerous programs in order to provide technical and financial assistance to stakeholders interested in reducing their fleets’ emissions effectively and efficiently.

As one of the most successful EPA sponsored clean air programs, the Diesel Emissions Reduction Program (“DERA”) was created under the Energy Policy Act of 2005. This gave the EPA new grant and loan authority for promoting diesel emission reductions and authorized appropriations to the EPA of up to $200 million per year for fiscal years 2007 through 2011. In January 2011, the U.S. government successfully reauthorized the DERA. In January 2010, legislation was passed reauthorizing DERA grants to eligible entities for projects that reduce emissions from existing diesel engines for five more years. The bill, passed by the Senate authorizes up to $100 million annually for fiscal years 2012 through 2016 and allows for new types of funding mechanisms. According to the “Second Report to Congress: Highlights of the Diesel Emissions Reduction Program” issued on April 2013, from 2008 to 2010 the EPA awarded nearly $470 million to more than 350 grantees in 50 states and the District of Columbia to retrofit, replace, or repower more than 50,000 vehicles and equipment in a variety of industries.   The EPA and CARB programs are accelerating the activities toward creation of active markets for diesel emissions reduction technologies and products in the U.S. In addition, non-attainment regions across the United States, such as New York and New Jersey, are voluntarily adopting CARB’s strict emissions standards to reduce fine particulate matter from diesel engines.  Federal and/or state level funding for emissions control systems are generally limited to products and technologies that have already been verified by CARB or EPA, such as ESW Group’s leading portfolio of CARB Level 3 Plus products. As such, we expect continued demand for our diesel emissions reduction technologies, driven in the coming years by non-attainment regions adopting stricter emissions rules primarily in the on-road and off-road markets.

BUSINESS STRATEGY

Our focus is to be a leading player in the diesel emission control market by developing, certifying and commercializing best available diesel emission control technologies primarily for the MHDD on-road and off-road markets.  Our strategy is centered on increasing our market presence through our leading portfolio of CARB verified Level 3Plus diesel emissions technologies and focus on becoming the compliance solution provider to fleet owners and other end users across the United States as well as internationally.  In addition, ESW Group is focused on growing its presence in the emissions testing market focused on the diesel, natural gas and hybrid engine markets and spanning a wide array of applications from motorcycles and ATVs to heavy duty diesel engines.  We are also exploring opportunities in other diesel aftertreatment verticals and engine and fuel related opportunities that can leverage our knowledge base and capabilities surrounding the medium and heavy duty on-road and off-road markets.

KEY PRODUCTS AND SERVICES

The ThermaCat line of Active Diesel Particulate Filters is an advanced Level 3 Plus technology that provides the flexibility and pre-retrofit usability that makes the ThermaCat a seamless retrofit device for end-users. Other retrofit technologies either limit the vehicles’ use or required driver interaction and limit the vehicles’ availability during regular or multi-shift operations. These solutions increase costs in manpower and vehicle management that add to the retrofit devices initial purchase price. The ThermaCat is designed to address these issues with the introduction of an exothermic-based (flameless) technology that utilizes the vehicle’s existing fuel supply to supplement and raise the exhaust heat so that the Diesel Particulate Filter can regenerate and continue normal operations. The system operates in the background, transparent to the vehicle operator and does not impact the vehicle’s normal operations. Our ThermaCat Active Level 3 Plus system has obtained CARB verification for a variety of on- and off-road engine applications including exhaust gas recirculation (“EGR”) engines.

The LongMile®-S  is a CARB verified Level 3 Plus passive diesel particulate filter specifically designed to provide cost-effective diesel particulate (PM) reduction for in-use diesel engines operating in on-road vehicles. The LongMile-S is managed by our proprietary MLC® which monitors system parameters. The product has all stainless steel construction, and a robust silicon carbide diesel particulate filter. This advanced, mature silicon carbide diesel particulate filter provides lower exhaust backpressure than a traditional wall-flow filter.

The Horizon® is a CARB verified Level 3 Plus active diesel particulate filter specifically designed to provide cost-effective PM reductions for in-use diesel engines operating in on-road vehicles and duty cycles including cold exhaust and older engines. This active regeneration system uses clean electricity, through an integrated heating element, to “cook off” the captured diesel particulate, much like a self-cleaning oven, while the vehicle is parked overnight. The Horizon is managed by our proprietary MLC® which monitors system parameters and controls the regeneration process.

The Vista® is a robust diesel particulate (PM) reduction system designed for a very broad range of on-road diesel engines and applications vehicles. The system is CARB verified Level 3 Plus active diesel particulate filter with diesel burner regeneration. This active regeneration systems uses diesel fuel combined with an integrated diesel burner element, to “cook-off” the captured diesel particulate when the vehicle is not operating. The Vista is managed by our proprietary MLC® which monitors system parameters and controls the automatic regeneration process.

The LongView®   is a CARB verified Level 3 Plus passive diesel particulate filter specifically designed to provide cost-effective PM and Nitrogen oxide (“NOx”) reductions for in-use diesel engines operating in on-road applications. Configured in a modular, user-friendly design, Longview integrates a NOx reduction catalyst and a catalyzed wall-flow silicon carbide diesel particulate filter. This provides simultaneous reduction of NOx, PM, hydrocarbons (HC) and carbon monoxide (CO) from one system. The Longview is managed by our proprietary MLC® which monitors system parameters and controls NOx reductant injection.

The Phoenix® is specifically designed to provide PM reduction for in-use diesel engines in challenging off-road applications and duty cycles including cold exhaust and older engines. The system is CARB verified Level 3 Plus active diesel particulate filter with diesel burner regeneration. This active regeneration systems uses diesel fuel combined with an integrated diesel burner element, to “cook-off” the captured diesel particulate when the vehicle in not operating. The Phoenix is managed by our proprietary MLC® which monitors system parameters and controls the automatic regeneration process.

ESW America operates our Emissions and Durability Testing Facility. ESW America performs engine emissions verification test protocols according to established EPA, CARB and MSHA standards, while providing vehicle and engine manufacturers with a wide range of engine and chassis dynamometer-based durability testing. ESW America has capabilities for providing testing protocols with a broad range of fuels, including diesel, gasoline, and alternative fuels. ESW America engine dynamometer-based durability testing protocols can also help develop custom accelerated aging test schedules for emissions control technologies, or support customer-designed tests for component stress. A full range of services is offered including emissions testing, compilation and submission of applications and production line audit testing. ESW America offers customers complete testing and validation services that includes complete project management and verification management.

Our objective is the development and commercialization of technologies to reduce the overall emissions from diesel applications. Central to the emissions reduction market is the certification, verification and registration process established by regulatory bodies in the United States. The industry is substantially driven by higher emissions reductions targets set by Federal and state-level regulations, which led us to focus on the development of our emissions control technologies.

Our key target markets include the following areas regulated in North America by EPA, CARB, and other state and local standards:

1.	On-road vehicles generally comprised of on-road trucks, transit and school buses employed with private and municipal fleets;
2.	Off-road vehicles defined as construction and port equipment, tractors, power generators, irrigation pumps, and stationary power;
3.	Engine and chassis based emissions and durability testing services;
4.	Mining industry, including all equipment and vehicles operating in and around a mine;
5.	Military sector, including diesel emission control technologies and heat shields; and
5.	Marine industry, primarily focused on the Electro-Motive Diesel engines and barge markets.\ 5

DISTRIBUTION

We distribute our diesel emission control technologies through:

1.	A comprehensive network of established independent distributors that actively service the diesel emission and retrofit market;
2.	Strategic partnerships that provide a unique competitive advantage into specific markets; and
3.	Direct sales leveraging our sales personnel, local trade magazines and trade shows to complement distribution of our products into key markets.

Within the ESWA air testing business, we are currently focused on a direct sales program targeting Original Equipment Manufacturers (“OEM”) and other companies demanding engine and vehicle emissions and durability testing services.

COMPETITION

We sell into a competitive market focused on providing retrofit solutions for diesel powered engines, with the number of competitors varying by market segment. We compete primarily on the basis of our market leading portfolio of Level 3 Plus technologies that cover a sizeable portion of the relevant “retrofitable” engines, vehicles and types of applications, as well as on our expansive distribution network and ESW Group’s in-field customer service resources.  Our competitors include companies that have deeper financial, technological, manufacturing and personnel resources. In addition to other Level 3 Plus products that are available in the market, we face competition from substitute products that offer lower emissions reduction benefits or technology but are also more competitively priced and are deemed by the air quality districts and end users as acceptable alternatives to our Level 3 Plus products.

Our direct competitors in the North American on-road and off-road markets include Engine Control Systems, Johnson Matthey, Donaldson, DCL, Hug and Huss.

ESW America faces competition from established emissions and durability testing facilities such as Southwest Research Institute, Intertek and Transportation Research Center and smaller regionally focused testing centers such as Olson-Eco Logic and California Environmental Engineering.

We believe we can address the competitive landscape within the diesel emission control market by providing:

•

Comprehensive Engine Family coverage –  Our products cover a wide ranging number of on-road EPA Engine families, estimated at 91% of EPA Engine families for model years 1988 to 2006. For off-road, our products cover 71% of EPA Engine families from 5 liter to 15 liters and 47% of EPA Engine families from 3 liter to 15 liters. This allows us to offer a one-stop-shop compliance solution for the Level 3 Plus retrofit market for both the on and off road heavy duty diesel markets.

•

Broad Applicability - Our diesel emissions control technologies range from active systems (e.g. Horizon®, Vista™), to active-passive systems (ThermaCat), to straight passive systems (LongMile®-S) that offer end users emissions compliance across a broad range of applications and duty cycles in both the on-road and off-road markets.

•

Best available technology - Our best available technologies are designed to have operational and technical advantages over the competition and are priced competitively in the market. This includes modular configurations, user-friendly designs, numerous inlet/outlet end cone configurations, and a diverse set of customizable brackets for ease of installation. The modular design facilitates service and de-ashing of the diesel particulate filter. The reusable band clamp design enables quick turnaround for maximum uptime. Moreover, our proprietary MLC® embedded in the majority of our CARB verified diesel control emissions technologies allows for diminished vehicle down times and better product applicability.

•

Solution driven services – ESW Group does not only offer diesel emission control technologies, but also provides engineering focused solutions, extensive on-site and remote installation and training programs, as well as a market leading customer service field team with in-depth mechanical, engine and aftertreatment experience.

•

ESW America Testing Services - ESW America provides us with the unique ability to develop and verify new diesel emission control technologies developed by ESW Group. This vertically integrated capability allows us to quickly react to changing regulatory requirements, and application and vehicle specific opportunities for our products, as well as offer the trusted emissions data that complies with strict CARB and EPA testing standards.

ESW America differentiates itself from the competition in the emissions and durability testing market by continually updating our testing facilities and equipment in response to changing regulatory mandates and vehicle technology. ESW America also provides a broad set of capabilities for advanced research, engineering and testing for various aftermarket products and new technologies. In addition, ESW America is one of a small number of testing facilities situated on the east coast of the United States which is capable of running tests for CARB and EPA certification and verification programs. ESW America’s location provides a logistical advantage for east coast based clients as well as for EPA related testing programs given ESW America’s proximity to Washington D.C.

RAW MATERIALS

The primary raw materials used to manufacture our diesel emission control technologies include, but are not limited, to stainless steel, stainless steel wire, stainless steel tubing, precious metals such as platinum and palladium, particulate filters and other electronic and mechanical components.

Overall, substrates and precious metal coated components accounted for the most significant portion of our raw materials costs in 2013. We are exposed to fluctuating raw material prices, and are particularly exposed to price fluctuations for certain precious metals such as platinum and palladium. We seek to offset raw material price fluctuations on our result of operations by passing through certain price increases, negotiating volume discounts from raw material suppliers; purchasing high-value inventory components based on committed orders; scrapping and selling steel cut-offs at the highest possible price; and implementing continuous cost reduction programs. We do not currently pursue a financial hedging strategy for any of our raw materials.

Our results of operations could be adversely affected if steel and precious metal prices increase substantially unless we are successful in passing along these price increases to customers or otherwise offset these increases through decreases in material and/or operating costs.

Other purchased raw materials or components include electronic components, tools, fasteners, other steel and components for the Level 3 plus products, as well as a variety of custom alloy materials and chemicals, all of which are available from numerous suppliers. For ESW America Testing Services, key raw materials include fuels, rollers and other consumables.

CUSTOMERS

Our customers consist of established distributors focused on the diesel emission control and the MHDD market and OEM engine manufacturers for the emissions and durability testing business.  We generated sales from 69 customers in 2013 as compared to 55 customers in fiscal year 2012. In 2013, our top three customers accounted for 23.0%, 11.1% and 11.1% of our revenue. Our top three customers accounted for 27.8%, 15.8% and 7.7% of revenues in 2012.

We will continue to establish long-term relationships with new customers and foster opportunities with existing distributors. The loss of, or major reduction in business from, one or more of these major distributors could have a material adverse effect on our liquidity, financial position, or results of operations.

PATENT AND TRADEMARKS

We develop new technologies or further the development of existing technologies through internal research and development. Where necessary, we will seek access to third-party patents and/or licenses to develop new products and services aimed at the emissions and air testing markets. We have also acquired patents and trademarks with the purchase of the Cleaire assets.

Through ESWT and ESWCT, we hold both Canadian and U.S. patents covering catalytic converter and related technology. We will pursue our legal rights to the fullest extent of the law to ensure non-infringement of our established patents. However, there can be no assurance that these patents or existing or future trade secret protections that we pursue, will survive legal challenge, or provide meaningful levels of protection.

Additionally, we possess certain registered and common law trademarks. We consider the goodwill associated with the trademarks to be an important part of developing product identity.

PRODUCT CERTIFICATION

In 2009 the ThermaCat Active Level 3 Plus system was verified by CARB for a variety of on- and off-road engine applications (PM reduction greater than 85%). In July 2012 the ThermaCat-e Active Level 3 Plus system was verified by CARB for a variety of on-road EGR engine applications. As of December 31, 2012, we have demonstrated compliance with nitrogen dioxide (N02) limits using the Non-road Transient Composite test cycle for the Company’s existing ThermaCat Active Level 3 Plus Diesel Particulate Filter System targeted at Off-road applications.

On May 17, 2013, we received notification from California Air Resource Board (“CARB”) that ESWCT has met the requirements under Verification Procedure, Warranty, and In-Use Compliance Requirements for In-Use Strategies to Control Emissions from Diesel Engines, and CARB issued verifications for the LongMile-S™ and Horizon™. On June 18, 2013, CARB issued ESWCT the verifications of the Vista™ and LongView®. On September 10, 2013, CARB issued a verification for the Phoenix™ off-road product. We are currently pursuing regulatory verifications of the Skyline™ Level III Plus Diesel Particulate Filter System for off-road engines. We are also pursuing the verification of two other passive off road Level III products.

In August 2011, our XtrmCat Kit was certified for 2 stroke, Category 2, marine engines by the EPA. The issuance of the ‘remanufacturing certificate’ was a significant milestone for the Company as it validates the DOC technology for the marine market sector. The Certifications are applicable to Electro-Motive Diesel (“EMD”) 710 and 645 engines. The XtrmCat can achieve Tier 0 and Tier I compliance as per 40 CFR 1042 when retrofitted to EMD 710 and 645 engines.

Our products are generally sold according to appropriate government application regulations; however, we do not need government approval to sell our products into unregulated markets.

WARRANTY MATTERS

We may face an inherent business risk of exposure to product liability and warranty claims in the event that our products fail to perform as expected. We cannot assure that we will not experience any material warranty or product liability losses in the future or that we will not incur significant costs to defend such claims. In addition, if any of the products are or are alleged to be defective, we may be required to participate in a recall involving such products. Each of our customers has its own policy regarding product recalls and other product liability actions relating to our suppliers. CARB verified products require us to provide specific warranties and warranty reporting on products depending upon engine applications. A successful claim brought against us or a requirement to participate in a product recall may have a material adverse effect on our business.

Our Active, Active-Passive and Passive Level 3 Plus on-road diesel emission control systems which have been verified as  Level 3 technologies are typically required to meet CARB limited warranty standards of either (i) 5 years or 100,000 miles or (ii) 2 years and unlimited miles, depending on engine application.

Our Active and Active-Passive Level 3 Plus off-road diesel emission control systems which have been verified as Level 3 technologies are typically required to meet a CARB limited warranty standard of 5 years or 4,200 hours.

With the recent verification of the LongMile-S™, Horizon™, Vista™, Phoenix™ and Lonestar™ products, we have estimated a one-time charge of $1,000,000 related to our assumption of warranties for legacy Cleaire products in the field. We have also estimated a one-time warranty charge of $504,900 associated with certain verification procedures relating to the ThermaCat.  The actual amount of loss associated with such assumption of warranties and/or verification procedures, however, could be materially different.  Both of these warranty charges are based on an estimation of the number of operational units, the average remaining life of such units and the cost of warrantable failures.

To date we have not had any major product warranty recalls.

MANUFACTURING AND TESTING SERVICES

ESWCT and TFI house our manufacturing operations.

ESWCT is located at 7706 Trade Street, San Diego, CA, 92121 and serves as manufacturing facility for ESW Group’s diesel emission control systems. ESWCT also has an engineering and service facility in Richmond, California capable of design and development of diesel emission control systems. The office serves a dual purpose as a service and training facility servicing northern California.

TFI is co-located at 200 Progress Drive, Montgomeryville, PA, 18936 along with ESW America, an emissions and durability testing laboratory. TFI manufactures ESW Group’s diesel emission control products. The 40,200 square foot facility also houses the ESW America emissions testing laboratory capable of performing engine emissions verification test protocols. ESW America incorporates eight dedicated engine and vehicle dynamometer test cells.

ESW America’s capabilities include:

•	Engine dynamometer capacity from 5hp to 1000hp, including both transient and steady state testing.
•	Chassis dynamometer testing, including light duty (up to 11,000lbs) and medium/heavy duty (up to 50,000lbs).
•	Motorcycle/ATV/UTV dynamometer capable of conducting emissions testing and mileage accumulation on motorcycles, ATVs and UTVs.
•	Full flow Constant Volume Sampling emission measurement system capability across all test cells.
•	All emission systems have a dual Nitrogen Oxide Chemiluminescence detector and the capability of non-methane hydrocarbon measurement.
•	Engine dynamometer test cells comply with 40 Code of Federal Regulations (CFR) Part 60, 86, 89, 90, 92, 1042, 1048 and CARB testing protocols.
•	Test Cells are currently in transition to 40 CFR Part 1065 standards.

We continue to invest in our manufacturing and testing facilities to ensure best-in-class capabilities, as well as to obtain efficiency and productivity gains to improve our quality systems and standards, and to meet the demands placed by changing regulations.

RESEARCH AND DEVELOPMENT

In 2013, research and development costs amounted to $651,485 (2012 - $759,847). We invest in research and development, including emissions and durability testing as well as engineering resources, to improve on existing as well as to develop new products that will meet standards set by changing regulations or meets evolving application and/or engine specific needs in the market.

ENVIRONMENTAL MATTERS

We are presently engaged in a business that does not generate significant hazardous waste. Some of our facilities have tanks for storage of diesel fuel and other petroleum products that are subject to laws regulating such storage tanks. Federal, state, and local provisions relating to the protection of the environment have not had, and are not expected to have, a material adverse effect on our liquidity, financial position, and results of operations. However, like all manufacturers, if a release of hazardous substances occurs, we may be held liable for the contamination, and the amount of such liability could be material. While we devote resources to maintaining compliance with these requirements, there can be no assurance that we operate at all times in complete compliance with all such requirements.

EMPLOYEES

ESW and our subsidiaries presently employ 63 full-time employees. We do not have any collective bargaining agreements and consider our relationship with our employees to be good.

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

RISKS RELATED TO OUR COMPANY

We have incurred losses in the past and expect to incur losses in the future should our business plan not be effective.

During the year ended December 31, 2013 we recorded revenue of $17,544,496 and a net income and comprehensive income after income taxes of $843,713.  During the year ended December 31, 2012 we recorded revenue of $10,526,323 and a net loss of $1,412,269.  During the second half of 2013, we generated income from operations of $2,897,820; however, for the full year, we had a loss from operations of $527,561.  Nonetheless, our history of losses and negative cash flows from operations create uncertainty in the operating results.. Our sales and revenue continue to be unpredictable, and should demand in our core markets erode, we expect to experience additional periods with operating losses.

If cash flows from operations are not sufficient and if we are unable to obtain additional funding, then we may have to significantly curtail the scope of our operations and alter our business model.

Our sales are unpredictable; the market that we operate in is both highly regulated and highly competitive and is dependent on federal and state-level public budgets for funding of MHDD retrofit programs. In the event that profitable operations are not maintained, our present financial resources and track record for raising capital should allow us to continue operations in the short term. If additional financing is required and not available when required, or is not available on acceptable terms, we may be unable to continue operations at current levels or satisfy the requirements necessary to fulfill our order book. We continue to implement corrective actions to minimize operating losses. We would consider strategic opportunities, including investments in the Company, acquisitions, or other acceptable transactions, to sustain operations. There can be no assurances that additional capital will be available to us on acceptable terms, or at all.

RISKS RELATED TO THE MARKET FOR OUR COMMON STOCK.

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

Our common stock traded as low as $20 per share and as high as $80 per share (as adjusted for the reverse split of our common stock consummated on May 24, 2013) during the year ended December 31, 2013.  Some of the factors leading to the volatility in the price of our common stock include:

■ price and volume fluctuation in the stock market at large and market conditions which are not necessarily related to our operating performance;

■   limited trading volumes;

■ fluctuation in our operating results;

■ concerns about our ability to finance continuing operations;

■ financing arrangements which may require the issuance of a significant number of shares in relation to the number of shares of our common stock currently outstanding;

■ announcements of agreements, technological innovations, certification / verifications or new products which we or our competitors make;

■ costs and availability of precious metals used in the production of our products; and

■ fluctuations in market demand and supply of our products.

Our common stock is currently traded on the OTC markets - OTCQB tier and an investor’s ability to trade our common stock may be limited by trading volume.

The trading volume in our common stock has been relatively limited. Our common stock may not generate a consistently active trading market on the OTC Markets. The average daily trading volume of our common stock for the year ended December 31, 2013 was approximately 19 shares (as adjusted for the reverse split of our common stock consummated on May 24, 2013). We have a limited trading history and there can be no assurances that there will be increased liquidity in our stock.

Our stock was previously quoted on the Frankfurt Stock Exchange (FWB), under the symbol (EOW). Effective December 15, 2012, Deutsche Börse AG, the operator of the Frankfurt Stock Exchange, decided to close the First Quotation Board, in its then current form. On December 14, 2012, with the closure of the First Quotation Board, the Company’s common stock listing was removed from the Frankfurt Stock Exchange.

The company may issue more shares in connection with a financing, merger or acquisition, which would result in substantial dilution.

Our Certificate of Incorporation authorizes the issuance of a maximum of 250,000,000 shares of common stock. Any further financing, merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. For example, the senior secured convertible promissory notes issued to certain affiliated lenders in 2013, and issuable in the related rights offering, each of which is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations -  Debt Structure,” are convertible into up to 119,962 shares of our common stock in the aggregate. Moreover, the common stock issued in any such financing, merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our board of directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock are issued in connection with a financing, business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected.

Several of our shareholders own a significant amount of our outstanding shares and collectively may be able to decide certain corporate action.

A group of our shareholders collectively own 87,217 shares, which is equivalent to 69.4% of the outstanding shares of the Company as of March 31, 2014, on an undiluted basis. As such, all or some of these shareholders may be able to control aspects of our business operations including the election of board members, the acquisition or disposition of assets, the Company’s business plans and strategy, and the future issuance of shares. For additional information about beneficial ownership please refer to “Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters.”

We do not expect to pay dividends on common stock and investors will only be able to receive cash in respect of their shares of common stock upon the sale of their shares.

We have never paid any cash dividends on our common stock, and we have no intention in the foreseeable future to pay any cash dividends on our common stock. Therefore, an investor in our common stock will obtain an economic benefit from the common stock only after an increase in its trading price and only by selling the common stock.

RISKS RELATED TO OUR BUSINESS

Our results may fluctuate due to certain regulatory, marketing and competitive factors over which we have little or no control.

The factors listed below some of which we cannot control may cause the Company’s revenues and result of operations to fluctuate significantly:

•	Actions taken by regulatory bodies relating to the verification and certification of our products;
•	Changes in federal and state level MHDD retrofit compliance mandates;
•	Availability of federal and state level funding to support MHDD retrofit sales;
•	The extent to which our products obtain market acceptance; 11

•	The extent to which our products obtain market acceptance;
•	The timing and size of customer purchases; and
•	End user and distributors’ concerns about the stability of our business which could cause them to seek alternatives to our products.

We are currently dependent on a few major customers / distributors for a significant portion of our revenues.

We generated sales from 69 customers in 2013 as compared to 55 customers in fiscal year 2012. In 2013, our top three customers accounted for 23.0%, 11.1% and 11.1% of our revenue. Three of our customers accounted for 27.8%, 15.8% and 7.7% respectively of ESW Group’s revenue in the fiscal year 2012. The loss of, or major reduction in business from, one or more of the major distributors could have a material adverse effect on our liquidity, financial position, or results of operations.

We do not have a long history of selling and marketing our products.

We have limited marketing capabilities as compared to many of our competitors. We do not have a large sales, promotion and marketing budget. We are constrained by working capital and our ability to generate the necessary cash flow from business operations to re-invest in our marketing programs. As a result of our limited marketing capabilities, we are forced to rely upon customer / distributor referrals, trade publications and a small sales force. Our competitors have direct advertising and sales promotion programs for their products as well as sales and marketing personnel that may have a competitive advantage over us in contacting prospective customers / distributors. Our position in the industry is considered small in comparison to that of our competitors. We continue to develop and explore new marketing methods and techniques such as trade show representation and sales programs directed toward customers / distributors. Our ability to compete at the present time is limited. Our success depends upon the ability to market our products, penetrate and expand markets and form alliances with third party distributors.

There can be no assurances that:

•	our selling efforts will be effective;
•	we will obtain an expanded degree of market acceptance; or
•	we will be able to successfully form additional relationships with distributors to market our products.

We depend upon the marketability of our core products.

Diesel emission control technologies are our primary products. We may have to cease operations if our primary products fail to achieve market acceptance and/or generate significant revenues and/or experience product performance related issues. Additionally, the marketability of our products is dependent upon obtaining and maintaining verification and certifications as well as the effectiveness of the product in relation to various environmental regulations as well as competitor’s products in the various jurisdictions we market and sell our products.

We may not be able to obtain direct or indirect regulatory certification or verification approvals with respect to certain products.

The industry that we operate in is regulated. In the United States of America these regulations are enforced by U.S. Environmental Protection Agency and California Air Resources Board. We plan to further develop and market diesel emission control technologies and support products that meet new regulations enforced by these agencies. If we are unable to demonstrate the feasibility of these products or obtain in a timely manner the verification and or certifications for our products from such regulatory agencies as the EPA or CARB, we may have to abandon the products or alter our business plan. Such modifications to our business plan will have an adverse effect on revenue and our ability to achieve profitability. The regulatory approval process with EPA and CARB is complex and requires lengthy and expensive durability testing which must precede final certification/verification of products. We do not control the timeliness of the certification/verification process; however, we have taken steps to ensure the efficacy of our contribution to the certification/verification process.  Our consolidated balance sheet as of December 31, 2013 reflects a one-time warranty charge of $504,900 associated with certain verification procedures relating to the ThermaCat.  The actual amount of loss associated with such verification procedures, however, could be materially different.

We face constant changes in governmental standards by which our products are evaluated.

We believe that due to the constant focus on the environment and clean air standards throughout the world, we will be required in the future to adhere to new and more stringent regulations. Governmental agencies constantly seek to improve standards required for verification and or certification of products intended to promote clean air. In the event our products fail to meet these ever changing standards, some or all of our products may become obsolete or de-listed from government verification, having a direct negative effect on the Company’s ability to generate revenue and become profitable.

We face intense competition and rapid technological advances from competitors.

Competition among companies that provide solutions for pollution emissions from diesel engines is intense. Several companies market products that compete directly with our products. Other companies offer products that potential customers may consider to be acceptable alternatives to our products and services. We face direct competition from companies with far greater financial, technological, manufacturing and personnel resources. We also face direct competition with companies who purchase their substrates from others, and do further processing with their own formulas and fabrication for direct sale to the market place. Newly developed products could be more effective and lower priced than our current products or those we may develop in the future. Many of our current and potential future competitors have substantially more engineering, sales and marketing capabilities, substantially greater financial, technological and personnel resources, and broader product lines than we do. We also face indirect competition in the form of alternative fuel consumption vehicles such as those using methanol, hydrogen, ethanol and electricity.

We claim certain proprietary rights in connection with the design and manufacture of our products.

The protections provided by patents are important to our business, although we believe that no individual right is material to our business at the present time. There can be no assurance that these patents or existing or future trade secret protections that we seek will survive legal challenge, or provide meaningful levels of protection. Additionally, there can be no assurances when these patents or pending patents may be assigned to us directly. We do not presently have any worldwide patent protection or any immediate plans to file for protection in any foreign countries other than Canada. There can be no assurances that any patents we may have or have applied for or any agreements we have in place or will enter into will protect our technology and or prevent competitors from employing the use of our design and production information.

Attraction and retention of key personnel.

Our success depends in significant part, on the continued services of key technical, sales and senior management personnel. The loss of our executive officers or other key employees could have materially adverse effects on our business, results of operations and financial condition. Our success depends upon our continued ability to attract and attain highly qualified technical, sales and managerial personnel. There can be no assurances that we can attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future. At the present time certain key employees of the company and or subsidiaries do not have employment contracts and may be viewed as employees at will.

We are dependent upon key suppliers for certain materials which are one of the necessary components of our products.

The production process of our products includes certain raw materials including:

•	stainless steel;
•	substrates;
•	precious metals; and
•	electronic components.

An extended interruption of the supply of precious metals and components necessary for the production of our products could have an adverse effect on us. Furture, a substantial price increase of the raw materials that are components of our products could also have an adverse effect on our business. We currently relay on third party vendors to provide certain components of our products. We currently do not have any fixed commitments from suppliers to provide supplies.

We do not have a significant level of product recall insurance due to its high cost.

Our diesel emission control technologies products are subject to extended warranty programs that could generate substantive product liability and warranty claims against the Company. Our on-road diesel emission control systems which have been verified as a Level 3 technology are typically required to meet CARB limited warranty standard of 5 years or 100,000 miles or 2 years unlimited miles depending on engine application. Our off-road diesel emission control systems which have been verified as a Level 3 technology are typically required to meet CARB limited warranty standard of up to 5 years or 4,200 hours. Any failure of our products may result in a recall or a claim against us. Due to the high cost of product recall insurance, we do not maintain significant amounts of insurance to protect against claims associated with use of our products. Any claim against us, whether or not successful, may result in expenditure of substantial funds and litigation, may require management’s time and use of our resources and may have a materially adverse impact on our overall ability to continue operations.

Our success partially depends on joint ventures and/or relationships entered into or sought by us for development and sale of our products.

Our success partially depends on the relationships that it develops with various suppliers, OEM’s, dealers, and distributors for the further development and deployment of our technology in the field. We do not manage these entities nor is it assured that we will be able to create relationships with these entities. The absence of such relationships could adversely impact our business plans.

ITEM 1B. UNRESOLVED STAFF COMMENTS

ESW has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2013 fiscal year and that remained unresolved.

ITEM 2. PROPERTIES

We do not own real property. Through our subsidiary, ESW America, we lease our executive offices as well as our production and emissions testing laboratory facility which totals approximately 40,220 square feet. Our Pennsylvania facility is located at 200 Progress Drive, Montgomery Township, Pennsylvania. The lease for this facility expires on February 28, 2018, with an option exercisable by ESW America to extend the lease term.

Through ESWCT we lease an 18,000 square foot manufacturing facility at 7706 Trade Street, San Diego, CA, 92121. The lease for this facility expires on July 31, 2016, with an option exercisable by ESWCT to extend the lease term for two additional 36-month periods.

Through ESWCT we lease an1,808 square foot commercial property located in Richmond, California, used primarily to house ESWCT’s engineering and field service operations. The facility also serves as a training facility servicing northern California. The Lease provides for a 12-month lease term (commencing October 1, 2013), with an option exercisable by ESWCT to extend the lease term for one additional 12-month period.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we may be involved in a variety of claims, suits, investigations and proceedings arising from the ordinary course of our business, collections claims, breach of contract claims, labor and employment claims, tax and other matters. Although claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, we believe that the resolution of current pending matters will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flow. Regardless of the outcome, litigation can have an adverse impact on us because of legal costs, diversion of management resources and other factors.

  We are pursuing a lawsuit filed in the Supreme Court of the State of New York, County of Nassau, on October 18, 2012 for collection of unpaid invoices related to goods delivered to a former distributor.
  On November 30, 2013, we settled a claim brought against Cleaire by HNT Technology, Inc. (“HNT”), a former vender of Cleaire, on August 20, 2013 in the United States Bankruptcy Court, Northern District of California, San Jose Division (the “Bankruptcy Court”), in which HNT named us and ESWCT as co-defendants with Cleaire, alleging that ESWCT is the successor in interest to Cleaire. The complaint alleged that Cleaire had breached an agreement to purchase certain products from HNT. We entered into an Agreement to Purchase Inventory and Equipment and Settle Litigation (the “Settlement Agreement”) with the trustee (the “Trustee”) of HNT, pursuant to which, on November 30, 2013, we purchased the inventory to which the claim relates for $30,000, in exchange for which the complaint by HNT was dismissed and we and ESWCT were released of all claims.
  On October 15, 2013, we were notified of a revised claim filed in the Ontario, Canada Superior Court of Justice on a dispute with a past vendor of ESW Canada. Effective January 29, 2014, the claim was dismissed after we paid a settlement amount of $15,000.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUERS PURCHASES OF EQUITY SECURITIES

Shares of our common stock are quoted on the OTCQB under the symbol “ESWW”.

On March 31, 2014, the last reported closing sale price of our common stock was $50 per share. The following table sets forth, for the quarters indicated, the range of high and low closing sale prices for our common stock as reported on the OTCQB (as adjusted for the reverse split of our common stock consummated on May 24, 2013).

Period	High	Low

Year Ended December 31, 2012
First Quarter..........................................................................	160	$60
Second Quarter.....................................................................	160	60
Third Quarter.........................................................................	160	60
Fourth Quarter.......................................................................	140	40

Year Ending December 31, 2013
First Quarter..........................................................................	$80	$20
Second Quarter.....................................................................	80	40
Third Quarter.........................................................................	80	25
Fourth Quarter.......................................................................	50	21

Year Ended December 31, 2014
First Quarter (through March 28, 2014).........................	$50	$26

We have not declared or issued any dividends in the past, and we intend to retain future earnings, if any, for general business purposes and to repay debt.

As of March 31, 2014 there were approximately 140 stockholders of record of our common stock. We estimate there are approximately 835 additional stockholders with stock held in street name. On March 31, 2014, there were 125,742 shares of our common stock outstanding.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth as at December 31, 2013 securities authorized for issuance under equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION
	(A)	(B)	(C)	(D)
	Number of securities to be	Weighted-average	Number of securities to be	Number of securities remaining
	issued upon exercise of	exercise price of	issued upon vesting of	available for future issuance under
	outstanding options	outstanding options	outstanding restricted stock	equity compensation plans
PLAN CATEGORY			grants	(excluding securities in column A & C)
2010 Stock Option Plan
(Shareholder Approved.
Authorized - 2,500 shares)	413	$1,010	-	-
2013 Stock Option Plan
(Shareholder Approved.
Authorized - 20,000 shares)	-	-	6,007	9,302

The Company’s 2013 Stock Plan (the “2013 Stock Plan”), which is currently in effect, replaced the Company’s 2010 Stock Incentive Plan. While previously granted awards under the Company’s 2010 Stock Incentive Plan and 2002 Stock Option Plan will remain in effect in accordance with the terms of the individual awards, the 2013 Stock Incentive Plan replaced the Company’s 2010 Stock Incentive Plan and 2002 Stock Option Plan for grants following its adoption. The 2013 Stock Plan authorizes the granting of awards to employees (including officers) and directors of, and consultants to, the Company and its subsidiaries in the form of any combination of non-statutory stock options (“NSOs”), incentive stock options (“ISOs”), stock appreciation rights (“SARs”), shares of restricted stock, restricted stock units (“RSUs”) and performance shares and share units, other stock-based awards in the Committee’s discretion, and dividend equivalent rights (collectively, “Awards”).

Under the 2013 Stock Plan, the Company may deliver authorized but unissued shares of common stock, treasury shares of common stock, and shares of common stock acquired by the Company for the purposes of the 2013 Stock Plan.  Each Award will be evidenced by an agreement between the recipient and the Company setting forth the terms of the Award, as determined by the Committee.  A maximum of 20,000 shares of common stock will be available for grants pursuant to Awards under the 2013 Stock Plan.  The maximum number of shares of common stock with respect to which any individual may be granted Options or Stock Appreciation Rights during any one calendar year is 2,500 shares.  The 2013 Stock Plan is administered by the Compensation Committee.  The Compensation Committee has authority, subject to ratification by the Board, to interpret the 2013 Stock Plan, adopt administrative regulations, determine the recipients of Awards, and determine and amend the terms of Awards.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with ESW's Consolidated Financial Statements and Notes thereto included elsewhere in this Report.

This Form 10-K contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of ESW's business. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. ESW undertakes no obligation to publicly release any modifications or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, ESW caution investors that actual financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, ESW. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Risks and uncertainties inherent in forward-looking statements are set forth in the Risk Factor disclosure contained elsewhere in this report.

GENERAL OVERVIEW

In 2013, we continued executing against our objective of becoming a leading player in the diesel emissions control market by developing, certifying and commercializing best available diesel emission control technologies primarily for the MHDD on-road and off-road markets.  Our strategy is centered on increasing our market presence through our leading portfolio of CARB verified Level 3Plus diesel emissions technologies and focus on becoming the compliance solution provider to fleet owners and other end users across the United States as well as internationally.  In addition, ESW Group is focused on growing its presence in the emissions testing market focused across the diesel, natural gas and hybrid engine markets and spanning a wide array of applications from motorcycles and ATVs to heavy duty diesel engines.  We are also exploring opportunities in other diesel after treatment verticals and engine and fuel related opportunities that can leverage our knowledge base and capabilities surrounding the medium and heavy duty on-road and off-road markets.

As part of our growth strategy, we entered into an asset purchase agreement with the acting receiver for Cleaire, a company engaged in the design, development and manufacturing of retrofit emission control systems for diesel engines, on April 1, 2013 (the “Asset Purchase Agreement”).  On April 18, 2013, the Court issued the sale order to consummate the transactions contemplated by the Asset Purchase Agreement for a purchase price of $1.4 million plus a portion of gross profit realized on a certain purchase order.

Upon the completion of the transactions contemplated by the Asset Purchase Agreement and in accordance with FASB ASC 805, Business Combinations, we determined that the above noted Cleaire transaction does not constitute a business combination, and accordingly have accounted for the transaction as an asset acquisition.

Effective April 18, 2013, we established a new wholly-owned subsidiary, ESWCT, which houses the assets purchased from Cleaire. ESWCT operates out of San Diego, California.

Effective June 7, 2013, ESWCT entered into a commercial real estate lease with Trepte Industrial Park, Ltd., a California limited partnership. ESWCT leased approximately 18,000 square feet of commercial property located in San Diego, California, for housing ESWCT manufacturing and diesel particulate filter cleaning operations. This Lease has a 37-month term (commencing on July 1, 2013), with an option to extend the lease term for two additional 36-month periods. The current base rent under this lease is $15,300 per month. ESWCT operations in San Diego, California currently produce the LongMile-S™, Horizon™,   Vista™, Phoenix™ and Longview™.

Effective October 1, 2013 ESWCT leased an engineering and service facility in Richmond, California capable of design and development of diesel emission control systems. The facility also serves a as a service and training facility for northern California.

The cost of developing a complete range of products to meet regulations is substantial. We believe that we possess a competitive advantage in ensuring regulatory compliance by leveraging our testing and research facility in Montgomeryville, Pennsylvania to support our certification and verification efforts. Historically, we have also managed to offset some of these development costs through the application of research grants and tax refunds.

Following a first half of 2013 that was impacted by a slow MHDD retrofit market we experienced a strong demand for our products in the third and fourth quarter of 2013. The improved sales were driven primarily by pending compliance deadlines related to the CARB Truck and Bus Regulations. Our ESW America Air Testing business revenue contributed a total of $627,514 of revenue during the year ended December 31, 2013. Testing revenues were lower compared to the same period of 2012 due to weaker demand in the heavy duty diesel OEM testing market, offset by a growing number of testing customers. The ESW America testing lab capacity was primarily utilized for internal research and development work for our own products.

During the first half of 2013 we issued 10% Senior Secured Convertible Promissory Notes (“Existing Notes”) to certain lenders who are affiliated shareholders of the Company as described below under “Debt Structure”.  Proceeds of the Existing Notes funded the purchase of the Cleaire assets, and are being used for working capital, planned capital investments and other general corporate purposes.

On January 23, 2013, our board of directors approved a one-for-two thousand reverse split of our common stock. Upon the completion of the reverse stock split, which was effective on May 24, 2013, there was no change to our authorized shares of common stock, which remained at 250,000,000 shares, par value $0.001 per share. Issued and outstanding common stock was reduced from 228,213,173 shares to approximately 113,464 shares. At December 31, 2013 we had 125,742 common stock issued and outstanding.

Effective October 4, 2013, we registered 20,000 shares of Common Stock (par value $0.001 per share) under Form S-8 that are issuable under the Environmental Solutions Worldwide, Inc. 2013 Stock Plan.  See “Executive Compensation – 2013 Stock Plan”.

In December 23, 2013, we filed a Form S-1 Registration Statement under the Securities Act Of 1933 relating to a subscription rights offering to shareholders described below under “Debt Structure”.  This registration statement registers $4,596,929 in 10% Senior Secured Convertible Promissory Notes due 2018 (the “New Notes” and, together with the Existing Notes, the “Notes”) and the potential 152,899 shares of common stock issuable upon conversion of the Notes and, if applicable, as payment of interest on the Notes by the Company. The Registration Statement was declared effective by the Securities and Exchange Commission on February 12, 2014. In March 2014, we filed a form 424B3 with the Securities and Exchange Commission (“the prospectus”) and commenced the rights offering by mailing the prospectus and related documents to our shareholders of record as of February 13, 2014.

Comparison of the YEAR Ended DECEMber 31, 2013 to the YEAR Ended DECEMber 31, 2012

Results of Operations

Revenues for the year ended December 31, 2013, increased by 66.7 percent, to $17,544,469, from $10,526,323 for the year ended December 31, 2012. The increase in revenues in 2013 is due to ESW’s growing product offerings and our increased market share of the MHDD retrofit market, as well as a higher demand for diesel emission control products due to compliance deadlines related to the CARB Truck and Bus Regulations in California.

Cost of revenue as a percentage of revenues for the year ended December 31, 2013 was 63.4 percent compared to 65.9 percent for the year ended December 31, 2012. Cost of revenue for the year ended December 31, 2013 increased by $4,186,976 or 60.3 percent. In addition to increased costs commensurate with increased revenues, the cost of revenue during the year ended December 31, 2013 increased due to the inclusion of an estimated one-time warranty charge of $1,000,000 related to the assumption of warranties for legacy Cleaire products in the field as well as an additional one-time warranty charge of $504,900 associated with certain verification procedures relating to the ThermaCat. The actual amount of loss associated with such assumption of warranties and/or verification procedures could be materially different). Gross margin for the year ended December 31, 2013 was 36.6 percent compared to 34.1 percent for the year ended December 31, 2012.

Marketing, office and general expenses for the year ended December 31, 2013 increased 34.2 percent to $4,450,823, from $3,317,720 for the year ended December 31, 2012. This is primarily due to: (a) an increase in factory expense of $214,817 mainly resulting from set-up expenses for ESWCT, (b) an increase in general administration expenses of $628,752 primarily due to increased business insurance expenses related to ESWCT operations and ESWCT set-up expenses, (c) an increase in administration salaries and wages of $367,464 mainly attributed to start of operations for ESWCT, and (d) an increase in investor relation costs of $103,109 related to costs in connection with corporate actions including the 2000:1 reverse split. The increases were offset by: (a) decrease in customer service, sales and marketing and selling expenses of $63,205, mainly related to a 2012 bad debt provision, and (b) decrease in facility expenses of $117,834 resulting from rent and cost savings related to the release of the Canadian facility in 2012.

Officers’ compensation and directors’ fees for the year ended December 31, 2013 increased by $105,864, or 13.3 percent, to $903,727 from $797,863 for the year ended December 31, 2012. The increase is mainly related to stock based compensation expense incurred on issuance of shares of restricted common stock to members of our board of directors.

Research and development (“R&D”) expenses for the year ended December 31, 2013 decreased by $108,362, or 14.3 percent, to $651,485 versus the year ended December 31, 2012. The primary driver of R&D expenses for the year ended December 31, 2013 centered on our pursuit of CARB verifications for Level III diesel emission control technologies for ESWCT. In 2013, we benefitted from research and development tax credits amounting to $40,946. During the year ended December 31, 2012 there was no grant funding or tax credit to offset R&D expenses.

Consulting and professional fees for the year ended December 31, 2013 amounted to $665,856, or an increase of $396,904, or 147.6 percent, compared to the year ended December 31, 2012. This increase resulted primarily from legal and consulting fees in connection with corporate actions, including the acquisition of certain assets from Cleaire and the related setup of ESWCT.

Depreciation and amortization expense for the year ended December 31, 2013 increased by $5,737, or 2.8 percent to $209,548 from $203,811 for the year ended December 31, 2012.

Foreign exchange gain for the year ended December 31, 2013, was $25,232 as compared to a loss of $72,517 for the year ended December 31, 2012. This is a result of the fluctuation in the exchange rate of the Canadian Dollar to the United States Dollar.

Impairment loss for the year ended December 31, 2013 was $37,800 related to the impairment of patents and trademarks. For the year ended December 31, 2012, we had valued the impairment loss at $31,172 for the balance of the office equipment, furniture and fixtures of ESW Canada. The former landlord of the Canadian property terminated the lease for the facility as of May 1, 2012.

Loss from operations for the year ended December 31, 2013 decreased to $527,561 from $1,866,169 for the year ended December 31, 2012. Our loss from operations for the year ended December 31, 2013 included the following non-cash items: a warranty provision increase of $1,580,205, depreciation and amortization expenses of $562,709, stock based compensation expense of $313,406, loss on impairment of property, plant and equipment and patents of $37,800, an allowance for doubtful accounts of $29,650 and a net gain on disposal of obsolete inventory of $22,350 (net of reserve on inventory obsolescence).  Loss from operations for the year ended December 31, 2013 also included expenses related to the set-up of ESWCT operations in San Diego, California.

Effective February 3, 2012 our wholly-owned non-operational subsidiary BBL Technologies Inc., (“BBL”) filed for bankruptcy in the Province of Ontario, Canada. Due to the insolvency of BBL, the redeemable Class A special shares were cancelled and we recorded a $453,900 gain on the consolidated statement of operations and comprehensive (loss) / income.

During the year ended December 31, 2013, we recorded the following costs and gain related to the Existing Notes:

•	$327,777	-	Interest on Existing Notes
•	$225,882	-	Debt related discount amortization
•	$1,947,357	-	Gain from change in fair value of conversion option derivative liability.

No costs related to financing and debt transactions were incurred in the year ended December 31, 2012.

Net income and comprehensive income before provision for income taxes for the year ended December 31, 2013 amounted to $866,137 as compared to a Net loss and comprehensive loss of $1,412,269 for the year ended December 31, 2012.

Income tax expense for the year ended December 31, 2013 amounted to $22,424, (for the year ended December 31, 2012 – $0). This amount mainly relates to income taxes in California.

Net income and comprehensive income after income taxes for the year ended December 31, 2013 amounted to $843,713 as compared to a net loss and comprehensive loss after income taxes of $1,412,269 for the year ended December 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Historically our principal sources of operating capital have been the proceeds from various financing transactions. During the year ended December 31, 2013, we used $183,831 of cash to sustain operating activities compared with $665,115 for the year ended December 31, 2012. As of December 31, 2013 and 2012, we had cash and cash equivalents of $4,077,096 and $253,998, respectively. During the second half of 2013 we generated cash from operations of $2,061,103.

Net cash used in operating activities for the year ended December 31, 2013 amounted to $183,831. This amount was attributable to the net income of $843,713, plus non-cash expenses primarily consisting of the change in fair value of conversion option derivative liability relating to the Existing Notes, warranty provisions and also consisting of expenses such as depreciation, stock based compensation, discount on Existing Notes, and others of $1,107,722, and a decrease in cash flows from operating activities of $2,135,266 primarily due to the purchase of inventory as part of the Cleaire asset acquisition.

Net cash used in operating activities for the year ended December 31, 2012 amounted to $665,115. This amount was attributable to the net loss of $1,412,269, plus non-cash expenses such as depreciation, impairment loss, stock based compensation, gain on deconsolidation of BBL and others of $888,973, and a decrease in cash flows from operating activities of $141,819.

Net cash used in investing activities such as acquisition of property, plant and equipment, addition to property, plant and equipment under construction and acquisition of patent and trademarks was $872,629 for the year ended December 31, 2013, as compared to $656,428 used in investing activities for the year ended December 31, 2012.

Net cash provided by financing activities totaled $4,879,558. Proceeds from the Existing Notes amounted to $5,000,000, offset by a loan payable repayment of $68,926 in principal and the re-purchase of common stock of $51,516 for the year ended December 31, 2013.  For the year ended December 31, 2012, $471,892 of net cash was generated from financing activities, with $500,000 in proceeds from a loan payable offset by $26,867 in principal repayment and $1,241 in repayment of a capital lease obligation.

ESW operates in a capital intensive and highly regulated industry that is subject to long product development timelines. ESW is focusing its research and development efforts on expanding the coverage of applications and engines for its diesel emission control technologies, as well as obtaining new off-road verifications for ESWCT.

ESW’s principal use of liquidity relates to the Company’s working capital needs and to finance any further capital expenditures or tooling needed for production and/or its testing facilities.

ESW anticipates certain capital expenditures during 2014 related to the general operations of its business as well as to upgrade ESWA’s testing facilities in Montgomeryville, PA according to our board approved capital expenditure plan.

Overall, capital adequacy is monitored on an ongoing basis by our management and reviewed quarterly by the Board of Directors. Historically the Company has sustained recurring operating losses. However, during the second half of 2013 ESW generated income from operations of $2,897,820 and cash from operations amounting to $2,061,104. The Company will use its cash on hand to fund planned capital expenditures.

DEBT STRUCTURE

At December 31, 2013, we had $3,682,732 (December 31, 2012 - $473,133) of debt on the consolidated balance sheet. Of this amount, $71,022 (December 31, 2012 - $68,926) is repayable in the next 12 months.

On March 22, 2013, the Company entered into a note subscription agreement and a security agreement and issued senior secured five (5) year convertible promissory notes (collectively the “Existing Loan Agreements”) to Black Family Partners LP, John J. Hannan, Orchard Investments, LLC and Richard Ressler (each individually an “Existing Lender” and collectively the “Existing Lenders”) who are current shareholders and may be deemed affiliates of the Company. Pursuant to the Existing Loan Agreements, the Existing Lenders made loans to the Company in the principal aggregate amount of $5.0 million (the “Existing Loan”), subject to the terms and conditions set forth in the Existing Loan Agreements and represented by senior secured convertible promissory notes (the “Existing Notes”), dated March 22, 2013, April 23, 2013 and June 27, 2013. The Existing Loan Agreements were approved by directors of the Company unaffiliated with the Existing Lenders.

Proceeds of the Existing Loan were used by the Company and/or its subsidiaries to fund the purchase of certain assets of Cleaire Advanced Emission Controls, LLC (“Cleaire”), and are being used by the Company and/or its subsidiaries for working capital, planned capital investments and other general corporate purposes.

The Existing Notes are secured by a lien on and a security interest in all assets, excluding certain collateral subject to pre-existing liens, of the following wholly owned subsidiaries of the Company, comprising substantially all of the assets of the Company, taken as a whole: TFI, ESW America, ESWT and ESW Cleantech, Inc.  The Existing Notes bear interest at a rate of 10% per annum compounded quarterly.  Interest is payable semi-annually in arrears in cash and at the Company’s election, during the term of the Existing Notes, up to two accrued and unpaid semi-annual interest payments can be paid in the form of the Company’s common stock, valued at the lesser of $80, subject to adjustment (the “Existing Note Conversion Price”) or the market value of the Company’s common stock as of the date of such payment (based on the average closing price of the Company’s common stock for the twenty trading days preceding such date), with interest payments commencing September 30, 2013. The Company made the first interest payment on the Existing Notes on October 1, 2013, and elected to do so in the form of common stock. At the option of the holders representing a majority of the then-outstanding principal balance of the Existing Notes together with the New Notes (as defined below), all principal, and interest amounts then outstanding under all of the Existing Notes shall be exchanged for shares of the Company’s common stock at the Existing Note Conversion Price.  The Existing Note Conversion Price is subject to anti-dilution adjustment in the event the Company at any time while the Existing Notes are outstanding issues equity securities including common stock or any security convertible or exchangeable for shares of common stock for no consideration or for consideration less than the Existing Note Conversion Price.  The anti-dilution protection excludes shares of common stock issuable upon the exercise of options or other securities granted to directors, officers, bona fide consultants and employees of the Company issued pursuant to a board approved option or incentive plan or stock, warrants or other securities issued to a bank or other financial institution in connection with a financing.

Effective October 1, 2013 the Company elected to pay and paid interest on the Existing Notes in the form of Common stock, as per the terms of the Existing Notes. The Company issued 8,000 shares as interest payment to four note holders for interest accrued up to September 30, 2013 totaling $200,000. The conversion price of the shares was $25 for the interest payment, which was based upon the market value of the Company’s common stock on the date of payment (determined by calculating the average closing price of the Company’s common stock for the twenty trading days preceding such date). Per the terms of the note interest payments can be paid in the Company’s common stock valued at the lesser of $80 per share, subject to adjustment, or the market value of the Company’s common stock. The Company has one more outstanding option to repay the accrued interest on the Notes in the form of in Common stock.

In connection with the Existing Loan, the Company further agreed to conduct a rights offering to all of its holders of common stock, offering all such holders the right to purchase up to their pro-rata Company ownership amount of 10% senior secured five (5) year convertible promissory notes (the “New Notes” and, together with the Existing Notes, the “Notes”) that will be substantially similar to the Existing Notes.  In connection with this rights offering, in December 2013, the Company filed a Form S-1 Registration Statement under the Securities Act Of 1933 to register an aggregate of $4,596,929 in New Notes) and the potential 152,899 shares of common stock issuable upon conversion of the Notes and, if applicable, as payment of interest on the Notes by the Company. The Registration Statement was declared effective by the Securities and Exchange Commission on February 12, 2014.  In March 2014, the Company filed a form 424B3 with the Securities and Exchange Commission (“the prospectus”) and commenced the rights offering by mailing the prospectus and related documents to our shareholders of record as of February 13, 2014.

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

CONTRACTUAL OBLIGATIONS

LEASES

Effective November 24, 2004, the Company’s wholly-owned subsidiary, ESWA, entered into a lease agreement for approximately 40,220 square feet of leasehold space at 200 Progress Drive, Montgomeryville, PA. The leasehold space houses the Company’s emissions testing facilities and also houses TFI’s manufacturing operations. The lease commenced on January 15, 2005. Effective October 16, 2009, the Company’s wholly-owned subsidiary ESWA entered into a lease renewal agreement with Nappen & Associates for the leasehold property in Pennsylvania. There were no modifications to the original economic terms of the lease under the lease renewal agreement. Under the terms of the lease renewal, the lease term was extended to February 28, 2013. Effective September 24, 2012, ESWA entered into a second lease amendment agreement with Nappen & Associates for the leasehold property in Pennsylvania, whereby ESWA extended the term of the lease agreement by an additional 5 years. There were no modifications to the original economic terms of the lease. Under the terms of the second lease renewal, the lease will expire on February 28, 2018.

On June 7, 2013, the Company’s wholly-owned subsidiary, ESWCT, entered into a commercial real estate lease with Trepte Industrial Park, Ltd., a California limited partnership, pursuant to which, ESWCT is leasing approximately 18,000 square feet of commercial property located in San Diego, California, to be used primarily for housing ESWCT’s manufacturing and diesel particulate filter cleaning operations. This lease provides for a 37-month lease term (commencing July 1, 2013), with an option exercisable by ESWCT to extend the lease term for two additional 36-month periods. The current base rent under this lease is $15,300 per month. Concurrently with the signing of this lease and pursuant to the terms thereof, ESWCT paid to the Lessor an amount equal to $155,600, which amount reflects the first month’s base rent, the security deposit, the funding required for improvements done by the Lessor at ESWCT’s request, and pre-paid rent. The amount will be credited against monthly base rent payable by ESWCT beginning in January 2014 and each month thereafter, provided that ESWCT shall not have defaulted under this lease.

Effective October 1, 2013, the Company’s wholly-owned subsidiary, ESWCT, entered into a commercial real estate lease with Marina Bay Crossing, LLC, a California Limited Liability Company, ESWCT leased approximately 1,808 square feet of commercial property located in Richmond, California, to be used primarily for housing ESWCT’s engineering and service operations. The facility also serves as a training facility servicing northern California. The Lease provides for a 12-month lease term (commencing October 1, 2013), with an option exercisable by ESWCT to extend the lease term for one additional 12-month period. The current rent under this lease is $2,182 per month.

The following is a summary of the minimum annual lease payments for the Pennsylvania and California leases:

Year Ending December 31,	Amount
2014	261,982
2015	372,935
2016	279,799
2017	180,990
2018	30,165
Total	$1,125,871

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

•        The Company is pursuing a lawsuit filed in the Supreme Court of the State of New York, County of Nassau, on October 18, 2012 for collection of unpaid invoices related to goods delivered to a former distributor.

•        On November 30, 2013, the Company settled a claim brought against Cleaire by HNT Technology, Inc. (“HNT”), a former vender of Cleaire, on August 20, 2013 in the United States Bankruptcy Court, Northern District of California, San Jose Division (the “Bankruptcy Court”), in which HNT named ESW and ESWCT as co-defendants with Cleaire, alleging that ESWCT is the successor in interest to Cleaire. The complaint alleged that Cleaire had breached an agreement to purchase certain products from HNT.  ESW entered into an Agreement to Purchase Inventory and Equipment and Settle Litigation (the “Settlement Agreement”) with the trustee (the “Trustee”) of HNT, pursuant to which, on November 30, 2013, ESW purchased the inventory to which the claim relates for $30,000, in exchange for which the complaint by HNT was dismissed and ESW and ESWCT were released of all claims.

•       On October 15, 2013, the Company was notified of a revised claim filed in the Ontario, Canada Superior Court of Justice in connection with a dispute with a past vendor of ESW Canada.  Effective January 29, 2014, the claim was dismissed after the Company paid a settlement amount of $15,000, as described in Note 19.

CRITICAL ACCOUNTING POLICIES

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

The estimates and judgments we make that affect the reported amount of assets, liabilities, revenues and expenses are based on historical experience and on various other factors, which we believes to be reasonable in the circumstances under which they are made. Actual results may differ from these estimates under different assumptions or conditions. We consider accounting policies related to amounts for inventory valuation, elements of an asset acquisition as of the date of acquisition, impairment of and useful lives of property plant and equipment, and the valuation of the stock-based compensation, conversion option derivative liability and warranty provisions to be critical accounting policies. The Company’s significant accounting policies are disclosed in Note 2 to the Consolidated Financial Statements of this 10-K report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in currency exchange rates and interest rates. The Company has foreign currency exposures at its foreign operations related to buying and selling currencies other than the local currencies. The risk under these interest rate and foreign currency exchange agreement is not considered to be significant.

FOREIGN EXCHANGE RISK

Our exposure to foreign currency translation gains and losses also arises from the translation of the assets and liabilities of its subsidiaries to U.S. dollars during consolidation. These risks have been significantly mitigated since ESW’s operations were re-located to the United States from Canada in October 2011.

In the consolidated statements of operations and comprehensive income / (loss) for the year ended December 31, 2013, ESW has recognized a translation loss of $25,232 as compared to a loss of $72,517 for the year ended December 31, 2012, primarily as a result of exchange rate differences between the U.S. dollar and the Canadian dollar.

INTEREST RATE RISK

ESW currently has no variable-rate long-term debt that exposes ESW to interest rate risk.

Report of Independent Registered Public Accounting Firm

To the Board or Directors and Shareholders of Environmental Solutions Worldwide, Inc.

We have audited the accompanying consolidated balance sheet of Environmental Solutions Worldwide, Inc. as of December 31, 2013, and the related consolidated statements of operations and comprehensive income / (loss), changes in stockholders' equity, and cash flows for the year then ended. Environmental Solutions Worldwide, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Environmental Solutions Worldwide, Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of Environmental Solutions Worldwide, Inc.’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Environmental Solutions Worldwide, Inc. as of December 31, 2013, and the results of its operations and its cash flows for the year then ended  in conformity with accounting principles generally accepted in the United States of America.

                                                                                                /s/ MNP LLP

                                                                                                Chartered Professional Accountants

Licensed Public Accountants

Toronto, Ontario

March 31, 2014

ACCOUNTING › CONSULTING › TAX 701 EVANS AVENUE, 8TH FLOOR, TORONTO ON, M9C 1A3 P: 416.626.6000 F: 416.626.8650 MNP.ca

F1

MSCM LLP

Accpountants & Advisors for a Complex World

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Environmental Solutions Worldwide, Inc.

We have audited the accompanying consolidated balance sheet of Environmental Solutions Worldwide, Inc. (the “Company”) as of December 31, 2012, and the related consolidated statement of operations and comprehensive loss, changes in stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the December 31, 2012 consolidated financial statements, the Company’s experience of negative cash flows from operations and its dependency upon future financing raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1 of the December 31, 2012 consolidated financial statements. The consolidated financial statements as of December 31, 2012 do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MSCM LLP

Toronto, Canada

March 31, 2013

701 Evans Avenue, 8th Floor, Toronto ON M9C 1A3, Canada  T(416)626-8650  MSCM. CA

F2

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,	DECEMBER 31,
	2013	2012

ASSETS

Current Assets
Cash and cash equivalents (Note 5)	$ 4,077,096	$ 253,998
Accounts receivable, net of allowance
for doubtful accounts of $250,862 (2012 - $221,212) (Note 2)	1,888,511	1,322,320
Inventory, net of reserve of $246,509 (2012 - $252,473) (Note 6)	3,693,367	1,962,278
Prepaid expenses and sundry assets (Note 15)	750,835	133,438
Total current assets	10,409,809	3,672,034

Property, plant and equipment under construction (Note 7)	431,022	350,431

Property, plant and equipment, net of accumulated
depreciation of $3,294,168 (2012 - $2,735,691) (Note 7)	1,574,181	1,382,653

	$ 12,415,012	$ 5,405,118

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable (Note 14)	$ 1,656,379	$ 1,457,091
Accrued liabilities (Notes 10 and 14)	1,007,920	344,288
Warranty provision (Note 15)	1,723,769	143,564
Customer deposits	124,645	73,078
Current portion of loan payable (Note 9)	71,022	68,926
Total current liabilities	4,583,735	2,086,947

Long-term Liabilities
Promissory notes payable (Note 10)	2,146,780	-
Conversion option derivative liability (Note 11)	1,131,745	-
Loan payable (Note 9)	333,185	404,207

Total long-term liabilities	3,611,710	404,207

Total liabilities	8,195,445	2,491,154

Commitments and Contingencies (Note 15)

Stockholders' Equity (Note 13)
Common stock, $0.001 par value, 250,000,000
shares authorized; 125,742 (2012 - 112,049)
shares issued and outstanding	125	112
Additional paid-in capital	57,541,924	57,080,047
Accumulated other comprehensive income	344,183	344,183
Accumulated deficit	(53,666,665)	(54,510,378)

Total stockholders' equity	4,219,567	2,913,964

	$ 12,415,012	$ 5,405,118

Subsequent event (Note 19)

The accompanying notes are an integral part of these consolidated financial statements.

F3

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / (LOSS)
FOR THE YEARS ENDED DECEMBER 31,

	2013	2012
Revenue	$ 17,544,496	$ 10,526,323

Cost of revenue (Notes 2, 6 and 7)	11,127,586	6,940,610

Gross profit	6,416,910	3,585,713

Operating expenses
Marketing, office and general expenses (Note 9)	4,450,823	3,317,720
Officers' compensation and directors' fees (Note 14)	903,727	797,863
Research and development costs (Note 2 and 7)	651,485	759,847
Consulting and professional fees (Note 14)	665,856	268,952
Depreciation and amortization (Note 7)	209,548	203,811
Foreign exchange loss	25,232	72,517
Loss on impairment of patents and property, plant and equipment, net (Notes 4 and 7)	37,800	31,172

	6,944,471	5,451,882

Loss from operations	(527,561)	(1,866,169)

Gain on deconsolidation of subsidiary (Note 8)	-	453,900
Interest on promissory notes payable (Notes 10 and 14)	(327,777)	-
Accretion of discount on promissory notes payable (Note 10)	(225,882)	-
Change in fair value of conversion option derivative liability (Note 11)	1,947,357	-

Net income / (loss) and comprehensive income / (loss) before provision for income taxes	866,137	(1,412,269)
Income taxes (Note 12)	22,424	-

Net income / (loss) and comprehensive income / (loss)	$ 843,713	$ (1,412,269)

Net earnings / (loss) per share (Note 17)
Basic	$ 7.31	$ (16.99)
Fully diluted	$ (3.09)	$ (16.99)

Weighted average number of shares outstanding (Note 17)
Basic	115,417	109,833
Fully diluted	177,917	109,833
The accompanying notes are an integral part of these consolidated financial statements.

F4

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2013

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity

Balance, January 1, 2012	109,725	$ 110	$ 56,825,969	$ 344,183	$(53,098,109)	$ 4,072,153

Net loss	-	-	-	-	(1,412,269)	(1,412,269)

Stock-based compensation (Note 13)	2,324	2	254,078	-	-	254,080

Balance, December 31, 2012	112,049	112	57,080,047	344,183	(54,510,378)	2,913,964

Net income	-	-	-	-	843,713	843,713

Stock-based compensation (Note 13)	6,335	6	313,400	-	-	313,406

Repurchase of common stock (Note 2)	(642)	(1)	(51,515)	-	-	(51,516)

Shares issued in settlement of interest (Notes 10 and 14)	8,000	8	199,992	-	-	200,000

Balance December 31, 2013	125,742	$ 125	$ 57,541,924	$ 344,183	$(53,666,665)	$ 4,219,567

The accompanying notes are an integral part of these consolidated financial statements.

F5

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,
	2013	2012

Net income / (loss)	$ 843,713	$ (1,412,269)

Adjustments to reconcile net income / (loss) to net cash
used in operating activities:
Depreciation and amortization (Note 7)	562,709	586,196
Loss on patents and impairment of property, plant and equipment, net	37,800	31,172
Interest on promissory notes payable	327,777	-
Amortization of discount on promissory notes payable	225,882	-
Change in fair value of conversion option derivative liability	(1,947,357)	-
Stock-based compensation	313,406	254,080
Allowance for doubtful accounts	29,650	218,952
Warranty provision	1,580,205	-
Write down of inventory	230,002	252,473
Recovery on disposal of inventory	(252,352)	-
Gain on deconsolidation of subsidiary	-	(453,900)

	1,107,722	888,973

Decrease in cash flows from operating
activities resulting from changes in:
Accounts receivable	(595,841)	(336,538)
Inventory	(1,708,738)	216,276
Prepaid expenses and sundry assets	(617,397)	161,773
Accounts payable and accrued liabilities	735,143	(256,408)
Customer deposits	51,567	73,078

	(2,135,266)	(141,819)

Net cash used in operating activities	(183,831)	(665,115)

Investing activities:
Proceeds from sale of property, plant and equipment	-	13,666
Acquisition of patent and trademarks	(42,000)	-
Acquisition of property, plant and equipment	(467,316)	(625,731)
Addition to property, plant and equipment under construction	(363,313)	(44,363)

Net cash used in investing activities	(872,629)	(656,428)

Financing activities:
Proceeds from notes payable to related parties	5,000,000	-
Payment for fractional shares	(51,516)	-
Proceeds of loan payable	-	500,000
Repayment of loan payable	(68,926)	(26,867)
Repayment of capital lease obligation	-	(1,241)

Net cash provided by financing activities	4,879,558	471,892

Net change in cash and equivalents	3,823,098	(849,651)

Cash and cash equivalents, beginning of year	253,998	1,103,649

Cash and cash equivalents, end of year	$ 4,077,096	$ 253,998

Supplemental disclosures:

Cash interest paid	$ 13,251	$ 6,421
Property, plant and equipment included in accounts payable	$ -	$ 223,619
Interest paid in common stock	$ 200,000	$ -
Transfer from property, plant and equipment under construction to property, plant and equipment	$ 282,721	$ 699,939

The accompanying notes are an integral part of these consolidated financial statements.

F6

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE 1 - NATURE OF BUSINESS

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

As of December 31, 2013, the Company has an accumulated deficit of $53,666,665 and has cash and cash equivalents of $4,077,096.  Based on cash and cash equivalents, anticipated revenues and spending levels, the Company estimates that it has sufficient cash resources to meet its anticipated net cash needs through the next twelve months.

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

On April 18, 2013, ESW formed ESWCT, a Delaware corporation, which houses ESW’s San Diego manufacturing operations. ESWCT is located 7706 Trade Street, San Diego, CA, 92121.

REVERSE STOCK-SPLIT

On May 24, 2013, ESW affected a one-for-two thousand reverse stock split of its common stock. As a result all outstanding common stock, and per share amounts contained in the consolidated financial statements and related notes have been retroactively adjusted to reflect this reverse stock-split for all periods presented. No fractional shares were issued resulting in a decrease to the outstanding shares on a post-split basis. In lieu of fractional shares, holders were paid cash equal to the number of shares of common stock held by any such holder immediately prior to the reverse stock split that were not combined into whole shares, multiplied by the fair market value of one pre-reverse stock split share.  In lieu of issuing fractional shares, the Company paid holders cash in aggregate of $51,516.

ESTIMATES

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Significant estimates include amounts for inventory valuation, valuation and identification of the elements of an asset acquisition as of the date of acquisition, impairment of and useful lives of property plant and equipment, the valuation of the stock-based compensation and conversion option derivative liability, and warranty provisions.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is estimated and recorded based on management’s assessment of the credit history with the customer and the current relationships with them. On this basis management has determined that an allowance for doubtful accounts of $250,862 and $221,212 was appropriate as of December 31, 2013 and 2012, respectively.

STOCK-BASED COMPENSATION

The Company records expense for stock-based compensation in accordance with the provisions of Accounting Standards Codification (“ASC”) 718-10-10, "Compensation — Stock Compensation," and related Interpretations. Disclosures required with respect to the fair value measurement and recognition methods prescribed are presented in Note 13.

F7

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

IMPAIRMENT OF LONG-LIVED ASSETS

The Company follows the ASC Topic 360, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the assets’ carrying amounts may not be recoverable. In performing the review for recoverability, if future undiscounted cash flows (excluding interest charges) from the use and ultimate disposition of the assets are less than their carrying values, an impairment loss represented by the difference between its fair value and carrying value, is recognized. Properties held for sale are recorded at the lower of the carrying amount or the expected sales price less costs to sell. Management reviewed certain assets for impairment in the first quarter of 2012 (see Note 7 for details).

PATENTS AND TRADEMARKS

Patents and trademarks are measured at the cost incurred to acquire them from an independent third party (see Note 4). Topic 350-20, Goodwill, and 350-30, General Intangibles Other than Goodwill, in the ASC requires intangible assets with a finite life be tested for impairment whenever events or circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. An impairment loss would be recognized when the carrying amount of an asset exceeds the estimated discounted cash flow used in determining the fair value of the asset.

Patents and trademarks were acquired as part of the Cleaire asset acquisition (Note 4) and were being amortized on a straight-line basis over their estimated useful lives of five years. Amortization expense was $4,200 for the year ended December 31, 2013 (2012 - $0).

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

The loan payable is measured using level 2 inputs; the interest rate on this loan approximates a market rate based on the Company’s incremental borrowing rate.

F8

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

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is reassessed at the end of each reporting period. If reclassification is required, the fair value of the derivative instrument, as of the determination date, is reclassified. Any previous charges or credits to income for changes in the fair value of the derivative instrument are not reversed. Derivative instrument liabilities are classified in the consolidated balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within twelve months of the balance sheet date.

REVENUE RECOGNITION

The Company derives revenue primarily from the sale of its catalytic products. In accordance with Staff Accounting Bulletin No. 104, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the amount is fixed or determinable and collection is reasonably assured.

The Company also derives revenue (approximately 3.6% and 7.3% of total revenue during the years ended December 31, 2013 and 2012, respectively) from providing air testing and environmental certification services. Revenues are recognized upon delivery of testing services when persuasive evidence of an arrangement exists and collection of the related receivable is reasonably assured.

EARNINGS/LOSS PER SHARE OF COMMON STOCK

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

F9

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

SHIPPING AND HANDLING COSTS

The Company’s shipping and handling costs of $121,259 and $104,961 are included in cost of revenues for the year ended December 31, 2013 and 2012, respectively. Additionally, the Company has recorded recoveries of these costs amounting to $97,091 and $86,101, which are included in revenue for the years ended December 31, 2013 and 2012.

RESEARCH AND DEVELOPMENT

The Company is engaged in research and development work. Research and development costs are charged as operating expense of the Company as incurred. Any grant money received for research and development work is used to offset these expenditures. For the years ended December 31, 2013 and 2012, the Company expensed $651,485 and $759,847, net of grant revenues, respectively, towards research and development costs. For the years ended December 31, 2013 and 2012, gross research and development expense, excluding any offsetting grant revenues, amounted to $692,431 and $759,847, respectively, and grant revenues amounted to $40,946 and $0, respectively.

FOREIGN CURRENCY TRANSLATION

The functional currency of the Company and its foreign subsidiaries is the U.S. dollar. All of the Company’s revenue and materials purchased from suppliers are denominated in, or linked to, the U.S. dollar. Transactions denominated in currencies other than the functional currency are converted to the functional currency on the transaction date, and any resulting assets or liabilities are further translated at each reporting date and at settlement. Gains and losses recognized upon such translations are included within foreign exchange loss in the consolidated statements of operations and comprehensive income / (loss).

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

SEGMENT REPORTING

ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, establishes standards for the way that public business enterprises report information about operating segments in the Company’s consolidated financial statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. ESW operates in two reportable segments; medium and heavy duty diesel retrofit operations and air testing services (see Note 16). ESW’s chief operating decision maker is the Company’s Executive Chairman.

COMPARATIVE FIGURES

Certain 2012 figures have been reclassified to conform to the current consolidated financial statement presentation.

NOTE 3 – RECENTLY ISSUED ACCOUNTING STANDARDS AND RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

“Income Taxes (ASC Topic - 750): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists" ("ASU 2013-11") was issued during July 2013. FASB issued guidance on how to present an unrecognized tax benefit. The guidance is effective for annual periods beginning after December 15, 2013. Management does not believe that the adoption of the accounting pronouncement would have a material effect on the accompanying consolidated financial statements.

F10

NOTE 4 – ASSET ACQUISITION

On April 18, 2013, ESW through a new-wholly owned subsidiary ESWCT, completed the transactions contemplated by the Asset Purchase Agreement, dated April 1, 2013 with David P. Stapleton (the “Receiver”), as the receiver for Cleaire, a Delaware limited liability company.  Prior to shutdown of its operations in January 2013, Cleaire was engaged in the design, development and manufacturing of retrofit emission control systems for diesel engines. Subject to the terms and conditions of the asset purchase agreement, the Company was selected as (and agreed to act as) the “stalking horse bidder” to buy certain of Cleaire’s assets for a purchase price of $1.4 million plus a portion of gross profit realized on a certain purchase order. The purchased assets included inventory, machinery and equipment and patents and trademarks.

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

The purchase price allocation was allocated based on the relative fair value of the assets acquired at the asset acquisition date:

Assets acquired	April 18, 2013
Inventory	$1,260,000
Machinery and equipment	98,000
Patents and trademarks	42,000
$1,400,000

Effective December 31, 2013 the Company performed an annual impairment test of Patents and trademarks and concluded that the undiscounted cash flows estimated to be generated by these assets are less than their carrying amounts. Patents and Trademarks were impaired and the Company recorded an impairment charge of $37,800 (net of amortization) that reduced the carrying value of these assets to zero.

NOTE 5 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and highly liquid investments purchased with original maturities of generally 90 days or less at the date of purchase. At December 31, 2013 and 2012, all of the Company’s cash and cash equivalents consisted of cash.

NOTE 6 - INVENTORY

Inventory consists of:

	December 31,	December 31,
Inventory	2013	2012
Raw materials	$1,964,412	$914,310
Work-in-process	1,950,642	1,234,375
Finished goods	6,868	28,660
Parts	17,954	37,406
	3,939,876	2,214,751
Less: reserve for inventory obsolescence	(246,509)	(252,473)
Total	$3,693,367	$1,962,278

During the year ended December 31, 2013, ESW recorded a write down on inventory of $230,002 which was subsequently sold as scrap for $252,352 resulting in a net gain on disposal of scrap inventory of $22,350 included in the cost of revenue. (2012 - $0).

F11

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31,	December 31,
Classification	2013	2012
Plant, machinery and equipment	$3,583,451	$3,164,175
Office equipment	186,916	75,572
Furniture and fixtures	1,063	2,893
Vehicles	17,038	-
Leasehold improvements	1,079,881	875,704
	4,868,349	4,118,344

Less: accumulated depreciation	(3,294,168)	(2,735,691)
	$1,574,181	$1,382,653

Depreciation and amortization expense recognized in the consolidated statements of operations and comprehensive income / (loss) was included in the following captions:

	For the years ended
	December 31,	December 31,
Depreciation Expense	2013	2012
Depreciation expense included in cost of revenue	$350,119	$332,664
Depreciation expense included in operating expenses	209,548	203,811
Depreciation expense included in research and development costs	3,042	49,721
Total depreciation expense	$562,709	$586,196

At December 31, 2013 and 2012, the Company had $431,022 and $350,431, respectively, of customized equipment under construction.

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

The details of impairment losses recognized as a result of the above are summarized in the following table:

For the year ended
Asset grouping	December 31, 2012
Furniture and fixtures (Abandonment)	$ 1,842
Office equipment (Abandonment)	2,182
Computer hardware (Abandonment)	18,905
Computer software (Abandonment)	21,909
Total impairment loss recognized	44,838

Gain on disposal of plant and equipment	(13,666)
Net impairment loss recognized	$ 31,172

F12

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

As of December 31, 2013 and 2012, the loan payable (current and long-term) amounted to $404,207 and $473,133, respectively.

For the years ended December 31, 2013 and 2012, the Company paid interest amounting to $13,251 and $6,421 on the loan and also repaid principal in the amount of $68,926 and $26,867, respectively. Interest expense is included under Marketing, office and general expenses in the consolidated statements of operations and comprehensive income / (loss).

As at December 31, 2013, $71,022 (2012 - $68,926) of the loan is repayable in the next 12 months with the remaining $333,185 (December 31, 2012 - $404,207) repayable thereafter.

Principal on the loan is repayable as follows:

Year Ending December 31,	Amount
2014	$ 71,022
2015	73,182
2016	75,408
2017	77,702
2018	80,065
Thereafter	26,828
Total	$404,207

NOTE 10 – SENIOR SECURED CONVERTIBLE PROMISSORY NOTES

On March 22, 2013, the Company entered into a note subscription agreement and a security agreement (the “Agreements”) and issued senior secured convertible promissory notes (the “Notes”) to four accredited investors who are currently shareholders (the “Holders”) and may be deemed affiliates of the Company (Note 14). Pursuant to the Agreements and Notes, the Holders made initial loans of $1,400,000 to the Company.

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

F13

At the option of the Holders, all principal, and interest amounts outstanding under all of the Notes may be exchanged for shares of the Company’s common stock at the Conversion Price. The Conversion Price is subject to an anti-dilution adjustment in the event the Company at any time, while the Notes are outstanding, issues equity securities including common stock or any security convertible or exchangeable for shares of common stock for no consideration or for consideration less than $80 per share. The anti-dilution protection excludes shares of common stock issuable upon the exercise of options or other securities granted to directors, officers, bona fide consultants and employees of the Company issued pursuant to a Board approved option or incentive plan or stock, warrants or other securities issued to a bank or other financial institution.

The Notes are secured by a lien on and a security interest in all assets of the following wholly-owned subsidiaries of the Company: TFI, ESWCT, ESWA and ESWT, excluding certain collateral subject to pre-existing liens.

The Company further agreed to conduct a rights offering to all of its holders of common stock, offering the right to purchase up to their pro-rata Company ownership amount of senior secured convertible promissory notes substantially similar to the Notes.  The Company commenced this rights offering in March 2014, as further described in Note 19.

On March 22, 2013, April 23, 2013 and June 27, 2013, the Company recorded a discount on the Notes equal to the fair value of the conversion option derivative liability (Note 11). This discount is amortized using the effective interest rate method at an interest rate of 9.6%, 17.3% and 38.3% for the March 22, April 23 and June 27 Notes, respectively, over the term of the Notes.

	Year ended December 31, 2013	Year ended December 31, 2012
Face value of March 22, 2013 notes payable	$1,400,000	$-
Face value of April 23, 2013 notes payable	1,600,000	-
Face value of June 27, 2013 notes payable	2,000,000	-
Total face value of promissory notes payable	5,000,000	-
Discount on promissory notes payable	(3,079,102)	-
Accretion of discount on promissory notes payable	225,882	-
	$2,146,780	$-

During the years ended December 31, 2013 and 2012, accretion of discount on promissory notes payable amounted to $225,882 and $0, respectively.

During the years ended December 31, 2013 and 2012, interest expense on the Notes amounted to $327,777 and $0, respectively.

Effective October 1, 2013 the Company elected to pay and paid interest on the Senior Secured Convertible Promissory Notes in the form of Common stock, as per the terms of the Notes. The Company issued 8,000 shares as interest payment to four note holders for interest accrued up to September 30, 2013 totaling $200,000. The conversion price of the shares was $25 for the interest payment, which was based upon the market value of the Company’s common stock on the date of payment (determined by calculating the average closing price of the Company’s common stock for the twenty trading days preceding such date). Per the terms of the note interest payments can be paid in the Company’s common stock valued at the lesser of $80 per share, subject to adjustment, or the market value of the Company’s common stock.

For the years ended December 31, 2013 and 2012, interest expense accrued on the Notes included in accrued liabilities on the consolidated balance sheets amounted to $127,777 and $0, respectively.

NOTE 11 – CONVERSION OPTION DERIVATIVE LIABILITY

The Company’s Notes are subject to anti-dilution adjustments that allow for reductions in the Conversion Price in the event the Company subsequently issues equity securities including common stock or any security convertible or exchangeable for shares of common stock for no consideration or for consideration less than $80 per share. Simultaneously with any reduction to the Conversion Price, the number of shares of common stock that may be converted increases proportionately. The Company accounted for the conversion option in accordance with ASC Topic 815. Accordingly, the conversion option is not considered to be solely indexed to the Company’s own stock and, as such, is recorded as a liability.

The Company’s conversion option derivative liability for the Notes was measured at fair value on the dates of issue and at December 31, 2013 using a binomial lattice model.

Since the Conversion Price contains an anti-dilution adjustment, the probability that the Conversion Price of the Notes would decrease as the share price decreased was incorporated into the valuation calculation.

F14

The inputs into the binomial model are as follows:

	March 22, 2013	April 23, 2013	June 27, 2013	December 31, 2013
Closing share price	$40	$54	$80	$26
Conversion price	$80	$80	$80	$80
Risk free rate	0.80%	0.71%	1.38%	1.75%
Expected volatility	110%	126%	114%	117%
Dividend yield	0%	0%	0%	0%
Expected life	5 years	4.92 years	4.75 years	4.25 years

The fair value of the conversion option derivative liability was $1,131,745 at December 31, 2013 (2012 - $0). The change in the fair value of the conversion option derivative liability of $1,947,357 was recorded as a gain in the consolidated statement of operations for the year ended December 31, 2013.

	Year ended December 31, 2013	Year ended December 31, 2012
Beginning balance: Conversion option derivative liability	$-	$-
Origination of conversion option derivative liability on March 22, 2013	526,810	-
Origination of conversion option derivative liability on April 23, 2013	905,569	-
Origination of conversion option derivative liability on June 27, 2013	1,646,723	-
Gain on change in fair value of conversion option derivative liability, December 31, 2013	(1,947,357)	-
Ending balance: Conversion option derivative liability on December 31, 2013	$1,131,745	$-

NOTE 12 - INCOME TAXES

	2013	2012
Components of income (loss) before income taxes consists of the following:
U.S.	$1,684,260	$(13,201,210)
Foreign	(818,123)	11,788,941
	$866,137	$(1,412,269)

The provision (recovery) for income taxes consists of the following:
Current
Federal	$-	$-
State	22,424	-
Foreign	-	-
	22,424	-
Deferred	-	-
	$22,424	$-

F15

The reconciliation of the provision (recovery) for income taxes based on the U.S. statutory tax rate of 35.00% to the effective tax rates:

	2013	2012

Net loss before expense (recovery) of income taxes	$866,137	$(1,412,269)

Statutory rate	35.00%	35.00%
Expected income tax expense (recovery)	$303,148	$(494,290)

Difference in foreign tax rates	69,540	(1,002,060)
Other basis adjustment	(8,280)	(74,100)
Non-deductible expenses	109,692	983,100
Unrealized foreign exchange	6,370	-
Changes in unrecognized tax benefits	(458,046)	587,350
Expense (recovery) of income taxes	$22,424	$-

The components of deferred taxes are as follows:
	2013	2012
Deferred tax assets
Current

Inventory provision	$-	$77,380
Accrued liabilities	116,870	-
Warranty provision	603,320	88,370
Valuation allowance	(720,190)	(163,530)
	$-	$-
Long-term
Unrealized tax credits	$374,380	$407,560
Net operating losses	10,022,470	10,579,760
Valuation allowance	(10,396,850)	(10,987,320)
	$-	$-

Deferred tax liabilities	$-	$-

The change in the gross unrecognized tax benefits of the Company is as follows:

	2013	2012
Beginning balance	$11,000,470	$10,488,335
Additions related to the current year	1,105,367	687,260
Reductions related to prior years	(1,585,840)	(175,125)
Unrecognized tax benefits end of year	$10,519,997	$11,000,470

Deferred income taxes are provided as a result of temporary differences that arise due to the differences between the income tax values and the carrying amount of assets and liabilities.  Deferred income tax assets have not been recognized in respect of the following deductible temporary differences:

The Company calculates its income tax expense by estimating the annual effective tax rate and applying that rate to the year-to-date ordinary income at the end of the period. The Company records a tax valuation allowance when it is more likely than not that it will not be able to recover the value of its deferred tax assets.

F16

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest accrued on uncertain tax positions as well as interest received from favorable tax settlements within interest expense. The Company recognizes penalties accrued on unrecognized tax benefits within general and administrative expenses. As of December 31, 2013 and 2012, the Company had no uncertain tax positions.

The Company does not anticipate any significant changes to the total amounts of unrecognized tax benefits in the next twelve months. In many cases the Company’s uncertain tax positions are related to tax years that remain subject to examination by tax authorities. The following describes the open tax years, by major tax jurisdiction, as of December 31, 2013:

United States – Federal	2009 – present
United States – State	2009 – present
Canada – Federal	2010 – present
Canada – Provincial	2010 – present

NOTE 13 - STOCK OPTIONS AND RESTRICTED STOCK PLAN

Stock-based compensation consists of stock options and restricted stock issued by the Company as follows:

	For the years ended
	December 31,	December 31,
	2013	2012
Stock options	$20,708	$82,836
Restricted stock issuances	292,698	171,244
Total stock-based compensation	$313,406	$254,080

STOCK OPTIONS

 A summary of option transactions, including those granted pursuant to the terms of certain employment and other agreements are follows:

Details	Stock Purchase Options	Weighted Average Exercise Price
Outstanding, January 1, 2012	1,788	$1,200
Expired	(1,200)	(1,300)
Outstanding, December 31, 2012	588	$1,000
Expired	(175)	(957)
Outstanding, December 31, 2013	413	$1,010

At December 31, 2013 and 2012, the outstanding options have a weighted average remaining life of 19 months and 23 months, respectively. No stock options were granted during the years ended December 31, 2013 and 2012.

During the years ended December 31, 2013 and 2012, $20,708 and $82,836 respectively, of stock option expense has been recorded in officers’ compensation and directors’ fees in the consolidated statements of operations and comprehensive income / (loss). At December 31, 2013, the Company had outstanding options as follows:

Number of Options	Exercise Price	Expiration Date
300	$ 1,300	April 15, 2015
113	$ 240	June 30, 2016
413

RESTRICTED STOCK PLAN

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

F17

The 2013 Stock Plan authorizes the granting of awards to employees (including officers) and directors of, and consultants to, the Company and its subsidiaries in the form of any combination of non-statutory stock options (“NSOs”), incentive stock options (“ISOs”), stock appreciation rights (“SARs”), shares of restricted stock, restricted stock units (“RSUs”) and performance shares and share units, other stock-based awards in the Committee’s discretion, and dividend equivalent rights (collectively, “Awards”). Under the Plan, the Company may deliver authorized but unissued shares of common stock, treasury shares of common stock, and shares of common stock acquired by the Company for the purposes of the Plan.  Each Award will be evidenced by an agreement between the recipient and the Company setting forth the terms of the Award, as determined by the Committee.  A maximum of 20,000 shares of common stock will be available for grants pursuant to Awards under the Plan.  The maximum number of shares of common stock with respect to which any individual may be granted Options or Stock Appreciation Rights during any one calendar year is 2,500 shares.

The 2013 Stock Plan is administered by the Compensation Committee.  The Compensation Committee has authority, subject to ratification by the Board, to interpret the 2013 Stock Plan, adopt administrative regulations, determine the recipients of Awards, and determine and amend the terms of Awards.

Shares of restricted common stock issued were valued at the quoted market price on the dates of grant. During the years ended December 31, 2013 and 2012, $292,698 and $171,244, respectively, has been recorded in officers’ compensation and directors’ fees in the consolidated statements of operations and comprehensive income / (loss) for the fair value of each grant of restricted common stock. These amounts along with stock option expense (Note 13) have been included as stock-based compensation in the consolidated statements of changes in stockholders equity.

Date of Issuance	Number of restricted common stock issued	Stockholder’s Equity	Note
December 10, 2012	2,057	$ 152,244	(1)
December 31, 2012	42	10,000	(2)
December 31, 2012	225	9,000	(3)
Total December 31, 2012	2,324	$ 171,244

February 28, 2013	2,057	$ 152,245	(1)
December 31, 2013	3,620	123,345	(4)
December 31, 2013	658	17,108	(5)
Total December 31, 2013	6,335	$ 292,698

(1) Effective December 10, 2012, the Board, on the recommendation of its compensation committee, approved a one-time grant of 4,114 shares of restricted common stock from treasury to a member of the Company’s Board for services rendered as Executive Chairman, 2,057 shares of which were issued upon the date of grant. The shares of common stock were issued from treasury not under the Company’s 2010 stock incentive plan. Effective February 28, 2013, the Company issued 2,057 shares of restricted common stock valued at $152,245 from treasury, in accordance with the grant.

(2) Effective December 31, 2012, the Company issued 42 restricted shares of common stock to two board members in lieu of outstanding board fees under the 2010 stock plan.

(3) Effective December 31, 2012, the Company issued 225 restricted shares of common stock to seven board members in connection with restricted stock grants under the 2010 stock plan.

(4) Effective December 31, 2013, the Company issued 3,620 shares of restricted common stock valued at $123,345 to seven board members under the 2013 Stock Plan as per the approved board compensation structure.

(5) Effective December 31, 2013, the Company issued 658 shares of restricted common stock valued at $17,108 to two executive officers under the 2013 Stock Plan as per their approved executive compensation arrangements. Effective January 12, 2012, the Board, on the recommendation of its compensation committee, approved a management incentive plan which includes a 10% restricted stock pool for management. Key participants of this plan will be executive officers. Secondary participants will include other management and certain other employees. The program provides for 5 year vesting. The equity grants are effective subject to the execution of the requisite grant agreements. Stock-based compensation expense will be recorded as of the vesting terms of the grants

Of the 3,620 shares issued, 1,107 shares related to service as a board member in 2013, effective August 1, 2013, the Board, on the recommendation of its compensation committee, approved additional restricted stock grants to seven Board members under the 2013 Stock Plan. These grants form a portion of the Board compensation for 2013. Three of the seven Board members will receive 500 shares each, two of the seven Board members will receive 513 shares each and two of the seven Board members will receive 396 shares each. All such grants will vest in equal parts on December 31, 2013, December 31, 2014 and December 31, 2015.

Of the 3,620 shares issued, 2,338 shares were granted to seven directors related to services as board members in 2012. Effective August 1, 2013, the Board, on the recommendation of its compensation committee, approved a one-time restricted stock grant to these directors under the 2013 Stock Plan This restricted stock issuance will replace a restricted stock issuance that was planned for 2012 but not completed in 2012. As per the terms of the grants, each of the seven Board members will receive 500 shares vesting two-thirds on December 31, 2013 and one-third on December 31, 2014.  Of the 3,620 shares issued, 175 shares related to service as a board member in 2011.

F18

The following tables show the outstanding equity awards (unvested portion of restricted stock grants) at December 31, 2013.

Vesting date	Number of restricted common stock outstanding (unvested)
January 12, 2014	658
December 31, 2014	2,269
January 12, 2015	658
December 31, 2015	1,104
January 12, 2016	658
January 12, 2017	660
Total	6,007

NOTE 14 - RELATED PARTY TRANSACTIONS

In addition to reimbursement of business expenses, transactions with related parties include:

On April 19, 2011, the Company’s Board ratified a Services Agreement (the “Orchard Agreement”) between the Company and Orchard Capital Corporation (“Orchard”) which was approved by the Company’s Compensation Committee and was effective January 30, 2011. Under the Orchard Agreement, Orchard agreed to provide services that may be mutually agreed to by and between Orchard and the Company including those duties customarily performed by the Chairman of the Board and executive of the Company as well as providing advice and consultation on general corporate matters and other projects as may be assigned by the Company’s Board as needed. Orchard is controlled by Richard Ressler. Certain affiliated entities of Orchard as well as Richard Ressler own shares of the Company. On August 1, 2013, the Company’s Board ratified a change to the compensation terms under Services Agreement between the Company and Orchard. Compensation under the agreement was increased to $430,000 from $300,000 per annum effective August 1, 2013. During the years ended December 31, 2013 and 2012, management fees charged to operations amounted to $354,965 and $300,000, respectively. At December 31, 2013, $0 (2012 - $75,000) is included in accounts payable and $107,500 (2012 - $0) is included in accrued liabilities.

Mr. Nitin Amersey, a director of the Company, is listed as a control person with the Securities and Exchange Commission of Bay City Transfer Agency Registrar Inc., the Company’s transfer agent, and of Freeland Venture Resources Inc., which provides Edgar filing services to the Company. For the year ended December 31, 2013, the Company paid $47,539 to Bay City Transfer Agency Registrar Inc., for services rendered and $18,470 to Freeland Venture Resources Inc., for services rendered. For the year ended December 31, 2012, the Company paid $2,876 to Bay City Transfer Agency Registrar Inc., for services rendered and $8,420 to Freeland Venture Resources Inc., for services rendered. At December 31, 2013, accounts payable includes $1,000 (2012 - $0) due to these entities.

During the years ended December 31, 2013 and 2012 the Company paid Mr. Amersey $32,500 and $30,000, respectively, as fees, and 530 and 25 restricted common stock fair valued at $19,150 and $1,000, respectively, for services performed as audit committee chairperson.

Mr. John Dunlap, a director of the Company, is the President of Dunlap Group, which provides consulting services to the Company related to regulatory and regulatory compliance matters. During the years ended December 31, 2013 and 2012, the Company paid fees to Dunlap Group amounting to $24,686 and $0, respectively. During the years ended December 31, 2013 and 2012 the Company paid Mr. Dunlap $32,500 and $30,000, respectively, as fees, and 530 and 25 restricted common stock fair valued at $19,150 and $1,000, respectively, for services performed as compensation committee chairperson.

During years ended December 31, 2013 and 2012 the Company paid each of Mr. John Suydam and Mr. Zohar Loshitzer $8,333 and $8,333, respectively, as fees, and 491 and 25 restricted common stock fair valued at $17,980 and $1,000, respectively,  for serving as a director of the Company.

During years ended December 31, 2013 and 2012, no cash compensation was paid to each of Mr. John J. Hannan, Mr. Benjamin Black and Mr. Joshua Black. Mr. Benjamin Black and Mr. Joshua Black received 526 and 50 restricted common stock fair valued at $15,028 and $2,000, respectively, and Mr. John J. Hannan received 526 and 25 restricted common stock fair valued at $19,030 and $1,000, respectively, for serving as a director of the Company.

F19

Effective December 10, 2012, the Board approved a one-time grant of 4,114 shares of restricted common stock from treasury to Mr. Mark Yung, a member of the Company’s Board, for services rendered as Executive Chairman, 2,057 shares of which were issued upon the date of grant, and 2,057 shares of which were issued on February 28, 2013 (Note 13). The issued shares were valued at the quoted market price on the grant date. During the years ended December 31, 2013 and 2012, $152,245 and $152,244, respectively, has been recorded in officers’ compensation and directors’ fees in the consolidated statements of operations and comprehensive income / (loss) for the fair value of each grant of restricted common shares. The shares of common stock were issued from treasury, not under the Company’s 2010 stock incentive plan.

On March 22, 2013, April 23, 2013 and June 27, 2013, the Company issued an aggregate amount of $5,000,000 unsecured convertible promissory notes to certain shareholders and deemed affiliates of certain members of the Board of Directors (Note 10). Effective October 1, 2013 the Company elected to pay and paid interest on the Senior Secured Convertible Promissory Notes in the form of Common stock, as per the terms of the Notes. The Company issued 8,000 shares as interest payment to the note holders for interest accrued up to September 30, 2013 totaling $200,000. The conversion price of the shares was $25 for the interest payment, which was based upon the market value of the Company’s common stock on the date of such payment (determined by calculating the average closing price of the Company’s common stock for the twenty trading days preceding such date). Per the terms of the note interest payments can be paid in the Company’s common stock valued at the lesser of $80 per share, subject to adjustment, or the market value of the Company’s common stock. During the years ended December 31, 2013 and 2012, interest expense on the Notes amounted to $327,777 and $0, respectively.

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

On June 7, 2013, the Company’s wholly-owned subsidiary, ESWCT, entered into a commercial real estate lease with Trepte Industrial Park, Ltd., a California limited partnership.  ESWCT leased approximately 18,000 square feet of commercial property located in San Diego, California, to be used primarily for housing ESWCT’s manufacturing and diesel particulate filter cleaning operations. This lease provides for a 37-month lease term (commencing July 1, 2013), with an option exercisable by ESWCT to extend the lease term for two additional 36-month periods. The current base rent under this lease is $15,300 per month. Concurrently with the signing of this lease and pursuant to the terms thereof, ESWCT paid to the Lessor an amount equal to $155,600 which is included in prepaid expenses and sundry assets, this amount reflects the first month’s base rent, the security deposit, the funding required for improvements done by the Lessor at ESWCT’s request, and pre-paid rent. The amount will be credited against monthly base rent payable by ESWCT beginning in January 2014 and each month thereafter, provided that ESWCT shall not have defaulted under this lease.

Effective October 1, 2013, the Company’s wholly-owned subsidiary, ESWCT, entered into a commercial real estate lease with Marina Bay Crossing, LLC, a California Limited Liability Company, ESWCT leased approximately 1,808 square feet of commercial property located in Richmond, California, to be used primarily for housing ESWCT’s engineering and service operations. The facility also serves as a training facility servicing northern California. This lease provides for a 12-month lease term (commencing October 1, 2013), with an option exercisable by ESWCT to extend the lease term for one additional 12-month period. The current rent under this lease is $2,182 per month.

The following is a summary of the minimum annual lease payments for the Pennsylvania and California leases:

Year Ending December 31,	Amount
2014	$261,982
2015	372,935
2016	279,799
2017	180,990
2018	30,165
Total	$1,125,871

F20

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

•        The Company is pursuing a lawsuit filed in the Supreme Court of the State of New York, County of Nassau, on October 18,, 2012 for collection of unpaid invoices related to goods delivered to a former distributor.

•        On November 30, 2013, the Company settled a claim brought against Cleaire by HNT Technology, Inc. (“HNT”), a former vender of Cleaire, on August 20, 2013 in the United States Bankruptcy Court, Northern District of California, San Jose Division (the “Bankruptcy Court”), in which HNT named ESW and ESWCT as co-defendants with Cleaire, alleging that ESWCT is the successor in interest to Cleaire. The complaint alleged that Cleaire had breached an agreement to purchase certain products from HNT.  ESW entered into an Agreement to Purchase Inventory and Equipment and Settle Litigation (the “Settlement Agreement”) with the trustee (the “Trustee”) of HNT, pursuant to which, on November 30, 2013, ESW purchased the inventory to which the claim relates for $30,000, in exchange for which the complaint by HNT was dismissed and ESW and ESWCT were released of all claims.

•        On October 15, 2013, the Company was notified of a revised claim filed in the Ontario, Canada Superior Court of Justice in connection with a dispute with a past vendor of ESW Canada.  Effective January 29, 2014, the claim was dismissed after the Company paid a settlement amount of $15,000, as described in Note 19.

WARRANTY PROVISIONS

The Company is also exposed to warranty contingencies associated with certain verification procedures relating to the ThermaCat and to the assumption of warranties for legacy Cleaire products in the field. ESW has estimated a one-time charge of $1,000,000 related to its assumption of warranties for legacy Cleaire products in the field and a one-time warranty charge of $504,900 associated with certain verification procedures relating to the ThermaCat. The actual amount of loss associated with such assumption of warranties and/or verification procedures, however, could be materially different.  Both of these warranty charges are based on the estimated number of operational units, average remaining warranty life and cost of warrantable failure. These amounts, as well as the on-road and off-road warranty provision have been included in the warranty provision of $1,723,769 as of December 31, 2013.

As of December 31, 2013 and 2012, $1,723,769 and $143,564, respectively, were accrued as warranty provisions on the consolidated balance sheets. For the years ended December 31, 2013 and 2012, the total warranty, service, service travel and installation costs included in cost of revenue were $1,827,620 and $265,936, respectively.

STOCK ISSUANCE

Effective August 1, 2013, the Board of Directors on the recommendation of the Compensation Committee approved the issuance of 2,350 shares of common stock to the Executive Chairman of the Company for services, contingent upon conversion of the Notes, in order to maintain his percentage ownership interest in the Company.

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

F21

The Company evaluates performance based on several factors, of which the primary financial measure is net income. The accounting policies of the business segments are the same as those described in Note 2.. The following tables show the operations and certain assets of the Company’s reportable segments:

For the year ended December 31, 2013
	MHDD Retrofit	Air Testing	Unallocated	Adjustments and eliminations	Consolidated
Revenue from external customers	$16,916,982	$627,514	$-	$-	$17,544,496
Intersegment revenue	$-	$350,574	$-	$(350,574) (1)	$-
Net income / (loss)	$1,800,959	$(768,884)	$(188,362)	$-	$843,713
Property, plant and equipment additions	$467,283	$282,721	$-	$-	$750,004
Property, plant and equipment under construction additions	$13,631	$66,960	$-	$-	$80,591
Interest expense	$-	$13,251	$327,777	$-	$341,028
Depreciation and amortization	$130,532	$432,177	$-	$-	$562,709
As of December 31, 2013
	MHDD Retrofit	Air Testing	Unallocated	Adjustments and eliminations	Consolidated
Total assets	$7,202,958	$1,557,127	$3,654,927	$-	$12,415,012
Property, plant and equipment under construction	$15,030	$415,992	$-	$-	$431,022
Property, plant and equipment	$546,086	$1,028,095	$-	$-	$1,574,181
Accounts receivable	$1,833,950	$54,561	$-	$-	$1,888,511
Inventories	$3,693,367	$-	$-	$-	$3,693,367
For the year ended December 31, 2012
	MHDD Retrofit	Air Testing	Unallocated	Adjustments and eliminations	Consolidated
Revenue from external customers	$9,778,763	$747,560	$-	$-	$10,526,323
Intersegment revenue	$-	$184,744	$-	$(184,744) (1)	$-
Net loss	$309,303	$(716,348)	$(1,005,224)	$-	$-1,412,269
Property, plant and equipment additions	$31,604	$703,565	$-	$-	$735,169
Property, plant and equipment under construction additions	$150,616	$1,399	$-	$-	$152,015
Interest expense	$-	$6,421	$-	$-	$6,421
Depreciation and amortization	$112,614	$473,582	$-	$-	$586,196

F22

As of December 31, 2012
	MHDD Retrofit	Air Testing	Unallocated	Adjustments and eliminations	Consolidated
Total assets	$3,614,649	$1,776,344	$14,125	$-	$5,405,118
Property, plant and equipment under construction	$1,399	$349,032	$-	$-	$350,431
Property, plant and equipment	$205,135	$1,177,518	$-	$-	$1,382,653
Accounts receivable	$1,203,355	$118,965	$-	$-	$1,322,320
Inventories	$1,952,276	$10,002	$-	$-	$1,962,278

(1) There amounts represent revenues earned from services performed for the MHDD Retrofit segment and its profits, they are eliminated upon consolidation.

All of the Company’s revenue for the years ended December 31, 2013 and 2012 were derived from the United States. All property, plant and equipment (including property, plant and equipment under construction) are located in the United States at December 31, 2013 and 2012.

NOTE 17 – EARNINGS / (LOSS) PER SHARE

Potential common shares of 413 related to ESW's outstanding stock options and potential common shares of 6,007 related to restricted common stock grants outstanding (unvested were excluded from the computation of diluted earnings per share for the year ended December 31, 2013 because the inclusion of these shares would be anti-dilutive.

The reconciliation of the number of shares used to calculate the earnings / (loss) per share for the years ended December 31, 2013 and 2012 is estimated as follows:

	Years ended December 31,
	2013	2012

Numerator
Net income / (loss)	$ 843,713	$ (1,412,269)

Gain on deconsolidation of subsidiary	-	(453,900)
Interest on promissory notes payable	327,777	-
Amortization of discount on promissory notes payable	225,882	-
Change in fair value of conversion option derivative liability	(1,947,357)	-
	$ (549,985)	$ (1,866,169)
Denominator
Weighted average number of shares outstanding	115,417	109,833
Dilutive effect of :
Stock options	-	-
Restricted stock grants	-	-
Promissory notes payable conversion	62,500	-
Diluted weighted average shares outstanding	177,917	109,833

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

F23

Accounts Receivable and Concentrations of Credit Risk: The Company performs on-going credit evaluations of its customers’ financial condition and generally does not require collateral from its customers. Three of its customers accounted for 23.0%, 11.1% and 11.1%, respectively, of the Company’s revenue during the year ended December 31, 2013 and 23.1%, 17.2% and 10.0% respectively, of its accounts receivable as of December 31, 2013.

Three of the Company’s customers accounted for 27.8%, 15.8% and 7.7%, of revenue during the year ended December 31, 2012 and 13.7%, 12.1% and 11.2%, respectively, of its accounts receivable as of December 31, 2012.

For the year ended December 31, 2013, the Company purchased approximately 18.8% and 12.3% of its inventory from two vendors.

For the year ended December 31, 2012, the Company purchased approximately 19.1% and 12.0% of its inventory from two vendors.

The accounts payable to these vendors aggregated to $953,321 and $483,717 as of December 31, 2013 and 2012, respectively.

NOTE 19 - SUBSEQUENT EVENTS

Effective January 29, 2014, the Company settled a claim filed in the Ontario, Canada Superior Court of Justice on a trade dispute with a past vendor of ESW Canada. The Company paid the vendor $15,000 as part of the settlement and full discharge of the matter.

On February 12, 2014, the Securities And Exchange Commission declared effective a Form S-1 Registration Statement under the Securities Act Of 1933 originally filed by the Company on December 23, 2013 (“Registration Statement”). The Registration Statement relates to the subscription rights offering to existing Company shareholders that the Company agreed to conduct in connection with the 2013 issuance of senior secured convertible promissory notes to accredited investors, as described in Note 10. The Registration Statement registers an aggregate of $4,596,929 new 10% Senior Secured Convertible Promissory Notes due 2018 (the “New Notes”) as well as potential 152,899 shares of common stock issuable upon conversion of the Notes and, if applicable, as payment of interest on the Notes by the Company. In March, 2014, the Company filed a form 424B3 with the Securities And Exchange Commission (“the prospectus”) and commenced the rights offering by mailing the prospectus and related documents to the Company’s shareholders of record as of February 13, 2014.

F24

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 31, 2013, we received notice that, effective as of June 1, 2013, MSCM LLP (“MSCM”), the Company’s independent registered public accountants, merged with MNP LLP (“MNP”).  Most of the professional staff of MSCM continued with MNP either as employees or partners of MNP and will continue their practice with MNP.

During 2013 (through June 1 ) and the fiscal year ended December 31, 2012, there were no disagreements between the Company and MSCM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of MSCM, would have caused MSCM to make reference to the subject matter of the disagreements in connection with our audit reports on the Company’s financial statements.  During the Company’s past fiscal years ended December 31, 2012 and the interim period through June 4, 2013, MSCM did not advise the Company of any of the matters specified in Item 304(a)(1)(v) of Regulation S-K.

As the merger of MSCM and MNP is viewed as a change in reporting accountants due to the change in legal entity, the Company’s board of directors and Audit Committee elected to retain MNP as of June 1, 2013. During the period preceding the merger of MSCM and MNP, the Company had no consultations with MNP (other than communications with former MSCM personnel) regarding (a) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements as to which the Company received a written report or oral advice that was an important factor in reaching a decision on any accounting, auditing or financial reporting issue; or (b) any matter that was the subject of a disagreement or a reportable event as defined in Items 304(a)(1)(iv) and (v), respectively, of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of ESW's management, including ESW's Executive Chairman and Chief Financial Officer, ESW evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2013 (the "Evaluation Date"). Based upon that evaluation, the Executive Chairman and Chief Financial Officer concluded that, as of the Evaluation Date, ESW's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in ESW's Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to management, including the Executive Chairman and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

CHANGES IN INTERNAL CONTROLS

There was no significant change in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the last fiscal year that has materially affected, or is reasonably likely to materially affect the Company's internal control over financial reporting.

INTERNAL CONTROL OVER FINANCIAL REPORTING

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

ESW's management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, ESW's Executive Chairman and Chief Financial Officer and effected by ESW's Board of Directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that: (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that ESW's receipts and expenditures are being made only in accordance with the authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on ESW's consolidated financial statements.

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

Under the supervision of and with the participation of management, including ESW's Executive Chairman and Chief Financial Officer, ESW assessed the effectiveness of its internal control over financial reporting as of December 31, 2013. In making this assessment, management used the framework set forth in INTERNAL CONTROL-INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, ESW's management concluded that ESW's internal control over financial reporting was effective as of December 31, 2013.

This annual report does not include an attestation of ESW's registered public accounting firm regarding internal controls over financial reporting as management's report was not subject to attestation by ESW's registered public accounting firm pursuant to the rules of the Securities and Exchange Commission Rule applicable to smaller reporting companies.

ITEM 9B OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

Certain information concerning the directors and executive officers of the Company is set forth in the following table and in the paragraphs following. Information regarding each such directors and executive officer’s ownership of voting securities of the Company appears as “Securities Ownership of Certain Beneficial Owners and Management” below.

Name	Position	Month Elected / Appointed
Mark Yung	Executive Chairman	February 2011
Nitin Amersey	Director	January 2003
John D. Dunlap III	Director	February 2007
John J Suydam	Director	January 2011
John J Hannan	Director	January 2011
Benjamin Black	Director	January 2011
Joshua Black	Director	January 2011
Zohar Loshitzer	Director	January 2011
Brian Webster	Chief Operating Officer	August 2013
Virendra Kumar	Chief Commercial Officer	August 2013
Praveen Nair	Chief Financial Officer and Chief Administrative Officer	August 2013

Set forth below is information relating to the business experience of each of the directors and executive officers of the Company.

MARK YUNG, age 40, is a Managing Director at Orchard Capital, an investment firm located in Los Angeles, California. Mr. Yung currently acts as Executive Chairman of ESW and as a Chairman of the Board of Vantage Surgical. Prior to joining Orchard, Mr. Yung was a Senior Vice President in the Corporate Strategy and Merger and Acquisitions groups of Citigroup and ABN AMRO. Prior to his corporate strategy roles, Mr. Yung was an investment professional at JPMorgan Partners (“JPMP”). At JPMP, Mr. Yung focused on venture capital, growth equity and buyout transactions in Latin America and acted as board member for various emerging companies in the region. Mr. Yung holds a B.A. from Cornell University and a M.B.A. from INSEAD. Effective February 10, 2011, Mr. Mark Yung was elected to serve as Executive Chairman of the Company’s board of directors. Mr. Yung has been serving as an elected member of the board of directors of the Company since December 17, 2010. Mr. Mark Yung is also employed by Orchard Capital Corp., which is controlled by Mr. Richard Ressler, affiliated entities of Orchard Capital Corp. as well as Mr. Richard Ressler are shareholders of the Company.

NITIN M. AMERSEY, age 61, has 40 years of experience in international trade, marketing and corporate management. Mr. Amersey was elected as a director of ESW and has served as a member of the board since January 2003. Mr. Amersey was appointed Interim Chairman of the Board in May 2004 and subsequently was appointed Chairman of the Board in December 2004 and served as Chairman on our board through to January 2010. In addition to his service as a board member of ESW, Mr. Amersey has been Chairman of Scothalls Limited, a private trading firm from 1978 to 2005. Mr. Amersey has also served as President of Circletex Corp., a financial consulting management firm since 2001, has been the Managing Member in Amersey Investments, LLC, a financial consulting management firm since 2006, and has served as chairman of Midas Touch Global Media Corp from 2005 to the present. He is also Chairman of Hudson Engineering Industries Pvt. Ltd. and of Trueskill Technologies Pvt. Ltd., private companies domiciled in India. He is a director and Chief Financial Officer of the Trim Holding Group. He was a director of New World Brands Inc. from September 2010 to July 2011 and Chief Executive Officer of New World Brands, Inc., from December 2010 to July 2011. He is a director of Azaz Capital Corp., formerly ABC Acquisition Corp 1505 and formerly our Chairman. Mr. Amersey served as director and Chief Executive Officer of ABC Acquisition Corp. 1502, from June 2010 to February 2011. From 2003 to 2006 Mr. Amersey was Chairman of RMD Entertainment Group and also served during the same period as chairman of Wide E-Convergence Technology America Corp. Mr. Amersey has a Master’s of Business Administration Degree from the University of Rochester, Rochester, New York, and a Bachelor of Science in Business from Miami University, Oxford, Ohio. He graduated from Miami University as a member of Phi Beta Kappa and Phi Kappa Phi. He is the sole member manager of Amersey Investments LLC. Mr. Amersey also holds a Certificate of Director Education from the NACD Corporate Director’s Institute.

JOHN DUNLAP, III, 54, served as Chairman of the board of directors of the California Air Resources Board from 1994 to 1999. In this post, Mr. Dunlap promoted advanced technological solutions to achieve air quality and public health protection gains. During his tenure as Chairman, Mr. Dunlap oversaw the development and implementation of the most far-reaching air quality regulations in the world aimed at fuels, engines and over 200 consumer products. Prior to Mr. Dunlap’s tenure at CARB, he served as the Chief Deputy Director of the California Department of Toxic’s Substances Control where his responsibilities included crafting the state’s technology advancement program, serving as the lead administration official in securing congressional and U.S. Department of Defense / Executive Branch support and funding for military base closure environmental clean-up and in creating a network of ombudsman staff to assist the regulated businesses in demystifying the regulatory process. In addition, Mr. Dunlap spent more than a decade at the South Coast Air Quality Management District in a host of regulatory, public affairs and advisory positions where he distinguished himself as the principal liaison with the business and regulatory community. Mr. Dunlap is currently the owner of a California-based advocacy and consulting firm called the Dunlap Group. He has served on the board of directors of ESW since 2007. Mr. Dunlap has a BA degree in Political Science and Business from the University of Redlands (California) and a Master’s degree in Public Policy from Claremont Graduate University (California).

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

ZOHAR LOSHITZER, age 55, is Chief Executive Officer of Presbia, an ophthalmic-device firm. Mr. Loshitzer possesses a varied background guiding commercialization of emerging technologies in fields including aerospace, telecommunications and medical devices. Mr. Loshitzer has held leadership positions in several portfolio companies affiliated to Orchard Capital, including Presbia. Previously, Mr. Loshitzer served as the President, CEO and founder of Universal Telecom Services (UTS), which provides high-quality, competitively priced voice and data telecommunications solutions to emerging markets. Mr. Loshitzer oversaw the company’s operations and our critical relationships with key foreign entities, mainly in the Indochina region. He is one of the founders of J2 Global Communications (NASDAQ: JCOM), and a co-founder and former managing director of Life Alert Emergency Response, Inc., currently serves as a managing director of Orchard Telecom, Inc., and has served as a board member to MAI Systems Corporation, an AMEX-listed company and j2 Global communications (NASDAQ: JCOM) from 1998 - 2001 . Earlier in his career, Mr. Loshitzer worked in the aerospace industry at the R&D lab of Precision Instruments, a division of IAI (Israel Aircraft Industries). Mr. Loshitzer focuses on helping grow companies from start-ups to global enterprises. In the later part of 2011 Mr. Loshitzer joined the board of Advance Cell Technology Inc., a biotechnology Company. Mr. Loshitzer holds a degree in Electrical & Electronic Engineering from Ort Syngalowski College in Israel.

VIRENDRA KUMAR, age 38, is the Chief Commercial Officer of the Company. He had previously served as Vice President of Operations of the Company since March 2011.  Mr. Kumar has been General Manager of ESW America since 2010 and is responsible for the overall operations related to Air Testing Services. Prior to joining ESW America in 2009, Mr. Kumar was employed by Cummins Inc. as an Emission Operations Leader from 2004 through 2009, prior to that by Escort JCB as a design and production engineer, and by the Indian Institute of Technology Delhi as a project manager. Mr. Kumar holds a Master’s degree in Mechanical Engineering from the Indian Institute of Technology Delhi and a Bachelor’s degree in Mechanical Engineering from the University of Rajasthan. Mr. Kumar was also a PhD candidate at University of California, Riverside.

PRAVEEN NAIR, age 38, is the Chief Financial Officer and Chief Administrative Officer of the Company. He joined the Company in May 2005 and served in the position of Assistant to the Chief Financial Officer supporting the Company’s Chief Financial Officer in day-to-day operations. In May 2006 he was promoted to Controller for ESW America and ESW Canada and was appointed Chief Accounting Officer in February 2008 and then Chief Financial Officer in March 2011. Prior to joining the Company, Mr. Nair was with e-Serve International Ltd, a Citigroup company from December 2000 through January 2005 where he served as a Deputy Manager in the Business Development and Migrations Unit and subsequently as Manager and Senior Manager. He was responsible for feasibility studies and regionalizing operations from countries in Europe, North America and Africa. Mr. Nair has a Bachelor’s Degree in Commerce with specialization in Accounting and a Master’s Degree in Finance from Faculty of Management Studies, College of Materials Management, Jabalpur, India.

BRIAN WEBSTER, age 55, is the Chief Operating Officer of the Company. He joined ESWCT in April 2013 as Head of Manufacturing, leading ESWCT’s manufacturing team in our San Diego facility.  Prior to joining ESWCT, Mr. Webster was employed by Cleaire Advanced Emission Controls, LLC, serving first as Director of Operations and then as Vice President of Manufacturing from January 2009 through January 2013.  Mr. Webster provided Program Management Consulting services to corporations in the Vehicle Emissions Control Devices (Cleaire), Rugged Computer displays (L-3 Communications/Litton/Northrup Grumman) and Aerospace (DuPont Aerospace) sectors from December 1998 through December 2008.  He also served as Business Unit Manager for the Commercial Group at Senior Aerospace Ketema for 4 years, after progressing from Design Engineer through Program Technical Manager at Goodrich Aerostructures (known as Rohr Industries) over a 9 year period.  Mr. Webster has a Bachelor’s Degree in Aerospace Engineering from San Diego State University, San Diego, CA.

CORPORATE GOVERNANCE

GENERAL

Our management and board of directors believe that good corporate governance is important to ensure that the Company is managed for the long-term benefit of our stockholders. This section describes key corporate governance practices that have been adopted.

BOARD OF DIRECTORS MEETINGS AND ATTENDANCE

Our board of directors has responsibility for establishing broad corporate policies and reviewing overall performance of the Company rather than day-to-day operations. The primary responsibility of our board of directors is to oversee the management of the Company and, in doing so, serve the best interests of the Company and our stockholders. The board of directors selects, evaluates and provides for the succession of executive officers and, subject to stockholder approval, the election of directors. The Board also reviews and approves corporate objectives and strategies, and evaluates significant policies and proposed major commitments of corporate resources as well as participates in decisions that have a potential major economic impact on our Company. Management keeps the directors informed of Company activity through regular communication, including written reports and presentations at board of directors and committee meetings. We have no formal policy regarding director attendance at the annual meeting of stockholders. The board of directors held five (5) meetings in 2013, all of which were telephonic. All board members were in attendance for at least seventy five percent (75%) of the board meetings.

AUDIT COMMITTEE COMPOSITION

The Company has a separately designated standing Audit Committee comprised of Nitin M. Amersey (Chairman) and John Dunlap III. Nitin Amersey qualifies as a “financial expert” as defined by SEC rules. The Company’s Board has also determined that Nitin Amersey meets the SEC definition of an “independent” director. The Audit Committee met 4 times during 2013.

COMPENSATION COMMITTEE COMPOSITION

The Compensation Committee is currently comprised of John Dunlap III, who serves as Chairman, and Nitin Amersey. In accordance with its charter, the Compensation Committee is responsible for establishing and reviewing the overall compensation philosophy of the Company, establishing and reviewing: the Company’s general compensation policies applicable to the executive officers and other officers; evaluating the performance of the executives officer and other officers and approving their annual compensation; reviewing and recommending the compensation of directors; reviewing and recommending employment, consulting, retirement and severance arrangements involving officers and directors of the Corporation; and reviewing and recommending proposed and existing incentive-compensation plans and equity-based compensation plans for the Corporation’s directors, officers, employees and consultants. The Compensation Committee met 4 times during 2013.

COMPENSATION POLICY

The objective of the Compensation Committee with respect to compensation for executive officers is to ensure that compensation packages are designed and implemented to align compensation with both short-term and long-term key corporate objectives and employee performance and to ensure that the Corporation is able to attract, motivate and retain skilled and experienced executives in an effort to enhance our success and shareholder value.

The compensation policies are designed to align the interests of management with our shareholders. In order to do so, the committee takes into consideration the experience, responsibility and performance of each individual over the longer term and considers a range of short-and long-term cash, and non-cash compensation elements. The Company believes that this serves the goals of compensating our executive officers competitively on a current basis, tying a significant portion of the executives’ compensation to company performance, and allowing the executive officers and key employees to gain an ownership stake in our commensurate with their relative levels of seniority and responsibility. Each year, a review of the executive compensation program, compensation philosophy, committee mission and performance is completed. In addition, each year the committee reviews the nature and amounts of all elements of the executive officers’ compensation, both separately and in the aggregate, to ensure that the total amount of compensation is competitive with respect to our peer companies, and that there is an appropriate balance for compensation that is tied to the short- and long-term performance of the Company.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Under the securities laws of the United States, the Company’s directors, executive officers, and any persons holding more than ten percent of the Company’s common stock are required to report their initial ownership of the Company’s common stock and any subsequent changes in their ownership to the Securities and Exchange Commission. Specific due dates have been established by the Commission, and the Company is required to disclose any failure to file by those dates. Based upon the copies of Section 16 (a) reports that the Company received from such persons for their 2013 fiscal year transactions, the Company believes there has been compliance with all Section 16 (a) filing requirements applicable to such officers, directors and ten-percent beneficial owners for such fiscal year.

CODE OF ETHICS

Our board of directors has adopted a Code of Business Conduct and Ethics which provides a framework for directors, officers and employees on the conduct and ethical decision-making integral to their work. The Audit Committee is responsible for monitoring compliance with this code of ethics and any waivers or amendments thereto can only be made by the Board or a Board committee. The Code of Ethics is available on www.sec.gov as an exhibit with the Company’s Form 10KSB filed with the Securities and Exchange Commission on April 3, 2006. The Company can provide a copy of such Code of Ethics, upon receipt of a written request to the attention of the CFO’s Office, at ESW Group®, 200 Progress Drive, Montgomeryville, PA 18936. The written request should include the Company name, contact person and full mailing address and/or email address of the requestor.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

The following table sets forth the compensation for each of the last two (2) fiscal years earned by each of the most highly compensated executive officers (the “Named Executives”).

SUMMARY COMPENSATION TABLE

Name / Principal position	Year	Salary	Bonus	Restricted Stock awards	Option awards	Non-equity incentive plan compensation	Non-qualified deferred compensation earnings	All other compensation	Total
Praveen Nair (1)	2013	$158,169	--	$8,554	--	$14,562	--	$4,628	$185,913
Chief Financial and Administrative Officer	2012	$150,063	--	--	--	$27,512	--	$5,125	$182,700
Frank Haas (2)	2013	$155,331	--	--	--	--	--	$4,628	$159,959
Chief Technology Officer	2012	$160,067	--	--	--	$30,013	--	$5,125	$195,205
& Chief Regulatory Officer
Virendra Kumar (3)	2013	$162,923	--	$8,554	--	$15,000	--	$8,010	$194,487
Chief Commercial Officer	2012	$150,000	--	--	--	$37,500	--	$6,111	$193,611
Brian Webster (4)	2013	$112,277	--	--	--	--	--	$8,002	$120,279
Chief Operating Officer	2012	$---	--	--	--	--	--	--	$--

1. Mr. Nair received an annual salary of CAD$162,923 (which translated to USD $158,169) for the year ended December 31, 2013. For the period January 1, 2013 to September 30, 2013 Mr. Nair was paid at the rate of CAD$150,000 annually.  Effective August 1, 2013 Mr. Nair was promoted to Chief Financial and Administrative Officer and his salary was increased to CAD$180,000 annually.  In 2013, Mr. Nair received $158,168 as salary, $8,554 in restricted common stock related to a 1,646 share restricted stock grant (of which 329 shares vested on the execution date of the grant documents), $14,562 in non-equity incentive plan compensation and standard medical and dental benefits provided by the Company totaling $4,628. In 2012, Mr. Nair received $150,063 as salary, $27,512 in non-equity incentive plan compensation and standard medical and dental benefits provided by the Company totaling $5,125.

2. Mr. Haas served as the Company’s Chief Technology Officer & Chief Regulatory Officer until September 30, 2013. Mr. Haas is currently employed by the Company in a Non-Executive position. Mr. Haas received an annual salary of CAD$160,000 (which translated to USD $155,331) for the year ended December 31, 2013. In 2013, Mr. Haas received $155,331 as salary and standard medical and dental benefits provided by the Company totaling $4,628. In 2012, Mr. Haas received $160,067 as salary, $30,013 in non-equity incentive plan compensation and standard medical and dental benefits provided by the Company totaling $5,125.

3. Mr. Kumar received an annual salary of $162,923 for the year ended December 31, 2013. For the period January 1, 2013 to September 30, 2013 Mr. Kumar was paid at the rate of $150,000 annually. Effective August 1, 2013, Mr. Kumar was promoted to Chief Commercial Officer and his salary was increased to $180,000 annually. In 2013 Mr. Kumar received $162,923 as salary, $8,554 in restricted common stock related to a 1,646 share restricted stock grant (of which 329 shares vested on the execution date of the grant documents), $15,000 in non-equity incentive plan compensation and standard medical and dental benefits provided by the Company totaling $8,010. In 2012, Mr. Kumar received $150,000 as salary, $37,500 in non-equity incentive plan compensation and standard medical and dental benefits provided by the Company totaling $6,111.

4. Mr. Webster joined the Company in April 2013.  Effective August 1, 2013, Mr. Webster was promoted to Chief Operating Officer.  In 2013, Mr. Webster received $112,923 as salary (based on an annual rate of $170,000) and standard medical and dental benefits provided by the Company totaling $8,002. In 2012, Mr. Webster was not employed by the Company.

CONTRACTS AND AGREEMENTS

On April 19, 2011, the Company’s Board ratified a Services Agreement (the “Orchard Services Agreement”) between the Company and Orchard Capital Corp. (“Orchard”) which was approved by the Company’s Compensation Committee. Under the Orchard Services Agreement, which was effective as of January 30, 2011, Orchard agreed to provide services that may be mutually agreed to by and between Orchard and the Company including those duties customarily performed by the Chairman of the Board and executives of the Company as well as providing advice and consultation on general corporate matters and other projects as may be assigned by the Company’s Board as needed. Orchard has agreed to appoint Mark Yung, who is also employed by Orchard, as the Company’s Executive Chairman to act on Orchard’s behalf and provide the services to the Company under the Orchard Services Agreement. Orchard reserves the right to replace Mr. Yung as the provider of services under the Orchard Services Agreement at its sole option. The Orchard Services Agreement may be terminated by either party upon thirty (30) days written notice unless otherwise provided for under the Orchard Services Agreement. Compensation under the agreement is the sum of $430,000 per annum plus reimbursement for out-of-pocket expenses incurred by Orchard.  Prior to August 1, 2013, compensation under the agreement was the sum of $300,000 per annum plus reimbursement for out-of-pocket expenses incurred by Orchard. The agreement includes other standard terms including indemnification and limitation of liability provisions. Orchard is controlled by Richard Ressler; affiliated entities of Orchard as well as Richard Ressler own shares of the Company. Under the agreement the Company has paid $354,965 for the year ended December 31, 2013 and $300,000 for the year ended December 31, 2012.

NON-EQUITY INCENTIVE PLAN COMPENSATION

Non-equity incentive plan compensation is based upon the achievement of predetermined annual goals, namely, quantitative financial goals such as revenue and EBITDA as well as non-quantitative performance goals. Examples of non-quantitative goals include performance against specific project level objectives and demonstration of attributes that are conducive to the betterment of the Company, among others. The Compensation Committee determines the compensation for achievement or partial achievement of any such predetermined goal. For the eligible employees, non-equity incentive compensation is calculated by assigning 70% weight to quantitative financial goals (35% to each of revenue and EBITDA) and 30% to non-quantitative goals.  No 2013 non-equity incentive plan compensation opportunity has been approved for the other Named Executives, but such opportunity may be approved at a later date.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following tables show certain information regarding the outstanding equity awards (unvested portion of restricted stock grants) held by the below Named Executives at the end of 2013.

Name	Number of restricted common stock outstanding (unvested) at December 31, 2013	Vesting dates
Virendra Kumar	1,317	(1)
Praveen Nair	1,317	(1)

(1) 329 shares vest on each of January 12, 2014, January 12, 2015 and January 12, 2016 and 330 shares vest on January 13, 2017.

There were no outstanding equity awards held by any of the Named Executives as of December 31, 2012.

2013 STOCK PLAN

The Company’s 2013 Stock Plan, which is currently in effect, replaced the Company’s 2010 Stock Incentive Plan. While previously granted awards under the Company’s 2010 Stock Incentive Plan and 2002 Stock Option Plan will remain in effect in accordance with the terms of the individual awards, the 2013 Stock Incentive Plan replaced the Company’s 2010 Stock Incentive Plan and 2002 Stock Option Plan for grants following its adoption. The 2013 Stock Plan authorizes the granting of awards to employees (including officers) and directors of, and consultants to, the Company and its subsidiaries in the form of any combination of nonstatutory stock options (“NSOs”), incentive stock options (“ISOs”), stock appreciation rights (“SARs”), shares of restricted stock, restricted stock units (“RSUs”) and performance shares and share units, other stock-based awards in the Committee’s discretion, and dividend equivalent rights (collectively, “Awards”). Under the 2013 Stock Plan, the Company may deliver authorized but unissued shares of common stock, treasury shares of common stock, and shares of common stock acquired by the Company for the purposes of the 2013 Stock Plan.  Each Award will be evidenced by an agreement between the recipient and the Company setting forth the terms of the Award, as determined by the Committee.  A maximum of 20,000 shares of common stock will be available for grants pursuant to Awards under the 2013 Stock Plan.  The maximum number of shares of common stock with respect to which any individual may be granted Options or Stock Appreciation Rights during any one calendar year is 2,500 shares.  The 2013 Stock Plan is administered by the Compensation Committee.  The Compensation Committee has authority, subject to ratification by the Board, to interpret the 2013 Stock Plan, adopt administrative regulations, determine the recipients of Awards, and determine and amend the terms of Awards.

COMPENSATION OF NON-MANAGEMENT DIRECTORS

Name of outside director	Year	Fees earned cash	Restricted stock awards(1) $	Total
Nitin M. Amersey (2)	2013	$32,500	$19,150	$51,650
	2012	$30,000	$1,000	$31,000
John D. Dunlap III (3)	2013	$32,500	$19,150	$51,650
	2012	$30,000	$1,000	$31,000
Mark Yung (4)	2013	$--	$152,244	$152,244
	2012	$--	$152,244	$152,244
Zohar Loshitzer (5)	2013	$8,333	$17,980	$26,313
	2012	$--	$1,000	$1,000
Benjamin Black (6)	2013	$--	$15,028	$15,028
	2012	$--	$2,000	$2,000
Joshua Black (6)	2013	$--	$15,028	$15,028
	2012	$--	$2,000	$2,000
John J Hannan (6)	2013	$--	$19,030	$19,030
	2012	$--	$1,000	$1,000
John Suydam (5)	2013	$8,333	$17,980	$26,313
	2012	$--	$1,000	$1,000

In August 2013, the Board of Directors on the recommendation of the Compensation Committee approved a change in the fee structure for outside directors. The cash fee component of the compensation for the chairmen of each of the Audit Committee and Compensation Committee was increased to $3,000 per month from $2,500 per month. Fees for board members were calculated on the basis of $40,000 per annum (excluding the Executive Chairman, Audit Committee Chair and Compensation Committee Chair), with up to $20,000 per annum payable in cash at the board members election, and the remaining portion as a restricted stock grant calculated at $80 per share with a 3 year vesting schedule. The Board of Directors on the recommendation of the Compensation Committee also approved the issuance of 2,350 shares of common stock to Mark Yung for his services as Executive Chairman of the Company, subject to and upon conversion of the Notes, in order to maintain his percentage ownership interest in the Company.

In 2012, there was no cash compensation for Outside Directors serving on the board of the Company. The chairmen of each of the Audit Committee and Compensation Committee received $2,500 per month as cash compensation.

(1) Represents the cost of the compensation expense recorded by the Company in accordance with ASC 718-10-10. In 2013, compensation expense for restricted stock grants related to the Board of Directors amounted to $275,590. In 2012, compensation expense for restricted stock grants amounted to $161,244.

(2) In 2013 Mr. Amersey received $32,500 in board fees and 530 shares of restricted common stock valued at $19,150 under the 2013 Stock Incentive Plan. Of the 530 shares issued, 171 shares related to service as a board member in 2013, 334 shares related to service as a board member in 2012, and 25 shares related to service as a board member in 2011.In 2012, Mr. Amersey received $30,000 in board fees and 25 shares of restricted common stock valued at $1,000 under the 2010 Stock Incentive Plan related to service as a board member in 2011.

(3) In 2013 Mr. Dunlap received $32,500 in board fees and 530 shares of restricted common stock valued at $19,150 under the 2013 Stock Incentive Plan. Of the 530 shares issued, 171 shares related to service as a board member in 2013, 334 shares related to service as a board member in 2012, and 25 shares related to service as a board member in 2011.

In 2012, Mr. Dunlap received $30,000 in board fees and 25 shares of restricted common stock valued at $1,000 under the 2010 Stock Incentive Plan related to service as a board member in 2011.

(4) In 2013, represents 2,057 shares of restricted common stock issued to Mr. Yung on February 28, 2013 for services rendered as Executive Chairman. In 2012, represents 2,057 shares of restricted common stock issued in December 2012 for services rendered as Executive Chairman after giving effect to the reverse stock split.

(5) In 2013, represents $8,333 in board fees (for board members electing to receive part of the board compensation in cash) and 491 shares of restricted common stock valued at $17,980 under the 2013 Stock Incentive Plan. Of the 491 shares issued, 132 shares related to service as a board member in 2013, 334 shares related to service as a board member in 2012 and 25 shares related to service as a board member in 2011.

In 2012, represents $0 in board fees and 25 shares of restricted common stock valued at $1,000 under the 2010 Stock Incentive Plan related to service as a board member in 2011.

(6) In 2013, represents $0 in board fees and 526 shares of restricted common stock valued at $15,028 under the 2013 Stock Incentive Plan. Of the 526 shares issued, 167 shares related to service as a board member in 2013, 334 shares related to service as a board member in 2012 and 25 shares related to service as a board member in 2011.

In 2012, represents $0 in board fees and 25 shares of restricted common stock valued at $2,000 under the 2010 Stock Incentive Plan related to service as a board member in 2011.

(7) In 2013, represents $0 in board fees and 526 shares of restricted common stock valued at $19,030 under the 2013 Stock Incentive Plan. Of the 526 shares issued, 167 shares related to service as a board member in 2013, 334 shares related to service as a board member in 2012 and 25 shares related to service as a board member in 2011.

In 2012, represents $0 in board fees and 25 shares of restricted common stock valued at $1,000 under the 2010 Stock Incentive Plan, related to service as a board member in 2011.

The following table shows certain information regarding the outstanding equity awards (unvested portion of restricted stock grants) held by the Outside Directors at the end of 2013, after giving effect to the reverse stock split.

Name	Number of restricted common stock outstanding (unvested) at December 31, 2013	Vesting dates
Nitin M. Amersey	508	337 - December 31, 2014 171 - December 31, 2015
John Dunlap III	508	337 - December 31, 2014 171 - December 31, 2015
Mark Yung	2,350	Subject to conversion of the Notes, fully vested upon issuance
Zohar Loshitzer	430	298 - December 31, 2014 132 - December 31, 2015
Benjamin Black	499	333 - December 31, 2014 166 - December 31, 2015
Joshua Black	499	333 - December 31, 2014 166 - December 31, 2015
John Suydam	430	298 - December 31, 2014 132 - December 31, 2015
John J Hannan	499	333 - December 31, 2014 166 - December 31, 2015
	5,723

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the fiscal year 2013, none of our executive officers served on our board of directors or the Compensation Committee of any other entity of whose executive officers served on our board of directors or Compensation Committee.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, to the best knowledge of the Company, as of March 31, 2014, certain information with respect to (1) beneficial owners of more than five percent (5%) of the outstanding common stock, (2) beneficial ownership of shares of common stock by each director and named executive, (3) beneficial ownership of shares of common stock by all directors and officers as a group.

Unless otherwise noted, all shares are beneficially owned and the sole voting and investment power is held by the persons/entities indicated.

Calculations are based upon the aggregate of all shares of common stock issued and outstanding as of March 31, 2014 in addition to shares issuable upon exercise of options currently exercisable or becoming exercisable within 60 days and which are held by the individuals named on the table.

Name and address of beneficial owner	Total beneficial ownership	(1)	Percent of class
Mark Yung, Executive Chairman c/o 200 Progress Drive Montgomeryville, PA 18936	4,134	(2)	3.3%
Nitin M. Amersey, Director c/o 200 Progress Drive Montgomeryville, PA 18936	1,188	(3)	0.9%
John D. Dunlap, III, Director c/o 200 Progress Drive Montgomeryville, PA 18936	1,188	(4)	0.9%
Zohar Loshitzer, Director c/o 200 Progress Drive Montgomeryville, PA 18936	991	(5)	0.8%
Benjamin Black, Director c/o 200 Progress Drive Montgomeryville, PA 18936	1,095	(6)	0.9%
Joshua Black, Director c/o 200 Progress Drive Montgomeryville, PA 18936	1,095	(7)	0.9%
John Suydam, Director c/o 200 Progress Drive Montgomeryville, PA 18936	991	(8)	0.8%
John J Hannan, Director c/o 200 Progress Drive Montgomeryville, PA 18936	2,317	(9)	1.8%
Virendra Kumar, Chief Commercial Officer c/o 200 Progress Drive Montgomeryville, PA 18936	1,646	(10)	1.3%
Praveen Nair, Chief Financial Officer c/o 200 Progress Drive Montgomeryville, PA 18936	1,646	(11)	1.3%
Brian Webster Chief Operating Officer c/o 200 Progress Drive Montgomeryville, PA 18936	-		-
John J. Hannan as Trustee of the Black Family 1997 Trust c/o 9 West 57TH Street, Suite 4300 New York NY 10019	15,320	(12)	12.2%
Leon D. Black c/o 9 West 57TH Street, Suite 4300 New York NY 10019	6,308	(13)	5.0%

Name and address of beneficial owner	Total beneficial ownership	(1)	Percent of class
John J. Hannan as Trustee of the Leon D. Black Trust UAD 11/30/92 FBO Alexander Black c/o 9 West 57TH Street, Suite 4300 New York NY 10019	4,952	(14)	3.9%
John J. Hannan as Trustee of the Leon D. Black Trust UAD 11/30/92 FBO Benjamin Black c/o 9 West 57TH Street, Suite 4300 New York NY 10019	4,952	(15)	3.9%
John J. Hannan as Trustee of the Leon D. Black Trust UAD 11/30/92 FBO Joshua Black c/o 9 West 57TH Street, Suite 4300 New York NY 10019	4,952	(16)	3.9%
John J. Hannan as Trustee of the Leon D. Black Trust UAD 11/30/92 FBO Victoria Black c/o 9 West 57TH Street, Suite 4300 New York NY 10019	4,952	(17)	3.9%
Black Family Partners LP c/o 9 West 57TH Street, Suite 4300 New York NY 10019	11,377	(18)	9.0%
Richard R. Ressler C/O CIM GROUP 6922 Hollywood Boulevard Los Angeles CA 90028	1,411	(19)	1.1%
Orchard Investments, LLC C/O CIM GROUP 6922 Hollywood Boulevard Los Angeles CA 90028	11,425	(20)	9.1%
Bengt G. Odner 15 Rue Du Cendrier, 6TH Floor Geneva V8 1211	705	(21)	0.6%
Sedam Ltd 15 Rue Du Cendrier, 6TH Floor Geneva V8 1211	17,292	(21)	13.8%
All current directors and executive officers as a group (Eleven persons)	51,419		40.89%

(1) Calculated on the basis of 125,742 shares of common stock outstanding plus, in the case of any person with the right to acquire beneficial ownership of shares of common stock within 60 days of January 27, 2014, the number of such shares.

(2) Includes 20 shares of restricted common stock granted in 2011, also includes 4,114 shares of restricted common stock granted in 2012 for services rendered, of which 2,057 shares were issued on the date of grant (December 7, 2012) and 2,057 shares issued on February 28, 2013.

(3) Includes 680 shares of restricted common stock. Also includes a 166 share restricted stock grant which vests on December 31, 2014, and a 342 share restricted stock grant of which 171 shares vest on December 31, 2014 and 171 shares vest on December 31, 2015.

(4) Includes 680 shares of restricted common stock. Also includes a 166 share restricted stock grant which vests on December 31, 2014, and a 342 share restricted stock grant of which 171 shares vest on December 31, 2014 and 171 shares vest on December 31, 2015.

(5) Includes 561 shares of restricted common stock. Also includes a 166 share restricted stock grant which vests on December 31, 2014, and a 264 share restricted stock grant of which 132 shares vest on December 31, 2014 and 132 shares vest on December 31, 2015.

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

Includes 596 shares of restricted common stock. Also includes a 166 share restricted stock grant which vests on December 31, 2014, and a 333 share restricted stock grant of which 167 shares vest on December 31, 2014 and 166 shares vest on December 31, 2015.

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

Includes 596 shares of restricted common stock. Also includes a 166 share restricted stock grant which vests on December 31, 2014, and a 333 share restricted stock grant of which 167 shares vest on December 31, 2014 and 166 shares vest on December 31, 2015.

(8) Includes 561 shares of restricted common stock. Also includes a 166 share restricted stock grant which vests on December 31, 2014, and a 264 share restricted stock grant of which 132 shares vest on December 31, 2014 and 132 shares vest on December 31, 2015.

(9) Includes 1,661 shares of common stock directly owned by John J. Hannan. Also includes 157 shares of common stock representing the first interest payment in respect of the 10% Senior Secured Convertible Promissory Notes held by the beneficial owner, which the Company elected to pay in common stock pursuant to the terms of such Note.

Also includes a 166 share restricted stock grant which vests on December 31, 2014, and a 333 share restricted stock grant of which 167 shares vest on December 31, 2014 and 166 shares vest on December 31, 2015.

As the trustee of each of the 1997 Trust, the Leon D. Black Trust UAD 11/30/92 FBO Alexander Black (the “Alexander Trust”), the Leon D. Black Trust UAD 11/30/92 FBO Victoria Black (the “Victoria Trust”), the Benjamin Trust and the Joshua Trust, Mr. Hannan is the beneficial owner of an additional 35,131 shares of common stock.

(10) Includes a 1,646 share restricted stock grant, of which 329 shares are vested and issued, 329 shares vest on each of January 12, 2014, January 12, 2015, January 12, 2016 and 330 shares vest on January 13, 2017.

(11) Includes a 1,646 share restricted stock grant, of which 329 shares are vested and issued, 329 shares vest on each of January 12, 2014, January 12, 2015, January 12, 2016 and 330 shares vest on January 13, 2017.

(12) Includes 15,320 shares of common stock directly beneficially owned by the 1997 Trust. John J. Hannan is the trustee of the 1997 Trust and has the sole voting, investment and dispositive power with respect to shares of common stock held by the 1997 Trust.

(13) Includes 6,308 shares of common stock directly owned by Mr. Leon D. Black.

(14) Includes 4,952 shares of common stock directly beneficially owned by the Alexander Trust. John J. Hannan is the trustee of the Alexander Trust and has the sole voting, investment and dispositive power with respect to the shares of common stock held by the Alexander Trust.

(15) Includes 4,952 shares of common stock directly beneficially owned by the Benjamin Trust. John J. Hannan is the trustee of the Benjamin Trust and has the sole voting, investment and dispositive power with respect to the shares of common stock held by the Benjamin Trust.

(16) Includes 4,952 shares of common stock directly beneficially owned by the Joshua Trust. John J. Hannan is the trustee of the Joshua Trust and has the sole voting, investment and dispositive power with respect to the shares of common stock held by the Joshua Trust.

(17) Includes 4,952 shares of common stock directly beneficially owned by the Victoria Trust. John J. Hannan is the trustee of the Victoria Trust and has the sole voting, investment and dispositive power with respect to the shares of common stock held by the Victoria Trust.

(18) Includes 6,671 shares of Common Stock directly beneficially owned by Black Family Partners LP. Also includes 4,706 shares of common stock representing the first interest payment in respect of the 10% Senior Secured Convertible Promissory Notes held by the beneficial owner, which the Company elected to pay in common stock pursuant to the terms of such Note.  Leon D. Black is a General Partner of Black Family Partners LP.  Leon D. Black is a General Partner of Black Family Partners LP.

(19) Includes 1,066 shares of common stock directly owned by Richard S. Ressler. Also includes 345 shares of common stock representing the first interest payment in respect of the 10% Senior Secured Convertible Promissory Notes held by the beneficial owner, which the Company elected to pay in common stock pursuant to the terms of such Note.  Richard Ressler is the President of Orchard Capital Corp. and the Manager of Orchard Investments LLC.

(20) Includes 8,633 shares of common stock directly owned by Orchard Investments, LLC (“Orchard”). Also includes 2,792 shares of common stock representing the first interest payment in respect of the 10% Senior Secured Convertible Promissory Notes held by the beneficial owner, which the Company elected to pay in common stock pursuant to the terms of such Note.

(21) The aggregate amount of common stock beneficially owned by Mr. Bengt Odner, a former director of the Company, is represented by 705 shares of common stock. In addition to the direct ownership listed herein, Mr. Odner has indirect beneficial ownership of 17,292 shares by way of Sedam Limited, a corporation organized under the laws of Cyprus, which is controlled by a trust of which Mr. Bengt Odner is the sole beneficiary.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 2013, in addition to fees and salaries as well as reimbursement of business expenses, transactions with related parties include:

•       The issuance of the Existing Notes to the Existing Lenders on March 22, 2013, April 23, 2013 and June 27, 2013.

•       An increase in fees under the Orchard Services Agreement from $300,000 per annum to $430,000 per annum, effective August 1, 2013.  For the year, the Company paid a total of $354,965 to Orchard.

•       The grant of 2,350 shares of common stock to Mark Yung (subject to conversion of the Notes) in August 2013, and the issuance of 2,057 shares of restricted common stock to Mark Yung in February 2013, in each case for his services as Executive Chairman of the Company.

•       Mr. Nitin Amersey, who is a director of the Company, is listed as a control person with the Securities and Exchange Commission of Bay City Transfer Agency Registrar Inc., the Company’s transfer agent. Mr. Amersey is also a control person in Freeland Venture Resources Inc., which provide Edgar filing services to the Company. For the year ended December 31, 2013, the Company paid $47,539 to Bay City Transfer Agency Registrar Inc. for services rendered and $18,470 to Freeland Venture Resources Inc. for services rendered.

During the year ended December 31, 2012, in addition to fees and salaries as well as reimbursement of business expenses, transactions with related parties include:

•       $300,000 related to services provided by Orchard Capital Corp. under a services agreement effective January 30, 2011. On April 19, 2011, the Company’s Board ratified a Services Agreement between the Company and Orchard which was approved by the Company’s Compensation Committee. Under the Services Agreement, Orchard agreed to provide services that may be mutually agreed to by and between Orchard and the Company including those duties customarily performed by the Chairman of the Board and executive of the Company as well as providing advice and consultation on general corporate matters and other projects as may be assigned by the Company’s Board as needed. Orchard is controlled by Richard Ressler. Certain affiliated entities of Orchard as well as Richard Ressler own shares of the Company.

•       The issuance of 2,057 shares of restricted common stock to Mark Yung in December 2012 for services rendered as Executive Chairman.

•       For the year ended December 31, 2012, the Company paid $2,876 to Bay City Transfer Agency Registrar Inc. for services rendered and $8,420 to Freeland Venture Resources Inc. for services rendered.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES:

The Company paid its principal accountant MNP LLP, $36,102 to date in audit fees for the audit of the Company's annual consolidated financial statements for 2013.

The Company paid its principal accountant MNP LLP $63,002 in audit fees for review of the consolidated financial statements included in its Form 10-Q for the three quarterly reports in 2013.

The Company paid its principal accountant MSCM LLP, $73,443 to date in audit fees for the audit of the Company's annual consolidated financial statements for 2012.

The Company paid its principal accountant MSCM LLP $40,263 in audit fees for review of the consolidated financial statements included in its Form 10-Q for the three quarterly reports in 2012

TAX FEES:

The Company paid its principal accountants MNP LLP and MSCM LLP $0 for tax / compliance services for 2013.

The Company paid its principal accountant MSCM LLP $0 for tax / compliance services for 2012.

ALL OTHER FEES:

The Company paid its principal accountant MNP LLP $10,253 for services other than audit and tax services for 2013. These services included review and consent of the use of financial statements in the S-1 and S-8 filings made by the Company.

The Company paid its principal accountant MSCM LLP $0 for services other than audit and tax services for 2012.

100% of the services described under “Tax Fees”, and 0% of the services described under “All Other Fees” were approved by our Audit Committee.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES:

Each year, our audit committee pre-approves the terms of our engagement (for such year) with our independent auditor.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

The Company has filed the following documents as part of this Form 10-K:

1. CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	- Page F1
Financial Statements
Consolidated Balance Sheets	- Page F3
Consolidated Statements of Income	- Page F4
Consolidated Statements of Stockholders' Equity	- Page F5
Consolidated Statements of Cash Flows	- Page F6
Notes to Consolidated Financial Statements	- Page F7-F24

2. FINANCIAL STATEMENT SCHEDULE

All schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

3. EXHIBITS.

Exhibits are incorporated by reference to the Index of Exhibits provided at the end of this Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned; thereunto duly authorized this 31th day of March 2014 in the city of Montgomeryville, State of Pennsylvania.

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.

(Registrant)

BY: /S/ MARK YUNG

MARK YUNG

EXECUTIVE CHAIRMAN

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below, by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURES	TITLE	DATE

/S/ MARK YUNG	EXECUTIVE CHAIRMAN	MARCH 31, 2014
MARK YUNG

/S/ NITIN M. AMERSEY	DIRECTOR	MARCH 31, 2014
NITIN M. AMERSEY

/S/ JOHN DUNLAP III	DIRECTOR	MARCH 31, 2014
JOHN DUNLAP

/S/ ZOHAR LOSHITZER	DIRECTOR	MARCH 31, 2014
ZOHAR LOSHITZER

/S/ BENJAMIN BLACK	DIRECTOR	MARCH 31, 2014
BENJAMIN BLACK

/S/ JOSHUA BLACK	DIRECTOR	MARCH 31, 2014
JOSHUA BLACK

/S/ JOHN J HANNAN	DIRECTOR	MARCH 31, 2014
JOHN J HANNAN

/S/ JOHN SUYDAM	DIRECTOR	MARCH 31, 2014
JOHN SUYDAM

/S/ PRAVEEN NAIR PRAVEEN NAIR	CHIEF FINANCIAL OFFICER AND PRINCIPAL ACCOUNTING OFFICER	MARCH 31, 2014

/S/ BRIAN WEBSTER	CHIEF OPERATING	MARCH 31, 2014
BRIAN WEBSTER	OFFICER

/S/ VIRENDRA KUMAR	CHIEF COMMERCIAL	MARCH 31, 2014
VIRENDRA KUMAR	OFFICER

Exhibits

The following exhibits are filed herewith or incorporated by reference herein:

Exhibit Number	Description
3.1	Articles of Incorporation of the Company. (1)
3.2	Bylaws of the Company. (1)
3.3	Articles of Incorporation of the Company, as amended as of November 29, 2001. (Originally filed as exhibit 3.2) (5)
3.4	Articles of Incorporation of the Company as amended July 20, 2005 (Originally filed as exhibit 3.3)(13)
3.5	Bylaws of the Company as amended January 3, 2006 (15)
3.6	Articles of Incorporation of the Company, as amended as of October 13, 2010. (34)
3.7	Bylaws of the Company as amended January 25, 2011 (Originally filed as exhibit 3.1) (35)
3.8	Articles of Amendment to the Articles of Incorporation of Environmental Solutions Worldwide, Inc. (43)
4.1	Form of Warrant Certificate issued April, 1999. (1)
4.2	Form of Warrant Certificate for 2002 Unit Private Placement (7)
4.3	Form of three (3) year Warrant Certificate exercisable at $0.90 per share issued on April and July 2005. (13)
4.4	Form of three (3) year Warrant Certificate exercisable at $2.00 per share issued on April and July 2005. (13)
4.5	Form of three (3) year Warrant Certificate exercisable at $3.00 per share issued on April and July 2005. (13)
4.6	Form of Specimen of Common Stock Certificate. (Originally filed as exhibit 4.1)
4.7	Note Subscription Agreement entered into on March 22, 2013 by Environmental Solutions Worldwide, Inc. and Black Family Partners LP, John J. Hannan, Orchard Investments, LLC and Richard Ressler. (40)
4.8

Form of Senior Secured Promissory Note issued on March 22, 2013 by Environmental Solutions Worldwide, Inc. in favor of Black Family Partners LP, John J. Hannan, Orchard Investments, LLC and Richard Ressler. (40)

4.9	Form of Security Agreement, dated as of March 22, 2013, by and among Technology Fabricators, Inc. ESW America Inc., ESW Technologies Inc. and Orchard Capital Corp. (40)
4.10	Form of Senior Secured Promissory Note issued on April 23, 2013 by Environmental Solutions Worldwide, Inc. in favor of the Senior Secured Lenders. (41)
4.11

Form of Senior Secured Promissory Note issued on June 27, 2013 by Environmental Solutions Worldwide, Inc. in favor of Black Family Partners LP, John J. Hannan, Orchard Investments, LLC and Richard Ressler (44)

4.12

Form of Amended and Restated Note Subscription Agreement by and between Environmental Solutions Worldwide, Inc. and Black Family Partners LP, John J. Hannan, Orchard Investments, LLC and Richard Ressler.

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

10.16	Form of 4% Three (3) Year Debenture issued by the Company dated September, 2004.(Originally filed as exhibit 10.2) (9)
10.17	Form of Three (3) Year Warrant to purchase the Company’s Common Stock at $1.00 a share dated September, 2004.(Originally filed as exhibit 10.3) (9)
10.18	Form of Registration Rights Agreement dated September, 2004. (Originally filed as exhibit 10.4) (9)
10.19	Form of Lease agreement and amended lease agreement between the Company’s wholly-owned subsidiary ESW America Inc. and Nappen & Associates dated on November 16, 2004. (12)
10.20	Form of Subscription Agreement dated April and July 2005 for Common Stock at $0.85 and Warrants exercisable at $0.90, $2.00 and $3.00 per share. (13)
10.21	Form of Registration rights Agreement dated April and July 2005. (13)
10.22	Form of $1.2 Million Unsecured Subordinated Promissory Note dated June 30, 2006. (16)
10.23	Form of $1 Million Unsecured Subordinated Promissory Note dated September 7, 2006. (17)
10.24	Form of Separation Agreement and Release of Claims by and between the Company and Stan Kolaric dated October 12, 2006. (20)
10.25	Form of $500,000 Unsecured Subordinated Promissory Note dated November 17, 2006. (18)
10.26	Form of Contract for Investor Relations Service by and between the Company and Delta 2005 AG dated December 12, 2006. (20)
10.27	Form of Consolidated $2.3 Million Unsecured Subordinated Demand Promissory Note dated February 9, 2007. (20)\
10.28	Form of $500,000 Unsecured Subordinated Demand Promissory Note by and between the Company and Mr. Bengt Odner, dated February 15, 2007. (20)
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
10.33

Letter Agreement dated October 11, 2007 and effective November 2, 2007 by and between the Company’s wholly-owned subsidiary ESW Canada Inc. and Royal Bank of Canada amending the terms of the Credit Facility Agreement dated as of March 2, 2007. (21)

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

10.51	Form of 9% Three (3) year debentures (29)
10.53	Lease Renewal Agreement by and between the Company’s wholly-owned subsidiary ESW America Inc. and Nappen Associates effective October 16, 2009
10.54	Form of 9% Unsecured Promissory Note effective December 29, 2009 (30)
10.55	Form of Securitas Subscription Agreement for 9% Convertible Debentures dated as of March 19, 2010 (31)
10.56	Form of 9% three year Convertible Debenture dated as of March 19, 2010 (31)
10.57	Form of Registration Rights Agreement dated as of March 19, 2010 (31)
10.58	Form of Loan Agreement by and between the Company’s wholly-owned subsidiary ESW Canada, Inc. and Canadian Imperial Bank of Commerce effective March 31, 2010.
10.59

Form of Guarantee of Loan Guarantee of Loan Agreement by and between Canadian Imperial Bank of Commerce and the Company, and the Company’s wholly-owned subsidiaries ESW America Inc. and ESW Technologies Inc.

10.60	Form of Patent and Trademark Security Agreement by and between the Company’s wholly-owned subsidiary ESW Technologies Inc. and Canadian Imperial Bank of Commerce
10.61	Environmental Solutions Worldwide Inc. Nominating and Governance Committee Charter as of August 10, 2010 (33)
10.62	Environmental Solutions Worldwide, Inc. Audit Committee Charter as of August 10, 2010 (33)
10.63	Environmental Solutions Worldwide Inc. Compensation Committee Charter as of August 10, 2010 (33)
10.64	Form of Subordinated Note Subscription Agreement as of February 17, 2011 (36)
10.65	Form of Unsecured Subordinated Promissory Note as of February 17, 2011 (36) 14.1 Code of ethics adopted March 28, 2005 by the Company’s board of directors. (12)
10.66	Investment Agreement, dated May 10, 2011, by and between the Company and the Bridge Lenders (37)
10.67	Form of Services Agreement by and between the Company and Orchard Capital Corp. dated as of January 30, 2011. (38)
10.68	Environmental Solutions Worldwide amended 2010 stock incentive plan as of April 19, 2011. (38)
10.69	Form of Registration Rights Agreement as of July 12, 2011 (39)
10.70	Asset Purchase Agreement, dated April 1, 2013, by and between David P. Stapleton, as the receiver for Cleaire Advanced Emission Controls, LLC, and Environmental Solutions Worldwide, Inc. (42)
14.2	Code of ethics as amended March 28, 2006 by the Company’s board of directors. (15)
16.1	Letter from James E. Scheifley & Associates, P. C. (1)
16.2	Letter from Daren, Martenfeld, Carr, Testa and Company LLP dated February 2001. (3)
16.3	Letter of resignation from Goldstein and Morris Certified Public Account P.C. dated October 20, 2004 (10)
16.4	Letter from Goldstein and Morris Certified Public Account P.C. dated November 23, 2004 (11)
16.5	Letter from Deloitte & Touche LLP dated May 29, 2009 (32)
21.1	List of subsidiaries. (1)

* Previously filed.

31.1	Certification of Executive Chairman pursuant to the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins	XBRL Instance.

101.xsd	XBRL Schema.

101.cal	XBRL Calculation.

101.def	XBRL Definition.

101.lab	XBRL Label.

101.pre	XBRL Presentation.

(1)      Incorporated herein by reference from the Registrant’s Form 10 Registration Statement (SEC File No. 000-30392) filed with the Securities and Exchange Commission of November 18, 1999

(1)      Incorporated herein by reference from the Registrant’s Form 10 Registration Statement (SEC File No. 000-30392) filed with the Securities and Exchange Commission of November 18, 1999

(2)      Incorporated herein by reference from the Registrant’s 10-K filed with the Securities and Exchange Commission on March 30, 2000.

(3)      Incorporated herein by reference from the Registrant’s Form 8-K/A filed with the Securities and Exchange Commission on March 14, 2001.

(4)      Incorporated herein by reference from the Registrant’s 10-KSB filed with the Securities and Exchange Commission on April 16, 2001.

(5)      Incorporated herein by reference from the Registrants Form 10-KSB filed with the Securities and Exchange Commission on April 01, 2002.

(6)      Incorporated herein by reference from the Registrant’s Form 10-QSB/A filed with the Securities and Exchange Commission on November 26, 2003.

(7)      Incorporated by reference from an exhibit filed with the Registrant’s Registration Statement on Form S-2 (File No. 333-112125) filed on January 22, 2004.

(8)      Incorporated herein by reference from the Registrants Form 8-K filed with the Securities and Exchange Commission on September 2, 2004.

(9)      Incorporated herein by reference from the Registrants Form 8-K filed with the Securities and Exchange Commission on September 17, 2004.

(10)    Incorporated herein by reference from the Registrants Form 8-K filed with the Securities and Exchange Commission on October 22, 2004.

(11)    Incorporated herein by reference from the Registrants Form 8-K/A filed with the Securities and Exchange Commission on December 2, 2004.

(12)    Incorporated by reference to the Registrant’s Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005.

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

(36)    Incorporated herein by reference from the Registrants Form 8-K filed with the Securities and Exchange Commission on February 22, 2011.

(37)   Incorporated herein by reference from the Registrants Form 8-K filed with the Securities and Exchange Commission on May 10, 2011.

(38)   Incorporated herein by reference from the Registrants Form 10-Q filed with the Securities and Exchange Commission on May 16, 2011.

(39)   Incorporated herein by reference from the Registrants Form 8-K filed with the Securities and Exchange Commission on July 15, 2011.

(40)    Incorporated herein by reference from the Registrants Form 8-K filed with the Securities and Exchange Commission on March 28, 2013.

(41)    Incorporated by reference from the Registrants Form 8-K filed with the Securities and Exchange Commission on April 29, 2013.

(42)   Incorporated herein by reference from the Registrants Form 10-Q filed with the Securities and Exchange Commission on May 20, 2013.

(43)   Incorporated herein by reference from the Registrants Form 8-K filed with the Securities and Exchange Commission on May 24, 2013.

(44)   Incorporated herein by reference from the Registrants Form 8-K filed with the Securities and Exchange Commission on July 1, 2013.