Form 10-Q
period 2014-03-31
ENVIRONMENTAL SOLUTIONS WORLDWIDE INC
filed 2014-05-15
CIK 1082278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

for the quarterly period ended – March 31, 2014

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

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [] NO [X]

There were 130,868 shares of the registrant’s Common Stock outstanding as of May 15, 2014.

INDEX	DESCRIPTION	PAGE NO.

	PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Condensed Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013	F2

	Consolidated Condensed Statements of Operations and Comprehensive Income / (Loss) for the Three Month Periods Ended March 31, 2014 and 2013 (unaudited)	F3

	Consolidated Condensed Statement of Changes in Stockholders’ Equity for the Three Month Period Ended March 31, 2014 (unaudited)	F4

	Consolidated Condensed Statements of Cash Flows for the Three Month Periods Ended March 31, 2014 and 2013 (unaudited)	F5

	Notes to Consolidated Condensed Financial Statements (unaudited)	F6-F20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	9

Item 4.	Controls and Procedures	10

	PART II. OTHER INFORMATION
Item 1A.	RISK FACTORS	11
Item 5.	OTHER INFORMATION	11
Item 6.	EXHIBITS	12
	SIGNATURES	12

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
	MARCH 31,	DECEMBER 31,
	2014	2013
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents (Note 4)	$ 5,719,140	$ 4,077,096
Accounts receivable, net of allowance
for doubtful accounts of $265,862 (2013 - $250,862) (Note 2)	2,015,218	1,888,511
Inventory, net of reserve of $221,357 (2013 - $246,509) (Note 5)	3,789,230	3,693,367
Prepaid expenses and other assets (Note 13)	860,054	750,835
Total current assets	12,383,642	10,409,809

Equipment under construction (Note 6)	72,472	431,022

Property, plant and equipment, net of accumulated
depreciation of $3,411,784 (2013 - $3,294,168) (Note 6)	1,990,862	1,574,181

	$ 14,446,976	$ 12,415,012

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable (Notes 12 and 16)	$ 1,328,399	$ 1,656,379
Accrued liabilities (Notes 8 and 12)	1,336,455	1,007,920
Warranty provision (Note 13)	1,788,274	1,723,769
Customer deposits	361,904	124,645
Current portion of loan payable (Note 7)	70,966	71,022
Total current liabilities	4,885,998	4,583,735

Long-term Liabilities
Convertible promissory notes payable (Note 8)	2,241,554	2,146,780
Conversion option derivative liability (Note 9)	2,317,260	1,131,745
Loan payable (Note 7)	315,685	333,185

Total long-term liabilities	4,874,499	3,611,710

Total liabilities	9,760,497	8,195,445

Commitments and Contingencies (Note 13)

Stockholders' Equity (Note 11)
Common stock, $0.001 par value, 250,000,000
shares authorized; 125,742 (2013 - 125,742)
shares issued and outstanding	125	125
Additional paid-in capital	57,541,924	57,541,924
Shares to be issued (Note 11)	45,690	-
Accumulated other comprehensive income	344,183	344,183
Accumulated deficit	(53,245,443)	(53,666,665)

Total stockholders' equity	4,686,479	4,219,567

	$ 14,446,976	$ 12,415,012

Subsequent event (Note 17)

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.
F2

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / (LOSS)
FOR THE THREE MONTH PERIODS ENDED MARCH 31,
(Unaudited)
	2014	2013
Revenue (Note 16)	$ 6,995,584	$ 1,455,842

Cost of revenue (Notes 2, 5, 6 and 13)	3,435,154	1,088,845

Gross profit	3,560,430	366,997

Operating expenses
Marketing, office and general expenses (Note 7)	1,166,096	767,394
Officers' compensation and directors' fees (Notes 11 and 12)	221,823	305,213
Research and development costs (Note 2 and 6)	176,737	81,740
Consulting and professional fees (Note 12)	148,423	67,117
Depreciation (Note 6)	26,619	55,120
Foreign exchange (gain) / loss	(9,301)	8,112

	1,730,397	1,284,696

Income / (loss) from operations	1,830,033	(917,699)

Interest on convertible promissory notes payable (Notes 8 and 12)	(128,522)	(3,500)
Accretion of discount on convertible promissory notes payable (Note 8)	(94,774)	(2,056)
Change in fair value of conversion option derivative liability (Note 9)	(1,185,515)	292,570

Net income / (loss) and comprehensive income / (loss) before provision for income taxes	421,222	(630,685)
Income taxes (Note 10)	-	-

Net income / (loss) and comprehensive income / (loss)	$ 421,222	$ (630,685)

Net earnings / (loss) per share (Note 15)
Basic	$ 3.35	$ (5.59)
Fully diluted	$ 3.35	$ (5.59)

Weighted average number of shares outstanding (Note 15)
Basic	125,742	112,757
Fully diluted	125,742	112,757
The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.
F3

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS PERIOD ENDED MARCH 31, 2014
(Unaudited)
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Shares To Be Issued	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity

Balance January 1, 2014	125,742	$ 125	$ 57,541,924	$ -	$ 344,183	$ (53,666,665)	$ 4,219,567

Net income	-	-	-	-	-	421,222	421,222

Stock-based compensation (Note 11)	-	-	-	45,690	-	-	45,690

Balance March 31, 2014	125,742	$ 125	$ 57,541,924	$ 45,690	$ 344,183	$ (53,245,443)	$ 4,686,479

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.
F4

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTH PERIODS ENDED MARCH 31,
	2014	2013
	(Unaudited)	(Unaudited)
Net income / (loss)	$ 421,222	$ (630,685)
Adjustments to reconcile net income / (loss) to net cash
used in operating activities:
Depreciation (Note 6)	117,616	170,601
Interest on promissory notes payable	128,522	3,500
Amortization of discount on promissory notes payable	94,774	2,056
Change in fair value of conversion option derivative liability	1,185,515	(292,570)
Stock-based compensation	45,690	172,953
Allowance for doubtful accounts	15,000	-
Warranty provision	64,505	-
Recovery on disposal of inventory	(3,050)	-

	1,648,572	56,540
Decrease in cash flows from operating
activities resulting from changes in:
Accounts receivable	(141,707)	630,300
Inventory	(92,813)	(100,717)
Prepaid expenses and other assets	(109,219)	(162,782)
Accounts payable and accrued liabilities	(127,967)	153,046
Customer deposits	237,259	10,282

	(234,447)	530,129

Net cash generated from / (used in) operating activities	1,835,347	(44,016)
Investing activities:
Acquisition of property, plant and equipment	(118,305)	(41,991)
Addition to property, plant and equipment under construction	(57,442)	21,488

Net cash used in investing activities	(175,747)	(20,503)
Financing activities:
Proceeds from notes payable to related parties	-	1,400,000
Repayment of loan payable	(17,556)	(17,038)

Net cash (used in) / provided by financing activities	(17,556)	1,382,962

Net change in cash and equivalents	1,642,044	1,318,443

Cash and cash equivalents, beginning of period	4,077,096	253,998

Cash and cash equivalents, end of period	$ 5,719,140	$ 1,572,441

Supplemental disclosures:
Cash interest paid	$ 2,988	$ 3,506
Property, plant and equipment included in accounts payable	$ -	$ 151,616
Transfer from equipment under construction to property, plant and equipment	$ 415,732	$ -

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

The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplates continuation of the Company as a going concern.

As of March 31, 2014, the Company had an accumulated deficit of $53,245,443 and had cash and cash equivalents of $5,719,140.  Based on cash and cash equivalents, anticipated revenues and spending levels, the Company estimates that it has sufficient cash resources to meet its anticipated net cash needs through the next twelve months.

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

ESTIMATES

The preparation of consolidated condensed financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated condensed financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Significant estimates include amounts for inventory valuation, impairment of and useful lives of property plant and equipment, the valuation of the stock-based compensation and conversion option derivative liability, and warranty provisions.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is estimated and recorded based on management’s assessment of the credit history with the customer and the current relationships with them. On this basis management has determined that an allowance for doubtful accounts of $265,862 and $250,862 was appropriate as of March 31, 2014 and December 31, 2013, respectively.

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

F6

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

F7

The Company also derives revenue (approximately 1.4% and 14.9% of total revenue for the three month periods ended March 31, 2014 and 2013, respectively) from providing air testing and environmental certification services. Revenues are recognized upon delivery of testing services when persuasive evidence of an arrangement exists and collection of the related receivable is reasonably assured.

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

SHIPPING AND HANDLING COSTS

The Company’s shipping and handling costs of $136,117 and $20,860 are included in cost of revenues for the three month periods ended March 31, 2014 and 2013, respectively. Additionally, the Company has recorded recoveries of these costs amounting to $41,865 and $14,433, which are included in cost of revenues for the three month period ended March 31, 2014 and in revenue for the three month period ended March 31, 2013.

RESEARCH AND DEVELOPMENT

The Company is engaged in research and development work. Research and development costs are charged as an operating expense as incurred. Any grant money received for research and development work is used to offset these expenditures. For the three month periods ended March 31, 2014 and 2013, the Company expensed $176,737 and $81,740, net of grant revenues, respectively, towards research and development costs. For the three month periods ended March 31, 2014 and 2013, gross research and development expense, excluding any offsetting grant revenues, amounted to $176,737 and $122,686, respectively, and grant revenues amounted to $0 and $40,946, respectively.

FOREIGN CURRENCY TRANSLATION

The functional currency of the Company and its foreign subsidiaries is the U.S. dollar. All of the Company’s revenue and materials purchased from suppliers are denominated in, or linked to, the U.S. dollar. Transactions denominated in currencies other than the functional currency are converted to the functional currency on the transaction date, and any resulting assets or liabilities are further translated at each reporting date and at settlement. Gains and losses recognized upon such translations are included within foreign exchange (gain) / loss in the consolidated condensed statements of operations and comprehensive income / (loss).

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

SEGMENT REPORTING

ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, establishes standards for the way that public business enterprises report information about operating segments in the Company’s consolidated condensed financial statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. ESW operates in two reportable segments; medium and heavy duty diesel retrofit operations and air testing services (see Note 14). ESW’s chief operating decision maker is the Company’s Executive Chairman.

COMPARATIVE FIGURES

Certain 2013 figures have been reclassified to conform to the current consolidated condensed financial statement presentation.

NOTE 3 – RECENTLY ISSUED ACCOUNTING STANDARDS AND RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

“Income Taxes (ASC Topic - 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists” (“ASU 2013-11”) was issued during July 2013. FASB issued guidance on how to present an unrecognized tax benefit. The guidance is effective for annual periods beginning after December 15, 2013. The adoption of the accounting pronouncement does not have a material effect on the accompanying consolidated condensed financial statements.

In April 2014, the FASB issued ASC Update No. 2014-08 (Topic 205 and Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASC update modifies the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity's operations and financial results. This update also requires additional financial statement disclosures about discontinued operations, as well as disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation. The updated guidance is effective prospectively for years beginning on or after December 15, 2014. The Company expects that the adoption of the accounting pronouncement will not materially affect its financial position or results of operations.

F9

NOTE 4 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and highly liquid investments purchased with original maturities of generally 90 days or less at the date of purchase. At March 31, 2014 and December 31, 2013, all of the Company’s cash and cash equivalents consisted of cash.

NOTE 5 - INVENTORY

Inventory consists of:

	March 31,	December 31,
Inventory	2014	2013
Raw materials	$2,414,781	$1,964,412
Work-in-process	1,589,561	1,950,642
Finished goods	-	6,868
Parts	6,245	17,954
	4,010,587	3,939,876
Less: reserve for inventory obsolescence	(221,357)	(246,509)
Total	$3,789,230	$3,693,367

During the three month period ended March 31, 2014, ESW recorded a write down on inventory against reserve of $25,152, in addition, there was recovery from sale of scrap inventory of $3,050. During the year ended December 31, 2013, ESW recorded a write down on inventory of $230,002 which was subsequently sold as scrap for $252,352 resulting in a net gain on disposal of scrap inventory of $22,350 included in the cost of revenue.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	March 31,	December 31,
Classification	2014	2013
Plant, machinery and equipment	$3,986,359	$3,583,451
Office equipment	173,707	186,916
Furniture and fixtures	127,937	1,063
Vehicles	34,762	17,038
Leasehold improvements	1,079,881	1,079,881
	5,402,646	4,868,349
Less: accumulated depreciation	(3,411,784)	(3,294,168)
	$1,990,862	$1,574,181

Depreciation expense recognized in the consolidated condensed statements of operations and comprehensive income / (loss) was included in the following captions:

	For the three month periods ended
	March 31,	March 31,
Depreciation Expense	2014	2013
Depreciation expense included in cost of revenue	$90,997	$112,439
Depreciation expense included in operating expenses	26,619	55,120
Depreciation expense included in research and development costs	-	3,042
Total depreciation expense	$117,616	$170,601

At March 31, 2014 and December 31, 2013, the Company had $72,472 and $431,022, respectively, of customized equipment under construction.

Certain property and equipment of the Company and its subsidiaries is used as collateral for borrowings under the Machinery and Equipment Loan Fund (“MELF”) facility (Note 7). All other property and equipment of the Company and its subsidiaries is used as collateral for borrowing under the senior secured convertible promissory notes payable (Note 8).

F10

NOTE 7 - LOAN PAYABLE

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

As of March 31, 2014 and December 31, 2013, the loan payable (current and long-term) amounted to $386,651 and $404,207, respectively. For the three month periods ended March 31, 2014 and 2013, the Company paid interest amounting to $2,988 and $3,506 on the loan and also repaid principal in the amount of $17,556 and $17,038, respectively. Interest expense is included under Marketing, office and general expenses in the consolidated condensed statements of operations and comprehensive income / (loss).

As at March 31, 2014 $70,966 (December 31, 2013 - $71,022) of the loan is repayable in the next 12 months with the remaining $315,685 (December 31, 2013 - $333,185) repayable thereafter.

Principal on the loan is repayable as follows:

Year Ending December 31,	Amount
2014 (excluding the three months ended March 31, 2014)	$ 53,466
2015	73,182
2016	75,408
2017	77,702
2018	80,065
Thereafter	26,828
Total	$ 386,651

NOTE 8 – SENIOR SECURED CONVERTIBLE PROMISSORY NOTES

On March 22, 2013, the Company entered into a note subscription agreement and a security agreement (the “Agreements”) and issued senior secured convertible promissory notes (the “Notes”) to four accredited investors who are currently shareholders (the “Holders”) and may be deemed affiliates of the Company (Note 12). Pursuant to the Agreements and Notes, the Holders made initial loans of $1,400,000 to the Company.

On April 23, 2013 and June 27, 2013, the Company issued additional Notes in the principal amount of $1,600,000 and $2,000,000, respectively, to the Holders. The Notes are due on March 22, 2018. The Notes are a part of a senior secured convertible loan facility of up to $5,000,000 which is now fully drawn down.

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

F11

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

On February 12, 2014, the Securities And Exchange Commission declared effective a Form S-1 Registration Statement under the Securities Act Of 1933 originally filed by the Company on December 23, 2013 (“Registration Statement”). The Registration Statement relates to the subscription rights offering to existing Company shareholders that the Company agreed to conduct in connection with the 2013 issuance of senior secured convertible promissory notes to accredited investors. The Registration Statement registers an aggregate of $4,596,929 new 10% Senior Secured Convertible Promissory Notes due 2018 (the “New Notes”) as well as potential 152,899 shares of common stock issuable upon conversion of the Notes and, if applicable, as payment of interest on the Notes by the Company. In March, 2014, the Company filed a form 424B3 with the Securities And Exchange Commission (the “prospectus”) and commenced the rights offering by mailing the prospectus and related documents to the Company’s shareholders of record as of February 13, 2014.

On March 22, 2013, April 23, 2013 and June 27, 2013, the Company recorded a discount on the Notes equal to the fair value of the conversion option derivative liability (Note 9). This discount is amortized using the effective interest rate method at an interest rate of 9.6%, 17.3% and 38.3% for the March 22, April 23 and June 27 Notes, respectively, over the term of the Notes.

Period ended March 31, 2014
Face value of March 22, 2013 notes payable	$1,400,000
Face value of April 23, 2013 notes payable	1,600,000
Face value of June 27, 2013 notes payable	2,000,000
Total face value of promissory notes payable	5,000,000
Discount on promissory notes payable	(3,079,102)
Accretion of discount on promissory notes payable	225,882
Balance January 1, 2014	$2,146,780
Accretion of discount on promissory notes payable	94,774
Balance March 31, 2014	$2,241,554

During the three month periods ended March 31, 2014 and 2013, accretion of discount on the Notes amounted to $94,774 and $2,056 respectively.

During the three month periods ended March 31, 2014 and 2013, interest expense on the Notes amounted to $128,522 and $3,500, respectively.

For the periods ended March 31, 2014 and December 31, 2013, interest expense accrued on the Notes included in accrued liabilities on the consolidated condensed balance sheets amounted to $256,299 and $127,777, respectively.

NOTE 9 – CONVERSION OPTION DERIVATIVE LIABILITY

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

F12

The Company’s conversion option derivative liability for the Notes was measured at fair value on the dates of issue and at March 31, 2014 using a binomial lattice model.

Since the Conversion Price contains an anti-dilution adjustment, the probability that the Conversion Price of the Notes would decrease as the share price decreased was incorporated into the valuation calculation.

The inputs into the binomial model are as follows:

	March 22, 2013	April 23, 2013	June 27, 2013	December 31, 2013	March 31, 2014
Closing share price	$40	$54	$80	$26	$50
Conversion price	$80	$80	$80	$80	$80
Risk free rate	0.80%	0.71%	1.38%	1.75%	1.32%
Expected volatility	110%	126%	114%	117%	124%
Dividend yield	0%	0%	0%	0%	0%
Expected life	5 years	4.92 years	4.75 years	4.25 years	4.00 years

The fair value of the conversion option derivative liability was $2,317,260 at March 31, 2014 and $1,131,745 at December 31, 2013. The change in the fair value of the conversion option derivative liability of $1,185,515 was recorded as a loss in the consolidated condensed statement of operations for the three month period ended March 31, 2014 and $292,570 was recorded as a gain in the three month period ended March 31, 2013.

Conversion option derivative liability, beginning balance	$-
Origination of conversion option derivative liability on March 22, 2013	526,810
Origination of conversion option derivative liability on April 23, 2013	905,569
Origination of conversion option derivative liability on June 27, 2013	1,646,723
Gain on change in fair value of conversion option derivative liability, December 31, 2013	(1,947,357)
Balance, December 31, 2013	$1,131,745
Loss on change in fair value of conversion option derivative liability, March 31, 2014	1,185,515
Balance, March 31, 2014	$2,317,260

NOTE 10 - INCOME TAXES

The Company calculates its income tax expense by estimating the annual effective tax rate and applying that rate to the year-to-date ordinary income at the end of the period. The Company records a tax valuation allowance when it is more likely than not that it will not be able to recover the value of its deferred tax assets.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest accrued on uncertain tax positions as well as interest received from favorable tax settlements within interest expense. The Company recognizes penalties accrued on unrecognized tax benefits within general and administrative expenses. As of March 31, 2014 and December 31, 2013, the Company had no uncertain tax positions and calculated its estimated annualized effective tax rate at 0%, for both the United States and Canada. The Company had no income tax expense on its $421,222 pre-tax income for the three months ended March 31, 2014 due to the availability of loss carry-forwards. The Company recognized no income tax expense based on its $630,685 pre-tax loss for the three months ended March 31, 2013.

The Company does not anticipate any significant changes to the total amounts of unrecognized tax benefits in the next twelve months. In many cases the Company’s uncertain tax positions are related to tax years that remain subject to examination by tax authorities. The following describes the open tax years, by major tax jurisdiction, as of March 31, 2014:

United States – Federal	2009 – present
United States – State	2009 – present
Canada – Federal	2010 – present
Canada – Provincial	2010 – present

F13

NOTE 11 - STOCK OPTIONS AND RESTRICTED STOCK PLAN

Stock-based compensation consists of stock options and restricted stock granted by the Company as follows:

	For the three month periods ended
	March 31,	March 31,
	2014	2013
Stock options	$-	$20,708
Restricted stock grants	45,690	152,245
Total stock-based compensation	$45,690	$172,953

For the three month period ended March 31, 2014, $45,690 (March 31, 2013 - $152,245) has been recorded in consulting and professional fees related to the vesting of restricted stock grants.

As at March 31, 2014, $45,690 (March 31, 2013 - $Nil) amount has been included in shares to be issued on the consolidated condensed statements of changes in stockholders' equity.

STOCK OPTIONS

A summary of option transactions, including those granted pursuant to the terms of certain employment and other agreements follows:

Details	Stock Purchase Options	Weighted Average Exercise Price
Outstanding, January 1, 2013	588	$1,000
Expired	(175)	(957)
Balance, January 1, 2014	413	$1,010
Expired	-	-
Outstanding, March 31, 2014	413	$1,010

At March 31, 2014 and December 31, 2013, the outstanding options have a weighted average remaining life of 16 months and 19 months, respectively. No stock options were granted during the three month periods ended March 31, 2014 and 2013.

During the three month periods ended March 31, 2014 and 2013, $0 and $20,708 respectively, of stock option expense has been recorded in officers’ compensation and directors’ fees in the consolidated condensed statements of operations and comprehensive income / (loss). At March 31, 2014, the Company had outstanding options as follows:

Number of Options	Exercise Price	Expiration Date
300	$1,300	15-Apr-15
113	$240	30-Jun-16
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

F14

The 2013 Stock Plan is administered by the Compensation Committee.  The Compensation Committee has authority, subject to ratification by the Board, to interpret the 2013 Stock Plan, adopt administrative regulations, determine the recipients of Awards, and determine and amend the terms of Awards.

Shares of restricted common stock issued were valued at the quoted market price on the dates of grant. During the three month periods ended March 31, 2014 and 2013, $45,690 and $152,245, respectively, has been recorded in officers’ compensation and directors’ fees in the consolidated condensed statements of operations and comprehensive income / (loss) for the fair value of each grant of restricted common stock. These amounts along with stock option expense have been included in stock-based compensation in the consolidated condensed statements of changes in stockholders equity.

Date of Issuance	Number of restricted common stock issued	Stockholder’s Equity	Note
28-Feb-13	2,057	$152,245	(1)
31-Dec-13	3,620	123,345	(2)
31-Dec-13	658	17,108	(3)
Total December 31, 2013	6,335	$292,698
Three months ended March 31, 2014	-	-
Total March 31, 2014	-	$ -

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

 (2) Effective December 31, 2013, the Company issued 3,620 shares of restricted common stock valued at $123,345 to seven board members under the 2013 Stock Plan as per the approved board compensation structure.

(3) Effective December 31, 2013, the Company issued 658 shares of restricted common stock valued at $17,108 to two executive officers under the 2013 Stock Plan as per their approved executive compensation arrangements. Effective January 12, 2012, the Board, on the recommendation of its compensation committee, approved a management incentive plan which includes a 10% restricted stock pool for management. Key participants of this plan will be executive officers. Secondary participants will include other management and certain other employees. The program provides for 5 year vesting. The equity grants are effective subject to the execution of the requisite grant agreements. Stock-based compensation expense will be recorded as of the vesting terms of the grants

The following tables show the outstanding equity awards (unvested portion of restricted stock grants) at March 31, 2014.

Vesting date	Number of restricted common stock outstanding (unvested)
January 12, 2014	658 (1)
December 31, 2014	2,269
January 12, 2015	658
December 31, 2015	1,104
January 12, 2016	658
January 12, 2017	660
Total	6,007

(1) 658 shares of restricted common stock are fully vested however the issuance of the stock certificate is not complete.

F15

NOTE 12 - RELATED PARTY TRANSACTIONS AND BALANCES

In addition to reimbursement of business expenses, transactions with related parties include:

On April 19, 2011, the Company’s Board ratified a Services Agreement (the “Orchard Agreement”) between the Company and Orchard Capital Corporation (“Orchard”) which was approved by the Company’s Compensation Committee and was effective January 30, 2011. Under the Orchard Agreement, Orchard agreed to provide services that may be mutually agreed to by and between Orchard and the Company including those duties customarily performed by the Chairman of the Board and executive of the Company as well as providing advice and consultation on general corporate matters and other projects as may be assigned by the Company’s Board as needed. Orchard is controlled by Richard Ressler. Certain affiliated entities of Orchard as well as Richard Ressler own shares of the Company. On August 1, 2013, the Company’s Board ratified a change to the compensation terms under Services Agreement between the Company and Orchard. Compensation under the agreement was increased to $430,000 from $300,000 per annum effective August 1, 2013. During the three month periods ended March 31, 2014 and 2013, management fees charged to operations amounted to $107,500 and $75,000, respectively. As at March 31, 2014, $107,500 (December 31, 2013 - $107,500) is included in accrued liabilities.

Mr. Nitin Amersey, a director of the Company, is listed as a control person with the Securities and Exchange Commission of Bay City Transfer Agency Registrar Inc., the Company’s transfer agent, and of Freeland Venture Resources Inc., which provides Edgar filing services to the Company. For the three month period ended March 31, 2014, the Company paid $16,179 to Bay City Transfer Agency Registrar Inc., for services rendered and $11,580 to Freeland Venture Resources Inc., for services rendered. For the three month period ended March 31, 2013, the Company paid $45,114 to Bay City Transfer Agency Registrar Inc., for services rendered and $4,320 to Freeland Venture Resources Inc., for services rendered. At March 31, 2014, accounts payable includes $0 (December 31, 2013 - $1,000) due to these entities.

During the three month periods ended March 31, 2014 and 2013 the Company paid Mr. Amersey $9,000 and $7,500, respectively, as fees, for services performed as audit committee chairperson.

Mr. John Dunlap, a director of the Company, is the President of Dunlap Group, which provides consulting services to the Company related to regulatory and regulatory compliance matters. During the three month periods ended March 31, 2014 and 2013, the Company paid fees to Dunlap Group amounting to $3,393 and $12,313, respectively. During the three month periods ended March 31, 2014 and 2013 the Company paid Mr. Dunlap $9,000 and $7,500, respectively, as fees, for services performed as compensation committee chairperson.

During three month periods ended March 31, 2014 and 2013 the Company paid each of Mr. John Suydam and Mr. Zohar Loshitzer $5,000 and $0, respectively, as fees, for serving as a director of the Company.

Effective December 10, 2012, the Board approved a one-time grant of 4,114 shares of restricted common stock from treasury to Mr. Mark Yung, a member of the Company’s Board, for services rendered as Executive Chairman, 2,057 shares of which were issued upon the date of grant, and 2,057 shares of which were issued on February 28, 2013 (Note 11). The issued shares were valued at the quoted market price on the grant date. During the three month periods ended March 31, 2014 and 2013, $0 and $152,245, respectively, has been recorded in officers’ compensation and directors’ fees in the consolidated condensed statements of operations and comprehensive income / (loss) for the fair value of the grant of restricted common shares. The shares of common stock were issued from treasury, not under the Company’s 2010 stock incentive plan.

On March 22, 2013, April 23, 2013 and June 27, 2013, the Company issued an aggregate amount of $5,000,000 unsecured convertible promissory notes to certain shareholders and deemed affiliates of certain members of the Board of Directors (Note 8). During the three month periods ended March 31, 2014 and 2013, interest expense on the Notes amounted to $128,522 and $3,500, respectively. At March 31, 2014 and December 31, 2013, interest expense accrued on the Notes included in accrued liabilities on the consolidated condensed balance sheets amounted to $256,299 and $127,777, respectively.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

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

F16

Effective September 24, 2012, ESWA entered into a second lease amendment agreement with Nappen & Associates for the leasehold property in Pennsylvania, whereby ESWA extended the term of the lease agreement by an additional 5 years. There were no modifications to the original economic terms of the lease. Under the terms of the second lease renewal, the lease will expire on February 28, 2018.

On June 7, 2013, the Company’s wholly-owned subsidiary, ESWCT, entered into a commercial real estate lease with Trepte Industrial Park, Ltd., a California limited partnership.  ESWCT leased approximately 18,000 square feet of commercial property located in San Diego, California, to be used primarily for housing ESWCT’s manufacturing and diesel particulate filter cleaning operations. This lease provides for a 37-month lease term (commencing July 1, 2013), with an option exercisable by ESWCT to extend the lease term for two additional 36-month periods. The current base rent under this lease is $15,300 per month. Concurrently with the signing of this lease and pursuant to the terms thereof, ESWCT paid to the Lessor an amount equal to $155,600 which is included in prepaid expenses and other assets, this amount reflects the first month’s base rent, the security deposit, the funding required for improvements done by the Lessor at ESWCT’s request, and pre-paid rent (“Prepaid Rent”). The amount was credited against monthly base rent payable by ESWCT starting January 2014 and each month thereafter. At March 31, 2014 balance of the Prepaid Rent amounted to $56,282.

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

The following is a summary of the minimum annual lease payments for the Pennsylvania and California leases:

Year Ending December 31,	Amount
2014 (excluding the three months ended March 31, 2014)	$210,189
2015	372,935
2016	279,799
2017	180,990
2018	30,165
Total	$1,074,078

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

•        On October 15, 2013, the Company was notified of a revised claim filed in the Ontario, Canada Superior Court of Justice in connection with a dispute with a past vendor of ESW Canada.  Effective January 29, 2014, the Company settled this claim. The Company paid the vendor $15,000 as part of the settlement and full discharge of the matter.

WARRANTY PROVISIONS

The Company is also exposed to warranty contingencies associated with certain verification procedures relating to the ThermaCat and to the assumption of warranties for legacy Cleaire products in the field. In 2013, ESW had estimated a one-time charge of $1,000,000 related to its assumption of warranties for legacy Cleaire products in the field and a one-time warranty charge of $504,900 associated with certain verification procedures relating to the ThermaCat. The actual amount of loss associated with such assumption of warranties and/or verification procedures, however, could be materially different.  Both of these warranty charges are based on the estimated number of operational units, average remaining warranty life and cost of warrantable failure. These amounts, as well as the on-road and off-road warranty provision have been included in the warranty provision of $1,788,274 as of March 31, 2014 on the consolidated condensed balance sheets (December 31, 2013 - $1,723,769).

F17

For the three months periods ended March 31, 2014 and 2013, the total warranty, service, service travel and installation costs included in cost of revenue was $127,837 and $19,112, respectively.

STOCK ISSUANCE

Effective August 1, 2013, the Board of Directors on the recommendation of the Compensation Committee approved the issuance of 2,350 shares of common stock to the Executive Chairman of the Company for services, contingent upon conversion of the Notes, in order to maintain his percentage ownership interest in the Company.

NOTE 14 – OPERATING SEGMENTS

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

The Company evaluates performance based on several factors, of which the primary financial measure is net income. The accounting policies of the business segments are the same as those described in Note 2. The following tables show the operations and certain assets of the Company’s reportable segments:

For the three month period ended March 31, 2014
	MHDD Retrofit	Air Testing	Unallocated	Adjustments and eliminations	Consolidated
Revenue from external customers	$6,898,625	$96,959	$-	$-	$6,995,584
Intersegment revenue	$-	$252,260	$-	$(252,260) (1)	$-
Net income / (loss)	$2,521,599	$(75,664)	$(2,024,713)	$-	$421,222
Property, plant and equipment additions	$118,565	$415,732	$-	$-	$534,297
Equipment under construction reductions	$(2,070)	$(356,480)	$-	$-	$(358,550)
Interest expense	$-	$2,988	$128,522	$-	$131,510
Depreciation	$53,681	$63,935	$-	$-	$117,616
As of March 31, 2014
	MHDD Retrofit	Air Testing	Unallocated	Adjustments and eliminations	Consolidated
Total assets	$8,096,692	$1,653,951	$4,696,333	$-	$14,446,976
Equipment under construction	$12,960	$59,512	$-	$-	$72,472
Property, plant and equipment	$610,969	$1,379,893	$-	$-	$1,990,862
Accounts receivable	$1,923,918	$91,300	$-	$-	$2,015,218
Inventories	$3,789,230	$-	$-	$-	$3,789,230

F18

For the three month periods ended March 31, 2013
	MHDD Retrofit	Air Testing	Unallocated	Adjustments and eliminations	Consolidated
Revenue from external customers	$1,239,128	$216,714	$-	$-	$1,455,842
Intersegment revenue	$-	$23,013	$-	$(23,013) (1)	$-
Net (loss)	$(177,480)	$(196,363)	$(256,842)	$-	$(630,685)
Property, plant and equipment additions	$-	$41,991	$-	$-	$41,991
Equipment under construction reductions	$-	$(21,488)	$-	$-	$(21,488)
Interest expense	$-	$3,506	$3,500	$-	$7,006
Depreciation	$24,141	$146,460	$-	$-	$170,601
As of December 31, 2013
	MHDD Retrofit	Air Testing	Unallocated	Adjustments and eliminations	Consolidated
Total assets	$7,202,958	$1,557,127	$3,654,927	$-	$12,415,012
Equipment under construction	$15,030	$415,992	$-	$-	$431,022
Property, plant and equipment	$546,086	$1,028,095	$-	$-	$1,574,181
Accounts receivable	$1,833,950	$54,561	$-	$-	$1,888,511
Inventories	$3,693,367	$-	$-	$-	$3,693,367

 (1) There amounts represent revenues earned from services performed for the MHDD Retrofit segment and its profits, they are eliminated upon consolidation.

All of the Company’s revenue for the three month periods ended March 31, 2014 and 2013 were derived from the United States. All property, plant and equipment (including property, plant and equipment under construction) were located in the United States at March 31, 2014 and December 31, 2013.

NOTE 15 – EARNINGS / (LOSS) PER SHARE

Potential common shares of 413 related to ESW's outstanding stock options and potential common shares of 6,007 related to ESW’s restricted stock grants were excluded from the computation of diluted loss per share for the three month period ended March 31, 2014 because the inclusion of these shares would be anti-dilutive. Potential common shares of 62,500 based on an exercise price of $80 per share related to the senior secured convertible promissory notes and additional 5,126 shares issuable for interest or should the conversion option derivative liability be triggered by a future financing, have also not been included in the computation of diluted earnings per share for the three month period ended March 31, 2014 as their effect would be anti-dilutive.

Potential common shares of 538 related to ESW's outstanding stock options were excluded from the computation of diluted loss per share for the three month period ended March 31, 2013 because the inclusion of these shares would be anti-dilutive. Potential common shares of 17,500 based on an exercise price of $80 per share related to the senior secured convertible promissory notes and additional potential shares issuable should the holders elect to convert interest or should the conversion option derivative liability be triggered by a future financing, have also not been included in the computation of diluted loss per share for the three month period ended March 31, 2013 as their effect would be anti-dilutive.

F19

NOTE 16 - RISK MANAGEMENT

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

Accounts Receivable and Concentrations of Credit Risk: The Company performs on-going credit evaluations of its customers’ financial condition and generally does not require collateral from its customers. Three of its customers accounted for 15.8%, 14.6% and 13.7%, respectively, of the Company's revenue during the three month period ended March 31, 2014 and 24.5%, 12.7% and 9.8%, respectively, of its accounts receivable as of March 31, 2014.

Three of its customers accounted for 11.3%, 10.0% and 8.3%, respectively, of the Company's revenue during the three month period ended March 31, 2013 and 18.8%, 15.9% and 10.1%, respectively, of its accounts receivable as of March 31, 2013.

For the three month period ended March 31, 2014, the Company purchased approximately 12.28% and 10.4% of its inventory from two vendors. For the three month period ended March 31, 2013, the Company purchased approximately 23.4% and 12.0% of its inventory from two vendors.

The accounts payable to these vendors aggregated $63,844 and $506,658 as of March 31, 2014 and 2013.

NOTE 17 - SUBSEQUENT EVENTS

Effective April 1, 2014 the Company elected to pay and paid the second interest payments on the Senior Secured Convertible Promissory Notes in the form of Common stock, as per the terms of the Notes. The Company issued 5,126 shares as interest payment to four note holders for interest accrued up to March 31, 2014 totaling $256,299. The conversion price of the shares was $50 for the interest payment, which was based upon the market value of the Company’s common stock on the date of such payment (determined by calculating the average closing price of the Company’s common stock for the twenty trading days preceding such date). Per the terms of the Notes, up to two interest payments could be paid in the Company’s common stock valued at the lesser of $80 per share, subject to adjustment, or the market value of the Company’s common stock.

On May 9, 2014, we completed the rights offering to our shareholders described in Note 8, and our shareholders purchased $122,486 principal amount of New Notes in the aggregate.

F20

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with ESW’s unaudited consolidated condensed financial statements and Notes thereto included elsewhere in this Report.

This Form 10-Q contains certain forward-looking statements regarding, among other things, the anticipated financial and operating results of ESW’s business. Investors are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. ESW undertakes no obligation to publicly release any modifications or revisions to these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events. In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, ESW cautions investors that actual financial and operating results may differ materially from those projected in forward-looking statements made by, or on behalf of, ESW. Such forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause the actual results, performance, or achievements to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. This report should be read in conjunction with ESW’s Annual Report on Form 10-K, for the year ended December 31, 2013 as filed with the Securities and Exchange Commission.

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

Our focus is to be a leading player in the diesel emission control market by developing, certifying and commercializing best available diesel emission control technologies primarily for the medium and heavy duty diesel (“MHDD”) retrofit on-road and off-road markets.  Our strategy is centered on increasing our market presence through our leading portfolio of CARB verified Level 3 Plus diesel emissions technologies and focus on becoming the compliance solution provider to fleet owners and other end users across the United States as well as internationally.  In addition, ESW Group is focused on growing its presence in the emissions testing market focused on the diesel, natural gas and hybrid engine markets and spanning a wide array of applications from motorcycles and ATVs to heavy duty diesel engines.  We are also exploring opportunities in other diesel aftertreatment verticals and engine and fuel related opportunities that can leverage our knowledge base and capabilities surrounding the medium and heavy duty on-road and off-road markets.

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

Effective October 1, 2013 ESWCT leased an engineering and service facility in Richmond, California capable of design and development of diesel emission control systems. The facility also serves as a service and training facility for northern California.

During the first half of 2013 we issued 10% Senior Secured Convertible Promissory Notes (“Existing Notes”) to certain lenders who are affiliated shareholders of the Company as described below under “Debt Structure”.  Proceeds of the Existing Notes funded the purchase of the Cleaire assets, and are being used for working capital, planned capital investments and other general corporate purposes.

On January 23, 2013, our board of directors approved a one-for-two thousand reverse split of our common stock. Upon the completion of the reverse stock split, which was effective on May 24, 2013, there was no change to our authorized shares of common stock, which remained at 250,000,000 shares, par value $0.001 per share. Issued and outstanding common stock was reduced from 228,213,173 shares to approximately 113,464 shares. At March 31, 2014 we had 125,742 common stock issued and outstanding.

Effective October 4, 2013, we registered 20,000 shares of Common Stock (par value $0.001 per share) under Form S-8 that are issuable under the Environmental Solutions Worldwide, Inc. 2013 Stock Plan.  See “Executive Compensation – 2013 Stock Plan”.

In December 23, 2013, we filed a Form S-1 Registration Statement under the Securities Act Of 1933 relating to a subscription rights offering to shareholders described below under “Debt Structure”.  This registration statement registers $4,596,929 in 10% Senior Secured Convertible Promissory Notes due 2018 (the “New Notes” and, together with the Existing Notes, the “Notes”) and the potential 152,899 shares of common stock issuable upon conversion of the Notes and, if applicable, as payment of interest on the Notes by the Company. The Registration Statement was declared effective by the Securities and Exchange Commission on February 12, 2014. In March 2014, we filed a form 424B3 with the Securities and Exchange Commission (the “prospectus”) and commenced the rights offering by mailing the prospectus and related documents to our shareholders of record as of February 13, 2014. The rights offering was completed on May 9, 2014, and our shareholders purchased $122,486 principal amount of New Notes in the aggregate.

We experienced strong demand for our products in the first quarter of 2014; our revenues for the MHDD retrofit market were $6,898,625. Our ESW America Air Testing business revenue contributed a total of $96,959 of revenue during the three month period ended March 31, 2014. Testing revenues were lower due to weaker demand in the heavy duty diesel OEM testing market, offset by a growing number of testing customers. The ESW America testing lab capacity was primarily utilized for internal research and internal new product development.

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

Effective April 21, 2014, we were notified by CARB that the Skyline™ Level III Plus Active Diesel Particulate Filter System specifically designed for off-road equipment with duty cycles including cold exhaust and older engines achieved CARB Level III Plus (>85%) verification. We continue to pursue the verification of two other passive off road Level III products.

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

Our diesel emissions control technologies range from active systems (e.g. Horizon®, Vista™, Skyline™ ), to active-passive systems (ThermaCat and ThermaCat-e), to straight passive systems (LongMile®-S) that offer end users emissions compliance across a broad range of applications and duty cycles in both the on-road and off-road markets.

COMPARISON OF THE THREE MONTH PERIOD ENDED MARCH 31, 2014 TO THE THREE MONTH PERIOD ENDED MARCH 31, 2013

RESULTS OF OPERATIONS

The following management’s discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the MD&A included in ESW’s Annual Report on Form 10-K, for the year ended December 31, 2013.

Revenues for the three month period ended March 31, 2014, increased by 381 percent, to $6,995,584 from $1,445,842 for the comparable period in 2013. The increase in revenues in 2014 is due to ESW’s expanded product offering which has increased our market share of the MHDD retrofit market, deliveries for the Chicago Transit Authority program, and demand related to the California Truck and Bus regulation requiring retrofitting or replacement in connection with certain classes of diesel trucks that operate in California.

Cost of revenue as a percentage of revenues for the three month period ended March 31, 2014 was 49.1 percent compared to 74.8 percent for the three month period ended March 31, 2013. Cost of revenue for the period ended March 31, 2014 increased by $2,346,309 compared to the three month period ended March 31, 2013. The primary driver for the increase in the cost of revenue during the three month period ended March 31, 2014 was the higher revenue during the period. The gross margin for the three month period ended March 31, 2014 was 50.9 percent compared to 25.2 percent for the three month period ended March 31, 2013. The improved gross margin incorporates a favorable cost of materials resulting from the acquisition of assets from Cleaire and reflects the greater operating leverage from our higher sales.

Marketing, office and general expenses for the three month period ended March 31, 2014 increased 52.0 percent to $1,166,096 from $767,394 for the same period in 2013. The increase is primarily due to: (a) an increase in customer service, sales and marketing and wages and selling expenses of $137,346 due to an enhanced customer service, sales and marketing team, (b) increase in general administration expenses of $281,455 primarily due to the increased business insurance expenses and higher administration salaries and wages mainly attributed to increased operations, (c) increase in facility expense of $38,026 mainly arising from unusually high utility costs in PA due to weather related issues in the first quarter of 2014, and (d) increase in engineering expenses of $57,657 due to an enhanced engineering team. These increases were offset by a decrease in investor relation costs of $115,782.

Officers’ compensation and directors’ fees for the three month period ended March 31, 2014 decreased by $83,390, or 27.3 percent, to $221,823 from $305,213 for the three month period ended March 31, 2013. The decrease is due to a one off stock based compensation expense that was incurred in the three month period ended March 31, 2013 for vesting of a previously issued restricted stock grant.

Research and development (“R&D”) expenses for the three month period ended March 31, 2014 increased by $94,997, or 116.2 percent, to $176,737 versus $81,740 for the three month period ended March 31, 2013. The primary driver of R&D expenses for the three month period ended March 31, 2014 was related to ESW’s pursuit of the verification expansion of its Level III products, verifications of new off-road products, and the pursuit of new products in other aftertreatment verticals. During the three month period ended March 31, 2014 there was no grant funding or tax credit to offset R&D cost, for the three month period ended March 31, 2013 tax credits amounted to $40,946.

Consulting and professional fees for the three month period ended March 31, 2014 increased by $81,306, or 121.1 percent, to $148,423 from $67,117 for the three month period ended March 31, 2013. The increase is mainly due to legal and consulting fees in connection with corporate actions such as the reverse stock split and the rights offering discussed under “General Overview” above.

Depreciation expense for the three month period ended March 31, 2014 decreased by $28,501, or 51.7 percent to $26,619 from $55,120 for the three month period ended March 31, 2013.  The primary reason for the reduction in depreciation expense was property, plant and equipment being fully depreciated in our ESWA operations during the three month period ended March 31, 2014.

Foreign exchange gain for the three month period ended March 31, 2014, was $9,301 as compared to a loss of $8,112 for the three month period ended March 31, 2013. This is mainly a result of the fluctuation in the exchange rate of the Canadian Dollar to the United States Dollar.

Income from operations for the three month period ended March 31, 2014 was $1,830,033 compared to a loss of $917,699 for the three month period ended March 31, 2013. ESW’s gain from operations for the three month period ended March 31, 2014 included non- cash depreciation  expenses of $117,616, stock based compensation of $45,690 and an allowance for doubtful accounts of $15,000.

The Company recorded the following costs and loss / (gain) related to a senior secured convertible loan facility:

March 31,
		2014	2013
•	Interest on notes payable to related parties	$ 128,522	$ 3,500
•	Debt related discount amortization	$ 94,774	$ 2,056
•	Loss / (gain) on conversion option derivative liability	$ 1,185,515	$ (292,570)

Net income and comprehensive income after income taxes for the three month period ended March 31, 2014 amounted to $421,222 as compared to a net loss and comprehensive loss after income taxes of $630,685 for the three month period ended March 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Historically our principal sources of operating capital have been the proceeds from various financing transactions. However, during the three month period ended March 31, 2014, we generated $1,835,347 of cash from operating activities compared with $44,016 used for operating activities for the three month period ended March 31, 2013.

As of March 31, 2014 and 2013, we had cash and cash equivalents of $5,719,140 and $1,572,441, respectively.

Net cash generated from operating activities for the three month period ended March 31, 2014 amounted to $1,835,347. This amount was attributable to the net income of $421,222, plus non-cash expenses primarily consisting of the change in fair value of conversion option derivative liability relating to the Existing Notes, warranty provisions and also consisting of expenses such as depreciation, stock based compensation, discount on Existing Notes, and others of $1,648,572, and a decrease in cash flows from operating activities of $234,447.

Net cash used in operating activities for the three month period ended March 31, 2013 amounted to $44,016. This amount was attributable to the net loss of $630,685, plus non-cash expenses such as depreciation, stock based compensation, conversion option derivative liability, discount on promissory notes payable and others of $56,540, and an increase in net operating assets and liabilities of $530,129.

Net cash used in investing activities such as acquisition of property, plant and equipment and addition to property, plant and equipment under construction was $175,747 for the three month period ended March 31, 2014, as compared to $20,503 used in similar investing activities for the three month period ended March 31, 2013.

For the three month period ended March 31, 2014 net cash used in financing activities totaled $17,556 related to the repayment of principal on the loan payable.  For the three month period ended March 31, 2013, $1,382,962 of net cash was generated from financing activities, with $1,400,000 in proceeds from notes payable to related parties offset by $17,038 in principal repayment related to the loan payable.

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

Overall, capital adequacy is monitored on an ongoing basis by our management and reviewed quarterly by the Board of Directors. During the second half of 2013 and in 2014 ESW generated income from operations and cash from operations. The Company will use its cash on hand to fund planned capital expenditures.

DEBT STRUCTURE

At March 31, 2014, we had $4,945,465 (December 31, 2013 - $3,682,732) of debt on the consolidated balance sheet. Of this amount, $70,966 (December 31, 2013 - $71,022) is repayable in the next 12 months.

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

The Existing Notes are secured by a lien on and a security interest in all assets, excluding certain collateral subject to pre-existing liens, of the following wholly owned subsidiaries of the Company, comprising substantially all of the assets of the Company, taken as a whole: TFI, ESWA, ESWT and ESWCT.  The Existing Notes bear interest at a rate of 10% per annum compounded quarterly.  Interest is payable semi-annually in arrears in cash and at the Company’s election, during the term of the Existing Notes, up to two accrued and unpaid semi-annual interest payments can be paid in the form of the Company’s common stock, valued at the lesser of $80, subject to adjustment (the “Existing Note Conversion Price”) or the market value of the Company’s common stock as of the date of such payment (based on the average closing price of the Company’s common stock for the twenty trading days preceding such date), with interest payments commencing September 30, 2013. At the option of the holders representing a majority of the then-outstanding principal balance of the Existing Notes together with the New Notes (as defined below), all principal, and interest amounts then outstanding under all of the Existing Notes shall be exchanged for shares of the Company’s common stock at the Existing Note Conversion Price.  The Existing Note Conversion Price is subject to anti-dilution adjustment in the event the Company at any time while the Existing Notes are outstanding issues equity securities including common stock or any security convertible or exchangeable for shares of common stock for no consideration or for consideration less than the Existing Note Conversion Price.  The anti-dilution protection excludes shares of common stock issuable upon the exercise of options or other securities granted to directors, officers, bona fide consultants and employees of the Company issued pursuant to a board approved option or incentive plan or stock, warrants or other securities issued to a bank or other financial institution in connection with a financing.

Effective October 1, 2013 the Company elected to pay and paid interest on the Existing Notes in the form of Common stock, as per the terms of the Existing Notes. The Company issued 8,000 shares as interest payment to four note holders for interest accrued up to September 30, 2013 totaling $200,000. The conversion price of the shares was $25 for the interest payment, which was based upon the market value of the Company’s common stock on the date of payment (determined by calculating the average closing price of the Company’s common stock for the twenty trading days preceding such date). Per the terms of the note interest payments can be paid in the Company’s common stock valued at the lesser of $80 per share, subject to adjustment, or the market value of the Company’s common stock. The Company has one more outstanding option to repay the accrued interest on the Notes in the form of in Common stock (See Note 18 for further details).

In connection with the Existing Loan, the Company further agreed to conduct a rights offering to all of its holders of common stock, offering all such holders the right to purchase up to their pro-rata Company ownership amount of 10% senior secured five (5) year convertible promissory notes (the “New Notes” and, together with the Existing Notes, the “Notes”) that will be substantially similar to the Existing Notes.  In connection with this rights offering, in December 2013, the Company filed a Form S-1 Registration Statement under the Securities Act Of 1933 to register an aggregate of $4,596,929 in New Notes) and the potential 152,899 shares of common stock issuable upon conversion of the Notes and, if applicable, as payment of interest on the Notes by the Company. The Registration Statement was declared effective by the Securities and Exchange Commission on February 12, 2014.  In March 2014, the Company filed a form 424B3 with the Securities and Exchange Commission (the “prospectus”) and commenced the rights offering by mailing the prospectus and related documents to our shareholders of record as of February 13, 2014. The rights offering was completed on May 9, 2014, and our shareholders purchased $122,486 principal amount of New Notes in the aggregate.

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

On June 7, 2013, the Company’s wholly-owned subsidiary, ESWCT, entered into a commercial real estate lease with Trepte Industrial Park, Ltd., a California limited partnership, pursuant to which, ESWCT is leasing approximately 18,000 square feet of commercial property located in San Diego, California, to be used primarily for housing ESWCT’s manufacturing and diesel particulate filter cleaning operations. This lease provides for a 37-month lease term (commencing July 1, 2013), with an option exercisable by ESWCT to extend the lease term for two additional 36-month periods. The current base rent under this lease is $15,300 per month. Concurrently with the signing of this lease and pursuant to the terms thereof, ESWCT paid to the Lessor an amount equal to $155,600, which amount reflects the first month’s base rent, the security deposit, the funding required for improvements done by the Lessor at ESWCT’s request, and pre-paid rent (“Prepaid Rent”). The amount was credited against monthly base rent payable by ESWCT starting January 2014 and each month thereafter. At March 31, 2014 balance of Prepaid Rent amounted to $56,282.

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

The following is a summary of the minimum annual lease payments for the Pennsylvania and California leases:

Year Ending December 31,	Amount
2014 (excluding the three months ended March 31, 2014)	$210,189
2015	372,935
2016	279,799
2017	180,990
2018	30,165
Total	$1,074,078

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

•        On October 15, 2013, the Company was notified of a revised claim filed in the Ontario, Canada Superior Court of Justice in connection with a dispute with a past vendor of ESW Canada.  Effective January 29, 2014, the Company settled this claim. The Company paid the vendor $15,000 as part of the settlement and full discharge of the matter.

RECENTLY ISSUED ACCOUNTING STANDARDS AND RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

“Income Taxes (ASC Topic - 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists” (“ASU 2013-11”) was issued during July 2013. FASB issued guidance on how to present an unrecognized tax benefit. The guidance is effective for annual periods beginning after December 15, 2013. The adoption of the accounting pronouncement does not have a material effect on the accompanying consolidated condensed financial statements.

In April 2014, the FASB issued ASC Update No. 2014-08 (Topic 205 and Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASC update modifies the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity's operations and financial results. This update also requires additional financial statement disclosures about discontinued operations, as well as disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation. The updated guidance is effective prospectively for years beginning on or after December 15, 2014. The Company expects that the adoption of the accounting pronouncement will not materially affect its financial position or results of operations.

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are summarized in Note 2 to the consolidated condensed financial statements included in our quarterly reports and our 2013 Annual Report to Shareholders. In preparing the consolidated condensed financial statements, we make estimates and assumptions that affect the expected amounts of assets and liabilities and disclosure of contingent assets and liabilities. We apply our accounting policies on a consistent basis. As circumstances change, they are considered in our estimates and judgments, and future changes in circumstances could result in changes in amounts at which assets and liabilities are recorded.

FOREIGN CURRENCY TRANSACTIONS

The functional currency of the Company and its foreign subsidiaries is the U.S. dollar. All of the Company’s revenue and materials purchased from suppliers are denominated in or linked to the U.S. dollar. Transactions denominated in currencies other than a functional currency are converted to the functional currency on the transaction date, and any resulting assets or liabilities are further translated at each reporting date and at settlement. Gains and losses recognized upon such translations are included within foreign exchange gain (loss) in the unaudited consolidated condensed statements of operations and comprehensive income / (loss).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to financial market risks, including changes in currency exchange rates and interest rates. The Company has foreign currency exposures at its Canadian operations related to buying and selling of the Canadian dollar. The risks related to interest rate and foreign currency exchange transactions are not considered to be significant.

FOREIGN EXCHANGE RISK

Our exposure to foreign currency translation gains and losses also arises from the translation of the assets and liabilities of its subsidiaries to U.S. dollars during consolidation. These risks have been significantly mitigated since ESW’s primary operations were re-located to the United States from Canada in October 2011.

In the consolidated condensed statements of operations and comprehensive income / (loss) for the three month period ended March 31, 2014, ESW has recognized a translation gain of $9,301 as compared to a loss of $8,112 for the three month period ended March 31, 2013, primarily as a result of exchange rate differences between the U.S. dollar and the Canadian dollar.

INTEREST RATE RISK

ESW currently has no variable-rate long-term debt that exposes ESW to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF THE COMPANY'S DISCLOSURE AND INTERNAL CONTROLS

Under the supervision and with the participation of ESW’s management, including ESW’s Executive Chairman and Chief Financial Officer, ESW evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) as of March 31, 2014 (the “Evaluation Date”). Based upon that evaluation, the Executive Chairman and Chief Financial Officer concluded that, as of the Evaluation Date, ESW’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in ESW’s Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Executive Chairman and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no significant change in the Company’s “internal control over financial reporting” (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II OTHER INFORMATION

ITEM 1A. RISK FACTORS

In evaluating an investment in our common stock, investors should consider carefully, among other things, the risk factors previously disclosed in Part I, Item 1 of our Annual Report to the Securities and Exchange Commission for the year ended December 31, 2013, as well as the information contained in this report and our other reports and registration statements filed with the Securities and Exchange Commission.

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

DATED: MAY 15, 2014
Montgomeryville, PA, USA

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.

BY: /S/ MARK YUNG
MARK YUNG
EXECUTIVE CHAIRMAN

BY: /S/ PRAVEEN NAIR
PRAVEEN NAIR
CHIEF FINANCIAL OFFICER

AND PRINCIPAL ACCOUNTING OFFICER