Form 10-Q
period 2014-06-30
ENVIRONMENTAL SOLUTIONS WORLDWIDE INC
filed 2014-08-04
CIK 1082278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

for the quarterly period ended – June 30, 2014

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

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [] NO [X]

There were 131,526 shares of the registrant’s Common Stock outstanding as of August 4, 2014.

INDEX	DESCRIPTION	PAGE NO.

	PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Condensed Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013	F2

	Consolidated Condensed Statements of Operations and Comprehensive Income / (Loss) for the Six and Three Month Periods Ended June 30, 2014 and 2013 (unaudited)	F3

	Consolidated Condensed Statements of Changes in Stockholders’ Equity for the Six Month Period Ended June 30, 2014 (unaudited)	F4

	Consolidated Condensed Statements of Cash Flows for the Six Month Periods Ended June, 30, 2014 and 2013 (unaudited)	F5

	Notes to Consolidated Condensed Financial Statements (unaudited)	F6-F21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	12

	PART II. OTHER INFORMATION
Item 1A.	RISK FACTORS	13
Item 5.	OTHER INFORMATION	13
Item 6.	EXHIBITS	14
	SIGNATURES	14

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2014	2013
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents (Note 4)	$ 6,565,778	$ 4,077,096
Accounts receivable, net of allowance
for doubtful accounts of $283,682 (2013 - $250,862) (Note 2)	3,097,024	1,888,511
Inventory, net of reserve of $221,357 (2013 - $246,509) (Note 5)	3,844,110	3,693,367
Prepaid expenses and other assets (Note 13)	657,162	750,835

Total current assets	14,164,074	10,409,809

Equipment under construction (Note 6)	314,847	431,022

Property, plant and equipment, net of accumulated
depreciation of $3,502,723 (2013 - $3,294,168) (Note 6)	1,838,184	1,574,181

	$ 16,317,105	$ 12,415,012

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable (Notes 12 and 16)	$ 1,337,081	$ 1,656,379
Accrued liabilities (Notes 8 and 12)	927,252	1,007,920
Warranty provision (Note 13)	1,841,263	1,723,769
Customer deposits	206,924	124,645
Current portion of loan payable (Note 7)	70,666	71,022
Total current liabilities	4,383,186	4,583,735

Long-term Liabilities
Senior secured convertible promissory notes payable (Note 8)	2,412,193	2,146,780
Conversion option derivative liability (Note 9)	2,921,551	1,131,745
Loan payable (Note 7)	298,296	333,185

Total long-term liabilities	5,632,040	3,611,710

Total liabilities	10,015,226	8,195,445

Commitments and Contingencies (Note 13)

Stockholders' Equity (Note 11)
Common stock, $0.001 par value, 250,000,000
shares authorized; 131,526 (2013 - 125,742)
shares issued and outstanding	$ 131	125
Additional paid-in capital	57,815,327	57,541,924
Shares to be issued (Note 11)	57,163	-
Accumulated other comprehensive income	344,183	344,183
Accumulated deficit	(51,914,925)	(53,666,665)

Total stockholders' equity	6,301,879	4,219,567

	$ 16,317,105	$ 12,415,012

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.
F2

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / (LOSS)
FOR THE SIX AND THREE MONTH PERIODS ENDED JUNE 30,
(Unaudited)

	SIX MONTH PERIOD ENDED JUNE 30,		THREE MONTH PERIOD ENDED JUNE 30,
	2014	2013	2014	2013

Revenue (Notes 2 and 16)	$ 15,035,545	$ 4,745,345	$ 8,039,961	$ 3,289,503

Cost of revenue (Notes 2, 5, 6 and 13)	7,629,988	4,953,625	4,194,834	3,864,780

Gross profit	7,405,557	(208,280)	3,845,127	(575,277)

Operating expenses
Marketing, office and general expenses (Note 7)	2,335,082	2,137,526	1,168,986	1,370,131
Officers' compensation and directors' fees (Notes 11 and 12)	430,072	435,707	208,249	130,494
Research and development costs (Notes 2 and 6)	353,066	240,611	176,329	158,871
Consulting and professional fees (Note 12)	207,779	279,499	59,356	212,382
Depreciation (Note 6)	28,981	112,578	2,362	57,458
Foreign exchange (gain) / loss	(4,812)	11,180	4,489	3,068

	3,350,168	3,217,101	1,619,771	1,932,404

Income / (loss) from operations	4,055,389	(3,425,381)	2,225,356	(2,507,681)

Interest on convertible promissory notes payable (Notes 8 and 12)	(258,725)	(72,311)	(130,203)	(68,811)
Accretion of discount on convertible promissory notes payable (Note 8)	(199,566)	(46,437)	(104,792)	(44,381)
Change in fair value of conversion option derivative liability (Note 9)	(1,733,168)	(1,038,323)	(547,653)	(1,330,893)

Net income / (loss) before provision for income taxes	1,863,930	(4,582,452)	1,442,708	(3,951,766)
Income taxes (Note 10)	112,190	-	112,190	-

Net income / (loss) and comprehensive income / (loss)	$ 1,751,740	$ (4,582,452)	$ 1,330,518	$ (3,951,766)

Net earnings / (loss) per share (Note 15)
Basic	$ 13.65	$ (40.44)	$ 10.17	$ (34.71)
Fully diluted	$ 12.88	$ (40.44)	$ 9.60	$ (34.71)

Weighted average number of shares outstanding (Note 15)
Basic	128,323	113,304	130,875	113,845
Fully diluted	136,021	113,304	138,573	113,845

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.

F3

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2014
(Unaudited)
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Shares To Be Issued	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity

Balance January 1, 2014	125,742	$ 125	$ 57,541,924	$ -	$ 344,183	$ (53,666,665)	$ 4,219,567

Net income	-	-	-	-	-	1,751,740	1,751,740

Stock-based compensation (Note 11)	658	1	17,108	57,163	-	-	74,272

Shares issued in settlement of interest(Notes 8 and 12)	5,126	5	256,295	-	-	-	256,300

Balance June 30, 2014	131,526	$ 131	$ 57,815,327	$ 57,163	$ 344,183	$ (51,914,925)	$ 6,301,879

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.
F4

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTH PERIODS ENDED JUNE 30,
(Unaudited)
	2014	2013

Net income / (loss)	$ 1,751,740	$ (4,582,452)

Adjustments to reconcile net income / (loss) to net cash
used in operating activities:
Depreciation (Note 6)	208,556	339,019
Interest on promissory notes payable	258,725	72,311
Amortization of discount on promissory notes payable	199,566	46,437
Change in fair value of conversion option derivative liability	1,733,168	1,038,323
Stock-based compensation	74,272	172,953
Allowance for doubtful accounts	32,820	-
Warranty provision	117,494	1,504,900
Loss on write down of inventory	-	230,002
Recovery on disposal of inventory	(14,769)	-
Gain on sale of property, plant and equipment	(19,000)	-

	2,590,832	3,403,945
Decrease in cash flows from operating
activities resulting from changes in:
Accounts receivable	(1,241,333)	276,626
Inventory	(135,974)	(1,241,289)
Prepaid expenses and other assets	93,673	(252,511)
Accounts payable and accrued liabilities	(402,392)	133,014
Customer deposits	82,279	17,732

	(1,603,747)	(1,066,428)

Net cash generated from / (used in) operating activities	2,738,825	(2,244,935)

Investing activities:
Proceeds from sale of property, plant and equipment	19,000	-
Acquisition of patent and trademarks	-	(42,000)
Acquisition of property, plant and equipment	(300,405)	(275,688)
Additions to property, plant and equipment under construction	(55,979)	(55,118)

Net cash used in investing activities	(337,384)	(372,806)

Financing activities:
Proceeds from notes payable	122,486	5,000,000
Payment for fractional shares	-	(51,516)
Repayment of loan payable	(35,245)	(34,204)

Net cash provided by financing activities	87,241	4,914,280

Net change in cash and equivalents	2,488,682	2,296,539

Cash and cash equivalents, beginning of period	4,077,096	253,998

Cash and cash equivalents, end of period	$ 6,565,778	$ 2,550,537

Supplemental disclosures:
Cash interest paid	$ 5,843	$ 6,884
Property, plant and equipment included in accounts payable	$ -	$ 80,234
Interest paid in common stock	$ 256,300	$ -
Transfer from equipment under construction to property, plant and equipment	$ 415,732	$ -

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.
F5

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.

NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 - NATURE OF BUSINESS

Environmental Solutions Worldwide, Inc. (the “Company” or “ESW”) through its wholly-owned subsidiaries is engaged in the design, development, manufacturing and sales of emissions control technologies. ESW also provides emissions testing and environmental certification services with its primary focus on the North American on-road and off-road diesel and natural gas engines, chassis and after-treatment market. ESW currently manufactures and markets a line of emission control technologies for a number of applications focused on the medium and heavy duty diesel (“MHDD”) retrofit market.

The consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplates continuation of the Company as a going concern.

As of June 30, 2014, the Company had an accumulated deficit of $51,914,925 and had cash and cash equivalents of $6,565,778.  Based on cash and cash equivalents, anticipated revenues and spending levels, the Company estimates that it has sufficient cash resources to meet its anticipated net cash needs through the next twelve months.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is estimated and recorded based on management’s assessment of the credit history with the customer and the current relationships with them. On this basis management has determined that an allowance for doubtful accounts of $283,682 and $250,862 was appropriate as of June 30, 2014 and December 31, 2013, respectively.

INVENTORY

Inventory is stated at the lower of cost or market determined using the first-in, first-out method. Inventory is periodically reviewed for use and obsolescence, and adjusted as necessary. Inventory consists of raw materials, work-in-process, finished goods and parts.

F6

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

REVENUE RECOGNITION

The Company derives revenue primarily from the sale of its diesel emission control products. In accordance with Staff Accounting Bulletin No. 104, revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the amount is fixed or determinable and collection is reasonably assured.

The Company also derives revenue (approximately 2.3% and 8.5% of total revenue for the six month periods ended June 30, 2014 and 2013, respectively) from providing air testing and environmental certification services. Revenues are recognized upon delivery of testing services when persuasive evidence of an arrangement exists and collection of the related receivable is reasonably assured.

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

Loss per share of common stock is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents are excluded from the computation of diluted loss per share when their effect is anti-dilutive.

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

SHIPPING AND HANDLING COSTS

The Company’s shipping and handling costs of $260,894 and $48,277 are included in cost of revenues for the six month periods ended June 30, 2014 and 2013, respectively. For the three month periods ended June 30, 2014 and 2013 shipping and handling costs amounted to $124,777 and $27,417, respectively.

Additionally, the Company has recorded recoveries of these costs amounting to $49,620 and $40,377, which are included in cost of revenues for the six month period ended June 30, 2014 and in revenue for the six month period ended June 30, 2013, respectively.

F7

For the three month period ended June 30, 2014 shipping and handling recoveries amounted to $7,755 which is included in cost of revenues. For the three month period ended June 30, 2013 shipping and handling recoveries included in revenue amounted to $25,944.

RESEARCH AND DEVELOPMENT

The Company is engaged in research and development work. Research and development costs are charged as an operating expense as incurred. Any grant money received for research and development work is used to offset these expenditures.

For the six month periods ended June 30, 2014 and 2013, the Company expensed $353,066 and $240,611, net of grant revenues, respectively, towards research and development costs. For the three month periods ended June 30, 2014 and 2013, the Company expensed $176,329 and $158,871, net of grant revenues, respectively, towards research and development costs.

For the six month periods ended June 30, 2014 and 2013, gross research and development expense, excluding any offsetting grant revenues, amounted to $353,066 and $281,557, respectively, and grant revenues amounted to $0 and $40,946, respectively. For the three month periods ended June 30, 2014 and 2013, gross research and development expense, excluding any offsetting grant revenues, amounted to $176,329 and $158,871, respectively, and grant money amounted to $0 and $0, respectively.

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

In April 2014, the FASB issued ASC No. 2014-08 (Topic 205 and Topic 360), Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASC update modifies the definition of discontinued operations by limiting discontinued operations reporting to disposals of components of an entity that represent strategic shifts that have (or will have) a major effect on an entity's operations and financial results. This update also requires additional financial statement disclosures about discontinued operations, as well as disposal of an individually significant component of an entity that does not qualify for discontinued operations presentation. The updated guidance is effective prospectively for years beginning on or after December 15, 2014. The Company expects that the adoption of the accounting pronouncement will not materially affect its financial position or results of operations.

F8

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, a new standard on revenue recognition. The new standard will supersede existing revenue recognition guidance and apply to all entities that enter into contracts to provide goods or services to customers. The guidance also addresses the measurement and recognition of gains and losses on the sale of certain non-financial assets, such as real estate, property and equipment. The new standard will become effective for us beginning with the first quarter of 2017 and can be adopted either retrospectively to each reporting period presented or as a cumulative effect adjustment as of the date of adoption. We are currently evaluating the impact of adopting this new guidance on our consolidated financial statements.

NOTE 4 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and highly liquid investments purchased with original maturities of generally 90 days or less at the date of purchase. At June 30, 2014 and December 31, 2013, all of the Company’s cash and cash equivalents consisted of cash.

NOTE 5 – INVENTORY

Inventory consists of:

Inventory	June 30, 2014	December 31, 2013
Raw materials	$2,210,841	$1,964,412
Work-in-process	1,854,626	1,950,642
Finished goods	-	6,868
Parts	-	17,954
	4,065,467	3,939,876
Less: reserve for inventory obsolescence	(221,357)	(246,509)
Total	$3,844,110	$3,693,367

During the six month period ended June 30, 2014, ESW recorded a write down on inventory against reserve of $25,152. In addition, there was recovery from sale of scrap inventory of $14,769.  During the three month period ended June 30, 2014, ESW recorded a write down on inventory against reserve of $0, and there was recovery from sale of scrap inventory of $11,719.

During the year ended December 31, 2013, ESW recorded a $230,002 write down on inventory which was subsequently sold as scrap for $252,352 resulting in a net gain on disposal of scrap inventory of $22,350 included in the cost of revenue.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

Classification	June 30, 2014	December 31, 2013
Plant, machinery and equipment	$4,016,643	$3,583,451
Office equipment	81,295	186,916
Furniture and fixtures	128,326	1,063
Vehicles	34,762	17,038
Leasehold improvements	1,079,881	1,079,881
	5,340,907	4,868,349
Less: accumulated depreciation	(3,502,723)	(3,294,168)
	$1,838,184	$1,574,181

Depreciation expense recognized in the consolidated condensed statements of operations and comprehensive income / (loss) was included in the following captions:

	For the six month periods ended
Depreciation Expense	June 30, 2014	June 30, 2013
Depreciation expense included in cost of revenue	$179,575	$223,400
Depreciation expense included in operating expenses	28,981	112,578
Depreciation expense included in research and development costs	-	3,041
Total depreciation expense	$208,556	$339,019

F9

	For the three month periods ended
	June 30,	June 30,
Depreciation Expense	2014	2013
Depreciation expense included in cost of revenue	$88,578	$110,961
Depreciation expense included in operating expenses	2,362	57,458
Depreciation expense included in research and development costs	-	-
Total depreciation expense	$90,940	$168,419

At June 30, 2014 and December 31, 2013, the Company had $314,847 and $431,022, respectively, of customized equipment under construction.

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

As of June 30, 2014 and December 31, 2013, the loan payable (current and long-term) amounted to $368,962 and $404,207, respectively.

For the six month periods ended June 30, 2014 and 2013, the Company paid interest amounting to $5,843 and $6,884 on the principal amount outstanding under the MELF Facility and also repaid principal in the amount of $35,245 and $34,204, respectively. Interest expense is included under Marketing, office and general expenses in the consolidated condensed statements of operations and comprehensive income / (loss).

For the three month periods ended June 30, 2014 and 2013, the Company paid interest amounting to $2,855 and $3,378 on the loan and also repaid principal in the amount of $17,689 and $17,116, respectively. Interest expense is included under Marketing, office and general expenses in the consolidated condensed statements of operations and comprehensive income / (loss).

As at June 30, 2014 $70,666 (December 31, 2013 - $71,022) of the loan is repayable in the next 12 months with the remaining $298,296 (December 31, 2013 - $333,185) repayable thereafter.

Principal on the loan is repayable as follows:

Year Ending December 31,	Amount
2014 (excluding the six months ended June 30, 2014)	$35,777
2015	73,182
2016	75,408
2017	77,702
2018	80,065
Thereafter	26,828
Total	$368,962

F10

NOTE 8 – SENIOR SECURED CONVERTIBLE PROMISSORY NOTES

On March 22, 2013, the Company entered into a note subscription agreement and a security agreement (the “Agreements”) and issued senior secured convertible promissory notes (the “March 2013 Notes”) to four accredited investors who are currently shareholders (the “Holders”) and may be deemed affiliates of the Company (Note 12). Pursuant to the Agreements and the March 2013 Notes, the Holders made initial loans of $1,400,000 to the Company.

On April 23, 2013 and June 27, 2013, the Company issued additional Notes in the principal amount of $1,600,000 and $2,000,000, respectively, to the Holders pursuant to the Agreements (together with the March 2013 Notes, the “Existing Notes”). The Existing Notes mature on March 22, 2018. The Existing Notes are a part of a senior secured convertible loan facility of up to $5,000,000 which is now fully drawn down.

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

At the option of the Holders, all principal, and interest amounts outstanding under all of the Notes (as defined below) may be exchanged for shares of the Company’s common stock at the Conversion Price. The Conversion Price is subject to an anti-dilution adjustment in the event the Company at any time, while the Notes are outstanding, issues equity securities including common stock or any security convertible or exchangeable for shares of common stock for no consideration or for consideration less than $80 per share. The anti-dilution protection excludes shares of common stock issuable upon the exercise of options or other securities granted to directors, officers, bona fide consultants and employees of the Company issued pursuant to a Board approved option or incentive plan or stock, warrants or other securities issued to a bank or other financial institution.

The Notes are secured by a lien on and a security interest in all assets of the following wholly-owned subsidiaries of the Company: TFI, ESWCT, ESWA and ESWT, excluding certain collateral subject to pre-existing liens.

Effective October 1, 2013 the Company elected to pay and paid interest on the Existing Notes in the form of common stock, as per the terms of the Existing Notes. The Company issued 8,000 shares as interest payment to four note holders for interest accrued up to September 30, 2013 totaling $200,000. The conversion price of the shares was $25 for the interest payment, which was based upon the market value of the Company’s common stock on the date of payment (determined by calculating the average closing price of the Company’s common stock for the twenty trading days preceding such date). The Company further agreed to conduct a rights offering to all of its holders of common stock, offering the right to purchase up to their pro-rata Company ownership amount of senior secured convertible promissory notes substantially similar to the Existing Notes.

On February 12, 2014, the Securities and Exchange Commission declared effective a Form S-1 Registration Statement under the Securities Act Of 1933 originally filed by the Company on December 23, 2013 (“Registration Statement”). The Registration Statement relates to the subscription rights offering to existing Company shareholders that the Company agreed to conduct in connection with the 2013 issuance of senior secured convertible promissory notes to accredited investors. The Registration Statement registers an aggregate of $4,596,929 new 10% Senior Secured Convertible Promissory Notes due 2018 (the “New Notes” and, together with the Existing Notes, the “Notes”) as well as potential 152,899 shares of common stock issuable upon conversion of the Notes and, if applicable, as payment of interest on the Notes by the Company. In March, 2014, the Company filed a form 424B3 with the Securities And Exchange Commission (the “prospectus”) and commenced the rights offering by mailing the prospectus and related documents to the Company’s shareholders of record as of February 13, 2014. The rights offering was completed on May 9, 2014, and on May 23, 2014 the Company issued New Notes, in the principal amount of $122,486, to the shareholders that participated in the rights offering. The New Notes mature on March 22, 2018.

Effective April 1, 2014, the Company elected to pay and paid interest on the Existing Notes in the form of common stock, as per the terms of the Notes. The Company issued 5,126 shares as interest payment to the holders of the Existing Notes for interest accrued up to March 31, 2014 totaling $256,300. The conversion price of the shares was $50 for the interest payment, which was based upon the market value of the Company’s common stock on the date of payment (determined by calculating the average closing price of the Company’s common stock for the twenty trading days preceding such date). Per the terms of the Notes, up to two interest payments could be paid in the Company’s common stock. The Company has used both options to pay interest in the form of the Company’s common stock, future interest payments on the Notes will be paid in cash.

F11

On March 22, 2013, April 23, 2013, June 27, 2013 and May 23, 2014, the Company recorded a discount on the Notes equal to the fair value of the conversion option derivative liability (Note 9). This discount is amortized using the effective interest rate method at an interest rate of 9.6%, 17.3% and 38.3% for the March 22, April 23 and June 27, 2013 Notes, respectively, over the term of the Notes. The May 23, 2014 Notes were discounted on recognition by $56,639 and the discount will be amortized using the effective interest rate method at a rate of 16.5% over the term of the Note.

Period ended
June 30, 2014
Face value of March 22, 2013 promissory notes payable	$1,400,000
Face value of April 23, 2013 promissory notes payable	1,600,000
Face value of June 27, 2013 promissory notes payable	2,000,000
Total face value of promissory notes payable	5,000,000
Discount on promissory notes payable	(3,079,102)
Accretion of discount on promissory notes payable	225,882
Balance December 31, 2013	$2,146,780
Accretion of discount on promissory notes payable	94,774
Balance March 31, 2014	$2,241,554
Face value of May 23, 2014 promissory notes payable	122,486
Discount on the May 23, 2014 promissory notes payable	(56,639)
Accretion of discount on promissory notes payable	104,792
Balance June 30, 2014	$2,412,193

During the six month periods ended June 30, 2014 and 2013, accretion of discount on the Notes amounted to $199,566 and $46,437, respectively. During the three month periods ended June 30, 2014 and 2013, accretion of discount on the Notes amounted to $104,792 and $44,381, respectively.

During the six month periods ended June 30, 2014 and 2013, interest expense on the Notes amounted to $258,725 and $72,311, respectively. During the three month periods ended June 30, 2014 and 2013, interest expense on the Notes amounted to $130,203 and $68,811, respectively.

For the periods ended June 30, 2014 and December 31, 2013, interest expense accrued on the Notes included in accrued liabilities on the consolidated condensed balance sheets amounted to $130,203 and $127,777, respectively.

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

The Company’s conversion option derivative liability for the Notes was measured at fair value on the dates of issue and at June 30, 2014 using a binomial lattice model.

Since the Conversion Price contains an anti-dilution adjustment, the probability that the Conversion Price of the Notes would decrease as the share price decreased was incorporated into the valuation calculation.

The inputs into the binomial model are as follows:

	March 22, 2013	April 23, 2013	June 27, 2013	December 31, 2013	May 23, 2014	June 30, 2014
Closing share price	$40	$54	$80	$26	$50	$60
Conversion price	$80	$80	$80	$80	$80	$80
Risk free rate	0.80%	0.71%	1.38%	1.75%	1.17%	1.25%
Expected volatility	110%	126%	114%	117%	125%	129%
Dividend yield	0%	0%	0%	0%	0%	0%
Expected life	5 years	4.92 years	4.75 years	4.25 years	3.92 years	3.75 years

F12

The fair value of the conversion option derivative liability was $2,921,551 at June 30, 2014 and $1,131,745 at December 31, 2013. The change in the fair value of the conversion option derivative liability of $1,733,168 was recorded as a loss in the consolidated condensed statement of operations for the six month period ended June 30, 2014 and $1,038,323 was recorded as a loss in the six month period ended June 30, 2013. The change in the fair value of the conversion option derivative liability of $547,653 was recorded as a loss in the consolidated condensed statement of operations for the three month period ended June 30, 2014 and $1,330,893 was recorded as a loss in the three month period ended June 30, 2013.

Conversion option derivative liability, beginning balance	$-
Origination of conversion option derivative liability on March 22, 2013	526,810
Origination of conversion option derivative liability on April 23, 2013	905,569
Origination of conversion option derivative liability on June 27, 2013	1,646,723
Gain on change in fair value of conversion option derivative liability, December 31, 2013	(1,947,357)
Balance, December 31, 2013	$1,131,745
Loss on change in fair value of conversion option derivative liability, March 31, 2014	1,185,515
Balance, March 31, 2014	$2,317,260
Origination of conversion option derivative liability on May 23, 2014 (Note 8)	56,639
Loss on change in fair value of conversion option derivative liability, June 30, 2014	547,652
Balance, June 30, 2014	$2,921,551

NOTE 10 - INCOME TAXES

We calculate our interim income tax provision in accordance with ASC 270, Interim Reporting, and ASC 740, Accounting for Income Taxes. At the end of each interim period, we estimate the annual effective tax rate and apply that rate to our ordinary quarterly earnings. The tax expense or benefit related to significant, unusual, or extraordinary items is recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws, rates, or tax status is recognized in the interim period in which the change occurs.

The computation of the annual estimated effective tax rate at each interim period requires certain estimates and significant judgment, including the expected operating income (loss) for the year, projections of the proportion of income (loss) earned and taxed in various states, permanent and temporary differences as a result of differences between amounts measured and recognized in accordance with tax laws and financial accounting standards, and the likelihood of recovering deferred tax assets generated in the current year. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained, or as the tax environment changes.

Income tax expense of $112,190 and $0 reflects an effective tax rate of 6.0% and 0% for the six months ended June 30, 2014 and 2013, respectively. Our effective tax rate differs from the statutory rate primarily due to benefits from a release of valuation allowance related to current year projected income. The company still maintains a full valuation allowance on all its remaining deferred tax assets.

We are subject to taxation in the United States and in various states. Our tax years 2010 and forward are subject to examination by the IRS and our tax years 2009 and forward are subject to examination by material state jurisdictions. However, due to prior year loss carryovers, the IRS and state tax authorities may examine any tax years for which the carryovers are used to offset future taxable income.  We are subject to taxation in Canada for our Canadian subsidiary ESWC. Our tax years 2010 and forward are subject to examination by the Canada Revenue Agency.

NOTE 11 - STOCK OPTIONS AND RESTRICTED STOCK PLAN

Stock-based compensation consists of stock options and restricted stock granted by the Company as follows:

	For the six month periods ended		For the three month periods ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2014
Stock options	$-	$20,708	$-	$-
Restricted stock grants vested	74,272	152,245	28,582	-
Total stock-based compensation	$74,272	$172,953	$28,582	$-

F13

For the six month period ended June 30, 2014, $74,272 (June 30, 2013 - $152,245) has been recorded in officers’ compensation and directors’ fees related to the vesting of restricted stock grants. For the three month period ended June 30, 2014, $28,582 (June 30, 2013 - $0) has been recorded in officers’ compensation and directors’ fees related to the vesting of restricted stock grants.

STOCK OPTIONS

A summary of option transactions, including those granted pursuant to the terms of certain employment and other agreements follows:

Details	Stock Purchase Options	Weighted Average Exercise Price
Outstanding, January 1, 2013	588	$1,000
Expired	(175)	(957)
Balance, January 1, 2014	413	$1,010
Expired	-	-
Outstanding, June 30, 2014	413	$1,010

At June 30, 2014 and December 31, 2013, the outstanding options have a weighted average remaining life of 13 months and 19 months, respectively. No stock options were granted during the six and three month periods ended June 30, 2014 and 2013.

During the six month periods ended June 30, 2014 and 2013, $0 and $20,708, respectively, of stock option expense has been recorded in officers’ compensation and directors’ fees (three month periods ended June 30, 2014 and 2013, $0 and $0, respectively), in the consolidated condensed statements of operations and comprehensive income / (loss). At June 30, 2014, the Company had outstanding options as follows:

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

F14

Shares of restricted common stock issued were valued at the quoted market price on the dates of grant. During the six month periods ended June 30, 2014 and 2013, $74,272 and $152,245, respectively, has been recorded in officers’ compensation and directors’ fees in the consolidated condensed statements of operations and comprehensive income / (loss) for the fair value of the vested portion of each grant of restricted common stock. During the three month periods ended June 30, 2014 and 2013, $28,582 and $0, respectively, has been recorded in officers’ compensation and directors’ fees in the consolidated condensed statements of operations and comprehensive income / (loss) for the fair value of the vested portion of each grant of restricted common stock. These amounts along with stock option expense have been included in stock-based compensation in the consolidated condensed statements of changes in stockholders equity.

Date of Issuance	Number of restricted common stock issued	Shares To Be Issued	Additional Paid-In Capital	Note
February 28, 2013	2,057	-	$152,245	(1)
December 31, 2013	3,620	-	123,345	(2)
December 31, 2013	658	-	17,108	(3)
Total December 31, 2013	6,335	-	$ 292,698
Vested but not yet issued	-	57,163	-	(4)
June 30, 2014	658	-	17,108	(3)
Total June 30, 2014	658	57,163	$ 17,108

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

(3) Effective December 31, 2013, the Company issued 658 shares of restricted common stock valued at $17,108 to two executive officers under the 2013 Stock Plan as per their approved executive compensation arrangements. Effective January 12, 2012, the Board, on the recommendation of its compensation committee, approved a management incentive plan which includes a 10% restricted stock pool for management. Key participants of this plan will be executive officers. Secondary participants will include other management and certain other employees. The program provides for 5 year vesting. The equity grants are effective subject to the execution of the requisite grant agreements. Stock-based compensation expense will be recorded as of the vesting terms of the grants. Effective June 30, 2014, the Company issued 658 shares of restricted common stock valued at $17,108 to two executive officers under the 2013 Stock Plan as per their approved executive compensation arrangements.

(4) As of June 30, 2014, $57,163 (December 31, 2013 - $0) has been recorded as stock-based compensation under shares to be issued related to the vesting of restricted stock grants in the consolidated condensed statements of changes in stockholders’ equity.

The following tables show the outstanding equity awards (unvested portion of restricted stock grants) at June 30, 2014.

Vesting date	Number of restricted common stock outstanding (unvested)
December 31, 2014	2,269
January 12, 2015	658
December 31, 2015	1,103
January 12, 2016	658
January 12, 2017	660
Total	5,348

F15

NOTE 12 - RELATED PARTY TRANSACTIONS AND BALANCES

In addition to reimbursement of business expenses, transactions with related parties include:

On April 19, 2011, the Company’s Board ratified a Services Agreement (the “Orchard Agreement”) between the Company and Orchard Capital Corporation (“Orchard”) which was approved by the Company’s Compensation Committee and was effective January 30, 2011. Under the Orchard Agreement, Orchard agreed to provide services that may be mutually agreed to by and between Orchard and the Company including those duties customarily performed by the Chairman of the Board and executive of the Company as well as providing advice and consultation on general corporate matters and other projects as may be assigned by the Company’s Board as needed. Orchard is controlled by Richard Ressler. Certain affiliated entities of Orchard as well as Richard Ressler own shares of the Company. On August 1, 2013, the Company’s Board ratified a change to the terms of the Orchard Agreement increasing compensation under the agreement to $430,000 from $300,000 per annum.

During the six month periods ended June 30, 2014 and 2013, management fees charged to operations amounted to $215,000 and $150,000, respectively. During the three month periods ended June 30, 2014 and 2013, management fees charged to operations amounted to $107,500 and $75,000, respectively.

As at June 30, 2014, $107,500 (December 31, 2013 - $107,500) is included in accrued liabilities.

Mr. Nitin Amersey, a director of the Company, is listed as a control person with the Securities and Exchange Commission of Bay City Transfer Agency Registrar Inc., the Company’s transfer agent, and of Freeland Venture Resources Inc., which provides Edgar filing services to the Company.

For the six month period ended June 30, 2014, the Company paid $28,576 to Bay City Transfer Agency Registrar Inc., for services rendered and $13,950 to Freeland Venture Resources Inc., for services rendered. For the three month period ended June 30, 2014, the Company paid $12,397 to Bay City Transfer Agency Registrar Inc., for services rendered and $2,370 to Freeland Venture Resources Inc., for services rendered. For the six month period ended June 30, 2013, the Company paid $45,829 to Bay City Transfer Agency Registrar Inc., for services rendered and $12,200 to Freeland Venture Resources Inc., for services rendered. For the three month period ended June 30, 2013, the Company paid $715 to Bay City Transfer Agency Registrar Inc., for services rendered and $7,880 to Freeland Venture Resources Inc., for services rendered.

At June 30, 2014, accounts payable includes $0 (December 31, 2013 - $1,000) due to these entities.

During the six month periods ended June 30, 2014 and 2013 the Company paid Mr. Amersey $18,000 and $15,000, respectively, as fees, for services performed as audit committee chairperson. During the three month periods ended June 30, 2014 and 2013 the Company paid Mr. Amersey $9,000 and $7,500, respectively, as fees, for services performed as audit committee chairperson.

Mr. John Dunlap, a director of the Company, is the President of Dunlap Group, which provides consulting services to the Company related to regulatory compliance matters. During the six month periods ended June 30, 2014 and 2013, the Company paid fees to Dunlap Group amounting to $4,353 and $20,996, respectively. During the three month periods ended June 30, 2014 and 2013, the Company paid fees to Dunlap Group amounting to $960 and $8,683, respectively.

During the six month periods ended June 30, 2014 and 2013 the Company paid Mr. Dunlap $18,000 and $15,000, respectively, as fees, for services performed as compensation committee chairperson. During the three month periods ended June 30, 2014 and 2013 the Company paid Mr. Dunlap $9,000 and $7,500, respectively, as fees, for services performed as compensation committee chairperson.

During six month periods ended June 30, 2014 and 2013 the Company paid each of Mr. John Suydam and Mr. Zohar Loshitzer $10,000 and $0, respectively, as fees, for serving as a director of the Company. During three month periods ended June 30, 2014 and 2013 the Company paid each of Mr. John Suydam and Mr. Zohar Loshitzer $5,000 and $0, respectively, as fees for serving as a director of the Company.

F16

Effective December 10, 2012, the Board approved a one-time grant of 4,114 shares of restricted common stock from treasury to Mr. Mark Yung, a member of the Company’s Board, for services rendered as Executive Chairman, 2,057 shares of which were issued upon the date of grant, and 2,057 shares of which were issued on February 28, 2013 (Note 11). The issued shares were valued at the quoted market price on the grant date. During the six month periods ended June 30, 2014 and 2013, $0 and $152,245, respectively, has been recorded in officers’ compensation and directors’ fees in the consolidated condensed statements of operations and comprehensive income / (loss) for the fair value related to the grant of restricted common stock to Mr. Yung. The shares of common stock were issued from treasury, not under the Company’s 2010 stock incentive plan. During the three month periods ended June 30, 2014 and 2013, no expense was incurred with respect to such shares.

On March 22, 2013, April 23, 2013, June 27, 2013 and May 23, 2014, the Company issued an aggregate amount of $5,064,423 unsecured convertible promissory notes to certain shareholders and deemed affiliates of certain members of the Board of Directors (Note 8). During the six month periods ended June 30, 2014 and 2013, interest expense on the Notes amounted to $255,877 and $72,311, respectively. During the three month periods ended June 30, 2014 and 2013, interest expense on the Notes amounted to $127,355 and $68,811, respectively. At June 30, 2014 and December 31, 2013, interest expense accrued on the Notes included in accrued liabilities on the consolidated condensed balance sheets amounted to $127,355 and $127,777, respectively. As of June 30, 2014 the Company has issued 5,126 shares as interest payment (December 31, 2013 – 8,000 shares).

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

On June 7, 2013, the Company’s wholly-owned subsidiary, ESWCT, entered into a commercial real estate lease with Trepte Industrial Park, Ltd., a California limited partnership, pursuant to which ESWCT is leasing approximately 18,000 square feet of commercial property located in San Diego, California, to be used primarily for housing ESWCT’s manufacturing and diesel particulate filter cleaning operations. This lease provides for a 37-month lease term (commencing July 1, 2013), with an option exercisable by ESWCT to extend the lease term for two additional 36-month periods. The current base rent under this lease is $15,300 per month. Concurrently with the signing of this lease and pursuant to the terms thereof, ESWCT paid to the Lessor an amount equal to $155,600, which is included in prepaid expenses and other assets and reflects the first month’s base rent, the security deposit, the funding required for improvements done by the Lessor at ESWCT’s request, and pre-paid rent (“Prepaid Rent”). The amount was credited against monthly base rent payable by ESWCT starting January 2014 and each month thereafter.

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

At June 30, 2014, balance of the Prepaid Rent amounted to $17,941.

F17

The following is a summary of the minimum annual lease payments for the Pennsylvania and California leases:

Year Ending December 31,	Amount
2014 (excluding the six months ended June 30, 2014)	$198,141
2015	372,935
2016	279,340
2017	180,990
2018	30,165
Total	$1,061,571

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

WARRANTY PROVISIONS

The Company is also exposed to warranty contingencies associated with certain verification procedures relating to the ThermaCat and to the assumption of warranties for legacy Cleaire products in the field. In 2013, ESW had estimated a one-time charge of $1,000,000 related to its assumption of warranties for legacy Cleaire products in the field and a one-time warranty charge of $504,900 associated with certain verification procedures relating to the ThermaCat. The actual amount of loss associated with such assumption of warranties and/or verification procedures, however, could be materially different.  Both of these warranty charges are based on the estimated number of operational units, average remaining warranty life and cost of warrantable failure. These amounts, as well as the on-road and off-road warranty provision have been included in the warranty provision of $1,841,263 as of June 30, 2014 on the consolidated condensed balance sheets (December 31, 2013 - $1,723,769).

For the six months periods ended June 30, 2014 and 2013, the total warranty, service, service travel and installation costs included in cost of revenue was $290,500 and $1,581,834, respectively. For the three months periods ended June 30, 2014 and 2013, the total warranty, service, service travel and installation costs included in cost of revenue was $162,663 and $1,562,722, respectively.

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

The Company evaluates performance based on several factors, of which the primary financial measure is net income. The accounting policies of the business segments are the same as those described in Note 2. The following tables show the operations and certain assets of the Company’s reportable segments:

F18

For the six month period ended June 30, 2014
	MHDD Retrofit	Air Testing	Unallocated	Adjustments and eliminations	Consolidated
Revenue from external customers	$14,689,270	$346,275	$-	$-	$15,035,545
Intersegment revenue	$-	$428,713	$-	$(428,713) (1)	$-
Net income / (loss)	$4,522,942	$(69,649)	$(2,701,553)	$-	$1,751,740
Property, plant and equipment additions	$58,276	$395,283	$-	$-	$453,559
Equipment under construction additions / (reductions)	$262,016	$(378,191)	$-	$-	$(116,175)
Interest expense (Notes 7 and 8)	$-	$5,843	$258,725	$-	$264,568
Depreciation	$92,028	$116,528	$-	$-	$208,556

For the three month period ended June 30, 2014
	MHDD Retrofit	Air Testing	Unallocated	Adjustments and eliminations	Consolidated
Revenue from external customers	$7,790,645	$249,316	$-	$-	$8,039,961
Intersegment revenue	$-	$176,453	$-	$176,453 (1)	$-
Net income / (loss)	$2,001,343	$6,017	$(676,842)	$-	$1,330,518
Property, plant and equipment reductions	$(60,289)	$(20,449)	$-	$-	$(80,738)
Equipment under construction additions / (reductions)	$264,086	$(21,711)	$-	$-	$242,375
Interest expense (Notes 7 and 8)	$-	$2,855	$130,203	$-	$133,058
Depreciation	$38,346	$52,594	$-	$-	$90,940

As of June 30, 2014
	MHDD Retrofit	Air Testing	Unallocated	Adjustments and eliminations	Consolidated
Total assets	$8,847,170	$1,760,127	$5,709,808	$-	$16,317,105
Equipment under construction	$47,030	$267,817	$-	$-	$314,847
Property, plant and equipment	$503,621	$1,334,563	$-	$-	$1,838,184
Accounts receivable	$2,983,494	$113,530	$-	$-	$3,097,024
Inventories	$3,844,110	$-	$-	$-	$3,844,110

For the six month periods ended June 30, 2013
	MHDD Retrofit	Air Testing	Unallocated	Adjustments and eliminations	Consolidated
Revenue from external customers	$4,344,324	$401,021	$-	$-	$4,745,345
Intersegment revenue	$-	$76,666	$-	$(76,666) (1)	$-
Net loss	$(1,770,395)	$(483,936)	$(2,328,121)	$-	$(4,582,452)
Property, plant and equipment additions	$272,495	$3,192	$-	$-	$275,687
Equipment under construction additions	$-	$55,118	$-	$-	$55,118
Interest expense (Notes 7 and 8)	$-	$6,884	$72,311	$-	$79,195
Depreciation	$47,715	$291,304	$-	$-	$339,019

F19

For the three month periods ended June 30, 2013
	MHDD Retrofit	Air Testing	Unallocated	Adjustments and eliminations	Consolidated
Revenue from external customers	$3,105,196	$184,307	$-	$-	$3,289,503
Intersegment revenue	$-	$53,653	$-	$53,653 (1)	$-
Net loss	$(1,592,915)	$(287,573)	$(2,071,278)	$-	$(3,951,766)
Property, plant and equipment additions	$272,495	$(38,799)	$-	$-	$233,696
Equipment under construction additions	$-	$76,606	$-	$-	$76,606
Interest expense (Notes 7 and 8)	$-	$3,378	$68,811	$-	$72,189
Depreciation	$23,575	$144,844	$-	$-	$168,419

As of December 31, 2013
	MHDD Retrofit	Air Testing	Unallocated	Adjustments and eliminations	Consolidated
Total assets	$7,202,958	$1,557,127	$3,654,927	$-	$12,415,012
Equipment under construction	$15,030	$415,992	$-	$-	$431,022
Property, plant and equipment	$546,086	$1,028,095	$-	$-	$1,574,181
Accounts receivable	$1,833,950	$54,561	$-	$-	$1,888,511
Inventories	$3,693,367	$-	$-	$-	$3,693,367

 (1) These amounts represent revenues earned from services performed for the MHDD Retrofit segment and its profits, they are eliminated upon consolidation.

All of the Company’s revenue for the six and three month periods ended June 30, 2014 and 2013 was derived from operations in the United States. All property, plant and equipment (including property, plant and equipment under construction) were located in the United States at June 30, 2014 and December 31, 2013.

NOTE 15 – EARNINGS / (LOSS) PER SHARE

	SIX MONTH PERIOD ENDED JUNE 30,		THREE MONTH PERIOD ENDED JUNE 30,

	2014	2013	2014	2013
Numerator
Net income / (loss) and comprehensive income / (loss)	$ 1,751,740	$(4,582,452)	$ 1,330,518	$ (3,951,766)

Denominator
Weighted average number of shares outstanding	$ 128,323	$ 113,304	$ 130,875	$ 113,845
Restricted stock grants	5,348	-	5,348	-
Contingent restricted stock grants (Note 13)	2,350	-	2,350	-
	$ 136,021	$ 113,304	$ 138,573	$ 113,845

413 shares of common stock issuable upon exercise of ESW's outstanding stock options were excluded from the computation of diluted earnings per share for the six and three month period ended June 30, 2014 because the inclusion of these shares would be anti-dilutive. Also excluded were potential 62,500 shares of common stock that would be issuable upon the conversion of the Notes based on a conversion price of $80 per share, as well as the additional shares issuable if the holders elect to convert interest into common stock or if the conversion option derivative liability is triggered by a future financing, as the inclusion of these shares would be anti-dilutive.

F20

538 shares of common stock issuable upon exercise of ESW's outstanding stock options were excluded from the computation of diluted loss per share for the six and three month period ended June 30, 2013 because the inclusion of these shares would be anti-dilutive. Also excluded were 62,500 shares of common stock that would be issuable upon the conversion of the Notes based on a conversion price of $80 per share, as well as the additional shares issuable if the holders elect to convert interest into common stock or if the conversion option derivative liability is triggered by a future financing, as the inclusion of these shares would be anti-dilutive.

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

Accounts Receivable and Concentrations of Credit Risk: The Company performs on-going credit evaluations of its customers’ financial condition and generally does not require collateral from its customers. Three of its customers accounted for 17.1%, 13.0% and 11.6%, respectively, of the Company's revenue during the six month period ended June 30, 2014 and three of its customers accounted for 24.3%, 15.9% and 12.7%, respectively, of its accounts receivable as of June 30, 2014.

Three of its customers accounted for 26.8%, 14.5% and 10.1%, respectively, of the Company's revenue during the six month period ended June 30, 2013 and three of its customers accounted for 36.3%, 27.1% and 6.1%, respectively, of its accounts receivable as of June 30, 2013.

For the six month period ended June 30, 2014, the Company purchased approximately 10.5% and 8.8% of its inventory from two vendors. For the six month period ended June 30, 2013, the Company purchased approximately 13.4% and 11.1% of its inventory from two vendors.

The accounts payable to the two largest vendors aggregated $221,651 as of June 30, 2014 and accounts payable to the two largest vendors aggregated $466,433 as of June 30, 2013.

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

We are a developer of diesel emissions control technology solutions, advancing emissions reduction technology by commercializing leading edge diesel emission control systems that have attained regulatory verification with California Air Resources Board (“CARB”) or United States Environmental Protection Agency (“EPA”). Our key technologies and products are detailed below and are suited to meet the most stringent global emissions regulations under enforcement in California and other markets in the United States. Among the key CARB verified and EPA certified products manufactured and commercialized by ESW Group are the LongMile-S™, Horizon™, Vista™ Phoenix™, Longview™, ThermaCat, and ThermaCat-e diesel emissions control technologies. We also manufacture an export off-road product named HCD, the XtrmCat for marine applications, as well as military technologies including the StlthCat and Scat-IR-Shield exhaust shielding technology employed on U.S. Marine Light Armored Vehicles.

Our focus is to be a leading player in the diesel emission control market by developing, certifying and commercializing best available diesel emission control technologies primarily for the medium and heavy duty diesel (“MHDD”) retrofit on-road and off-road markets.  Our strategy is centered on increasing our market presence through our leading portfolio of CARB verified Level 3 Plus diesel emissions technologies and focus on becoming the compliance solution provider to fleet owners and other end users across the United States as well as internationally.  In addition, ESW Group is focused on growing its presence in the emissions testing market primarily in the diesel, natural gas and hybrid engine markets and spanning a wide array of applications from motorcycles and ATVs to heavy duty diesel engines.  We are also exploring opportunities in other diesel aftertreatment verticals and engine and fuel related opportunities that can leverage our knowledge base and capabilities surrounding the medium and heavy duty on-road and off-road markets.

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

Effective April 18, 2013, we established a new wholly-owned subsidiary, ESWCT, which houses the assets purchased from Cleaire. ESWCT operates out of San Diego, California. Effective June 7, 2013, ESWCT entered into a commercial real estate lease with Trepte Industrial Park, Ltd., a California limited partnership, pursuant to which. ESWCT is leasing approximately 18,000 square feet of commercial property located in San Diego, California, for housing ESWCT manufacturing and diesel particulate filter cleaning operations.

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

On January 23, 2013, our board of directors approved a one-for-two thousand reverse split of our common stock. Upon the completion of the reverse stock split, which was effective on May 24, 2013, there was no change to our authorized shares of common stock, which remained at 250,000,000 shares, par value $0.001 per share. Issued and outstanding common stock was reduced from 228,213,173 shares to approximately 113,464 shares. At June 30, 2014 we had 131,526 shares of common stock issued and outstanding.

Effective October 4, 2013, we registered 20,000 shares of common Stock (par value $0.001 per share) under Form S-8 that are issuable under the Environmental Solutions Worldwide, Inc. 2013 Stock Plan.  See “NOTE 11 - STOCK OPTIONS AND RESTRICTED STOCK PLAN”.

In December 23, 2013, we filed a Form S-1 Registration Statement under the Securities Act Of 1933 relating to a subscription rights offering to shareholders described below under “Debt Structure”.  This registration statement registers $4,596,929 in 10% Senior Secured Convertible Promissory Notes due 2018 (the “New Notes” and, together with the Existing Notes, the “Notes”) and the potential 152,899 shares of common stock issuable upon conversion of the Notes and, if applicable, as payment of interest on the Notes by the Company. The Registration Statement was declared effective by the Securities and Exchange Commission on February 12, 2014. In March 2014, we filed a form 424B3 with the Securities and Exchange Commission (the “prospectus”) and commenced the rights offering by mailing the prospectus and related documents to our shareholders of record as of February 13, 2014. The rights offering was completed on May 9, 2014, and on May 23, 2014 the Company issued New Notes, in the principal amount of $122,486, to the shareholders that participated in the rights offering.

We experienced strong demand for our products in the first half of 2014; our revenues for the MHDD retrofit market were $14,689,270. Our ESW America Air Testing business revenue contributed a total of $346,275 of revenue during this period. Testing revenues were lower due to weaker demand in the heavy duty diesel OEM testing market, offset by a growing number of customers for testing services. The ESW America testing lab capacity was also utilized for internal research and internal new product development.

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

RESULTS OF OPERATIONS

COMPARISON OF THE SIX MONTH PERIOD ENDED JUNE 30, 2014 TO THE SIX MONTH PERIOD ENDED JUNE 30, 2013

The following management’s discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the MD&A included in ESW’s Annual Report on Form 10-K, for the year ended December 31, 2013.

Revenues for the six month period ended June 30, 2014, increased by 217 percent, to $15,035,545 from $4,745,345 for the comparable period in 2013. The increase in revenue in 2014 is due to ESW’s expanded product offering which has increased our market share of the MHDD retrofit market, deliveries for the Chicago Transit Authority program, and demand related to the California Truck and Bus regulation requiring retrofitting or replacement for certain classes of diesel trucks in that state.

Cost of revenue as a percentage of revenues for the six month period ended June 30, 2014 was 50.7 percent compared to 104.4 percent for the six month period ended June 30, 2013. Cost of revenue for the six month period ended June 30, 2014 increased by $2,676,363 compared to the six month period ended June 30, 2013. The primary driver for the increase in the cost of revenue during the six month period ended June 30, 2014 was the higher revenue during the period.

The gross margin for the six month period ended June 30, 2014 was 49.3 percent compared to negative 4.4 percent for the six month period ended June 30, 2013. The improved gross margin primarily resulted from the negative impact in the cost of sales during the first six months of June 30, 2013 related to the acquisition of assets from Cleaire, as well as one time warranty charges of $1,504,900 for ESWCT and TFI products. We also recorded a one-time write down on inventory amounting to $230,002 relating to obsolete inventory in ESWCT, in the six month period ended June 30, 2013.

Marketing, office and general expenses for the six month period ended June 30, 2014 increased 9.2 percent to $2,335,082 from $2,137,526 for the same period in 2013. The increase is primarily due to: (a) an increase in customer service, sales and marketing and wages and selling expenses of $228,682 (b) increase in general administration expenses of $87,548 primarily due to the increased business insurance expenses and higher administration salaries and wages, (c) increase in engineering expenses of $116,941. These increases were offset by a decrease in (a) investor relation costs of $185,660 the decrease is related to expenses we incurred in 2013 for the reverse split of our common stock and (b) decrease in facility expenses of $49,955.

Officers’ compensation and directors’ fees for the six month period ended June 30, 2014 decreased by $5,635, or 1.3 percent, to $430,072 from $435,707 for the six month period ended June 30, 2013.

Research and development (“R&D”) expenses for the six month period ended June 30, 2014 increased by $112,455, or 46.7 percent, to $353,066 versus $240,611 for the six month period ended June 30, 2013. The primary driver of R&D expenses for the six month period ended June 30, 2014 is ESW’s pursuit of the verification expansion of its Level III products, verifications of new off-road products, and the pursuit of new products in other aftertreatment verticals. During the six month period ended June 30, 2014 there was no grant funding or tax credit to offset R&D cost, for the six month period ended June 30, 2013 tax credits amounted to $40,946.

Consulting and professional fees for the six month period ended June 30, 2014 decreased by $71,720, or 25.7 percent, to $207,779 from $279,499 for the six month period ended June 30, 2013. The decrease is mainly due to higher legal and consulting fees in the prior year period in connection with corporate actions such as the reverse stock split and the rights offering discussed under “General Overview” above as well as the acquisition of certain assets from Cleaire and the related setup of the ESWCT subsidiary.

Depreciation expense for the six month period ended June 30, 2014 decreased by $83,597, or 74.3 percent to $28,981 from $112,578 for the six month period ended June 30, 2013.  The primary reason for the reduction in depreciation expense was the run-off of depreciation for a portion of ESWA’s property, plant and equipment during the six month period ended June 30, 2014, and a year-to-date reallocation for software depreciation.

Foreign exchange gain for the six month period ended June 30, 2014, was $4,812 as compared to a loss of $11,180 for the six month period ended June 30, 2013. This is mainly a result of the fluctuation in the exchange rate of the Canadian Dollar to the United States Dollar.

Income from operations for the six month period ended June 30, 2014 was $4,055,389 compared to a loss of $3,425,381 for the six month period ended June 30, 2013. ESW’s income from operations for the six month period ended June 30, 2014 included non- cash expenses such as depreciation of $208,556, stock based compensation of $74,272, warranty provision of $117,494, an allowance for doubtful accounts of $32,820, the expenses were offset by recovery on disposal of inventory of $14,769 and Proceeds from sale of property, plant and equipment $19,000.

The Company recorded the following costs and loss / (gain) related to a senior secured convertible loan facility:

		Six month periods ended June 30,
		2014	2013
•	Interest on notes payable to related parties	$258,725	$72,311
•	Debt related discount amortization	$199,566	$46,437
•	Change in fair value of conversion option derivative liability	$1,733,168	$1,038,323

Income tax for the six month period ended June 30, 2014 amounted to $112,190 as compared to $0 for the six month period ended June 30, 2013. Net income and comprehensive income after income taxes for the six month period ended June 30, 2014 amounted to $1,751,740 as compared to a net loss and comprehensive loss after income taxes of $4,582,452 for the six month period ended June 30, 2013.

COMPARISON OF THE THREE MONTH PERIOD ENDED JUNE 30, 2014 TO THE THREE MONTH PERIOD ENDED JUNE 30, 2013

The following management’s discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the MD&A included in ESW’s Annual Report on Form 10-K, for the year ended December 31, 2013.

Revenues for the three month period ended June 30, 2014, increased by 144.4 percent, to $8,039,961 from $4,750,458 for the comparable period in 2013. The increase in revenue in 2014 is due to ESW’s expanded product offering which has increased our market share of the MHDD retrofit market, deliveries for the Chicago Transit Authority program, and demand related to the California Truck and Bus regulation requiring retrofitting or replacement for certain classes of diesel trucks in that state.

Cost of revenue as a percentage of revenues for the three month period ended June 30, 2014 was 52.2 percent compared to 117.5 percent for the three month period ended June 30, 2013. Cost of revenue for the three month period ended June 30, 2014 increased by $330,054 compared to the three month period ended June 30, 2013 due to the higher revenue during the three month period of 2014.

The gross margin for the three month period ended June 30, 2014 was 47.8 percent compared to a negative 17.5 percent for the three month period ended June 30, 2013. The improved gross margin primarily resulted from the negative impact in the cost of sales during the three month period ended June 30, 2013 related to the acquisition of assets from Cleaire, as well as one time warranty charges of $1,504,900 for ESWCT and TFI products. We also recorded a one-time write down on inventory amounting to $230,002 relating to obsolete inventory in ESWCT.

Marketing, office and general expenses for the three month period ended June 30, 2014 decreased 14.7 percent to $1,168,986 from $1,370,131 for the same period in 2013. The decrease is primarily due to: (a) a decrease in general administration expenses of $193,906 primarily related to expenses incurred in the three months of 2013 for the startup of ESWCT, (b) a decrease in facility expense of $87,981, and (c) a decrease in investor relation costs of $69,878 related to expenses incurred in the three months of 2013 related to the reverse split of our common stock. The decreases were offset by: (a) an increase in customer service, sales and marketing and wages and selling expenses of $91,335, and b) increase in engineering expenses of $59,285.

Officers’ compensation and directors’ fees for the three month period ended June 30, 2014 increased by $77,755, or 59.6 percent, to $208,249 from $130,494 for the three month period ended June 30, 2013. The increase is due to director compensation, the August 2013 Orchard service agreement amendment, and stock based compensation expense.

Research and development (“R&D”) expenses for the three month period ended June 30, 2014 increased by $17,458, or 11.0 percent, to $176,329 versus $158,871 for the three month period ended June 30, 2013. The primary driver of R&D expenses for the three month period ended June 30, 2014 is ESW’s pursuit of the verification expansion of its Level III products, verifications of new off-road products, and the pursuit of new products in other aftertreatment verticals. During the three month period ended June 30, 2014 and 2013 there was no grant funding or tax credit to offset R&D cost.

Consulting and professional fees for the three month period ended June 30, 2014 decreased by $153,026, or 72.1 percent, to $59,356 from $212,382 for the three month period ended June 30, 2013. The decrease is mainly due to higher legal and consulting fees incurred in the prior year period in connection with corporate actions such as the reverse stock split and the rights offering discussed under “General Overview”, the setup of the ESWCT subsidiary and acquisition of certain assets from Cleaire.

Depreciation expense for the three month period ended June 30, 2014 decreased by $55,096, or 95.9 percent to $2,362 from $57,458 for the three month period ended June 30, 2013.  The primary reason for the reduction in depreciation expense was the run-off of depreciation for a portion of ESWA’s property, plant and equipment during the three month period ended June 30, 2014, and a year-to-date reallocation for software depreciation.

Foreign exchange loss for the three month period ended June 30, 2014, was $4,489 as compared to a loss of $3,068 for the three month period ended June 30, 2013. This is mainly a result of the fluctuation in the exchange rate of the Canadian Dollar to the United States Dollar.

Income from operations for the three month period ended June 30, 2014 was $2,225,356 compared to a loss of $2,507,681 for the three month period ended June 30, 2013.

The Company recorded the following costs and loss / (gain) related to a senior secured convertible loan facility:

		Three month period ended June 30,
		2014	2013
•	Interest on notes payable to related parties	$130,203	$68,811
•	Debt related discount amortization	$104,792	$44,381
•	Change in fair value of conversion option derivative liability	$547,653	$1,330,893

Income tax for the three month period ended June 30, 2014 amounted to $112,190 as compared to $0 for the three month period ended June 30, 2013. Net income and comprehensive income after income taxes for the three month period ended June 30, 2014 amounted to $1,330,518 as compared to a net loss and comprehensive loss after income taxes of $3,951,766 for the three month period ended June 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

Historically our principal sources of operating capital have been the proceeds from various financing transactions. However, during the six month period ended June 30, 2014, we generated $2,738,825 of cash from operating activities compared with $2,244,935 used for operating activities for the six month period ended June 30, 2013.

As of June 30, 2014 and 2013, we had cash and cash equivalents of $6,565,778 and $2,550,537, respectively.

Net cash generated from operating activities for the six month period ended June 30, 2014 amounted to $2,738,825. This amount was attributable to the net income of $1,751,740, plus non-cash expenses primarily consisting of the change in fair value of conversion option derivative liability, warranty provisions and also consisting of expenses such as depreciation, stock based compensation, discount on amortization of discount on promissory notes, interest on promissory notes payable, and other items amounting to $2,590,832, less a decrease in cash flows from operating activities of $1,603,747.

Net cash used in operating activities for the six month period ended June 30, 2013 amounted to $2,244,935. This amount was attributable to the net loss of $4,582,452, plus non-cash expenses such as depreciation, stock based compensation, conversion option derivative liability, amortization of discount on promissory notes payable, interest on promissory notes payable, warranty provisions and other items amounting to $3,403,945, less a decrease in net operating assets and liabilities of $1,066,428.

Net cash used in investing activities such as acquisition of property, plant and equipment and reduction to property, plant and equipment under construction was $337,384 for the six month period ended June 30, 2014, as compared to $372,806 used in similar investing activities for the six month period ended June 30, 2013.

For the six month period ended June 30, 2014 net cash provided by financing activities totaled $87,241 related to proceeds from notes payable and the repayment of principal on the loan payable.  For the six month period ended June 30, 2013, net cash provided by financing activities totaled and $4,914,280, resulting from $5,000,000 in proceeds from notes payable to related parties, less a loan payable repayment of $34,204 in principal and a re-purchase of common stock of $51,516,

ESW operates in a capital intensive and highly regulated industry that is subject to long product development timelines. ESW is focusing its research and development efforts on expanding the coverage of applications and engines for its diesel emission control technologies, as well as obtaining new off-road verifications for ESWCT.

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

DEBT STRUCTURE

As of June 30, 2014, we had $5,702,706 (December 31, 2013 - $3,682,732) of debt on the consolidated balance sheet. Of this amount, $70,666 (December 31, 2013 - $71,022) is repayable in the next 12 months.

On March 22, 2013, the Company entered into a note subscription agreement and a security agreement and issued senior secured five (5) year convertible promissory notes (collectively the “Existing Loan Agreements”) to Black Family Partners LP, John J. Hannan, Orchard Investments, LLC and Richard Ressler (each individually an “Existing Lender” and collectively the “Existing Lenders”) who are current shareholders and may be deemed affiliates of the Company. Pursuant to the Existing Loan Agreements, the Existing Lenders made loans to the Company in the principal aggregate amount of $5.0 million (the “Existing Loan”), subject to the terms and conditions set forth in the Existing Loan Agreements and represented by senior secured convertible promissory notes (the “Existing Notes”), dated March 22, 2013, April 23, 2013 and June 27, 2013. The Existing Loan Agreements were approved by directors of the Company unaffiliated with the Existing Lenders. The Existing Notes mature on March 22, 2018.

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

Effective October 1, 2013 the Company elected to pay and paid interest on the Existing Notes in the form of common stock, as per the terms of the Existing Notes. The Company issued 8,000 shares on October 1, 2013, as interest payment to the holders of the Existing Notes for interest accrued up to September 30, 2013 totaling $200,000. The conversion price of the shares was $25 for the interest payment, which was based upon the market value of the Company’s common stock on the date of payment (determined by calculating the average closing price of the Company’s common stock for the twenty trading days preceding such date). Per the terms of the Notes interest payments can be paid in the Company’s common stock valued at the lesser of $80 per share, subject to adjustment, or the market value of the Company’s common stock.

In connection with the Existing Loan, the Company further agreed to conduct a rights offering to all of its holders of common stock, offering all such holders the right to purchase up to their pro-rata Company ownership amount of 10% senior secured five (5) year convertible promissory notes (the “New Notes” and, together with the Existing Notes, the “Notes”) that will be substantially similar to the Existing Notes.  In connection with this rights offering, in December 2013, the Company filed a Form S-1 Registration Statement under the Securities Act Of 1933 to register an aggregate of $4,596,929 in New Notes) and the potential 152,899 shares of common stock issuable upon conversion of the Notes and, if applicable, as payment of interest on the Notes by the Company. The Registration Statement was declared effective by the Securities and Exchange Commission on February 12, 2014.  In March 2014, the Company filed a form 424B3 with the Securities and Exchange Commission (the “prospectus”) and commenced the rights offering by mailing the prospectus and related documents to our shareholders of record as of February 13, 2014. The rights offering was completed on May 9, 2014, and on May 23, 2014 the Company issued New Notes, in the principal amount of $122,486, to the shareholders that participated in the rights offering. The New Notes mature on March 22, 2018.

Effective April 1, 2014, the Company elected to pay and paid interest on the Notes in the form of common stock, as per the terms of the Notes. The Company issued 5,126 shares as interest payment to the holders of the Existing Notes for interest accrued up to March 31, 2014 totaling $256,300. The conversion price of the shares was $50 for the interest payment, which was based upon the market value of the Company’s common stock on the date of payment (determined by calculating the average closing price of the Company’s common stock for the twenty trading days preceding such date). Per the terms of the Notes, up to two interest payments could be paid in the Company’s common stock valued at the lesser of $80 per share, subject to adjustment, or the market value of the Company’s common stock. The Company has used both options to pay interest in the form of the Company’s common stock.

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

On June 7, 2013, the Company’s wholly-owned subsidiary, ESWCT, entered into a commercial real estate lease with Trepte Industrial Park, Ltd., a California limited partnership, pursuant to which ESWCT is leasing approximately 18,000 square feet of commercial property located in San Diego, California, to be used primarily for housing ESWCT’s manufacturing and diesel particulate filter cleaning operations. This lease provides for a 37-month lease term (commencing July 1, 2013), with an option exercisable by ESWCT to extend the lease term for two additional 36-month periods. The current base rent under this lease is $15,300 per month. Concurrently with the signing of this lease and pursuant to the terms thereof, ESWCT paid to the Lessor an amount equal to $155,600, which is included in prepaid expenses and other assets and reflects the first month’s base rent, the security deposit, the funding required for improvements done by the Lessor at ESWCT’s request, and pre-paid rent (“Prepaid Rent”). The amount was credited against monthly base rent payable by ESWCT starting January 2014 and each month thereafter.

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

At June 30, 2014 balance of the Prepaid Rent amounted to $17,941.

The following is a summary of the minimum annual lease payments for the Pennsylvania and California leases:

Year Ending December 31,	Amount
2014 (excluding the six months ended June 30, 2014)	$198,141
2015	372,935
2016	279,340
2017	180,990
2018	30,165
Total	$1,061,571

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, a new standard on revenue recognition. The new standard will supersede existing revenue recognition guidance and apply to all entities that enter into contracts to provide goods or services to customers. The guidance also addresses the measurement and recognition of gains and losses on the sale of certain non-financial assets, such as real estate, property and equipment. The new standard will become effective for us beginning with the first quarter of 2017 and can be adopted either retrospectively to each reporting period presented or as a cumulative effect adjustment as of the date of adoption. We are currently evaluating the impact of adopting this new guidance on our consolidated financial statements.

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

In the consolidated condensed statements of operations and comprehensive income / (loss) for the six month period ended June 30, 2014, ESW has recognized a translation gain of $4,812 as compared to a loss of $11,180 for the six month period ended June 30, 2013, primarily as a result of exchange rate differences between the U.S. dollar and the Canadian dollar.

INTEREST RATE RISK

ESW currently has no variable-rate long-term debt that exposes ESW to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF THE COMPANY'S DISCLOSURE AND INTERNAL CONTROLS

Under the supervision and with the participation of ESW’s management, including ESW’s Executive Chairman and Chief Financial Officer, ESW evaluated the effectiveness of the design and operation of its “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2014 (the “Evaluation Date”). Based upon that evaluation, the Executive Chairman and Chief Financial Officer concluded that, as of the Evaluation Date, ESW’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in ESW’s Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including the Executive Chairman and Chief Financial Officer as appropriate to allow timely decisions regarding required disclosures.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no significant change in the Company’s “internal control over financial reporting” (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the six months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

DATED: AUGUST 4, 2014
Montgomeryville, PA, USA

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.

BY: /S/ MARK YUNG
MARK YUNG
EXECUTIVE CHAIRMAN

BY: /S/ PRAVEEN NAIR
PRAVEEN NAIR
CHIEF FINANCIAL OFFICER

AND PRINCIPAL ACCOUNTING OFFICER