Form 10-Q
period 2014-09-30
ENVIRONMENTAL SOLUTIONS WORLDWIDE INC
filed 2014-11-14
CIK 1082278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

for the quarterly period ended – September 30, 2014

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

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [] NO [X]

There were 131,526 shares of the registrant’s Common Stock outstanding as of November 14, 2014.

INDEX	DESCRIPTION	PAGE NO.

	PART I. FINANCIAL INFORMATION
Item 1.	Consolidated Condensed Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013	F2

	Consolidated Condensed Statements of Operations and Comprehensive Income / (Loss) for the Nine and Three Month Periods Ended September 30, 2014 and 2013 (unaudited)	F3

	Consolidated Condensed Statements of Changes in Stockholders’ Equity for the Nine Month Period Ended September 30, 2014 (unaudited)	F4

	Consolidated Condensed Statements of Cash Flows for the Nine Month Periods Ended September, 30, 2014 and 2013 (unaudited)	F5

	Notes to Consolidated Condensed Financial Statements (unaudited)	F6-F21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	2

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	12

	PART II. OTHER INFORMATION
Item 1A.	RISK FACTORS	13
Item 5.	OTHER INFORMATION	13
Item 6.	EXHIBITS	14
	SIGNATURES	14

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2014	2013
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents (Note 4)	$ 8,614,516	$ 4,077,096
Accounts receivable (Note 16), net of allowance
for doubtful accounts of $111,559 (2013 - $250,862) (Note 2)	1,176,639	1,888,511
Inventory, net of reserve of $221,357 (2013 - $246,509) (Note 5)	4,381,424	3,693,367
Prepaid expenses and other assets (Note 13)	692,096	750,835

Total current assets	14,864,675	10,409,809

Equipment under construction (Note 6)	444,968	431,022

Property, plant and equipment, net of accumulated
depreciation of $3,604,906 (2013 - $3,294,168) (Note 6)	1,829,714	1,574,181

	$ 17,139,357	$ 12,415,012

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable (Notes 12 and 16)	$ 1,502,120	$ 1,656,379
Accrued liabilities (Notes 8 and 12)	1,211,636	1,007,920
Warranty provision (Note 13)	1,741,314	1,723,769
Customer deposits	140,931	124,645
Current portion of loan payable (Note 7)	72,094	71,022
Total current liabilities	4,668,095	4,583,735

Long-term Liabilities
Senior secured convertible promissory notes payable (Notes 8 and 12)	2,525,159	2,146,780
Conversion option derivative liability (Note 9)	4,309,832	1,131,745
Loan payable (Note 7)	279,047	333,185

Total long-term liabilities	7,114,038	3,611,710

Total liabilities	11,782,133	8,195,445

Commitments and Contingencies (Note 13)

Stockholders' Equity (Note 11)
Common stock, $0.001 par value, 250,000,000
shares authorized; 131,526 (2013 - 125,742)
shares issued and outstanding	131	125
Additional paid-in capital	57,815,327	57,541,924
Shares to be issued	85,746	-
Accumulated other comprehensive income	344,183	344,183
Accumulated deficit	(52,888,163)	(53,666,665)

Total stockholders' equity	5,357,224	4,219,567

	$ 17,139,357	$ 12,415,012

Subsequent Event (Note 17)

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.
F2

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME / (LOSS)
FOR THE NINE AND THREE MONTH PERIODS ENDED SEPTEMBER 30,
(Unaudited)

	NINE MONTH PERIOD ENDED SEPTEMBER 30,		THREE MONTH PERIOD ENDED SEPTEMBER 30,
	2014	2013	2014	2013

Revenue (Notes 2 and 16)	$ 20,276,171	$ 10,242,470	$ 5,240,626	$ 5,497,125

Cost of revenue (Notes 2, 5, 6 and 13)	10,431,380	7,734,451	2,801,392	2,780,826

Gross profit	9,844,791	2,508,019	2,439,234	2,716,299

Operating expenses
Marketing, office and general expenses	3,540,530	3,348,934	1,211,291	1,218,292
Officers' compensation and directors' fees (Notes 11 and 12)	751,338	605,658	321,266	169,951
Research and development costs (Notes 2 and 6)	540,836	455,235	187,770	214,624
Consulting and professional fees (Note 12)	301,777	401,132	93,998	121,633
Depreciation (Note 6)	41,335	177,944	12,354	65,366
Foreign exchange loss / (gain)	351	(18,030)	5,163	(29,210)

	5,176,167	4,970,873	1,831,842	1,760,656

Income / (loss) from operations	4,668,624	(2,462,854)	607,392	955,643

Interest on convertible promissory notes payable (Notes 8 and 12)	(391,542)	(200,000)	(132,817)	(127,689)
Interest on loan payable (Note 7)	(8,566)	(10,133)	(2,723)	(3,249)
Accretion of discount on convertible promissory notes payable (Note 8)	(312,532)	(133,563)	(112,966)	(87,126)
Change in fair value of conversion option derivative liability (Note 9)	(3,121,448)	1,953,328	(1,388,281)	2,991,651

Net income / (loss) before provision for income taxes	834,536	(853,222)	(1,029,395)	3,729,230
Income taxes (Note 10)	56,034	-	(56,156)	-

Net income / (loss) and comprehensive income / (loss)	$ 778,502	$ (853,222)	$ (973,239)	$ 3,729,230

Net earnings / (loss) per share (Note 15)
Basic	$6.02	$(7.55)	$ (7.40)	$32.87
Fully diluted	$5.68	$(7.55)	$ (7.40)	$32.82

Weighted average number of shares outstanding (Note 15)
Basic	129,381	112,948	131,526	113,464
Fully diluted	137,079	112,948	131,526	113,639

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.
F3

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2014
(Unaudited)
	Common Stock
	Shares	Amount	Additional Paid-In Capital	Shares To Be Issued	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity

Balance January 1, 2014	125,742	$ 125	$ 57,541,924	$ -	$ 344,183	$ (53,666,665)	$ 4,219,567

Net income	-	-	-	-	-	778,502	778,502

Stock-based compensation (Note 11)	658	1	17,108	85,746	-	-	102,855

Shares issued in settlement of interest (Notes 8 and 12)	5,126	5	256,295	-	-	-	256,300

Balance September 30, 2014	131,526	$ 131	$ 57,815,327	$ 85,746	$ 344,183	$ (52,888,163)	$ 5,357,224

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements.
F4

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30,
(Unaudited)
	2014	2013

Net income / (loss)	$ 778,502	$ (853,222)

Adjustments to reconcile net income / (loss) to net cash
used in operating activities:
Depreciation (Note 6)	310,738	461,351
Interest on promissory notes payable	391,542	200,000
Amortization of discount on promissory notes payable	312,532	133,563
Change in fair value of conversion option derivative liability	3,121,448	(1,953,328)
Stock-based compensation	102,855	172,953
Allowance for doubtful accounts	32,820	-
Warranty provision	17,545	1,573,455
Loss on write down of inventory	-	195,929
Recovery on disposal of inventory	(15,235)	-
Gain on sale of property, plant and equipment	(29,500)	-

	4,244,745	783,923

Increase / (decrease) in cash flows from operating activities resulting from changes in:
activities resulting from changes in:
Accounts receivable	679,052	(102,661)
Inventory	(672,822)	(1,570,688)
Prepaid expenses and other assets	58,739	(340,329)
Accounts payable and accrued liabilities	(85,785)	354,030
Customer deposits	16,286	40,132

	(4,530)	(1,619,516)

Net cash generated from / (used in) operating activities	5,018,717	(1,688,815)

Investing activities:
Proceeds from sale of property, plant and equipment	29,500	-
Acquisition of patent and trademarks	-	(42,000)
Acquisition of property, plant and equipment	(142,829)	(349,176)
Additions to property, plant and equipment under construction	(437,387)	(288,231)

Net cash used in investing activities	(550,716)	(679,407)

Financing activities:
Proceeds from notes payable	122,486	5,000,000
Payment for fractional shares	-	(51,516)
Repayment of loan payable	(53,067)	(51,501)

Net cash provided by financing activities	69,419	4,896,983

Net change in cash and equivalents	4,537,420	2,528,761

Cash and cash equivalents, beginning of period	4,077,096	253,998

Cash and cash equivalents, end of period	$ 8,614,516	$ 2,782,759

Supplemental disclosures:

Cash interest paid	$ 8,566	$ 10,133
Property, plant and equipment included in accounts payable	$ -	$ 42,550
Interest paid in common stock	$ 256,300	$ -
Transfer from equipment under construction to property, plant and equipment	$ 423,442	$ -

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

As of September 30, 2014, the Company had an accumulated deficit of $52,888,163 and had cash and cash equivalents of $8,614,516.  Based on cash and cash equivalents, anticipated revenues and spending levels, the Company estimates that it has sufficient cash resources to meet its anticipated net cash needs through the next twelve months.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is estimated and recorded based on management’s assessment of the credit history with the customer and the current relationships with them. On this basis management has determined that an allowance for doubtful accounts of $111,559 and $250,862 was appropriate as of September 30, 2014 and December 31, 2013, respectively. During the period ended September 30, 2014, the Company wrote off $172,123 (December 31, 2013 - $0). The impact was a reduction of gross receivables and a reduction in the allowance for doubtful accounts.

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

The Company also derives revenue (approximately 2.5% and 4.8% of total revenue for the nine month periods ended September 30, 2014 and 2013, respectively) from providing air testing and environmental certification services. Revenues are recognized upon delivery of testing services when persuasive evidence of an arrangement exists and collection of the related receivable is reasonably assured.

EARNINGS / LOSS PER SHARE OF COMMON STOCK

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

SHIPPING AND HANDLING COSTS

The Company’s shipping and handling costs of $354,884 and $97,301 are included in cost of revenue for the nine month periods ended September 30, 2014 and 2013, respectively. For the three month periods ended September 30, 2014 and 2013 shipping and handling costs amounted to $93,990 and $49,024, respectively.

Additionally, the Company has recorded recoveries of these costs amounting to $48,274 and $69,709, which are included in cost of revenues for the nine month period ended September 30, 2014 and in revenue for the nine month period ended September 30, 2013, respectively. For the three month period ended September 30, 2014 shipping and handling recoveries amounted to $0. For the three month period ended September 30, 2013 shipping and handling recoveries included in revenue amounted to $29,332.

F7

RESEARCH AND DEVELOPMENT

The Company is engaged in research and development work. Research and development costs are charged as an operating expense as incurred. Any grant money received for research and development work is used to offset these expenditures.

For the nine month period ended September 30, 2014 and 2013, the Company expensed $540,836 and $455,235, net of grant revenues, respectively, towards research and development costs. For the three month periods ended September 30, 2014 and 2013, the Company expensed $187,770 and $214,624, net of grant revenues, respectively, towards research and development costs.

For the nine month period ended September 30, 2014 and 2013, gross research and development expense, excluding any offsetting grant revenues, amounted to $540,836 and $496,181, respectively, and grant revenues amounted to $0 and $40,946, respectively. For the three month periods ended September 30, 2014 and 2013, gross research and development expense, excluding any offsetting grant revenues, amounted to $187,770 and $214,624, respectively, and grant money amounted to $0 and $0, respectively.

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

F8

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, a new standard on revenue recognition. The new standard will supersede existing revenue recognition guidance and apply to all entities that enter into contracts to provide goods or services to customers. The guidance also addresses the measurement and recognition of gains and losses on the sale of certain non-financial assets, such as real estate, property and equipment. The new standard will become effective for the Company beginning with the first quarter of 2017 and can be adopted either retrospectively to each reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company is currently evaluating the impact of adopting this new guidance on our consolidated financial statements.

In June 2014, the FASB issued new authoritative accounting guidance related to the recognition of share-based compensation when an award provides that a performance target can be achieved after the requisite service period.  This guidance may be applied either prospectively or retrospectively and is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015.  Early application is permitted. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company’s financial statements and disclosures.

NOTE 4 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and highly liquid investments purchased with original maturities of generally 90 days or less at the date of purchase. At September 30, 2014 and December 31, 2013, all of the Company’s cash and cash equivalents consisted of cash.

NOTE 5 – INVENTORY

Inventory consists of:

Inventory	September 30, 2014	December 31, 2013
Raw materials	$2,516,383	$1,964,412
Work-in-process	2,086,398	1,950,642
Finished goods	-	6,868
Parts	-	17,954
	4,602,781	3,939,876
Less: reserve for inventory obsolescence	(221,357)	(246,509)
Total	$4,381,424	$3,693,367

During the nine month period ended September 30, 2014, ESW recorded a write down on inventory against reserve of $25,152. In addition, there was recovery from sale of scrap inventory of $15,235. During the three month period ended September 30, 2014, ESW recorded no write downs on inventory against reserve, and there was recovery from sale of scrap inventory of $466, included in the cost of revenue.

During the year ended December 31, 2013, ESW recorded a $230,002 write down on inventory which was subsequently sold as scrap for $252,352 resulting in a net gain on disposal of scrap inventory of $22,350 included in the cost of revenue.

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

Classification	September 30, 2014	December 31, 2013
Plant, machinery and equipment	$4,051,447	$3,583,451
Office equipment	221,240	186,916
Furniture and fixtures	-	1,063
Vehicles	35,022	17,038
Leasehold improvements	1,126,911	1,079,881
	5,434,620	4,868,349
Less: accumulated depreciation	(3,604,906)	(3,294,168)
	$1,829,714	$1,574,181

Depreciation expense recognized in the consolidated condensed statements of operations and comprehensive income / (loss) was included in the following captions:

	For the nine month periods ended
Depreciation Expense	September 30, 2014	September 30, 2013
Depreciation expense included in cost of revenue	$269,403	$280,366
Depreciation expense included in operating expenses	41,335	177,944
Depreciation expense included in research and development costs	-	3,041
Total depreciation expense	$310,738	$461,351

F9

	For the three month periods ended
	September 30,	September 30,
Depreciation Expense	2014	2013
Depreciation expense included in cost of revenue	$89,828	$56,966
Depreciation expense included in operating expenses	12,354	65,366
Depreciation expense included in research and development costs	-	-
Total depreciation expense	$102,182	$122,332

At September 30, 2014 and December 31, 2013, the Company had $444,968 and $431,022, respectively, of customized equipment under construction.

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

As of September 30, 2014 and December 31, 2013, the loan payable (current and long-term) amounted to $351,141 and $404,207, respectively.

For the nine month periods ended September 30, 2014 and 2013, the Company paid interest amounting to $8,566 and $10,133 on the principal amount outstanding under the MELF Facility and also repaid principal in the amount of $53,067 and $51,501, respectively.

For the three month periods ended September 30, 2014 and 2013, the Company paid interest amounting to $2,723 and $3,249 on the loan and also repaid principal in the amount of $17,822 and $17,297, respectively.

As at September 30, 2014 $72,094 (December 31, 2013 - $71,022) of the loan is repayable in the next 12 months with the remaining $279,047 (December 31, 2013 - $333,185) repayable thereafter.

Principal on the loan is repayable as follows:

Year Ending December 31,	Amount
2014 (excluding the nine months ended September 30, 2014)	$17,955
2015	73,182
2016	75,408
2017	77,702
2018	80,065
Thereafter	26,828
Total	$351,141

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

Effective October 1, 2013 the Company elected to pay and paid interest on the Existing Notes in the form of common stock, as per the terms of the Existing Notes. The Company issued 8,000 shares as interest payment to four note holders for interest accrued during the nine months ended September 30, 2013 totaling $200,000. The conversion price of the shares was $25 for the interest payment, which was based upon the market value of the Company’s common stock on the date of payment (determined by calculating the average closing price of the Company’s common stock for the twenty trading days preceding such date). The Company further agreed to conduct a rights offering to all of its holders of common stock, offering the right to purchase up to their pro-rata Company ownership amount of senior secured convertible promissory notes substantially similar to the Existing Notes.

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

Period ended
September 30, 2014
Face value of March 22, 2013 promissory notes payable	$1,400,000
Face value of April 23, 2013 promissory notes payable	1,600,000
Face value of June 27, 2013 promissory notes payable	2,000,000
Total face value of promissory notes payable	5,000,000
Discount on promissory notes payable	(3,079,102)
Accretion of discount on promissory notes payable	225,882
Balance December 31, 2013	$2,146,780
Accretion of discount on promissory notes payable	94,774
Balance March 31, 2014	$2,241,554
Face value of May 23, 2014 promissory notes payable	122,486
Discount on the May 23, 2014 promissory notes payable	(56,639)
Accretion of discount on promissory notes payable	104,792
Balance June 30, 2014	$2,412,193
Accretion of discount on promissory notes payable	112,966
Balance September 30, 2014	$2,525,159

During the nine month periods ended September 30, 2014 and 2013, accretion of discount on the Notes amounted to $312,532 and $133,563, respectively. During the three month periods ended September 30, 2014 and 2013, accretion of discount on the Notes amounted to $112,966 and $87,126, respectively.

During the nine month periods ended September 30, 2014 and 2013, interest expense on the Notes amounted to $391,542 and $200,000, respectively. During the three month periods ended September 30, 2014 and 2013, interest expense on the Notes amounted to $132,817 and $127,689, respectively.

For the periods ended September 30, 2014 and December 31, 2013, interest expense accrued on the Notes included in accrued liabilities on the consolidated condensed balance sheets amounted to $263,020 and $127,777, respectively. The September 30, 2014 balance was paid in cash subsequent to period end (Note 17).

NOTE 9 – CONVERSION OPTION DERIVATIVE LIABILITY

The Company’s Notes are subject to anti-dilution adjustments (the “conversion option”) that provide for reductions in the Conversion Price in the event the Company subsequently issues equity securities including common stock or any security convertible or exchangeable for shares of common stock (with certain exceptions) for no consideration or for consideration less than $80 per share. Simultaneously with any reduction to the Conversion Price, the number of shares of common stock that may be converted increases proportionately. The Company accounted for the conversion option in accordance with ASC Topic 815 (“Derivatives and Hedging”), under which the conversion option meets the definition of a derivative instrument and, since it is not considered to be solely indexed to the Company’s own stock, is treated as a derivative liability.

This conversion option derivative liability was measured at fair value on the dates of issue and on the last date of each subsequent quarter (including the quarter ended September 30, 2014) using a binomial lattice model, with changes in the fair value charged or credited to income.

Since the Conversion Price is subject to an anti-dilution adjustment, the probability that the Conversion Price of the Notes would decrease as the share price decreased was incorporated into the valuation calculation.

The inputs into the binomial lattice model are as follows:

	March 22,	April 23,	June 27,	December 31,	May 23,	June 30,	September 30,
	2013	2013	2013	2013	2014	2014	2014
Closing share price	$40	$54	$80	$26	$50	$60	$82.5
Conversion price	$80	$80	$80	$80	$80	$80	$80
Risk free rate	0.80%	0.71%	1.38%	1.75%	1.17%	1.25%	1.07%
Expected volatility	110%	126%	114%	117%	125%	129%	141%
Dividend yield	0%	0%	0%	0%	0%	0%	0%
Expected life	5 years	4.92 years	4.75 years	4.25 years	3.92 years	3.75 years	3.5 years

F12

The fair value of the conversion option derivative liability, as determined using the binomial lattice model, was $4,309,832 at September 30, 2014 and $1,131,745 at December 31, 2013. The change in the fair value of the conversion option derivative liability of $3,121,448 was primarily due to an increase in the price of our common stock and high expected volatility, and was recorded as a loss in the consolidated condensed statement of operations for the nine month period ended September 30, 2014 and $1,953,328 was recorded as a gain in the nine month period ended September 30, 2013. The change in the fair value of the conversion option derivative liability of $1,388,281 was recorded as a loss in the consolidated condensed statement of operations for the three month period ended September 30, 2014 and $2,991,651 was recorded as a gain in the three month period ended September 30, 2013.

Conversion option derivative liability, beginning balance	$-
Origination of conversion option derivative liability on March 22, 2013	526,810
Origination of conversion option derivative liability on April 23, 2013	905,569
Origination of conversion option derivative liability on June 27, 2013	1,646,723
Gain on change in fair value of conversion option derivative liability, December 31, 2013	(1,947,357)
Balance, December 31, 2013	$1,131,745
Loss on change in fair value of conversion option derivative liability, March 31, 2014	1,185,515
Balance, March 31, 2014	$2,317,260
Origination of conversion option derivative liability on May 23, 2014 (Note 8)	56,639
Loss on change in fair value of conversion option derivative liability, June 30, 2014	547,652
Balance, June 30, 2014	$2,921,551
Loss on change in fair value of conversion option derivative liability, September 30, 2014	1,388,281
Balance, September 30, 2014	$4,309,832

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

Income tax expense of $56,034 and $0 reflects an effective tax rate of 5.3% and 0% for the nine months ended September 30, 2014 and 2013, respectively. Our effective tax rate differs from the statutory rate primarily due to benefits from a release of valuation allowance related to current year projected income. The Company still maintains a full valuation allowance on all its remaining deferred tax assets. Income tax recovery for the three month periods ended September 30, 2014 and 2013 amounted to $56,156 and $0, respectively.

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

NOTE 11 - STOCK OPTIONS AND RESTRICTED STOCK PLAN

Stock-based compensation consists of stock options and restricted stock granted by the Company as follows:

	For the nine month periods ended		For the three month periods ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
Stock options	$-	$20,708	$-	$-
Shares to be issued	85,746	-	-	-
Restricted stock grants vested	17,109	152,245	28,583	-
Total stock-based compensation	$102,855	$172,953	$28,583	$-

F13

For the nine months ended September 30, 2014, $102,855 (September 30, 2013 - $152,245) has been recorded in officers’ compensation and directors’ fees for shares to be issued related to restricted stock grants and the vesting of already issued restricted stock grants. For the three month period ended September 30, 2014, $28,583 (September 30, 2013 - $0) has been recorded in officers’ compensation and directors’ for shares to be issued related to restricted stock grants and the vesting of already issued restricted stock grants.

STOCK OPTIONS

A summary of option transactions, including those granted pursuant to the terms of certain employment and other agreements follows:

Details	Stock Purchase Options	Weighted Average Exercise Price
Outstanding, January 1, 2013	588	$1,000
Expired	(175)	(957)
Balance, January 1, 2014	413	$1,010
Expired	-	-
Outstanding, September 30, 2014	413	$1,010

At September 30, 2014 and December 31, 2013, the outstanding options have a weighted average remaining life of 10 months and 19 months, respectively. No stock options were granted during the nine and three month periods ended September 30, 2014 and 2013.

During the nine month periods ended September 30, 2014 and 2013, $0 and $20,708, respectively, of stock option expense has been recorded in officers’ compensation and directors’ fees (three month periods ended September 30, 2014 and 2013, $0 and $0, respectively), in the consolidated condensed statements of operations and comprehensive income / (loss). At September 30, 2014, the Company had outstanding options as follows:

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

F14

Shares of restricted common stock issued were valued at the quoted market price on the dates of grant. During the nine month periods ended September 30, 2014 and 2013, $216,855 and $152,245, respectively, has been recorded in officers’ compensation and directors’ fees in the consolidated condensed statements of operations and comprehensive income / (loss) for shares to be issued related to restricted stock grants and the fair value of the vested portion of each grant of restricted common stock.

During the three month periods ended September 30, 2014 and 2013, $142,582 and $0, respectively, has been recorded in officers’ compensation and directors’ fees in the consolidated condensed statements of operations and comprehensive income / (loss) for shares to be issued related to restricted stock grants and the fair value of the vested portion of each grant of restricted common stock. These amounts along with stock option expense have been included in stock-based compensation in the consolidated condensed statements of changes in stockholders equity.

Date of Issuance	Number of restricted common stock issued	Shares To Be Issued	Additional Paid-In Capital	Note
February 28, 2013	2,057	-	$152,245	(1)
December 31, 2013	3,620	-	123,345	(2)
December 31, 2013	658	-	17,108	(3)
Total December 31, 2013	6,335	-	$ 292,698

Vested but not yet issued	-	85,746	-	(4)
September 30, 2014	658	-	17,108	(3)
Total September 30, 2014	658	85,746	$ 17,108

1) Effective December 10, 2012, the Board, on the recommendation of its compensation committee, approved a one-time grant of 4,114 shares of restricted common stock from treasury to a member of the Company’s Board for services rendered as Executive Chairman, 2,057 shares of which were issued upon the date of grant. The shares of common stock were issued from treasury not under the Company’s 2010 stock incentive plan. Effective February 28, 2013, the Company issued 2,057 shares of restricted common stock valued at $152,245 from treasury, in accordance with the grant.

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

(4) As of September 30, 2014, $85,746 (December 31, 2013 - $0) has been recorded as stock-based compensation under shares to be issued related to the vesting of restricted stock grants in the consolidated condensed statements of changes in stockholders’ equity.

The following tables show the outstanding equity awards (unvested portion of restricted stock grants) at September 30, 2014.

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

During the nine month periods ended September 30, 2014 and 2013, management fees charged to operations amounted to $322,500 and $246,667, respectively. During the three month periods ended September 30, 2014 and 2013, management fees charged to operations amounted to $107,500 and $96,667, respectively.

As at September 30, 2014, $107,500 (December 31, 2013 - $107,500) is included in accrued liabilities.

Mr. Nitin Amersey, a director of the Company, is listed as a control person with the Securities and Exchange Commission of Bay City Transfer Agency Registrar Inc., the Company’s transfer agent, and of Freeland Venture Resources Inc., which provides Edgar filing services to the Company.

For the nine month period ended September 30, 2014, the Company paid $30,587 to Bay City Transfer Agency Registrar Inc., for services rendered and $20,880 to Freeland Venture Resources Inc., for services rendered. For the three month period ended September 30, 2014, the Company paid $2,010 to Bay City Transfer Agency Registrar Inc., for services rendered and $6,930 to Freeland Venture Resources Inc., for services rendered. For the nine month period ended September 30, 2013, the Company paid $46,354 to Bay City Transfer Agency Registrar Inc., for services rendered and $14,440 to Freeland Venture Resources Inc., for services rendered. For the three month period ended September 30, 2013, the Company paid $525 to Bay City Transfer Agency Registrar Inc., for services rendered and $2,240 to Freeland Venture Resources Inc., for services rendered.

At September 30, 2014, accounts payable includes $0 (December 31, 2013 - $1,000) due to these entities.

During the nine month periods ended September 30, 2014 and 2013 the Company paid Mr. Amersey $27,000 and $23,000, respectively, as fees, for services performed as audit committee chairperson. During the three month periods ended September 30, 2014 and 2013 the Company paid Mr. Amersey $9,000 and $8,000, respectively, as fees, for services performed as audit committee chairperson.

Mr. John Dunlap, a director of the Company, is the President of Dunlap Group, which provides consulting services to the Company related to regulatory compliance matters. During the nine month periods ended September 30, 2014 and 2013, the Company paid fees to Dunlap Group amounting to $5,493 and $22,766, respectively. During the three month periods ended September 30, 2014 and 2013, the Company paid fees to Dunlap Group amounting to $1,140 and $1,770, respectively.

During the nine month periods ended September 30, 2014 and 2013 the Company paid Mr. Dunlap $27,000 and $23,000, respectively, as fees, for services performed as compensation committee chairperson. During the three month periods ended September 30, 2014 and 2013 the Company paid Mr. Dunlap $9,000 and $8,000, respectively, as fees, for services performed as compensation committee chairperson.

During the nine month periods ended September 30, 2014 and 2013 the Company paid each of Mr. John Suydam and Mr. Zohar Loshitzer $15,000 and $1,667, respectively, as fees, for serving as a director of the Company. During three month periods ended September 30, 2014 and 2013 the Company paid each of Mr. John Suydam and Mr. Zohar Loshitzer $5,000 and $1,667, respectively, as fees for serving as a director of the Company.

During the nine and three month periods ended September 30, 2014 and 2013, $114,000 and $0 respectively, has been recorded as directors fees under officers' compensation and directors' fees related to the services provided by seven board members, as per the approved board compensation structure, these services will be compensated through restricted stock grants on or prior to December 31, 2014. At September 30, 2014, $114,000, is included in accrued liabilities (December 31, 2013 - $0) related to these services.

F16

Effective December 10, 2012, the Board approved a one-time grant of 4,114 shares of restricted common stock from treasury to Mr. Mark Yung, a member of the Company’s Board, for services rendered as Executive Chairman, 2,057 shares of which were issued upon the date of grant, and 2,057 shares of which were issued on February 28, 2013 (Note 11). The issued shares were valued at the quoted market price on the grant date. During the nine month periods ended September 30, 2014 and 2013, $0 and $152,245, respectively, has been recorded in officers’ compensation and directors’ fees in the consolidated condensed statements of operations and comprehensive income / (loss) for the fair value related to the grant of restricted common stock to Mr. Yung. The shares of common stock were issued from treasury, not under the Company’s 2010 stock incentive plan. During the three month periods ended September 30, 2014 and 2013, no expense was incurred with respect to such shares.

On March 22, 2013, April 23, 2013, June 27, 2013 and May 23, 2014, the Company issued an aggregate amount of $5,064,423 unsecured convertible promissory notes to certain shareholders and deemed affiliates of certain members of the Board of Directors (Note 8). During the nine month periods ended September 30, 2014 and 2013, interest expense on the Notes amounted to $388,556 and $200,000, respectively. During the three month periods ended September 30, 2014 and 2013, interest expense on the Notes amounted to $132,679 and $127,689, respectively. At September 30, 2014 and December 31, 2013, interest expense accrued on the Notes included in accrued liabilities on the consolidated condensed balance sheets amounted to $260,034 and $127,778, respectively. As of September 30, 2014 the Company has issued 5,126 shares as interest payment (December 31, 2013 – 8,000 shares).

NOTE 13 - COMMITMENTS AND CONTINGENCIES

LEASES

Effective November 24, 2004, the Company’s wholly-owned subsidiary, ESWA, entered into a lease agreement for approximately 40,220 square feet of leasehold space at 200 Progress Drive, Montgomeryville, Pennsylvania. The leasehold space houses the Company’s emissions testing facilities and ESW’s manufacturing operations. The lease commenced on January 15, 2005. Effective October 16, 2009, the Company’s wholly-owned subsidiary ESWA entered into a lease renewal agreement with Nappen & Associates for the leasehold property in Pennsylvania. There were no modifications to the original economic terms of the lease under the lease renewal agreement. Under the terms of the lease renewal, the lease term was extended to February 28, 2013. Effective September 24, 2012, ESWA entered into a second lease amendment agreement with Nappen & Associates for the leasehold property in Pennsylvania, whereby ESWA extended the term of the lease agreement by an additional 5 years. There were no modifications to the original economic terms of the lease. Under the terms of the second lease renewal, the lease will expire on February 28, 2018, with an option exercisable by ESWA to extend the lease for an additional five year period.

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

Effective October 1, 2013, the Company’s wholly-owned subsidiary, ESWCT, entered into a commercial real estate lease with Marina Bay Crossing, LLC, a California Limited Liability Company, ESWCT leased approximately 1,808 square feet of commercial property located in Richmond, California, to be used primarily for housing ESWCT’s engineering and service operations. The facility also serves as a training facility servicing northern California. This lease provides for a 12-month lease term (commencing October 1, 2013), with an option exercisable by ESWCT to extend the lease term for one additional 12-month period. Effective October 1, 2014, ESWCT is leasing the Richmond, California property on a month-to-month basis.

At September 30, 2014, included in prepaid expenses and other assets, is prepaid rent of $17,041.

The following is a summary of the minimum annual lease payments for the Pennsylvania and California leases:

Year Ending December 31,	Amount
2014 (excluding the nine months ended September 30, 2014)	$139,802
2015	372,935
2016	279,340
2017	180,990
2018	30,165
Total	$1,003,231

F17

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

•      In August 2014, the Company settled a claim for collection of unpaid invoices related to goods delivered to a former distributor that it was pursuing in the Supreme Court of the State of New York, County of Nassau, (filed on October 18, 2012). The terms of the settlement included a full and final mutual release by both parties in lieu of the former distributor assigning to the Company a judgment against a third party to which the former distributor was the beneficiary.

WARRANTY PROVISIONS

The Company is also exposed to warranty contingencies associated with certain verification procedures relating to the ThermaCat and to the assumption of warranties for legacy Cleaire products in the field. In 2013, ESW had estimated a one-time charge of $1,000,000 related to its assumption of warranties for legacy Cleaire products in the field and a one-time warranty charge of $504,900 associated with certain verification procedures relating to the ThermaCat. The actual amount of loss associated with such assumption of warranties and/or verification procedures, however, could be materially different.  Both of these warranty charges are based on the estimated number of operational units, average remaining warranty life and cost of warrantable failure. These amounts, as well as the on-road and off-road warranty provision have been included in the warranty provision of $1,741,314 as of September 30, 2014 on the consolidated condensed balance sheets (December 31, 2013 - $1,723,769).

For the nine months periods ended September 30, 2014 and 2013, the total warranty, service, service travel and installation costs included in cost of revenue was $387,719 and $1,687,128, respectively. For the three months periods ended September 30, 2014 and 2013, the total warranty, service, service travel and installation costs included in cost of revenue was $97,220 and $105,294, respectively.

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

The Company evaluates performance based on several factors, of which the primary financial measure is net income. The accounting policies of the business segments are the same as those described in Note 2. The following tables show the operations and certain assets of the Company’s reportable segments:

F18

For the nine month period ended September 30, 2014
	MHDD Retrofit	Air Testing	Unallocated	Adjustments and eliminations	Consolidated
Revenue from external customers	$19,773,958	$502,213	$-	$-	$20,276,171
Intersegment revenue	$-	$601,341	$-	$(601,341) (1)	$-
Net income / (loss)	$6,066,639	$(138,691)	$(5,149,446)	$-	$778,502
Property, plant and equipment additions	$123,533	$442,738	$-	$-	$566,271
Equipment under construction additions / (reduction)	$(7,196)	$21,142	$-	$-	$13,946
Interest expense	$-	$8,566	$391,542	$-	$400,108
Depreciation	$140,530	$170,208	$-	$-	$310,738

For the three month periods ended September 30, 2014
	MHDD Retrofit	Air Testing	Unallocated	Adjustments and eliminations	Consolidated
Revenue from external customers	$5,084,687	$155,939	$-	$-	$5,240,626
Intersegment revenue	$-	$172,628	$-	$172,628 (1)	$-
Net income / (loss)	$1,549,142	$(69,042)	$(2,453,339)	$-	$(973,239)
Property, plant and equipment additions	$68,205	$21,895	$-	$-	$90,100
Equipment under construction addition / (reduction)	$(39,196)	$169,318	$-	$-	$130,122
Interest expense	$0	$2,723	$132,817	$-	$135,540
Depreciation	$48,502	$53,680	$-	$-	$102,182

As of September 30, 2014
	MHDD Retrofit	Air Testing	Unallocated	Adjustments and eliminations	Consolidated
Total assets	$7,115,740	$1,841,585	$8,182,032	$-	$17,139,357
Equipment under construction	$7,834	$437,134	$-	$-	$444,968
Property, plant and equipment	$529,089	$1,300,625	$-	$-	$1,829,714
Accounts receivable	$1,125,188	$51,451	$-	$-	$1,176,639
Inventories	$4,381,424	$-	$-	$-	$4,381,424

F19

For the nine month periods ended September 30, 2013
	MHDD Retrofit	Air Testing	Unallocated	Adjustments and eliminations	Consolidated
Revenue from external customers	$9,749,652	$492,818	$-	$-	$10,242,470
Intersegment revenue	$-	$265,244	$-	$(265,244) (1)	$-
Net (loss)	$(336,606)	$(737,491)	$220,875	$-	$(853,222)
Property, plant and equipment additions	$387,984	$3,192	$-	$-	$391,176
Equipment under construction additions	$1,570	$286,661	$-	$-	$288,231
Interest expense	$-	$10,133	$200,000	$-	$210,133
Depreciation	$87,446	$373,904	$-	$-	$461,351

For the three month periods ended September 30, 2013
	MHDD Retrofit	Air Testing	Unallocated	Adjustments and eliminations	Consolidated
Revenue from external customers	$5,405,328	$91,797	$-	$-	$5,497,125
Intersegment revenue	$-	$188,578	$-	$(188,578) (1)	$-
Net (loss)	$1,433,792	$(253,555)	$2,548,993	$-	$3,729,230
Property, plant and equipment additions	$387,984	$3,192	$-	$-	$391,176
Equipment under construction additions	$1,570	$231,543	$-	$-	$233,113
Interest expense	$-	$3,249	$127,689	$-	$130,938
Depreciation	$47,715	$82,600	$-	$-	$122,332

As of December 31, 2013
	MHDD Retrofit	Air Testing	Unallocated	Adjustments and eliminations	Consolidated
Total assets	$7,202,958	$1,557,127	$3,654,927	$-	$12,415,012
Equipment under construction	$15,030	$415,992	$-	$-	$431,022
Property, plant and equipment	$546,086	$1,028,095	$-	$-	$1,574,181
Accounts receivable	$1,833,950	$54,561	$-	$-	$1,888,511
Inventories	$3,693,367	$-	$-	$-	$3,693,367

 (1) These amounts represent revenues earned from services performed for the MHDD Retrofit segment and its profits, they are eliminated upon consolidation.

All of the Company’s revenue for the nine and three month periods ended September 30, 2014 and 2013 was derived from operations in the United States. All property, plant and equipment (including property, plant and equipment under construction) were located in the United States at September 30, 2014 and December 31, 2013.

NOTE 15 – EARNINGS / (LOSS) PER SHARE

	NINE MONTH PERIOD ENDED SEPTEMBER 30,		THREE MONTH PERIOD ENDED SEPTEMBER 30,
	2014	2013	2014	2013
Numerator
Net income / (loss) and comprehensive income / (loss)	$ 778,502	$ (853,222)	$ (973,239)	$ 3,729,230

Denominator
Weighted average number of shares outstanding	129,381	112,948	131,526	113,464
Restricted stock grants	5,348	-	-	175
Contingent restricted stock grants	2,350	-	-	-
	137,079	112,948	131,526	113,639

EARNINGS PER SHARE

For the nine month period ended September 30, 2014, the Company excluded 413 shares of common stock issuable upon exercise of ESW's outstanding stock options from the computation of diluted earnings per share because the inclusion of these shares would be anti-dilutive. Also excluded were potential 64,031 shares of common stock that would be issuable upon the conversion of the Notes based on a conversion price of $80 per share, as well as the additional shares issuable if the holders elect to convert interest into common stock or if the conversion option derivative liability is triggered by a future financing, as the inclusion of these shares would be anti-dilutive.

F20

For the three month period ended September 30, 2013, the Company excluded 413 shares of common stock issuable upon exercise of ESW's outstanding stock options from the computation of diluted earnings per share because the inclusion of these shares would be anti-dilutive. Also excluded were potential 62,500 shares of common stock that would be issuable upon the conversion of the Notes based on a conversion price of $80 per share, as well as the additional shares issuable if the holders elect to convert interest into common stock or if the conversion option derivative liability is triggered by a future financing, as the inclusion of these shares would be anti-dilutive.

LOSS PER SHARE

For the three month period ended September 30, 2014, the Company excluded 413 shares of common stock issuable upon exercise of ESW's outstanding stock options, 5,348 shares of common stock related to restricted stock grants and 2,350 shares of common stock related to contingent restricted stock grants from the computation of diluted loss per share because the inclusion of these shares would be anti-dilutive. Also excluded were potential 64,031 shares of common stock that would be issuable upon the conversion of the Notes based on a conversion price of $80 per share, as well as the additional shares issuable if the holders elect to convert interest into common stock or if the conversion option derivative liability is triggered by a future financing, as the inclusion of these shares would be anti-dilutive.

For the nine month period ended September 30, 2013, the Company excluded 413 shares of common stock issuable upon exercise of ESW's outstanding stock options and 175 shares of restricted stock from the computation of diluted earnings per share because the inclusion of these shares would be anti-dilutive. Also excluded were potential 62,500 shares of common stock that would be issuable upon the conversion of the Notes based on a conversion price of $80 per share, as well as the additional shares issuable if the holders elect to convert interest into common stock or if the conversion option derivative liability is triggered by a future financing, as the inclusion of these shares would be anti-dilutive.

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

Accounts Receivable and Concentrations of Credit Risk: The Company performs on-going credit evaluations of its customers’ financial condition and generally does not require collateral from its customers. Three of its customers accounted for 16.9%, 16.1% and 12.0%, respectively, of the Company's revenue during the nine month period ended September 30, 2014 and three of its customers accounted for 38.9%, 12.8% and 7.0%, respectively, of its accounts receivable as of September 30, 2014.

Two of its customers accounted for 30.2% and 19.0%, respectively, of the Company's revenue during the nine month period ended September 30, 2013 and two of its customers accounted for 46.2% and 17.2%, respectively, of its accounts receivable as of September 30, 2013.

For the nine month period ended September 30, 2014, the Company purchased approximately 9.2% and 8.7% of its inventory from two vendors. For the nine month period ended September 30, 2013, the Company purchased approximately 15.1% and 10.6% of its inventory from two vendors.

The accounts payable to the two largest vendors aggregated $208,155 as of September 30, 2014 and accounts payable to the two largest vendors aggregated $953,321 as of December 31, 2013.

NOTE 17 – SUBSEQUENT EVENT

Effective October 1, 2014, the Company paid interest on the Notes in the form of cash payments for interest accrued up to September 30, 2014 totaling $263,020.

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

We believe we are one of the leading players in the diesel emission control retrofit market. We focus on further developing, certifying and commercializing best available diesel emission control technologies primarily for the medium and heavy duty diesel (“MHDD”) retrofit on-road and off-road markets.  Our strategy is centered on increasing our market presence through our leading portfolio of CARB verified Level 3 Plus diesel emissions technologies and focus on becoming the compliance solution provider to fleet owners and other end users across the United States as well as internationally.  In addition, ESW Group is focused on growing its presence in the emissions testing market primarily in the diesel, natural gas and hybrid engine markets and spanning a wide array of applications from motorcycles and ATVs to heavy duty diesel engines.  We are also exploring opportunities in other diesel aftertreatment verticals and engine and fuel related opportunities that can leverage our knowledge base and capabilities surrounding the medium and heavy duty on-road and off-road markets.

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

On January 23, 2013, our board of directors approved a one-for-two thousand reverse split of our common stock. Upon the completion of the reverse stock split, which was effective on May 24, 2013, there was no change to our authorized shares of common stock, which remained at 250,000,000 shares, par value $0.001 per share. Issued and outstanding common stock was reduced from 228,213,173 shares to approximately 113,464 shares. At September 30, 2014 we had 131,526 shares of common stock issued and outstanding.

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

We experienced strong demand for our products in the first nine months of 2014; our revenues for the MHDD retrofit market were $19,773,958. Our third quarter 2014 revenues were lower than the previous two quarters of 2014; the reason was high product stock levels at our distributors, which reduced demand by such distributors for our products, and seasonality. ESW America Air Testing business revenue contributed a total of $502,213 of revenue during the first nine months of 2014. Testing revenues for nine month period ended September 30, 2014 were comparable to the same prior year period. We increased the utilization of the ESW America testing capacity for internal research and new product development compared to the same period of 2013.

Between May and September 2014, we expensed $137,169 towards streamlining our heavy manufacturing operations into its Pennsylvania location. We continue to pursue opportunities to create operating and product level synergies.

In August 2014, we settled a claim for collection of unpaid invoices related to goods delivered to a former distributor that we were pursuing in the Supreme Court of the State of New York, County of Nassau (filed on October 18, 2012). The terms of the settlement included a full and final mutual release by both parties in lieu of the former distributor assigning to the Company a judgment against a third party to which the former distributor was the beneficiary.

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

Effective April 21, 2014, we were notified by CARB that the Skyline™ Level III Plus Active Diesel Particulate Filter System specifically designed for off-road equipment with duty cycles including cold exhaust and older engines achieved CARB Level III Plus (>85%) verification. We continue to pursue the verification of one other passive off road Level III product.

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

RESULTS OF OPERATIONS

COMPARISON OF THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2014 TO THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2013

The following management’s discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the MD&A included in ESW’s Annual Report on Form 10-K, for the year ended December 31, 2013.

Revenues for the nine month period ended September 30, 2014, increased by 98.0 percent, to $20,276,171 from $10,242,470 for the comparable period in 2013. The increase in revenue in 2014 is due to ESW’s expanded product offering which has increased our market share of the MHDD retrofit market, deliveries for the Chicago Transit Authority program, and demand related to the California Truck and Bus regulation requiring retrofitting or replacement for certain classes of diesel trucks in that state.

Cost of revenue as a percentage of revenues for the nine month period ended September 30, 2014 was 51.4 percent compared to 75.5 percent for the nine month period ended September 30, 2013. Cost of revenue for the nine month period ended September 30, 2014 increased by $2,696,929 compared to the nine month period ended September 30, 2013. The primary driver for the increase in the cost of revenue during the nine month period ended September 30, 2014 was the higher revenue during the period.

The gross margin for the nine month period ended September 30, 2014 was 48.6 percent compared to 24.5 percent for the nine month period ended September 30, 2013. The improved gross margin primarily resulted from the negative impact in the cost of sales during the first nine months of September 30, 2013 related to the acquisition of assets from Cleaire, as well as one time warranty charges of $1,504,900 for ESWCT and TFI products. We also recorded a write down on inventory amounting to $195,929 relating to obsolete inventory in ESWCT, in the nine month period ended September 30, 2013.

Marketing, office and general expenses for the nine month period ended September 30, 2014 increased 5.7 percent to $3,540,530 from $3,348,934 for the same period in 2013. The increase is primarily due to: (a) an increase in customer service, sales and marketing and wages and selling expenses of $354,484 (b) increase in general administration expenses of $223,412 and (c) increase in engineering expenses of $177,847. These increases were offset by decreases in (a) investor relation costs of $159,217, the decrease is related to expenses we incurred in 2013 related to corporate actions for our stock and (b) decrease in facility expenses of $363,576.

Officers’ compensation and directors’ fees for the nine month period ended September 30, 2014 increased by $145,680, or 24.1 percent, to $751,338 from $605,658 for the nine month period ended September 30, 2013. The increase relates to accruals for stock based board compensation for 2014 and vesting of restricted stock grants.

Research and development (“R&D”) expenses for the nine month period ended September 30, 2014 increased by $85,601, or 18.8 percent, to $540,836 versus $455,235 for the nine month period ended September 30, 2013. The primary driver of R&D expenses for the nine month period ended September 30, 2014 is ESW’s pursuit of the verification expansion of its Level III products, verifications of new off-road products, and the pursuit of new products in other aftertreatment verticals. During the nine month period ended September 30, 2014 there was no grant funding or tax credit to offset R&D cost, whereas for the nine month period ended September 30, 2013 tax credits amounted to $40,946.

Consulting and professional fees for the nine month period ended September 30, 2014 decreased by $99,355, or 24.8 percent, to $301,777 from $401,132 for the nine month period ended September 30, 2013. The decrease is mainly related to higher legal and consulting fees in the prior year period in connection with corporate actions such as the reverse stock split and the rights offering discussed under “General Overview” above as well as the acquisition of certain assets from Cleaire and the related setup of the ESWCT subsidiary.

Depreciation expense for the nine month period ended September 30, 2014 decreased by $136,609, or 76.8 percent to $41,335 from $177,944 for the nine month period ended September 30, 2013. The primary reason for the reduction in depreciation expense was the run-off of depreciation related to ESWA’s property, plant and equipment during the nine month period ended September 30, 2014, and a year-to-date reallocation for software depreciation.

Foreign exchange loss for the nine month period ended September 30, 2014, was $351 as compared to a gain of $18,030 for the nine month period ended September 30, 2013. This is mainly a result of the fluctuation in the exchange rate of the Canadian Dollar to the United States Dollar.

Income from operations for the nine month period ended September 30, 2014 was $4,668,624 compared to a loss of $2,462,854 for the nine month period ended September 30, 2013. ESW’s income from operations for the nine month period ended September 30, 2014 included non- cash expenses such as depreciation of $310,738, stock based compensation of $102,855, warranty provision of $17,545, an allowance for doubtful accounts of $32,820, the expenses were offset by recovery on disposal of inventory of $15,235 and proceeds from sale of property, plant and equipment of $29,500. The Company expensed $137,169 during the nine months ending September 30, 2014 towards streamlining its heavy manufacturing operations into its Pennsylvania location. The Company also accrued $114,000 for stock based board compensation for the nine month period ended September 30, 2014.

The Company recorded the following costs and loss / (gain) related to a senior secured convertible loan facility:

		Nine month periods ended September 30,
		2014	2013
•	Interest on convertible promissory notes payable	$391,542	$200,000
•	Debt related discount amortization	$312,532	$133,563
•	Change in fair value of conversion option derivative liability	$3,121,448	$(1,953,328)

We recognize gains or losses due to the change in the fair value of certain embedded features within our senior secured convertible loan facility that require standalone derivative accounting. During the nine month period ended September 30, 2014, a loss of $3,121,448 was primarily due to significant movements in our stock price as well as the expected volatility used in our valuation model. Fluctuation in our stock price was the most significant driver for the change in the fair value of this derivative instrument.

Income tax for the nine month period ended September 30, 2014 amounted to $56,034 as compared to $0 for the nine month period ended September 30, 2013.

Net income and comprehensive income after income taxes for the nine month period ended September 30, 2014 amounted to $778,502 as compared to a net loss and comprehensive loss after income taxes of $853,222 for the nine month period ended September 30, 2013.

COMPARISON OF THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2014 TO THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2013

The following management’s discussion and analysis of financial condition and results of operations (MD&A) should be read in conjunction with the MD&A included in ESW’s Annual Report on Form 10-K, for the year ended December 31, 2013.

Revenues for the three month period ended September 30, 2014, decreased by 4.7 percent, to $5,240,626 from $5,497,125 for the comparable period in 2013. The decrease in revenue in 2014 is attributed to high product stock levels at our distributors, which reduced demand by such distributors for our products.

Cost of revenue as a percentage of revenues for the three month period ended September 30, 2014 was 53.5 percent compared to 50.6 percent for the three month period ended September 30, 2013. Cost of revenue for the three month period ended September 30, 2014 increased by $20,566 compared to the three month period ended September 30, 2013 due to product mix variations. The gross margin for the three month period ended September 30, 2014 was 46.5 percent compared to 49.4 percent for the three month period ended September 30, 2013.

Marketing, office and general expenses for the three month period ended September 30, 2014 decreased 0.6 percent to $1,211,291 from $1,218,292 for the same period in 2013. The decrease is primarily due to: (a) a decrease in general administration expenses of $83,515 primarily related to higher expenses incurred in the three months ended September 30, 2013 related to the start-up of ESWCT and (b) a decrease in facility expense of $111,689. The decreases were offset by: (a) an increase in investor relation costs of $9,110, (b) an increase in customer service, sales and marketing and wages and selling expenses of $125,833, as we increase focus on sales and service and (c) increase in engineering expenses of $60,906.

Officers’ compensation and directors’ fees for the three month period ended September 30, 2014 increased by $151,315, or 89.0 percent, to $321,266 from $169,951 for the three month period ended September 30, 2013. The increase is related to accruals for stock based board compensation for 2014, the August 2013 Orchard service agreement amendment, and vesting of restricted stock grants.

R&D expenses for the three month period ended September 30, 2014 decreased by $26,854, or 12.5 percent, to $187,770 from $214,624 for the three month period ended September 30, 2013. The primary driver of R&D expenses for the three month period ended September 30, 2014 is ESW’s pursuit of the verification expansion of its Level III products, verifications of new off-road products, and the development of new products in other aftertreatment verticals. During the three month period ended September 30, 2014 and 2013 there was no grant funding or tax credit to offset R&D cost.

Consulting and professional fees for the three month period ended September 30, 2014 decreased by $27,635, or 22.7 percent, to $93,998 from $121,633 for the three month period ended September 30, 2013. The decrease is mainly due to higher legal and consulting fees incurred in the prior year period in connection with corporate actions such as the reverse stock split and the rights offering discussed under “General Overview”, the setup of the ESWCT subsidiary and acquisition of certain assets from Cleaire.

Depreciation expense for the three month period ended September 30, 2014 decreased by $53,012, or 81.1 percent to $12,354 from $65,366 for the three month period ended September 30, 2013. The primary reason for the reduction in depreciation expense was the run-off of depreciation for a portion of ESWA’s property, plant and equipment during the three month period ended September 30, 2014.

Foreign exchange loss for the three month period ended September 30, 2014, was $5,163 as compared to a gain of $29,210 for the three month period ended September 30, 2013. This is mainly a result of the fluctuation in the exchange rate of the Canadian Dollar to the United States Dollar.

Income from operations for the three month period ended September 30, 2014 was $607,392 compared to $955,643 for the three month period ended September 30, 2013. ESW’s income from operations for the three month period ended September 30, 2014 included non- cash expenses such as depreciation of $102,182, stock based compensation of $28,583, the expenses were offset by recovery on disposal of inventory of $466, warranty provision reversal of $99,949, and proceeds from sale of property, plant and equipment of $10,500. The Company expensed $86,083 during the three months ending September 30, 2014 towards streamlining its heavy manufacturing operations into its Pennsylvania location. The Company also accrued $114,000 for stock based board compensation for the nine month period ended September 30, 2014.

The Company recorded the following costs and loss / (gain) related to a senior secured convertible loan facility:

		Three month period ended September 30,
		2014	2013
•	Interest on convertible promissory notes payable	$132,817	$127,689
•	Debt related discount amortization	$112,966	$87,126
•	Change in fair value of conversion option derivative liability	$1,388,281	$(2,991,651)

We recognize gains or losses due to the change in the fair value of certain embedded features within our senior secured convertible loan facility that require standalone derivative accounting. During the three month period ended September 30, 2014, a loss of $1,388,281 was primarily due to significant movements in our stock price as well as the expected volatility used in our valuation model. Fluctuation in our stock price was the most significant driver for the change in the fair value of this derivative instrument.

Income tax recovery for the three month period ended September 30, 2014 amounted to $56,156 as compared to $0 for the three month period ended September 30, 2013.

Net loss and comprehensive loss after income taxes for the three month period ended September 30, 2014 amounted to $973,239 as compared to a net income and comprehensive income after income taxes of $3,729,230 for the three month period ended September 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

During the nine month period ended September 30, 2014, we generated $5,018,717 of cash from operating activities compared with $1,688,815 of cash used for operating activities for the nine month period ended September 30, 2013. As of September 30, 2014 and 2013, we had cash and cash equivalents of $8,614,516 and $2,782,759, respectively.

Net cash generated from operating activities for the nine month period ended September 30, 2014 amounted to $5,018,717. This amount was attributable to the net income of $778,502, plus non-cash expenses primarily consisting of the change in fair value of conversion option derivative liability, warranty provisions and also consisting of expenses such as depreciation, stock based compensation, discount on amortization of discount on promissory notes, interest on promissory notes payable, and other items amounting to $4,244,745, less a decrease in cash flows from operating activities of $4,530.

Net cash used in operating activities for the nine month period ended September 30, 2013 amounted to $1,688,815. This amount was attributable to the net loss of $853,222, plus non-cash expenses such as depreciation, stock based compensation, conversion option derivative liability, amortization of discount on promissory notes payable, interest on promissory notes payable, warranty provisions and other items amounting to $783,923, less a decrease in in cash flows from operating activities of $1,619,516.

Net cash used in investing activities such as acquisition of property, plant and equipment and additions to property, plant and equipment under construction was $550,716 for the nine month period ended September 30, 2014, as compared to $679,407 used in similar investing activities for the nine month period ended September 30, 2013.

For the nine month period ended September 30, 2014 net cash provided by financing activities totaled $69,419, resulting from $122,486 related to proceeds from notes payable, less a loan payable repayment of $53,067 in principal.  For the nine month period ended September 30, 2013, net cash provided by financing activities totaled and $4,896,983, resulting from $5,000,000 in proceeds from notes payable to related parties, less a loan payable repayment of $51,501 in principal and a repurchase of common stock (in the form of cash payment in lieu of fractional shares not issued in the reverse stock split) of $51,516.

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

DEBT STRUCTURE

As of September 30, 2014, we had $7,186,132 (December 31, 2013 - $3,682,732) of debt on the consolidated balance sheet. Of this amount, $72,094 (December 31, 2013 - $71,022) is repayable in the next 12 months.

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

Effective October 1, 2013 the Company elected to pay and paid interest on the Existing Notes in the form of common stock, as per the terms of the Existing Notes. The Company issued 8,000 shares on October 1, 2013, as interest payment to the holders of the Existing Notes for interest accrued during the nine months ended September 30, 2013 totaling $200,000. The conversion price of the shares was $25 for the interest payment, which was based upon the market value of the Company’s common stock on the date of payment (determined by calculating the average closing price of the Company’s common stock for the twenty trading days preceding such date). Per the terms of the Notes interest payments can be paid in the Company’s common stock valued at the lesser of $80 per share, subject to adjustment, or the market value of the Company’s common stock.

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

Effective October 1, 2014, the Company paid interest on the Notes in the form of cash payments for interest accrued up to September 30, 2014 totaling $263,020.

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

CONTRACTUAL OBLIGATIONS

LEASES

Effective November 24, 2004, the Company’s wholly-owned subsidiary, ESWA, entered into a lease agreement for approximately 40,220 square feet of leasehold space at 200 Progress Drive, Montgomeryville, Pennsylvania. The leasehold space houses the Company’s emissions testing facilities and ESW’s manufacturing operations. The lease commenced on January 15, 2005. Effective October 16, 2009, the Company’s wholly-owned subsidiary ESWA entered into a lease renewal agreement with Nappen & Associates for the leasehold property in Pennsylvania. There were no modifications to the original economic terms of the lease under the lease renewal agreement. Under the terms of the lease renewal, the lease term was extended to February 28, 2013. Effective September 24, 2012, ESWA entered into a second lease amendment agreement with Nappen & Associates for the leasehold property in Pennsylvania, whereby ESWA extended the term of the lease agreement by an additional 5 years. There were no modifications to the original economic terms of the lease. Under the terms of the second lease renewal, the lease will expire on February 28, 2018, with an option exercisable by ESWA to extend the lease term for an additional five year period.

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

Effective October 1, 2013, the Company’s wholly-owned subsidiary, ESWCT, entered into a commercial real estate lease with Marina Bay Crossing, LLC, a California Limited Liability Company, ESWCT leased approximately 1,808 square feet of commercial property located in Richmond, California, to be used primarily for housing ESWCT’s engineering and service operations. The facility also serves as a training facility servicing northern California. This lease provides for a 12-month lease term (commencing October 1, 2013), with an option exercisable by ESWCT to extend the lease term for one additional 12-month period. Effective October 1, 2014, ESWCT is leasing the Richmond, California property on a month-to-month basis.

At September 30, 2014, included in prepaid expenses and other assets, is prepaid rent of $17,041.

The following is a summary of the minimum annual lease payments for the Pennsylvania and California leases:

Year Ending December 31,	Amount
2014 (excluding the nine months ended September 30, 2014)	$139,802
2015	372,935
2016	279,340
2017	180,990
2018	30,165
Total	$1,003,231

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

•       In August 2014, the Company settled a claim for collection of unpaid invoices related to goods delivered to a former distributor that it was pursuing in the Supreme Court of the State of New York, County of Nassau, (filed on October 18, 2012). The terms of the settlement included a full and final mutual release by both parties in lieu of the former distributor assigning to the Company a judgement against a third party to which the former distributor was the beneficiary.

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

In June 2014, the FASB issued new authoritative accounting guidance related to the recognition of share-based compensation when an award provides that a performance target can be achieved after the requisite service period.  This guidance may be applied either prospectively or retrospectively and is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015.  Early application is permitted. The Company is currently evaluating the provisions of this guidance and assessing its impact on the Company’s financial statements and disclosures.

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

In the consolidated condensed statements of operations and comprehensive income / (loss) for the nine month period ended September 30, 2014, ESW has recognized a translation loss of $351 as compared to a gain of $18,030 for the nine month period ended September 30, 2013, primarily as a result of exchange rate differences between the U.S. dollar and the Canadian dollar.

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There was no significant change in the Company’s “internal control over financial reporting” (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) during the nine months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

DATED: NOVEMBER 14, 2014
Montgomeryville, PA, USA

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.

BY: /S/ MARK YUNG
MARK YUNG
EXECUTIVE CHAIRMAN

BY: /S/ PRAVEEN NAIR
PRAVEEN NAIR
CHIEF FINANCIAL OFFICER

AND PRINCIPAL ACCOUNTING OFFICER