Form 10-K
ENVIRONMENTAL SOLUTIONS WORLDWIDE INC
filed 2015-03-31
CIK 1082278

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended - December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was approximately $1,486,320 as of December 31, 2014 based upon the closing sale price reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates of the registrant.

There were 135,404 shares of the registrant's Common Stock outstanding as of March 31, 2015.

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

ITEM 1. BUSINESS

GENERAL

Environmental Solutions Worldwide, Inc. (the “Company”, “ESW”, or “ESW Group”) through its wholly-owned subsidiaries is engaged in the design, development, manufacturing and sales of emissions control technologies. ESW also provides emissions testing and environmental certification services with its primary focus on the North American on-road and off-road diesel and natural gas engines, chassis and after-treatment market. ESW currently manufactures and markets a line of emission control technologies for a number of applications focused on the medium and heavy duty diesel (“MHDD”) diesel emission control market.

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

•

ESW CleanTech, Inc., (“ESWCT”), a Delaware corporation, and a wholly-owned subsidiary of ESW, operates out of San Diego, California and serves as a light manufacturing and distribution facility for DECS.

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

INDUSTRY TRENDS

Emissions regulations for mobile diesel engines in the major markets of North America, Europe and Asia have continued to tighten and are now 40% to 90% lower than previous regulations. Regulations in effect in the United States of America (“U.S.”), Europe and in Asia are expected to reduce the emissions level for new mobile diesel engines from 85% to 99% of the levels mandated in the mid-1980s. While much of the regulatory pressure and resulting action from engine manufacturers has focused on reducing emissions from new engines, there is increasing focus and concern over pollution from existing diesel engines, many of which have 20- to 30-year life cycles. The EPA has estimated that in the U.S. alone there are approximately 11 million diesel powered vehicles (the “legacy fleet”) that are in use today and are highly polluting.

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

In September 2013, CARB announced it had received authorization from EPA to enforce the In-Use Off-Road Diesel Vehicle Regulation, originally approved in May 2008, targeted at off-road heavy-duty diesel vehicles used in construction, mining, and industrial operations. Enforcement for large fleets (> 5,000 total horsepower) for the Off-Road Regulation commenced on July 1, 2014.

In parallel, the EPA has brought forward a number of very successful innovative programs all designed to reduce emissions from diesel fleets across the United States. In conjunction with state and local governments, public interest groups and industry partners, the EPA has established a goal of reducing emissions from the “legacy fleet” of 11 million diesel engines as quickly as possible. The EPA offers numerous programs in order to provide technical and financial assistance to stakeholders interested in reducing their fleets’ emissions effectively and efficiently.

As one of the most successful EPA sponsored clean air programs, the Diesel Emissions Reduction Program (“DERA”) was created under the Energy Policy Act of 2005. This gave the EPA new grant and loan authority for promoting diesel emission reductions and authorized appropriations to the EPA of up to $200 million per year for fiscal years 2007 through 2011. Congress reauthorized the Diesel Emission Reduction Act in 2010 (H.R. 5809) for five more years. The bill authorizes up to $100 million annually for fiscal years 2012 through 2016 and allows for new types of funding mechanisms. According to the “Second Report to Congress: Highlights of the Diesel Emissions Reduction Program” issued on April 2013, from 2008 to 2010 the EPA awarded nearly $470 million to more than 350 grantees in 50 states and the District of Columbia to retrofit, replace, or repower more than 50,000 vehicles and equipment in a variety of industries. DERA was funded at $20 Million for FY 2014 and $30 Million for FY 2015, a 50% year-on-year increase.

The U.S. DOT, U.S. EPA and CARB programs are accelerating the activities toward creation of active markets for diesel emissions reduction technologies and products in the U.S. In addition, non-attainment regions across the United States, such as New York and New Jersey, are voluntarily adopting CARB’s strict emissions standards to reduce fine particulate matter from diesel engines.  Federal and/or state level funding for emissions control systems are, with few exceptions, limited to products and technologies that have already been verified by CARB or EPA, such as ESW Group’s leading portfolio of CARB Level 3 Plus products. As such, we expect continued demand for our diesel emissions reduction technologies, driven in the coming years by non-attainment regions adopting stricter emissions rules primarily in the on-road and off-road markets.

BUSINESS STRATEGY

Our focus is to be a leading player in the diesel emission control market by developing, certifying and commercializing best available diesel emission control technologies and parts primarily for the MHDD on-road and off-road markets.  Our strategy is centered on increasing our market presence through our leading portfolio of CARB verified Level 3Plus diesel emissions technologies and focus on becoming the compliance solution provider to fleet owners and other end users across the United States as well as internationally.  In addition, ESW Group is focused on growing its presence in the emissions testing market focused on the diesel, natural gas and hybrid engine markets and spanning a wide array of applications from motorcycles and ATVs to heavy duty diesel engines.  We are also exploring opportunities in other diesel aftertreatment verticals and engine and fuel related opportunities that can leverage our knowledge base and capabilities surrounding the medium and heavy duty on-road and off-road markets.

KEY PRODUCTS AND SERVICES

The ThermaCat  line of Active Diesel Particulate Filters is an advanced Level 3 Plus technology that provides the flexibility and pre-retrofit usability that makes the ThermaCat a seamless retrofit device for end-users. Other diesel emission control technologies either limit the vehicles’ use or required driver interaction and limit the vehicles’ availability during regular or multi-shift operations. These solutions increase costs in manpower and vehicle management that add to the retrofit devices initial purchase price. The ThermaCat is designed to address these issues with the introduction of an exothermic-based (flameless) technology that utilizes the vehicle’s existing fuel supply to supplement and raise the exhaust heat so that the Diesel Particulate Filter can regenerate and continue normal operations. The system operates in the background, transparent to the vehicle operator and does not impact the vehicle’s normal operations. Our ThermaCat Active Level 3 Plus system has obtained CARB verification for a variety of on- and off-road engine applications including exhaust gas recirculation (“EGR”) engines.

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

The Phoenix  ® is specifically designed to provide PM reduction for in-use diesel engines in challenging off-road applications and duty cycles including cold exhaust and older engines. The system is CARB verified Level 3 Plus active diesel particulate filter with diesel burner regeneration. This active regeneration systems uses diesel fuel combined with an integrated diesel burner element, to “cook-off” the captured diesel particulate when the vehicle is not operating. The Phoenix is managed by our proprietary MLC® which monitors system parameters and controls the automatic regeneration process.

The Skyline™  is specifically designed to provide cost-effective diesel particulate (PM) reductions for in-use diesel engines operating in off-road equipment and duty cycles including cold exhaust and older engines. This CARB verified Level 3 Plus active regeneration system uses clean electricity, through an integrated heating element, to “cook off” the captured diesel particulate, much like a self-cleaning oven, while the off-road equipment is parked overnight. The Skyline is managed by our proprietary MLC® which monitors system parameters and controls the regeneration process.

The HCD  is an off-road product specifically designed and marketed for international markets to provide cost-effective diesel particulate (PM) reductions for in-use diesel engines operating in off-road equipment.

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

Our key target markets include the following areas regulated in North America by EPA, CARB, and other state and local standards:

1.	On-road vehicles generally comprised of on-road trucks, transit and school buses employed with private and municipal fleets;
2.	Off-road vehicles defined as construction and port equipment, tractors, power generators, irrigation pumps, and stationary power; and
3.	Engine and chassis based emissions and durability testing services;

DISTRIBUTION

We distribute our diesel emission control technologies through:

1.	A comprehensive network of established independent distributors that actively service the diesel emissions control and retrofit market;
2.	Strategic partnerships that provide a unique competitive advantage into specific markets; and
3.	Direct sales leveraging our sales personnel, local trade magazines and trade shows to complement distribution of our products into key markets.

Within the ESWA air testing business, we are currently focused on a direct sales program targeting Original Equipment Manufacturers (“OEM”) and other companies demanding engine and vehicle emissions and durability testing services.

COMPETITION

We sell into a competitive market focused on providing diesel emission control solutions for diesel powered engines, with the number of competitors varying by market segment. We compete primarily on the basis of our market leading portfolio of Level 3 Plus technologies that cover a sizeable portion of the relevant “retrofitable” engines, vehicles and types of applications, as well as on our expansive distribution network and ESW Group’s in-field customer service resources.  Our competitors include companies that have deeper financial, technological, manufacturing and personnel resources. In addition to other Level 3 Plus products that are available in the market, we face competition from substitute products that offer lower emissions reduction benefits or technology but are also more competitively priced and are deemed by the air quality districts and end users as acceptable alternatives to our Level 3 Plus products.

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

6

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

Overall, substrates and precious metal coated components accounted for the most significant portion of our raw materials costs in 2014. We are exposed to fluctuating raw material prices, and are particularly exposed to price fluctuations for certain precious metals such as platinum and palladium. We seek to offset raw material price fluctuations on our result of operations by passing through certain price increases, negotiating volume discounts from raw material suppliers; purchasing high-value inventory components based on committed orders; scrapping and selling steel cut-offs at the highest possible price; and implementing continuous cost reduction programs. We do not currently pursue a financial hedging strategy for any of our raw materials.

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

CUSTOMERS

Our customers consist of established distributors focused on the diesel emission control and the MHDD market and OEM engine manufacturers for the emissions and durability testing business.  We generated sales from 69 customers in each of 2014 and 2013. In 2014, our top three customers accounted for 18.2%, 16.9% and 10.8% of our revenue. Our top three customers accounted for 23.0%, 11.1% and 11.1% of revenues in 2013.

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

PRODUCT CERTIFICATION

In 2009 the ThermaCat Active Level 3 Plus system was verified by CARB for a variety of on- and off-road engine applications (PM reduction greater than 85%). In July 2012 the ThermaCat-e Active Level 3 Plus system was verified by CARB for a variety of on-road EGR engine applications. In December, 2012, we demonstrated compliance with nitrogen dioxide (NO2) limits using the Non-road Transient Composite test cycle for the Company’s existing ThermaCat Active Level 3 Plus Diesel Particulate Filter System targeted at Off-road applications.

In May, 2013, we received notification from CARB that ESWCT has met the requirements under Verification Procedure, Warranty, and In-Use Compliance Requirements for In-Use Strategies to Control Emissions from Diesel Engines, and CARB issued verifications for the LongMile-S™ and Horizon™. On June 18, 2013, CARB issued ESWCT the verifications of the Vista™ and LongView®. In September, 2013, CARB issued a verification for the Phoenix™ off-road product.

Effective April 21, 2014, we were notified by CARB that the Skyline™ Level III Plus Active Diesel Particulate Filter System specifically designed for off-road equipment with duty cycles including cold exhaust and older engines achieved CARB Level III Plus (>85%) verification. We continue to pursue the verification of one other passive off-road Level III product.

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

Our Active and Active-Passive Level 3 Plus off-road diesel emission control systems which have been verified as Level 3 technologies are typically required to meet a CARB limited warranty standard of 5 years or 4,200 hours. In 2013 we had estimated a one-time charge of $1,000,000 related to our assumption of warranties for legacy Cleaire products in the field. We had also estimated a one-time warranty charge of $504,900 associated with certain verification procedures relating to the ThermaCat.  The actual amount of loss associated with such assumption of warranties and/or verification procedures, however, could be materially different.  Both of these warranty charges are based on an estimation of the number of operational units, the average remaining life of such units and the cost of warrantable failures.

To date we have not had any major product warranty recalls.

MANUFACTURING AND TESTING SERVICES

ESWCT and TFI house our manufacturing operations.

ESWCT is located at 7706 Trade Street, San Diego, CA, 92121 and serves as a light manufacturing and distribution facility for ESW Group’s diesel emission control systems. ESWCT also has an engineering and service facility in Richmond, California capable of design and development of diesel emission control systems. The office serves a dual purpose as a service and training facility servicing northern California.

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
•

Chassis dynamometer testing including light/medium duty applications (up to 18000 lbs gross vehicle weight (“GVW”)) and heavy duty applications (up to 80,000 lbs GVW, tandem axle) with full emissions measurement capabilities.

•	Motorcycle/ATV/UTV dynamometer capable of conducting emissions testing and mileage accumulation on motorcycles, ATVs and UTVs.
•	Full flow Constant Volume Sampling emission measurement system capability across all test cells.
•	All emission systems have a dual Nitrogen Oxide Chemiluminescence detector and the capability of non-methane hydrocarbon measurement.
•	Engine dynamometer test cells comply with 40 Code of Federal Regulations (CFR) Part 60, 86, 89, 90, 92, 1042, 1048 and CARB testing protocols.
•	Our test Cells are currently in transition to 40 CFR Part 1065 standards.

We continue to invest in our manufacturing and testing facilities to ensure best-in-class capabilities, as well as to obtain efficiency and productivity gains to improve our quality systems and standards, and to meet the demands placed by changing regulations.

RESEARCH AND DEVELOPMENT

In 2014, research and development costs amounted to $689,163 (2013 - $651,485). We invest in research and development, including emissions and durability testing as well as engineering resources, to improve on existing as well as to develop new products that will meet standards set by changing regulations or evolving application and/or engine specific needs in the market.

ENVIRONMENTAL MATTERS

We are presently engaged in a business that does not generate significant hazardous waste. Some of our facilities have tanks for storage of diesel fuel and other petroleum products that are subject to laws regulating such storage tanks. Federal, state, and local provisions relating to the protection of the environment have not had, and are not expected to have, a material adverse effect on our liquidity, financial position, and results of operations. However, like all manufacturers, if a release of hazardous substances occurs, we may be held liable for the contamination, and the amount of such liability could be material. While we devote resources to maintaining compliance with these requirements, there can be no assurance that we operate at all times in complete compliance with all such requirements

EMPLOYEES

ESW and our subsidiaries presently employ 51 full-time employees. We do not have any collective bargaining agreements and consider our relationship with our employees to be good.

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

RISKS RELATED TO OUR COMPANY

Our business plans and strategic initiatives may not be successful and may expose us to certain risks.

During the year ended December 31, 2014 we recorded revenue of $25,475,956 and a net income and comprehensive income after income taxes of $11,461,625. During the year ended December 31, 2013 we recorded revenue of $17,544,496 and a net income and comprehensive income after income taxes of $843,713. During the year ended December 31, 2014, we generated income from operations of $5,564,591; however, during the year ended December 31, 2013 we had a loss from operations of $514,310. Thus, we have a limited history of income and positive cash flows from operations. Our business plans, to a large extent, depend on our ability to increase our market penetration through our current distribution network and potential new distributors in areas that we lack coverage. We are also heavily dependent on the availability of federal and state level regulations and funding to support MHDD diesel emission control programs. Any lack of effective regulations or federal and state funding can have a material adverse effect on our operations. There is no assurance that we will be able to achieve our growth objectives, our operations may not be profitable, and strategic initiatives may not be successful. All these factors create uncertainty in our operating results. Our sales and revenue continue to be unpredictable, and should demand in our core markets erode, we will be forced to alter our business plans significantly and can expect periods with operating losses.

If cash flows from operations are not sufficient and if we are unable to obtain additional funding, then we may have to significantly curtail the scope of our operations and alter our business model.

Our sales are unpredictable; the market that we operate in is both highly regulated and highly competitive and is dependent on federal and state-level public budgets for funding of MHDD diesel emission control programs. In the event that profitable operations are not maintained, our present financial resources and track record for raising capital should allow us to continue operations in the short term. If additional financing is required and not available when required, or is not available on acceptable terms, we may be unable to continue operations at current levels or satisfy the requirements necessary to fulfill our order book. We continue to implement corrective actions to minimize operating expense. We would consider strategic opportunities, including investments in the Company, acquisitions, or other acceptable transactions, to sustain operations. There can be no assurances that additional capital will be available to us on acceptable terms, or at all.

We intend to deregister our common stock under the Securities Exchange Act of 1934. Deregistration will result in less disclosure about us and may negatively affect the liquidity and trading prices of our common stock.

On March 25, 2015, the our Board of Directors voted to voluntarily deregister our common stock under the Exchange Act and suspend our reporting obligations. In connection therewith, the Board of Directors approved the filing with the SEC of a Post-Effective Amendment to our previously filed Form S-8 to deregister all shares unsold to date pursuant to such form and, after the filing of this Form 10-K, the filing with the SEC of a Form 15 to voluntarily deregister our common stock under Section 12(g) of the Exchange Act and suspend our reporting obligations under Section 15(d) of the Exchange Act. We expect to file the Form 15 on or about April 1, 2015. We expect that our obligations to file periodic reports, such as Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, will be suspended immediately upon the filing of the Form 15 with the SEC, and our proxy statement, Section 16 and other Section 12(g) reporting responsibilities will terminate effective 90 days after the filing of the Form 15. We are eligible to deregister under the Exchange Act because our common stock is held by fewer than 300 shareholders of record. We expect that following the Form 15 filing, our common stock, which is currently traded on the OTCQB, will be eligible for quotation on the OTC Pink marketplace by broker-dealers. However, there is no assurance that broker-dealers will elect to make a market our common stock, which is a requirement for OTC Pink marketplace trading, or that our common stock will trade on any other securities exchange or quotation medium. Following deregistration, we do not expect to publish periodic financial information or furnish such information to its stockholders except as may be required by applicable laws. As a result of the foregoing factors, deregistration will result in less disclosure about us and may negatively affect the liquidity and trading prices of our common stock.

RISKS RELATED TO THE MARKET FOR OUR COMMON STOCK.

The price of our shares may be adversely affected by the public sale of a significant number of the shares eligible for future sale.

Sales of a limited amount of our common stock in the public market could materially adversely affect the market price of our common stock. Such sales may also inhibit our ability to obtain future equity or equity-related financing on acceptable terms. The issuance of additional shares could have a significant adverse effect on the trading price of our common stock.

The price of our common stock has been highly volatile.

Our common stock traded as low as $26 per share and as high as $175 per share during the year ended December 31, 2014.  Some of the factors leading to the volatility in the price of our common stock include:

•	price and volume fluctuation in the stock market at large and market conditions which are not necessarily related to our operating performance;
•	limited trading volumes;
•	fluctuation in our operating results;
•	financing arrangements which may require the issuance of a significant number of shares in relation to the number of shares of our common stock currently outstanding;
•	announcements about market statistics, agreements, technological innovations, certification / verifications or new products which we or our competitors make;
•	costs and availability of precious metals used in the production of our products; and
•	fluctuations in market demand and supply of our products.

Our common stock is currently traded on the OTC markets - OTCQB tier and an investor’s ability to trade our common stock may be limited by trading volume.

The trading volume in our common stock has been relatively limited. Our common stock may not generate a consistently active trading market on the OTC Markets. The average daily trading volume of our common stock for the year ended December 31, 2014 was approximately 26 shares. We have a limited trading history and there can be no assurances that there will be increased liquidity in our stock.

The company may issue more shares in connection with a financing, merger or acquisition, which would result in substantial dilution.

Our Certificate of Incorporation authorizes the issuance of a maximum of 250,000,000 shares of common stock. Any further financing, merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. For example, the senior secured convertible promissory notes issued to certain affiliated lenders in 2013, and issuable in the related rights offering, each of which is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations -  Debt Structure,” are convertible into up to 64,031 shares of our common stock in the aggregate (excluding any interest due on the senior secured convertible promissory notes that may also be converted). Moreover, the common stock issued in any such financing, merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our board of directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock are issued in connection with a financing, business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially adversely affected.

Several of our shareholders own a significant amount of our outstanding shares and collectively may be able to decide certain corporate action.

A group of our shareholders collectively own 95,736 shares, which is equivalent to 71.1% of the outstanding shares of the Company as of March 31, 2015, on an undiluted basis. As such, all or some of these shareholders may be able to control aspects of our business operations including the election of board members, the acquisition or disposition of assets, the Company’s business plans and strategy, and the future issuance of shares. For additional information about beneficial ownership please refer to “Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters.”

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

RISKS RELATED TO OUR BUSINESS

Our results may fluctuate due to certain regulatory, marketing and competitive factors over which we have little or no control.

The factors listed below some of which we cannot control may cause the Company’s revenues and result of operations to fluctuate significantly:

•	Actions taken by regulatory bodies relating to the verification and certification of our products;
•	Changes in federal and state level MHDD diesel emission control compliance mandates;
•	Availability of federal and state level funding to support MHDD diesel emission control sales;
•	The extent to which our products obtain market acceptance;
•	The timing and size of customer purchases; and
•	End user and distributors’ concerns about the stability of our business which could cause them to seek alternatives to our products.

We are currently dependent on a few major customers / distributors for a significant portion of our revenues.

We generated sales from 69 customers in fiscal years 2014 and 2013. In 2014, our top customers accounted for 18.2%, 16.9% and 10.8% of our revenue. Three of our customers accounted for 23.0%, 11.1% and 11.1% respectively of ESW Group’s revenue in the fiscal year 2013. The loss of, or major reduction in business from, one or more of the major distributors could have a material adverse effect on our liquidity, financial position, or results of operations.

We have limited marketing capabilities as compared to many of our competitors, and as a result we are forced to rely upon customer / distributor referrals, trade publications and a small sales force.

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

There can be no assurances that:

our selling efforts will be effective;
we will obtain an expanded degree of market acceptance; or
we will be able to successfully form additional relationships with distributors to market our products.

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

The industry that we operate in is regulated. In the United States of America these regulations are enforced by U.S. Environmental Protection Agency and California Air Resources Board. We plan to further develop and market diesel emission control technologies and support products that meet new regulations enforced by these agencies. If we are unable to demonstrate the feasibility of these products or obtain in a timely manner the verification and or certifications for our products from such regulatory agencies as the EPA or CARB, we may have to abandon the products or alter our business plan. Such modifications to our business plan will have an adverse effect on revenue and our ability to achieve profitability. The regulatory approval process with EPA and CARB is complex and requires lengthy and expensive durability testing which must precede final certification/verification of products. We do not control the timeliness of the certification/verification process; however, we have taken steps to ensure the efficacy of our contribution to the certification/verification process.  Our consolidated balance sheet as of December 31, 2014 reflects a one-time warranty charge of $504,900 associated with certain verification procedures relating to the ThermaCat.  The actual amount of loss associated with such verification procedures, however, could be materially different.

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

Our diesel emission control technologies products are subject to extended warranty programs that could generate product liability and warranty claims against the Company. Our on-road diesel emission control systems which have been verified as a Level 3 technology are typically required to meet CARB limited warranty standard of 5 years or 100,000 miles or 2 years unlimited miles depending on engine application. Our off-road diesel emission control systems which have been verified as a Level 3 technology are typically required to meet CARB limited warranty standard of up to 5 years or 4,200 hours. Any failure of our products may result in a recall or a claim against us. Due to the high cost of product recall insurance, we do not maintain significant amounts of insurance to protect against claims associated with use of our products. Any claim against us, whether or not successful, may result in expenditure of substantial funds and litigation, may require management’s time and use of our resources and may have a materially adverse impact on our overall ability to continue operations.

Our success partially depends on relationships entered into or sought by us for development and sale of our products.

Our success partially depends on the relationships that we develop with various suppliers, OEM’s, dealers, and distributors for the further development and deployment of our technology in the field. We do not manage these entities nor is it assured that we will be able to create relationships with these entities. The absence of such relationships could adversely impact our business plans.

ITEM 1B. UNRESOLVED STAFF COMMENTS

ESW has received no written comments regarding its periodic or current reports from the staff of the Securities and Exchange Commission that were issued 180 days or more preceding the end of our 2014 fiscal year and that remained unresolved.

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

Through ESWCT we lease an 1,808 square foot commercial property located in Richmond, California, used primarily to house ESWCT’s engineering and field service operations. The facility also serves as a training facility servicing northern California. The Lease provides for a 12-month lease term (commencing October 1, 2013), with an option exercisable by ESWCT to extend the lease term for one additional 12-month period. The Company is in negotiations with the landlord to extend the term of this lease.

ITEM 3. LEGAL PROCEEDINGS

There are currently no pending legal proceedings against the Company.

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

On March 31, 2015, the last reported closing sale price of our common stock was $60 per share. The following table sets forth, for the quarters indicated, the range of high and low closing sale prices for our common stock as reported on the OTCQB.

Period	High	Low
Year Ended December 31, 2013
First Quarter..........................................................................	$80	$20
Second Quarter......................................................................	80	40
Third Quarter.........................................................................	80	25
Fourth Quarter.......................................................................	50	21

Year Ended December 31, 2014
First Quarter..........................................................................	$50	$26
Second Quarter......................................................................	73	50
Third Quarter.........................................................................	175	51
Fourth Quarter.......................................................................	85	55

Year Ended December 31, 2015
First Quarter (through March 31, 2015)................................	$75	$51

We have not declared or issued any dividends in the past, and we intend to retain future earnings, if any, for general business purposes and to repay debt.

As of March 31, 2015 there were approximately 80 stockholders of record of our common stock. We estimate there are approximately 487 additional stockholders with stock held in street name. On March 31, 2015, there were 135,404 shares of our common stock outstanding.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table sets forth as at December 31, 2014 securities authorized for issuance under equity compensation plans:

EQUITY COMPENSATION PLAN INFORMATION
	(A)	(B)	(C)	(D)
	Number of securities to be	Weighted-average	Number of securities to be	Number of securities remaining
	issued upon exercise of	exercise price of	issued upon vesting of	available for future issuance under
	outstanding options	outstanding options	outstanding restricted stock	equity compensation plans
PLAN CATEGORY			grants	(excluding securities in column A & C)
2010 Stock Incentive Plan
(Shareholder Approved.
Authorized - 2,500 shares)	413	$1,010	-	-
2013 Stock Option Plan
(Shareholder Approved.
Authorized - 20,000 shares)	-	-	4,981	6,450

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

We believe we are one of the leading players in the diesel emission control market. We focus on further developing, certifying and commercializing best available diesel emission control technologies primarily for the medium and heavy duty diesel (“MHDD”) on-road and off-road markets.  Our strategy is centered on increasing our market presence through our leading portfolio of CARB verified Level 3 Plus diesel emissions technologies and focus on becoming the compliance solution provider to fleet owners and other end users across the United States as well as internationally.  In addition, ESW Group is focused on growing its presence in the emissions testing market primarily in the diesel, natural gas and hybrid engine markets and spanning a wide array of applications from motorcycles and ATVs to heavy duty diesel engines.  We are also exploring opportunities in other diesel aftertreatment verticals and engine and fuel related opportunities that can leverage our knowledge base and capabilities surrounding the medium and heavy duty on-road and off-road markets.

As part of our growth strategy, we entered into an asset purchase agreement with the acting receiver for Cleaire, a company engaged in the design, development and manufacturing of emission control systems for on-road and off-road diesel engines, on April 1, 2013 (the “Asset Purchase Agreement”).  On April 18, 2013, the Court issued the sale order to consummate the transactions contemplated by the Asset Purchase Agreement for a purchase price of $1.4 million plus a portion of gross profit realized on a certain purchase order. Upon the completion of the transactions contemplated by the Asset Purchase Agreement and in accordance with FASB 805, Business Combinations, we determined that the above noted Cleaire transaction did not constitute a business combination, and accordingly accounted for the transaction as an asset acquisition.

Effective April 18, 2013, we established a new wholly-owned subsidiary, ESWCT, which houses the assets purchased from Cleaire. ESWCT operates out of San Diego, California. Effective June 7, 2013, ESWCT entered into a commercial real estate lease with Trepte Industrial Park, Ltd., a California limited partnership, pursuant to which. ESWCT is leasing approximately 18,000 square feet of commercial property located in San Diego, California, for housing ESWCT manufacturing operations.

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

On January 23, 2013, our board of directors approved a one-for-two thousand reverse split of our common stock. Upon the completion of the reverse stock split, which was effective on May 24, 2013, there was no change to our authorized shares of common stock, which remained at 250,000,000 shares, par value $0.001 per share. Issued and outstanding common stock was reduced from 228,213,173 shares to approximately 113,464 shares. At December 31, 2014 we had 134,746 shares of common stock issued and outstanding. Effective October 4, 2013, we registered 20,000 shares of common Stock (par value $0.001 per share) under Form S-8 that are issuable under the Environmental Solutions Worldwide, Inc. 2013 Stock Plan. See “NOTE 12 - STOCK OPTIONS AND RESTRICTED STOCK PLAN”.

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

We experienced strong demand for our products in 2014; our revenues for the MHDD diesel emission control market were $24,749,085. Our second half 2014 revenues were lower than the first half of 2014; the reason was high product stock levels at our distributors, which reduced demand by such distributors for our products, and seasonality. ESW America Air Testing business revenue contributed a total of $726,871 of revenue in 2014. Testing revenues for 2014 were higher by $99,357 compared to 2013. We increased the utilization of the ESW America testing capacity for internal research and new product development in 2014 as compared to 2013.

Between May and December 2014, we expensed $191,403 towards streamlining our heavy manufacturing operations into our Pennsylvania location. We continue to pursue opportunities to create operating and product level synergies.

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

Effective April 21, 2014, we were notified by CARB that the Skyline™ Level III Plus Active Diesel Particulate Filter System specifically designed for off-road equipment with duty cycles including cold exhaust and older engines achieved CARB Level III Plus (>85%) verification. We continue to pursue the verification of one other passive off-road Level III product.

Our products cover a wide ranging number of on-road EPA Engine families, estimated at 91% of EPA Engine families for model years 1988 to 2006. For off-road, our products cover 71% of EPA Engine families from 5 liter to 15 liters and 47% for EPA Engine families from 3 liter to 15 liters. This allows us to offer a one-stop-shop compliance solution for the Level 3 Plus diesel emission control market for both the on and off-road heavy duty diesel markets.

Our diesel emissions control technologies range from active systems (e.g. Horizon®, Vista™, Skyline™ ), to active-passive systems (ThermaCat and ThermaCat-e), to straight passive systems (LongMile®-S) that offer end users emissions compliance across a broad range of applications and duty cycles in both the on-road and off-road markets.

COMPARISON OF THE YEAR ENDED DECEMBER 31, 2014 TO THE YEAR ENDED DECEMBER 31, 2013

RESULTS OF OPERATIONS

Revenues for the year ended December 31, 2014, increased by 45.2 percent, to $25,475,956 from $17,544,496 for the comparable period in 2013. The increase in revenue in 2014 is due to ESW’s expanded product offering which has increased our market share of the MHDD diesel emission control market, deliveries for the Chicago Transit Authority program, and demand related to the California Truck and Bus regulation requiring retrofitting or replacement for certain classes of diesel trucks in that state.

Cost of revenue as a percentage of revenues for the year ended December 31, 2014 was 51.5 percent compared to 63.4 percent for the year ended December 31, 2013. Cost of revenue for year ended December 31, 2014 increased by $1,981,252 compared to the year ended December 31, 2013. The primary driver for the increase in the cost of revenue during the year ended December 31, 2014 was the higher revenue during the period.

The gross margin for the year ended December 31, 2014 was 48.5 percent compared to 36.6 percent for the year ended December 31, 2013. The improved gross margin primarily resulted from the negative impact in the cost of sales during the year ended December 31, 2013 related to the acquisition of assets from Cleaire, as well as one time warranty charges of $1,504,900 for ESWCT and TFI products.

Marketing, office and general expenses for the year ended December 31, 2014 increased 6.6 percent to $4,730,854 from $4,437,572 for the year ended December 31, 2013. The increase is primarily due to: (a) an increase in customer service, sales and marketing and wages and selling expenses of $337,490 (b) increase in general administration expenses of $143,934 and (c) increase in engineering expenses of $232,996. These increases were related to the overall increase in operations and revenue in 2014. These increases were offset by decreases in (a) investor relation costs of $66,510 related to corporate actions including our reverse stock split and the rights offering discussed under “General Overview” above and (b) decrease in facility expenses of $354,628 as we continuously improve efficiencies in our operations.

Officers’ compensation and directors’ fees for the year ended December 31, 2014 increased by $34,747, or 3.8 percent, to $938,474 from $903,727 for the year ended December 31, 2013. The increase relates to accruals for stock-based board compensation for 2014 and vesting of restricted stock grants.

Research and development (“R&D”) expenses for the year ended December 31, 2014 increased by $37,678, or 5.8 percent, to $689,163 versus $651,485 for the year ended December 31, 2013. The primary driver of R&D expenses for the year ended December 31, 2014 is ESW’s pursuit of the verification expansion of its Level III products, and the pursuit of new products in other aftertreatment verticals. During the year ended December 31, 2014 there was no grant funding or tax credit to offset R&D cost, whereas for the year ended December 31, 2013 tax credits amounted to $40,946.

Consulting and professional fees for the year ended December 31, 2014 decreased by $277,320, or 41.6 percent, to $388,536 from $665,856 for the year ended December 31, 2013. The decrease is mainly related to higher legal and consulting fees in the prior year period in connection with corporate actions such as the reverse stock split and the rights offering discussed under “General Overview” above as well as the acquisition of certain assets from Cleaire and the related setup of the ESWCT subsidiary.

Depreciation expense for the year ended December 31, 2014 decreased by $152,283, or 72.7 percent to $57,265 from $209,548 for the year ended December 31, 2013. The primary reason for the reduction in depreciation expense was the run-off of depreciation related to ESWA’s property, plant and equipment during the year ended December 31, 2014, and a year-to-date reallocation for software depreciation.

Foreign exchange gain for the year ended December 31, 2014, was $1,765 as compared to a loss of $25,232 for the year ended December 31, 2013. This is mainly a result of the fluctuation in the exchange rate of the Canadian Dollar to the United States Dollar.

There was no asset impairment for the year ended December 31, 2014. Impairment loss for the year ended December 31, 2013 was $37,800 related to the impairment of patents and trademarks.

Income from operations for the year ended December 31, 2014 was $5,564,591 compared to a loss of $514,310 for the year ended December 31, 2013. ESW’s income from operations for the year ended December 31, 2014 included non-cash expenses such as depreciation of $416,383, stock-based compensation of $229,026 and an allowance for doubtful accounts of $32,820. These non-cash expenses were offset by reversal of warranty provision of $162,476, recovery on disposal of inventory of $12,423 and proceeds from sale of property, plant and equipment of $29,500. In addition, the Company expensed $191,403 during the year ended December 31, 2014 towards streamlining its heavy manufacturing operations into its Pennsylvania location.

During the years ended December 31, 2014 and 2013, we recorded the following costs and (gain) related to the Existing Notes and the loan payable:

	2014	2013
Interest on convertible promissory notes payable	$522,450	$327,777
Interest on loan payable	$11,155	$13,251
Accretion of discount on convertible promissory notes payable	$432,573	$225,882
Change in fair value of conversion option derivative liability	$1,581,957	$(1,947,357)

Net income before provision for income taxes for the year ended December 31, 2014 amounted to $3,016,456 and $866,137 respectively.

Income tax expense for the year ended December 31, 2014 amounted to $509,299, (for the year ended December 31, 2013 – $22,424). This amount mainly relates to income taxes in California and federal alternate minimum tax. We recorded a deferred tax asset of $8,954,468 in 2014, (2013 - $0). Our effective tax rate in 2014 is significantly affected by the reversal of the valuation allowance.

Net and comprehensive income after income taxes for the year ended December 31, 2014 amounted to $11,461,625 compared to a net and comprehensive income after income taxes of $843,713 for the year ended December 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2014, we generated $5,241,315 of cash from operating activities compared with $183,831 of cash used for operating activities for the year ended December 31, 2013. As of December 31, 2014 and 2013, we had cash and cash equivalents of $8,306,428 and $4,077,096, respectively.

Net cash generated from operating activities for the year ended December 31, 2014 amounted to $5,241,315. This amount was attributable to the net income of $11,461,625, less non-cash expenses primarily consisting of the change in fair value of conversion option derivative liability, deferred tax asset and warranty provisions and also consisting of expenses such as depreciation, stock-based compensation, amortization of discount on promissory notes payable, plus expenses like interest on promissory notes payable, and other items amounting to $5,914,008, and a decrease in cash flows from operating activities of $306,302 primarily due to the purchase of inventory and payment of accounts payable. The change in the fair value of the conversion option derivative liability of $1,581,957 was primarily due to an increase in the price of our common stock and high expected volatility, and was recorded as a loss in the consolidated statement of operations for the year ended December 31, 2014.

Net cash used in operating activities for the year ended December 31, 2013 amounted to $183,831. This amount was attributable to the net income of $843,713, plus non-cash expenses primarily consisting of the change in fair value of conversion option derivative liability relating to the Existing Notes, warranty provisions and also consisting of expenses such as depreciation, stock-based compensation, discount on Existing Notes, and others of $1,107,722, and a decrease in cash flows from operating activities of $2,135,266 primarily due to the purchase of inventory as part of the Cleaire asset acquisition.

Net cash used in investing activities such as acquisition of property, plant and equipment and additions to property, plant and equipment under construction was $797,296 for the year ended December 31, 2014, as compared to $872,629 used in similar investing activities for the year ended December 31, 2013.

For the year ended December 31, 2014 net cash used in financing activities totaled $214,687, resulting from $122,486 related to proceeds from notes payable, less a payment of interest on promissory notes of $266,151 and a loan payable repayment of $71,022 in principal. For the year ended December 31, 2013, net cash provided by financing activities totaled and $4,879,558, resulting from $5,000,000 in proceeds from notes payable, less a loan payable repayment of $68,926 in principal and a repurchase of common stock (in the form of cash payment in lieu of fractional shares not issued in the reverse stock split) of $51,516.

ESW operates in a capital intensive and highly regulated industry that is subject to long product development timelines. ESW is focusing its research and development efforts on expanding the coverage of applications and engines for its diesel emission control technologies, on expanding its off-road verification, and for the expansion of its diesel emission control parts portfolio.

ESW’s principal use of liquidity relates to the Company’s working capital needs and to finance any further capital expenditures or tooling needed for production and/or its testing facilities.

ESW anticipates certain capital expenditures during 2015 related to the general operations of its business as well as to upgrade ESWA’s testing facilities in Montgomeryville, PA according to our board approved capital expenditure plan.

Overall, capital adequacy is monitored on an ongoing basis by our management and reviewed quarterly by the Board of Directors. During 2014 ESW generated income from operations and cash from operations. The Company will use its cash on hand to fund planned capital expenditures.

DEBT STRUCTURE

As of December 31, 2014, we had $5,748,726 (December 31, 2013 - $3,682,732) of debt on the consolidated balance sheet. Of this amount, $73,182 (December 31, 2013 - $71,022) is repayable in the next 12 months.

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

Effective October 1, 2013, the Company’s wholly-owned subsidiary, ESWCT, entered into a commercial real estate lease with Marina Bay Crossing, LLC, a California Limited Liability Company, ESWCT leased approximately 1,808 square feet of commercial property located in Richmond, California, to be used primarily for housing ESWCT’s engineering and service operations. The facility also serves as a training facility servicing northern California. This lease provides for a 12-month lease term (commencing October 1, 2013), with an option exercisable by ESWCT to extend the lease term for one additional 12-month period. Effective October 1, 2014, ESWCT is leasing the Richmond, California property on a month-to-month basis. The Company is in negotiations with the landlord to extend the term of this lease.

At December 31, 2014, included in prepaid expenses and other assets, is prepaid rent of $17,941.

The following is a summary of the minimum annual lease payments for the Pennsylvania and California leases:

Year Ending December 31,	Amount
2015	$372,935
2016	279,799
2017	180,990
2018	30,165
Total	$863,889

LEGAL MATTERS

There are currently no pending legal proceedings against the Company.

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

RECENTLY ISSUED ACCOUNTING STANDARDS AND RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

“Income Taxes (ASC Topic - 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists” (“ASU 2013-11”) was issued during July 2013. FASB issued guidance on how to present an unrecognized tax benefit. The guidance is effective for annual periods beginning after December 15, 2013. The adoption of the accounting pronouncement did not have a material effect on the accompanying consolidated financial statements.

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

In the consolidated statements of operations and comprehensive income / (loss) for the year ended December 31, 2014, ESW has recognized a translation gain of $1,765 as compared to a loss of $25,232 for the year ended December 31, 2013, primarily as a result of exchange rate differences between the U.S. dollar and the Canadian dollar.

INTEREST RATE RISK

ESW currently has no variable-rate long-term debt that exposes ESW to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board or Directors and Shareholders of Environmental Solutions Worldwide, Inc.

We have audited the accompanying consolidated balance sheets of Environmental Solutions Worldwide, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations and comprehensive income, changes in stockholders' equity, and cash flows for the years then ended. Environmental Solutions Worldwide, Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Environmental Solutions Worldwide, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Chartered Professional Accountants

Licensed Public Accountants

Mississauga, Ontario

March 31, 2015

ACCOUNTING › CONSULTING › TAX 701 EVANS AVENUE, 8TH FLOOR, TORONTO ON, M9C 1A3 P: 416.626.6000 F: 416.626.8650 MNP.ca

F1

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,	DECEMBER 31,
	2014	2013
ASSETS

Current Assets
Cash and cash equivalents (Note 5)	$ 8,306,428	$ 4,077,096
Accounts receivable (Note 17), net of allowance
for doubtful accounts of $62,470 (2013 - $250,862) (Note 2)	1,896,428	1,888,511
Inventory, net of reserve of $221,357 (2013 - $246,509) (Note 6 and 17)	4,462,664	3,693,367
Prepaid expenses and other assets (Note 14)	565,041	750,835
Current deferred tax asset (Note 11)	958,967	-
Income tax receivable (Note 11)	240,368	-

Total current assets	16,429,896	10,409,809

Equipment under construction (Note 7)	657,045	431,022

Property, plant and equipment, net of accumulated
depreciation of $3,710,551 (2013 - $3,294,168) (Note 7)	1,758,571	1,574,181

Long term deferred tax asset (Note 11)	7,995,501	-

	$ 26,841,013	$ 12,415,012

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable (Notes 13 and 17)	$ 1,779,206	$ 1,656,379
Income tax payable (Note 11)	508,552	-
Accrued liabilities (Notes 9 and 13)	888,809	1,007,920
Warranty provision (Note 14)	1,561,293	1,723,769
Customer deposits	187,910	124,645
Current portion of loan payable (Note 8)	73,182	71,022
Total current liabilities	4,998,952	4,583,735

Long-term Liabilities
Senior secured convertible promissory notes payable (Notes 9 and 13)	2,645,200	2,146,780
Conversion option derivative liability (Note 10)	2,770,340	1,131,745
Loan payable (Note 8)	260,003	333,185

Total long-term liabilities	5,675,543	3,611,710

Total liabilities	10,674,495	8,195,445

Commitments and Contingencies (Note 14)

Stockholders' Equity (Note 12)
Common stock, $0.001 par value, 250,000,000
shares authorized; 134,746 (2013 - 125,742)
shares issued and outstanding	134	125
Additional paid-in capital	57,935,716	57,541,924
Shares to be issued	91,525	-
Accumulated other comprehensive income	344,183	344,183
Accumulated deficit	(42,205,040)	(53,666,665)

Total stockholders' equity	16,166,518	4,219,567

	$ 26,841,013	$ 12,415,012

Subsequent Events (Note 18)
The accompanying notes are an integral part of these consolidated financial statements.
F2

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE YEARS ENDED DECEMBER 31,

	2014	2013

Revenue (Notes 2 and 17)	$ 25,475,956	$ 17,544,496

Cost of revenue (Notes 2, 6, 7 and 14)	13,108,838	11,127,586

Gross profit	12,367,118	6,416,910

Operating expenses
Marketing, office and general expenses	4,730,854	4,437,572
Officers' compensation and directors' fees (Notes 12 and 13)	938,474	903,727
Research and development costs (Notes 2 and 7)	689,163	651,485
Consulting and professional fees (Note 13)	388,536	665,856
Depreciation (Note 7)	57,265	209,548
Foreign exchange (gain) / loss	(1,765)	25,232
Loss on impairment of patents and property, plant and equipment, net (Notes 4 and 7)	-	37,800

	6,802,527	6,931,220

Income / (loss) from operations	5,564,591	(514,310)

Interest on convertible promissory notes payable (Notes 9 and 13)	(522,450)	(327,777)
Interest on loan payable (Note 8)	(11,155)	(13,251)
Accretion of discount on convertible promissory notes payable (Note 9)	(432,573)	(225,882)
Change in fair value of conversion option derivative liability (Note 10)	(1,581,957)	1,947,357

Net income before provision for income taxes	3,016,456	866,137
Income taxes (Note 11)	509,299	22,424
Deferred tax recovery (Note 11)	(8,954,468)	-

Net and comprehensive income	$ 11,461,625	$ 843,713

Net earnings / (loss) per share (Note 16)
Basic	$ 88.22	$ 7.31
Fully diluted	$ 70.52	$ (3.09)

Weighted average number of shares outstanding (Note 16)
Basic	129,922	115,417
Fully diluted	201,350	177,917

The accompanying notes are an integral part of these consolidated financial statements.
F3

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014 AND 2013

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Shares To Be Issued	Accumulated Other Comprehensive Income	Accumulated Deficit	Total Stockholders' Equity
Balance, January 1, 2013	112,049	$ 112	$ 57,080,047	$ -	$ 344,183	$ (54,510,378)	$ 2,913,964

Net income	-	-	-	-	-	843,713	843,713

Stock-based compensation (Note 13)	6,335	6	313,400	-	-	-	313,406

Repurchase of common stock (Note 2)	(642)	(1)	(51,515)	-	-	-	(51,516)

Shares issued in settlement of interest (Notes 10 and 14)	8,000	8	199,992	-	-	-	200,000

Balance December 31, 2013	125,742	$ 125	$ 57,541,924	$ -	$ 344,183	$ (53,666,665)	$ 4,219,567

Net income	-	-	-	-	-	11,461,625	11,461,625

Stock-based compensation (Note 12)	3,878	4	137,497	91,525	-	-	229,026

Shares issued in settlement of interest (Notes 9 and 13)	5,126	5	256,295	-	-	-	256,300

Balance December 31, 2014	134,746	$ 134	$ 57,935,716	$ 91,525	$ 344,183	$ (42,205,040)	$ 16,166,518

The accompanying notes are an integral part of these consolidated financial statements.
F4

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31,
	2014	2013

Net income	$ 11,461,625	$ 843,713

Adjustments to reconcile net income to net cash used in operating activities:
Depreciation (Note 7)	416,383	562,709
Interest on promissory notes payable (Note 9)	522,450	327,777
Amortization of discount on promissory notes payable (Note 9)	432,573	225,882
Change in fair value of conversion option derivative liability (Note 9)	1,581,957	(1,947,357)
Deferred tax recovery	(8,954,468)	-
Stock-based compensation (Note 12)	229,026	313,406
Allowance for doubtful accounts	62,470	29,650
Warranty provision	(162,476)	1,580,205
Loss on write down of inventory (Note 6)	-	230,002
Recovery on disposal of inventory	(12,423)	(252,352)
Loss on patents and impairment of property, plant and equipment, net	-	37,800
Gain on sale of property, plant and equipment	(29,500)	-

	(5,914,008)	1,107,722

Increase / (decrease) in cash flows from operating activities resulting from changes in:
Accounts receivable	(70,387)	(595,841)
Inventory	(756,874)	(1,708,738)
Prepaid expenses and other assets	185,794	(617,397)
Income tax receivable	(240,368)	-
Accounts payable and accrued liabilities	3,716	735,143
Income tax payable	508,552	-
Customer deposits	63,265	51,567

	(306,302)	(2,135,266)

Net cash generated from / (used in) operating activities	5,241,315	(183,831)

Investing activities:
Proceeds from sale of property, plant and equipment	29,500	-
Acquisition of patent and trademarks	-	(42,000)
Acquisition of property, plant and equipment	(177,331)	(467,316)
Additions to property, plant and equipment under construction	(649,465)	(363,313)

Net cash used in investing activities	(797,296)	(872,629)

Financing activities:
Proceeds from notes payable (Note 9)	122,486	5,000,000
Payment of interest on promissory notes (Note 9)	(266,151)	-
Payment for fractional shares	-	(51,516)
Repayment of loan payable (Note 8)	(71,022)	(68,926)

Net cash (used in) / provided by financing activities	(214,687)	4,879,558

Net change in cash and equivalents	4,229,332	3,823,098

Cash and cash equivalents, beginning of year	4,077,096	253,998

Cash and cash equivalents, end of year	$ 8,306,428	$ 4,077,096

Supplemental disclosures:
Cash interest paid	$ 11,155	$ 13,251
Vesting of restricted stock grants issued to directors and officers	$ 91,525	$ -
Interest paid in common stock (Note 9)	$ 256,300	$ 200,000
Transfer from equipment under construction to property, plant and equipment	$ 423,442	$ 282,721

The accompanying notes are an integral part of these consolidated financial statements.
F5

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and 2013

NOTE 1 - NATURE OF BUSINESS

Environmental Solutions Worldwide, Inc. (the “Company” or “ESW”) through its wholly-owned subsidiaries is engaged in the design, development, manufacturing and sales of diesel emissions control technologies. ESW also provides emissions testing and environmental certification services with its primary focus on the North American on-road and off-road diesel and natural gas engines, chassis and after-treatment market. ESW currently manufactures and markets a line of emission control technologies for a number of applications focused on the medium and heavy duty diesel (“MHDD”) market.

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which contemplates continuation of the Company as a going concern.

As of December 31, 2014, the Company had an accumulated deficit of $42,205,040 and had cash and cash equivalents of $8,306,428.  Based on cash and cash equivalents, anticipated revenues and spending levels, the Company estimates that it has sufficient cash resources to meet its anticipated net cash needs through the next twelve months.

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

ESTIMATES

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates. Significant estimates include amounts for inventory valuation, impairment of and useful lives of property plant and equipment, the valuation of the stock-based compensation, conversion option derivative liability, warranty provisions and deferred taxes.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company extends unsecured credit to its customers in the ordinary course of business but mitigates the associated credit risk by performing credit checks and actively pursuing past due accounts. An allowance for doubtful accounts is estimated and recorded based on management’s assessment of the credit history with the customer and the current relationships with them. On this basis management has determined that an allowance for doubtful accounts of $62,470 and $250,862 was appropriate as of December 31, 2014 and December 31, 2013, respectively. During the year ended December 31, 2014, the Company wrote off $250,862 (December 31, 2013 - $0). The impact was a reduction of gross receivables and a reduction in the allowance for doubtful accounts.

F6

STOCK-BASED COMPENSATION

The Company records expense for stock-based compensation in accordance with the provisions of Accounting Standards Codification (“ASC”) 718-10-10, "Compensation — Stock Compensation," and related Interpretations. Disclosures required with respect to the fair value measurement and recognition methods prescribed are presented in Note 12.

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are recorded at cost. Depreciation is computed on a straight-line basis over the estimated useful lives of the assets, generally between 5 to 10 years. Maintenance and repairs are charged to operations as incurred. Significant renewals and betterments are capitalized.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company follows the ASC Topic 360, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the assets’ carrying amount may not be recoverable. In performing the review for recoverability, if future discounted cash flows (excluding interest charges) from the use of ultimate disposition of the assets are less than their carrying values, an impairment loss represented by the difference between its fair value and carrying value, is recognized. Properties held for sale are recorded at the lower of the carrying amount or the expected sales price less costs to sell.

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

Patents and trademarks were acquired as part of the Cleaire asset acquisition (Note 4) and were being amortized on a straight-line basis over their estimated useful lives of five years. Amortization expense was $0 for the year ended December 31, 2014 (2013 - $4,200).

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

The Company also derives revenue (approximately 2.9% and 3.6% of total revenue for the years ended December 31, 2014 and 2013, respectively) from providing air testing and environmental certification services. Revenues are recognized upon delivery of testing services when persuasive evidence of an arrangement exists and collection of the related receivable is reasonably assured.

EARNINGS PER SHARE OF COMMON STOCK

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

Income per share of common stock is computed by dividing the net income by the weighted average number of shares of common stock outstanding during the period. Common stock equivalents are excluded from the computation of diluted income per share when their effect is anti-dilutive.

F8

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

SHIPPING AND HANDLING COSTS

The Company’s shipping and handling costs of $353,662 and $121,259 are included in cost of revenue for the year ended December 31, 2014 and 2013, respectively.

Additionally, the Company has recorded recoveries of these costs amounting to $110,753 and $97,091, which are included in cost of revenues for year ended December 31, 2014 and in revenue for the year ended December 31, 2013, respectively.

RESEARCH AND DEVELOPMENT

The Company is engaged in research and development work. Research and development costs are charged as an operating expense as incurred. Any grant money received for research and development work is used to offset these expenditures.

For the years ended December 31, 2014 and 2013, gross research and development expense, excluding any offsetting grant revenues, amounted to $689,163 and $692,431, respectively, and grant revenues amounted to $0 and $40,946, respectively.

FOREIGN CURRENCY TRANSLATION

The functional currency of the Company and its foreign subsidiaries is the U.S. dollar. All of the Company’s revenue and materials purchased from suppliers are denominated in, or linked to, the U.S. dollar. Transactions denominated in currencies other than the functional currency are converted to the functional currency on the transaction date, and any resulting assets or liabilities are further translated at each reporting date and at settlement. Gains and losses recognized upon such translations are included within foreign exchange (gain) / loss in the consolidated statements of operations and comprehensive income / (loss).

PRODUCT WARRANTIES

The Company provides for estimated warranty costs at the time of sale and accrues for specific items at the time their existence is known and the amounts are determinable. The Company estimates warranty costs using standard quantitative measures based on industry warranty claim experience and evaluation of specific customer warranty issues. The Company currently estimates warranty costs as 2% of revenue for on-road products and 4% of revenue for off-road products.

SEGMENT REPORTING

ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information”, establishes standards for the way that public business enterprises report information about operating segments in the Company’s consolidated financial statements. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. ESW operates in two reportable segments; medium and heavy duty diesel emission control operations and air testing services (see Note 15). ESW’s chief operating decision maker is the Company’s Executive Chairman.

F9

NOTE 3 – RECENTLY ISSUED ACCOUNTING STANDARDS AND RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

“Income Taxes (ASC Topic - 740): Presentation of an Unrecognized Tax Benefit when a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists” (“ASU 2013-11”) was issued during July 2013. FASB issued guidance on how to present an unrecognized tax benefit. The guidance is effective for annual periods beginning after December 15, 2013. The adoption of the accounting pronouncement did not have a material effect on the accompanying consolidated financial statements.

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

NOTE 4 – ASSET ACQUISITION

On April 18, 2013, ESW through a new-wholly owned subsidiary ESWCT, completed the transactions contemplated by the Asset Purchase Agreement, dated April 1, 2013 with David P. Stapleton (the “Receiver”), as the receiver for Cleaire, a Delaware limited liability company.  Prior to shutdown of its operations in January 2013, Cleaire was engaged in the design, development and manufacturing of emission control systems for on-road and off-road diesel engines. Subject to the terms and conditions of the asset purchase agreement, the Company was selected as (and agreed to act as) the “stalking horse bidder” to buy certain of Cleaire’s assets for a purchase price of $1.4 million plus a portion of gross profit realized on a certain purchase order. The purchased assets included inventory, machinery and equipment and patents and trademarks.

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

F10

NOTE 5 - CASH AND CASH EQUIVALENTS

Cash and cash equivalents include cash and highly liquid investments purchased with original maturities of generally 90 days or less at the date of purchase. At December 31, 2014 and December 31, 2013, all of the Company’s cash and cash equivalents consisted of cash.

NOTE 6 – INVENTORY

Inventory consists of:

Inventory	December 31, 2014	December 31, 2013
Raw materials	$2,444,728	$1,964,412
Work-in-process	2,239,293	1,950,642
Finished goods	-	6,868
Parts	-	17,954
	4,684,021	3,939,876
Less: reserve for inventory obsolescence	(221,357)	(246,509)
Total	$4,462,664	$3,693,367

During the year ended December 31, 2014, ESW recorded a write down on inventory against reserve of $25,152. In addition, there was recovery from sale of scrap inventory of $12,423.

During the year ended December 31, 2013, ESW recorded a $230,002 write down on inventory which was subsequently sold as scrap for $252,352 resulting in a net gain on disposal of scrap inventory of $22,350 included in the cost of revenue.

NOTE 7 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

Classification	December 31, 2014	December 31, 2013
Plant, machinery and equipment	$4,064,519	$3,583,451
Office equipment	221,240	186,916
Furniture and fixtures	-	1,063
Vehicles	48,443	17,038
Leasehold improvements	1,134,920	1,079,881
	5,469,122	4,868,349
Less: accumulated depreciation	(3,710,551)	(3,294,168)
	$1,758,571	$1,574,181

Depreciation expense recognized in the consolidated statements of operations and comprehensive income / (loss) was included in the following captions:

	For the years ended
Depreciation Expense	December 31, 2014	December 31, 2013
Depreciation expense included in cost of revenue	$359,118	$350,119
Depreciation expense included in operating expenses	57,265	209,548
Depreciation expense included in research and development costs	-	3,042
Total depreciation expense	$416,383	$562,709

At December 31, 2014 and December 31, 2013, the Company had $657,045 and $431,022, respectively, of customized equipment under construction.

Certain property and equipment of the Company and its subsidiaries is used as collateral for borrowings under the Machinery and Equipment Loan Fund (“MELF”) facility (Note 8). All other property and equipment of the Company and its subsidiaries is used as collateral for borrowing under the senior secured convertible promissory notes payable (Note 9).

F11

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

As of December 31, 2014 and December 31, 2013, the loan payable (current and long-term) amounted to $333,185 and $404,207, respectively.

For the years ended December 31, 2014 and 2013, the Company paid interest amounting to $11,155 and $13,251 on the principal amount outstanding under the MELF Facility and also repaid principal in the amount of $71,022 and $68,926, respectively.

As at December 31, 2014 $73,182 (December 31, 2013 - $71,022) of the loan is repayable in the next 12 months with the remaining $260,003 (December 31, 2013 - $333,185) repayable thereafter.

Principal on the loan is repayable as follows:

Year Ending December 31,	Amount
2015	$73,182
2016	75,408
2017	77,702
2018	80,065
2019	26,828
Total	$333,185

NOTE 9 – SENIOR SECURED CONVERTIBLE PROMISSORY NOTES

On March 22, 2013, the Company entered into a note subscription agreement and a security agreement (the “Agreements”) and issued senior secured convertible promissory notes (the “March 2013 Notes”) to four accredited investors who are currently shareholders (the “Holders”) and may be deemed affiliates of the Company (Note 13). Pursuant to the Agreements and the March 2013 Notes, the Holders made initial loans of $1,400,000 to the Company.

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

F12

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

On March 22, 2013, April 23, 2013, June 27, 2013 and May 23, 2014, the Company recorded a discount on the Notes equal to the fair value of the conversion option derivative liability (Note 10). This discount is amortized using the effective interest rate method at an interest rate of 9.6%, 17.3% and 38.3% for the March 22, April 23 and June 27, 2013 Notes, respectively, over the term of the Notes. The May 23, 2014 Notes were discounted on recognition by $56,639 and the discount will be amortized using the effective interest rate method at a rate of 16.5% over the term of the Note.

Period ended
December 31 ,2014
Face value of March 22, 2013 promissory notes payable	$1,400,000
Face value of April 23, 2013 promissory notes payable	1,600,000
Face value of June 27, 2013 promissory notes payable	2,000,000
Total face value of promissory notes payable	5,000,000
Discount on promissory notes payable	(3,079,102)
Accretion of discount on promissory notes payable	225,882
Balance December 31, 2013	$2,146,780
Face value of May 23, 2014 promissory notes payable	122,486
Discount on the May 23, 2014 promissory notes payable	(56,639)
Accretion of discount on promissory notes payable	432,573
Balance December 31, 2014	$2,645,200

During the years ended December 31, 2014 and 2013, accretion of discount on the Notes amounted to $432,573 and $225,882, respectively.

F13

During the years ended December 31, 2014 and 2013, interest expense on the Notes amounted to $522,450 and $327,777, respectively.

For the years ended December 31, 2014 and 2013, interest expense accrued on the Notes included in accrued liabilities on the consolidated balance sheets amounted to $130,908 and $127,777, respectively.

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

This conversion option derivative liability was measured at fair value on the dates of issue and at December 31, 2014 using a binomial lattice model, with changes in the fair value charged or credited, as applicable, to income.

Since the Conversion Price is subject to an anti-dilution adjustment, the probability that the Conversion Price of the Notes would decrease as the share price decreased was incorporated into the valuation calculation.

The inputs into the binomial lattice model are as follows:

	March 22,	April 23,	June 27,	December 31,	May 23,	December 31,
	2013	2013	2013	2013	2014	2014
Closing share price	$40	$54	$80	$26	$50	$55
Conversion price	$80	$80	$80	$80	$80	$80
Risk free rate	0.80%	0.71%	1.38%	1.75%	1.17%	1.10%
Expected volatility	110%	126%	114%	117%	125%	149%
Dividend yield	0%	0%	0%	0%	0%	0%
Expected life	5 years	4.92 years	4.75 years	4.25 years	3.92 years	3.27 years

The fair value of the conversion option derivative liability, as determined using the binomial lattice model, was $2,770,340 at December 31, 2014 and $1,131,745 at December 31, 2013. The change in the fair value of the conversion option derivative liability of $1,581,957 was primarily due to an increase in the price of our common stock and high expected volatility, and was recorded as a loss in the consolidated statement of operations for the year ended December 31, 2014 and $1,947,357 was recorded as a gain in the consolidated statement of operations for year ended December 31, 2013.

Conversion option derivative liability, beginning balance	$-
Origination of conversion option derivative liability on March 22, 2013	526,810
Origination of conversion option derivative liability on April 23, 2013	905,569
Origination of conversion option derivative liability on June 27, 2013	1,646,723
Gain on change in fair value of conversion option derivative liability, December 31, 2013	(1,947,357)
Balance, December 31, 2013	$1,131,745
Origination of conversion option derivative liability on May 23, 2014 (Note 9)	56,639
Loss on change in fair value of conversion option derivative liability, December 31, 2014	1,581,957
Balance, December 31, 2014	$2,770,340

F14

NOTE 11 - INCOME TAXES

The income taxes by jurisdiction consist of the following:

	Years ended December 31,
	2014	2013
Current:
Federal	$88,324	$-
State	420,975	22,424
Foreign	-	-
Total Current	509,299	22,424
Deferred:
Federal	(8,900,989)	-
State	(53,479)	-
Foreign	-	-
Total Deferred	$(8,954,468)	$-

The difference between the U.S. federal statutory tax rate and the Company’s effective income tax rate was:

	Years ended December 31,
	2014	2013
U.S. statutory income tax rate	35.00%	35.00%
State income taxes, net of federal benefit	9.30%	0.00%
Foreign rates varying from 35%	0.41%	0.00%
Valuation Allowance	(325.49)%	0.00%
Other	0.18%	0.00%
Effective income tax rate (benefit) / expense	(280.60)%	35.00%

Our effective tax rates for the year ended December 31, 2014 was negative 280.6% and for the year ended December 31, 2013 was 35.0%. The reversal of the valuation allowance on the reported effective income tax rate was a reduction of 325.49  percentage points for 2014 (2013 – 0%). In 2014 the effective income tax rate benefited significantly from the reversal of the valuation allowance.

Deferred income tax reflects the tax effects of temporary differences that gave rise to significant portions of our deferred tax assets and liabilities and consisted of the following:

	Years ended December 31
	2014	2013
Deferred Tax Assets:
Current
Accrued Liabilities	$127,788	$116,870
Warranty Reserve	602,138	603,320
Deferred compensation	45,448	-
Property and equipment	-	-
State taxes	86,957	-
Other	96,636	-
Valuation allowance	-	(720,190)
	958,967	-
Long-term
Net Operating Loss	7,860,246	10,022,470
Unrealized tax credits	480,153	374,380
Loss on Convertible Derivatives	40,484	-
Valuation Allowance	(182,917)	(10,396,850)
	8,197,966	-

Net deferred assets	$9,156,933	$-
Deferred Tax Liabilities:
Long-term
Property and equipment	$(202,465)	$-
Net deferred tax liabilities	(202,465)	-

Net deferred taxes	$8,954,468	$-

F15

The following table sets forth the changes in the valuation allowance:

	2014	2013
Balance, January 1	$11,117,040	$11,000,470
Additions related to the current year	-	1,105,367
Subtractions, charged to operations	(10,934,123)	(1,585,840)
Balance, December 31,	$182,917	$10,519,997

Income taxes are provided based on the liability method, which results in income tax assets and liabilities arising from temporary differences. Temporary differences are differences between the tax basis assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. The liability method requires the effect of tax rate changes on current and accumulated deferred income taxes to be reflected in the period in which the rate change was enacted. The liability method also requires that deferred tax assets be reduced by a valuation allowance unless it is more likely than not that the assets will be realized.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than- not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. The Company recognizes interest accrued on uncertain tax positions as well as interest received from favorable tax settlements within interest expense. The Company recognizes penalties accrued on unrecognized tax benefits within general and administrative expenses. As of December 31, 2014 and 2013, the Company had no uncertain tax positions.

The Company does not anticipate any significant changes to the total amounts of recognized tax benefits in the next twelve months. In many cases the Company’s uncertain tax positions are related to tax years that remain subject to examination by tax authorities. The following describes the open tax years, by major tax jurisdiction, as of December 31, 2014.

United States - Federal	2011	–	present
United States - State	2010	–	present
Canada - Federal	2011	–	present
Canada - Provincial	2011	–	present

NOTE 12 - STOCK OPTIONS AND RESTRICTED STOCK PLAN

Stock-based compensation consists of stock options and restricted stock granted by the Company as follows:

	For the years ended
	December 31,	December 31,
	2014	2013
Stock options	$-	$20,708
Shares to be issued	91,525	-
Restricted stock grants vested	137,501	292,698
Total stock-based compensation	$229,026	$313,406

For the year ended December 31, 2014, $229,026 (December 31, 2013 - $313,406) has been recorded in officers’ compensation and directors’ fees.

STOCK OPTIONS

A summary of option transactions, including those granted pursuant to the terms of certain employment and other agreements follows:

Details	Stock Purchase Options	Weighted Average Exercise Price
Outstanding, January 1, 2013	588	$1,000
Expired	(175)	(957)
Balance, January 1, 2014	413	$1,010
Expired	-	-
Outstanding, December 31, 2014	413	$1,010

F16

At December 31, 2014 and December 31, 2013, the outstanding options have a weighted average remaining life of 7 months and 19 months, respectively. No stock options were granted during the years ended December 31, 2014 and 2013.

During the years ended December 31, 2014 and 2013, $0 and $20,708, respectively, of stock option expense has been recorded in officers’ compensation and directors’ fees, in the consolidated statements of operations and comprehensive income. At December 31, 2014, the Company had outstanding options as follows:

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

Shares of restricted common stock issued were valued at the quoted market price on the dates of grant. During the years ended December 31, 2014 and 2013, $229,026 and $292,689, respectively, has been recorded in officers’ compensation and directors’ fees in the consolidated statements of operations and comprehensive income for shares to be issued related to restricted stock grants and the fair value of the vested portion of each grant of restricted common stock.

Date of Issuance	Number of restricted common stock issued	Shares To Be Issued	Additional Paid-In Capital	Note
February 28, 2013	2,057	$ -	$ 152,245	(1)
December 31, 2013	3,620	-	123,345	(2)
December 31, 2013	658	-	17,108	(3)
Total December 31, 2013	6,335	$ -	$ 292,698

Vested but not yet issued	-	91,525	-	(4)
June 30, 2014	658	-	17,108	(3)
December 31, 2014	3,220	-	120,389	(5)
Total December 31, 2014	3,878	$ 91,525	$ 137,497

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

F17

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

(4) As of December 31, 2014, $91,525 (December 31, 2013 - $0) has been recorded as stock-based compensation under shares to be issued related to the vesting of restricted stock grants in the consolidated statements of changes in stockholders’ equity.

(5) Effective December 31, 2014, the Company issued 3,220 shares of restricted common stock valued at $120,389 to seven board members under the 2013 Stock Plan as per the approved board compensation structure.

The following tables show the outstanding equity awards (unvested portion of restricted stock grants) at December 31, 2014.

Vesting date	Number of restricted common stock outstanding (unvested)
January 12, 2015	658
December 31, 2015	2,054
January 12, 2016	658
December 31, 2016	951
January 12, 2017	660
Total	4,981

NOTE 13 - RELATED PARTY TRANSACTIONS AND BALANCES

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

During the years ended December 31, 2014 and 2013, management fees (pursuant to the Orchard Agreement) charged to operations amounted to $430,000 and $354,965, respectively.

As at December 31, 2014, $0 (December 31, 2013 - $107,500) is included in accrued liabilities and $107,500 (December 31, 2013 - $0) is included in accounts payable.

Mr. Nitin Amersey, a director of the Company, is listed with the Securities and Exchange Commission as a control person of Bay City Transfer Agency Registrar Inc., the Company’s transfer agent, and of Freeland Venture Resources Inc., which provides Edgar filing services to the Company.

For the year ended December 31, 2014, the Company paid $16,165 to Bay City Transfer Agency Registrar Inc., for services rendered and $16,100 to Freeland Venture Resources Inc., for services rendered.

For the year ended December 31, 2013, the Company paid $47,539 to Bay City Transfer Agency Registrar Inc., for services rendered and $18,470 to Freeland Venture Resources Inc., for services rendered.

At December 31, 2014, accounts payable includes $700 (December 31, 2013 - $1,000) due to these entities.

During the years ended December 31, 2014 and 2013 the Company paid Mr. Amersey $36,000 and $32,500, respectively, as fees, for services performed as audit committee chairperson.

F18

Mr. John Dunlap, a director of the Company, is the President of Dunlap Group, which provides consulting services to the Company related to regulatory compliance matters. During the years ended December 31, 2014 and 2013, the Company paid fees to Dunlap Group amounting to $5,913 and $24,686, respectively.

During the years ended December 31, 2014 and 2013 the Company paid Mr. Dunlap $36,000 and $32,500, respectively, as fees, for services performed as compensation committee chairperson.

During the years ended December 31, 2014 and 2013 the Company paid each of Mr. John Suydam and Mr. Zohar Loshitzer $20,000 and $8,333, respectively, as fees, for serving as a director of the Company.

During the years ended December 31, 2014 and 2013, $294,203 (includes vesting of restricted stock of $180,536) and $123,345 respectively, has been recorded as directors fees under officers' compensation and directors' fees related to the services provided by seven board members. As per the approved board compensation structure, these services will be compensated through restricted stock grants with a 3 year vesting period.

Effective December 10, 2012, the Board approved a one-time grant of 4,114 shares of restricted common stock from treasury to Mr. Mark Yung, a member of the Company’s Board, for services rendered as Executive Chairman, 2,057 shares of which were issued upon the date of grant, and 2,057 shares of which were issued on February 28, 2013 (Note 12). The issued shares were valued at the quoted market price on the grant date. During the years ended December 31, 2014 and 2013, $0 and $152,245, respectively, has been recorded in officers’ compensation and directors’ fees in the consolidated statements of operations and comprehensive income for the fair value related to the grant of restricted common stock to Mr. Yung in 2013. The shares of common stock were issued from treasury, not under the Company’s 2010 stock incentive plan. During the years ended December 31, 2014, no expense was incurred with respect to such shares.

On March 22, 2013, April 23, 2013, June 27, 2013 and May 23, 2014, the Company issued an aggregate amount of $5,064,423 unsecured convertible promissory notes to certain shareholders and deemed affiliates of certain members of the Board of Directors (Note 9). During the years ended December 31, 2014 and 2013, interest expense on the Notes amounted to $522,450 and $327,777, respectively. At December 31, 2014 and 2013, interest expense accrued on the Notes included in accrued liabilities on the consolidated balance sheets amounted to $130,908 and $127,777, respectively. As of December 31, 2014 the Company has issued 5,126 shares as interest payment (December 31, 2013 – 8,000 shares) and the Company paid interest on the Notes in the form of cash payments for interest accrued up to September 30, 2014 totaling $260,034 to related parties.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

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

Effective October 1, 2013, the Company’s wholly-owned subsidiary, ESWCT, entered into a commercial real estate lease with Marina Bay Crossing, LLC, a California Limited Liability Company, ESWCT leased approximately 1,808 square feet of commercial property located in Richmond, California, to be used primarily for housing ESWCT’s engineering and service operations. The facility also serves as a training facility servicing northern California. This lease provides for a 12-month lease term (commencing October 1, 2013), with an option exercisable by ESWCT to extend the lease term for one additional 12-month period. Effective October 1, 2014, ESWCT is leasing the Richmond, California property on a month-to-month basis. The Company is in negotiations with the landlord to extend the term of this lease.

F19

At December 31, 2014, included in prepaid expenses and other assets, is prepaid rent of $17,941 (2013 - $117,482).

The following is a summary of the minimum annual lease payments for the Pennsylvania and California leases:

Year Ending December 31,	Amount
2015	$372,935
2016	279,799
2017	180,990
2018	30,165
Total	$863,889

LEGAL MATTERS

There are currently no pending legal proceedings against the Company.

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

WARRANTY PROVISIONS

The Company is also exposed to warranty contingencies associated with certain verification procedures relating to the ThermaCat and to the assumption of warranties for legacy Cleaire products in the field. In 2013, ESW had estimated a one-time charge of $1,000,000 related to its assumption of warranties for legacy Cleaire products in the field and a one-time warranty charge of $504,900 associated with certain verification procedures relating to the ThermaCat. The actual amount of loss associated with such assumption of warranties and/or verification procedures, however, could be materially different.  Both of these warranty charges are based on the estimated number of operational units, average remaining warranty life and cost of warrantable failure. These amounts, as well as the on-road and off-road warranty provision have been included in the warranty provision of $1,561,293 as of December 31, 2014 on the consolidated balance sheets (December 31, 2013 - $1,723,769).

For the years ended December 31, 2014 and 2013, the total warranty costs included in cost of revenue was $470,187 and $1,827,620, respectively.

STOCK ISSUANCE

Effective August 1, 2013, the Board of Directors on the recommendation of the Compensation Committee approved the issuance of 2,350 shares of common stock to the Executive Chairman of the Company for services, contingent upon conversion of the Notes, in order to maintain his percentage ownership interest in the Company.

NOTE 15 – OPERATING SEGMENTS

The Company has two principal operating segments, air testing services and MHDD diesel emission control manufacturing and sales. These operating segments were determined based on the nature of the products and services offered. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company’s Executive Chairman has been identified as the chief operating decision-maker, and directs the allocation of resources to operating segments based on the profitability and cash flows of each respective segment.

F20

The Company evaluates performance based on several factors, of which the primary financial measure is net income. The accounting policies of the business segments are the same as those described in Note 2. The following tables show the operations and certain assets of the Company’s reportable segments:

For the year ended December 31, 2014
	MHDD Diesel Emission Control	Air Testing	Unallocated	Adjustments and eliminations	Consolidated
Revenue from external customers	$24,749,085	$726,871	$-	$-	$25,475,956
Intersegment revenue	$-	$867,511	$-	$(867,511) (1)	$-
Net income / (loss)	$7,104,472	$(2,500)	$4,359,653	$-	$11,461,625
Property, plant and equipment additions	$139,073	$38,258	$-	$-	$177,331
Property, plant and equipment under construction additions	$(11,730)	$661,195	$-	$-	$649,465
Interest expense	$-	$11,155	$522,450	$-	$533,605
Depreciation and amortization	$186,858	$229,525	$-	$-	$416,383
As of December 31, 2014
	MHDD Diesel Emission Control	Air Testing	Unallocated	Adjustments and eliminations	Consolidated
Total assets	$8,293,572	$2,092,713	$16,454,728	$-	$26,841,013
Property, plant and equipment under construction	$3,300	$653,745	$-	$-	$657,045
Property, plant and equipment	$498,301	$1,260,270	$-	$-	$1,758,571
Accounts receivable	$1,818,743	$77,685	$-	$-	$1,896,428
Inventories	$4,462,664	$-	$-	$-	$4,462,664
For the year ended December 31, 2013
	MHDD Diesel Emission Control	Air Testing	Unallocated	Adjustments and eliminations	Consolidated
Revenue from external customers	$16,916,982	$627,514	$-	$-	$17,544,496
Intersegment revenue	$-	$350,574	$-	$(350,574) (1)	$-
Net income / (loss)	$1,800,959	$(768,884)	$(188,362)	$-	$843,713
Property, plant and equipment additions	$467,317	$282,721	$-	$-	$750,038
Property, plant and equipment under construction additions	$13,631	$66,960	$-	$-	$80,591
Interest expense	$-	$13,251	$327,777	$-	$341,028
Depreciation and amortization	$130,532	$432,177	$-	$-	$562,709
As of December 31, 2013
	MHDD Diesel Emission Control	Air Testing	Unallocated	Adjustments and eliminations	Consolidated
Total assets	$7,202,958	$1,557,127	$3,654,927	$-	$12,415,012
Property, plant and equipment under construction	$15,030	$415,992	$-	$-	$431,022
Property, plant and equipment	$546,086	$1,028,095	$-	$-	$1,574,181
Accounts receivable	$1,833,950	$54,561	$-	$-	$1,888,511
Inventories	$3,693,367	$-	$-	$-	$3,693,367
F21

(1) These amounts represent revenues earned from services performed for the MHDD Diesel Emission Control segment and its profits, they are eliminated upon consolidation.

All of the Company’s revenue for the year ended December 31, 2014 and 2013 was derived from operations in the United States. All property, plant and equipment (including property, plant and equipment under construction) were located in the United States at December 31, 2014 and 2013.

NOTE 16 – EARNINGS PER SHARE

For the year ended December 31, 2014, the Company excluded 413 shares of common stock issuable upon exercise of ESW's outstanding stock options from the computation of diluted earnings per share because the inclusion of these shares would be anti-dilutive due to the exercise price exceeding the average share price for the year.

Potential common shares of 413 related to ESW's outstanding stock options and potential common shares of 6,007 related to restricted common stock grants outstanding (unvested were excluded from the computation of diluted earnings per share for the year ended December 31, 2013 because the inclusion of these shares would be anti-dilutive.

The reconciliation of the number of shares used to calculate the earnings per share for the years ended December 31, 2014 and 2013 is estimated as follows:

	Years ended December 31,
	2014	2013

Numerator
Net income	$11,461,625	$843,713

Interest on promissory notes payable	522,450	327,777
Tax effect on interest on promissory notes payable	201,491	-
Amortization of discount on promissory notes payable	432,573	225,882
Change in fair value of conversion option derivative liability	1,581,957	(1,947,357)
	$14,200,096	$(549,985)
Denominator
Weighted average number of shares outstanding	129,922	115,417
Dilutive effect of :
Stock options	-	-
Restricted stock grants	4,981	-
Contingent restricted stock grants (Note 14)	2,350	-
Conversion of promissory notes payable	64,097	62,500
Diluted weighted average shares outstanding	201,350	177,917

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

F22

Accounts Receivable and Concentrations of Credit Risk: The Company performs on-going credit evaluations of its customers’ financial condition and generally does not require collateral from its customers. Three of its customers accounted for 18.2%, 16.9% and 10.8%, respectively, of the Company's revenue during the year ended December 31, 2014 and three of its customers accounted for 34.9%, 14.8% and 10.4%, respectively, of its accounts receivable as of December 31, 2014.

Three of its customers accounted for 23.0%, 11.1% and 11.1%, respectively, of the Company’s revenue during the year ended December 31, 2013 and 23.1%, 17.2% and 10.0% respectively, of its accounts receivable as of December 31, 2013.

For the year ended December 31, 2014, the Company purchased approximately 9.7% and 8.2% of its inventory from two vendors. For the year ended December 31, 2013, the Company purchased approximately 18.8% and 12.3% of its inventory from two vendors.

The accounts payable to the two largest vendors aggregated $608,232 as of December 31, 2014 and accounts payable to the two largest vendors aggregated $953,321 as of December 31, 2013.

NOTE 18 – SUBSEQUENT EVENTS

Effective February 18, 2015, the Company issued 658 shares of restricted common stock valued at $17,108 to two executive officers under the 2013 Stock Incentive Plan as per their approved executive compensation arrangements.

On March 25, 2015, the Company’s Board of Directors voted to voluntarily deregister the Company’s common stock under the Exchange Act and become a non-reporting company. In connection therewith, the Board of Directors approved the filing with the SEC of a Post-Effective Amendment to the Company’s previously filed Form S-8 to deregister all shares unsold to date pursuant to such form and, after the filing of this Form 10-K, the filing with the SEC of a Form 15 to voluntarily deregister the Company’s common stock under Section 12(g) of the Exchange Act and suspend its reporting obligations under Section 15(d) of the Exchange Act. The Company expects to file the Form 15 on or about April 1, 2015. The Company expects that its obligations to file periodic reports, such as Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, will be suspended immediately upon the filing of the Form 15 with the SEC, and its proxy statement, Section 16 and other Section 12(g) reporting responsibilities will terminate effective 90 days after the filing of the Form 15. The Company is eligible to deregister under the Exchange Act because its common stock is held by fewer than 300 shareholders of record.

F23

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

During 2013 (through June 1), there were no disagreements between the Company and MSCM on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of MSCM, would have caused MSCM to make reference to the subject matter of the disagreements in connection with our audit reports on the Company’s financial statements.  During the interim period through June 4, 2013, MSCM did not advise the Company of any of the matters specified in Item 304(a)(1)(v) of Regulation S-K.

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

During 2014, there were no disagreements between the Company and MNP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of ESW's management, including ESW's Executive Chairman and Chief Financial Officer, ESW evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2014 (the "Evaluation Date"). Based upon that evaluation, the Executive Chairman and Chief Financial Officer concluded that, as of the Evaluation Date, ESW's disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in ESW's Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to management, including the Executive Chairman and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.

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

Under the supervision of and with the participation of management, including ESW's Executive Chairman and Chief Financial Officer, ESW assessed the effectiveness of its internal control over financial reporting as of December 31, 2014. In making this assessment, management used the framework set forth in INTERNAL CONTROL-INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, ESW's management concluded that ESW's internal control over financial reporting was effective as of December 31, 2014.

This annual report does not include an attestation of ESW's registered public accounting firm regarding internal controls over financial reporting as management's report was not subject to attestation by ESW's registered public accounting firm pursuant to the rules of the Securities and Exchange Commission Rule applicable to smaller reporting companies.

ITEM 9B. OTHER INFORMATION

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

MARK YUNG, age 41, is a Managing Director at Orchard Capital, an investment firm located in Los Angeles, California. Mr. Yung currently acts as Executive Chairman of ESW and as a Chairman of the Board of Vantage Surgical. Prior to joining Orchard, Mr. Yung was a Senior Vice President in the Corporate Strategy and Merger and Acquisitions groups of Citigroup and ABN AMRO. Prior to his corporate strategy roles, Mr. Yung was an investment professional at JPMorgan Partners (“JPMP”). At JPMP, Mr. Yung focused on venture capital, growth equity and buyout transactions in Latin America and acted as board member for various emerging companies in the region. Mr. Yung holds a B.A. from Cornell University and a M.B.A. from INSEAD. Effective February 10, 2011, Mr. Mark Yung was elected to serve as Executive Chairman of the Company’s board of directors. Mr. Yung has been serving as an elected member of the board of directors of the Company since December 17, 2010. Mr. Mark Yung is also employed by Orchard Capital Corp., which is controlled by Mr. Richard Ressler, affiliated entities of Orchard Capital Corp. as well as Mr. Richard Ressler are shareholders of the Company.

NITIN M. AMERSEY, age 62, has 40 years of experience in international trade, marketing and corporate management. Mr. Amersey was elected as a director of ESW and has served as a member of the board since January 2003. Mr. Amersey was appointed Interim Chairman of the Board in May 2004 and subsequently was appointed Chairman of the Board in December 2004 and served as Chairman on our board through to January 2010. In addition to his service as a board member of ESW, Mr. Amersey has been Chairman of Scothalls Limited, a private trading firm from 1978 to 2005. Mr. Amersey has also served as President of Circletex Corp., a financial consulting management firm since 2001, has been the Managing Member in Amersey Investments, LLC, a financial consulting management firm since 2006, and has served as chairman of Midas Touch Global Media Corp from 2005 to the present. He is also Chairman of Hudson Engineering Industries Pvt. Ltd. and of Trueskill Technologies Pvt. Ltd., private companies domiciled in India. He is a director and Chief Financial Officer of the Trim Holding Group. He was a director of New World Brands Inc. from September 2010 to July 2011 and Chief Executive Officer of New World Brands, Inc., from December 2010 to July 2011. He is a director of Azaz Capital Corp., formerly ABC Acquisition Corp 1505 and formerly our Chairman. Mr. Amersey served as director and Chief Executive Officer of ABC Acquisition Corp. 1502, from June 2010 to February 2011. From 2003 to 2006 Mr. Amersey was Chairman of RMD Entertainment Group and also served during the same period as chairman of Wide E-Convergence Technology America Corp. Mr. Amersey has a Master’s of Business Administration Degree from the University of Rochester, Rochester, New York, and a Bachelor of Science in Business from Miami University, Oxford, Ohio. He graduated from Miami University as a member of Phi Beta Kappa and Phi Kappa Phi. He is the sole member manager of Amersey Investments LLC. Mr. Amersey also holds a Certificate of Director Education from the NACD Corporate Director’s Institute.

JOHN DUNLAP, III, age 56, served as Chairman of the board of directors of the California Air Resources Board from 1994 to 1999. In this post, Mr. Dunlap promoted advanced technological solutions to achieve air quality and public health protection gains. During his tenure as Chairman, Mr. Dunlap oversaw the development and implementation of the most far-reaching air quality regulations in the world aimed at fuels, engines and over 200 consumer products. Prior to Mr. Dunlap’s tenure at CARB, he served as the Chief Deputy Director of the California Department of Toxic’s Substances Control where his responsibilities included crafting the state’s technology advancement program, serving as the lead administration official in securing congressional and U.S. Department of Defense / Executive Branch support and funding for military base closure environmental clean-up and in creating a network of ombudsman staff to assist the regulated businesses in demystifying the regulatory process. In addition, Mr. Dunlap spent more than a decade at the South Coast Air Quality Management District in a host of regulatory, public affairs and advisory positions where he distinguished himself as the principal liaison with the business and regulatory community. Mr. Dunlap is currently the owner of a California-based advocacy and consulting firm called the Dunlap Group. He has served on the board of directors of ESW since 2007. Mr. Dunlap has a BA degree in Political Science and Business from the University of Redlands (California) and a Master’s degree in Public Policy from Claremont Graduate University (California).

JOHN J SUYDAM, age 55, Mr. Suydam joined Apollo Global Management in 2006 and serves as Apollo’s Chief Legal and Compliance Officer.  Prior to joining Apollo, Mr. Suydam was a Partner at O’Melveny & Myers LLP where he served as head of Mergers and Acquisitions and co-head of the Corporate Department.  Prior to that time, Mr. Suydam served as Chairman of the law firm O’Sullivan LLP which specialized in representing private equity investors.  Mr. Suydam serves on the boards of The Legal Action Center, Environmental Solutions Worldwide, Inc. and New York University School of Law, and is a member of the Department of Medicine Advisory Board of The Mount Sinai Medical Center.  Mr. Suydam received his JD from New York University and graduated magna cum laude with a BA in History from the State University of New York at Albany.

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

BENJAMIN BLACK, age 30, is an Associate in the Natural Resources Group at Apollo Global Management. Previously he was an attorney at Sullivan & Cromwell LLP. From 2007 to 2009, he was employed in the Technology, Media & Telecoms Group within the Investment Banking Division at Goldman, Sachs & Co. He holds a JD/MBA from Harvard University and graduated cum laude from the University of Pennsylvania in 2007 with a major in History.

JOSHUA BLACK, age 28, is employed at Apollo Management. Formerly, he was employed by the Leveraged Finance Group within the Investment Banking Division at Goldman, Sachs & Co from 2010 to June, 2011. From 2008 to 2010, he was employed in the Financial Institutions Group within the Investment Banking Division also at Goldman, Sachs & Co. He graduated cum laude and with departmental distinction from Princeton University in 2008 with a major in Religion.

ZOHAR LOSHITZER, age 57, is CEO of Vantage surgical and Chief Business Development Officer and Director of Presbia PLC, (NASDAQ: LENS) an ophthalmic-device firm. Mr. Loshitzer possesses a varied background guiding commercialization of emerging technologies in fields including aerospace, telecommunications and medical devices. Mr. Loshitzer has held leadership positions in several portfolio companies affiliated to Orchard Capital, including Presbia. Previously, Mr. Loshitzer served as Presbia President and CEO as well as the President, CEO and founder of Universal Telecom Services (UTS), which provides high-quality, competitively priced voice and data telecommunications solutions to emerging markets. Mr. Loshitzer oversaw the company’s operations and our critical relationships with key foreign entities, mainly in the Indochina region. He is one of the founders of J2 Global Communications (NASDAQ: JCOM), and a co-founder and former managing director of Life Alert Emergency Response, Inc., currently serves as a managing director of Orchard Telecom, Inc., and has served as a board member to MAI Systems Corporation, an AMEX-listed company and j2 Global communications (NASDAQ: JCOM) from 1998 - 2001 . Earlier in his career, Mr. Loshitzer worked in the aerospace industry at the R&D lab of Precision Instruments, a division of IAI (Israel Aircraft Industries). Mr. Loshitzer focuses on helping grow companies from start-ups to global enterprises. In the later part of 2011 Mr. Loshitzer joined the board of OCATA (Formally Advance Cell Technology Inc.) , a biotechnology Company. Mr. Loshitzer holds a degree in Electrical & Electronic Engineering from Ort Syngalowski College in Israel.

VIRENDRA KUMAR, age 40, is the Chief Commercial Officer of the Company. He had previously served as Vice President of Operations of the Company since March 2011.  Mr. Kumar has been General Manager of ESW America since 2010 and is responsible for the overall operations related to Air Testing Services. Prior to joining ESW America in 2009, Mr. Kumar was employed by Cummins Inc. as an Emission Operations Leader from 2004 through 2009, prior to that by Escort JCB as a design and production engineer, and by the Indian Institute of Technology Delhi as a project manager. Mr. Kumar holds a Master’s degree in Mechanical Engineering from the Indian Institute of Technology Delhi and a Bachelor’s degree in Mechanical Engineering from the University of Rajasthan. Mr. Kumar was also a PhD candidate at University of California, Riverside.

PRAVEEN NAIR, age 40, is the Chief Financial Officer and Chief Administrative Officer of the Company. He joined the Company in May 2005 and served in the position of Assistant to the Chief Financial Officer supporting the Company’s Chief Financial Officer in day-to-day operations. In May 2006 he was promoted to Controller for ESW America and ESW Canada and was appointed Chief Accounting Officer in February 2008 and then Chief Financial Officer in March 2011. Effective August 1, 2013 Mr. Nair was promoted to Chief Financial and Administrative Officer. Prior to joining the Company, Mr. Nair was with e-Serve International Ltd, a Citigroup company from December 2000 through January 2005 where he served as a Deputy Manager in the Business Development and Migrations Unit and subsequently as Manager and Senior Manager. He was responsible for feasibility studies and regionalizing operations from countries in Europe, North America and Africa. Mr. Nair has a Bachelor’s Degree in Commerce with specialization in Accounting and a Master’s Degree in Finance from Faculty of Management Studies, College of Materials Management, Jabalpur, India.

BRIAN WEBSTER, age 57, is the Chief Operating Officer of the Company. He joined ESWCT in April 2013 as Head of Manufacturing, leading ESWCT’s manufacturing team in our San Diego facility.  Prior to joining ESWCT, Mr. Webster was employed by Cleaire Advanced Emission Controls, LLC, serving first as Director of Operations and then as Vice President of Manufacturing from January 2009 through January 2013.  Mr. Webster provided Program Management Consulting services to corporations in the Vehicle Emissions Control Devices (Cleaire), Rugged Computer displays (L-3 Communications/Litton/Northrup Grumman) and Aerospace (DuPont Aerospace) sectors from December 1998 through December 2008.  He also served as Business Unit Manager for the Commercial Group at Senior Aerospace Ketema for 4 years, after progressing from Design Engineer through Program Technical Manager at Goodrich Aerostructures (known as Rohr Industries) over a 9 year period.  Mr. Webster has a Bachelor’s Degree in Aerospace Engineering from San Diego State University, San Diego, CA.

CORPORATE GOVERNANCE

GENERAL

Our management and board of directors believe that good corporate governance is important to ensure that the Company is managed for the long-term benefit of our stockholders. This section describes key corporate governance practices that have been adopted.

BOARD OF DIRECTORS MEETINGS AND ATTENDANCE

Our board of directors has responsibility for establishing broad corporate policies and reviewing overall performance of the Company rather than day-to-day operations. The primary responsibility of our board of directors is to oversee the management of the Company and, in doing so, serve the best interests of the Company and our stockholders. The board of directors selects, evaluates and provides for the succession of executive officers and, subject to stockholder approval, the election of directors. The Board also reviews and approves corporate objectives and strategies, and evaluates significant policies and proposed major commitments of corporate resources as well as participates in decisions that have a potential major economic impact on our Company. Management keeps the directors informed of Company activity through regular communication, including written reports and presentations at board of directors and committee meetings. We have no formal policy regarding director attendance at the annual meeting of stockholders. The board of directors held two (2) meetings in 2014, all of which were telephonic. All board members were in attendance for both the board meetings.

AUDIT COMMITTEE COMPOSITION

The Company has a separately designated standing Audit Committee comprised of Nitin M. Amersey (Chairman) and John Dunlap III. Nitin Amersey qualifies as a “financial expert” as defined by SEC rules. The Company’s Board has also determined that Nitin Amersey meets the SEC definition of an “independent” director. The Audit Committee met 4 times during 2014.

COMPENSATION COMMITTEE COMPOSITION

The Compensation Committee is currently comprised of John Dunlap III, who serves as Chairman, and Nitin Amersey. In accordance with its charter, the Compensation Committee is responsible for establishing and reviewing the overall compensation philosophy of the Company, establishing and reviewing: the Company’s general compensation policies applicable to the executive officers and other officers; evaluating the performance of the executives officer and other officers and approving their annual compensation; reviewing and recommending the compensation of directors; reviewing and recommending employment, consulting, retirement and severance arrangements involving officers and directors of the Corporation; and reviewing and recommending proposed and existing incentive-compensation plans and equity-based compensation plans for the Corporation’s directors, officers, employees and consultants. The Compensation Committee met two (2) times during 2014.

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Under the securities laws of the United States, the Company’s directors, executive officers, and any persons holding more than ten percent of the Company’s common stock are required to report their initial ownership of the Company’s common stock and any subsequent changes in their ownership to the Securities and Exchange Commission. Specific due dates have been established by the Commission, and the Company is required to disclose any failure to file by those dates. Based upon the copies of Section 16 (a) reports that the Company received from such persons for their 2014 fiscal year transactions, the Company believes there has been compliance with all Section 16 (a) filing requirements applicable to such officers, directors and ten-percent beneficial owners for such fiscal year, except that a Form 4 with respect to 101 shares of restricted stock issued to Mr. Hannan was inadvertently filed 273 days late.

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

SUMMARY COMPENSATION TABLE

Name / Principal position	Year	Salary	Bonus	Restricted Stock awards	Option awards	Non-equity incentive plan compensation	Non-qualified deferred compensation earnings	All other compensation	Total
Praveen Nair (1)	2014	$162,975	--	$8,554	--	$51,350	--	$4,010	$226,978
Chief Financial and Administrative Officer	2013	$158,169	--	$8,554	--	$14,562	--	$4,628	$185,913
Virendra Kumar (2)	2014	$180,000	--	$8,554	--	$51,350	--	$8,764	$248,668
Chief Commercial Officer	2013	$162,923	--	$8,554	--	$15,000	--	$8,010	$194,487
Brian Webster (3)	2014	$180,000	--	--	--	$35,450	--	$11,859	$227,309
Chief Operating Officer	2013	$112,277	--	--	--	--	--	$8,002	$120,279

1. In 2014, Mr. Nair received an annual salary of CAD$180,000 (which translated to USD $162,975), $8,554 in restricted common stock related to a 1,646 share restricted stock grant (of which 329 shares vested in 2014), $51,350 in non-equity incentive plan compensation and standard medical and dental benefits provided by the Company totaling $4,010. In 2013, Mr. Nair received $158,169 as salary, $14,562 in non-equity incentive plan compensation, $8,554 in restricted common stock related to a 1,646 share restricted stock grant (of which 329 shares vested on the execution date of the grant documents), and standard medical and dental benefits provided by the Company totaling $4,628.

2. Mr. Kumar received an annual salary of $180,000 for the year ended December 31, 2014, $8,554 in restricted common stock related to a 1,646 share restricted stock grant (of which 329 shares vested in 2014), $51,350 in non-equity incentive plan compensation and standard medical and dental benefits provided by the Company totaling $8,764. In 2013, Mr. Kumar received $162,923 as salary, $15,000 in non-equity incentive plan compensation, $8,554 in restricted common stock related to a 1,646 share restricted stock grant (of which 329 shares vested on the execution date of the grant documents) and standard medical and dental benefits provided by the Company totaling $8,010.

3. Mr. Webster joined the Company in April 2013.  Effective August 1, 2013, Mr. Webster was promoted to Chief Operating Officer. Mr. Webster received an annual salary of $180,000 for the year ended December 31, 2014, $35,450 in non-equity incentive plan compensation and standard medical and dental benefits provided by the Company totaling $11,859. In 2013, Mr. Webster received $112,923 as salary (based on an annual rate of $170,000) and standard medical and dental benefits provided by the Company totaling $8,002.

CONTRACTS AND AGREEMENTS

On April 19, 2011, the Company’s Board ratified a Services Agreement (the “Orchard Services Agreement”) between the Company and Orchard Capital Corp. (“Orchard”) which was approved by the Company’s Compensation Committee. Under the Orchard Services Agreement, which was effective as of January 30, 2011, Orchard agreed to provide services that may be mutually agreed to by and between Orchard and the Company including those duties customarily performed by the Chairman of the Board and executives of the Company as well as providing advice and consultation on general corporate matters and other projects as may be assigned by the Company’s Board as needed. Orchard has agreed to appoint Mark Yung, who is also employed by Orchard, as the Company’s Executive Chairman to act on Orchard’s behalf and provide the services to the Company under the Orchard Services Agreement. Orchard reserves the right to replace Mr. Yung as the provider of services under the Orchard Services Agreement at its sole option. The Orchard Services Agreement may be terminated by either party upon thirty (30) days written notice unless otherwise provided for under the Orchard Services Agreement. Compensation under the agreement is the sum of $430,000 per annum plus reimbursement for out-of-pocket expenses incurred by Orchard.  Prior to August 1, 2013, compensation under the agreement was the sum of $300,000 per annum plus reimbursement for out-of-pocket expenses incurred by Orchard. The agreement includes other standard terms including indemnification and limitation of liability provisions. Orchard is controlled by Richard Ressler; affiliated entities of Orchard as well as Richard Ressler own shares of the Company. Under the agreement the Company has paid $430,000 for the year ended December 31, 2014 and $354,965 for the year ended December 31, 2013.

NON-EQUITY INCENTIVE PLAN COMPENSATION

Non-equity incentive plan compensation is based upon the achievement of predetermined annual goals, namely, quantitative financial goals such as revenue and EBITDA as well as non-quantitative performance goals. Examples of non-quantitative goals include performance against specific project level objectives and demonstration of attributes that are conducive to the betterment of the Company, among others. The Compensation Committee determines the compensation for achievement or partial achievement of any such predetermined goal. For the eligible employees, non-equity incentive compensation is calculated by assigning 70% weight to quantitative financial goals (35% to each of revenue and EBITDA) and 30% to non-quantitative goals.  No 2014 non-equity incentive plan compensation opportunity has yet been approved for the other Named Executives, but such opportunity may be approved at a later date.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following tables show certain information regarding the outstanding equity awards (unvested portion of restricted stock grants) held by the below Named Executives at the end of 2014.

Name	Number of restricted common stock outstanding (unvested) at December 31, 2014	Vesting dates
Virendra Kumar	988	(1)
Praveen Nair	988	(1)

(1) 329 shares vest on each of January 12, 2015 and January 12, 2016 and 330 shares vest on January 13, 2017.

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

COMPENSATION OF NON-MANAGEMENT DIRECTORS

Name of outside director	Year	Fees earned cash	Restricted stock awards(1) $	Total
Nitin M. Amersey (2)	2014	$36,000	$17,902	$53,902
	2013	$32,500	$19,150	$51,650
John D. Dunlap III (3)	2014	$36,000	$17,902	$53,902
	2013	$32,500	$19,150	$51,650
Mark Yung (4)	2014	$--	$--	$--
	2013	$--	$152,244	$152,244
Zohar Loshitzer (5)	2014	$20,000	$13,560	$33,560
	2013	$8,333	$17,980	$26,313
Benjamin Black (6)	2014	$--	$19,157	$19,157
	2013	$--	$15,028	$15,028
Joshua Black (6)	2014	$--	$19,157	$19,157
	2013	$--	$15,028	$15,028
John J Hannan (7)	2014	$--	$19,157	$19,157
	2013	$--	$19,030	$19,030
John Suydam (5)	2014	$20,000	$13,560	$33,560
	2013	$8,333	$17,980	$26,313

In 2014 the cash fee component of the compensation for the chairmen of each of the Audit Committee and Compensation Committee was $3,000 per month. Fees for board members were calculated on the basis of $40,000 per annum (excluding the Executive Chairman, Audit Committee Chair and Compensation Committee Chair), with up to $20,000 per annum payable in cash at the board members election, and the remaining portion as a restricted stock grant calculated at $80 per share with a 3 year vesting schedule.

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

(1) Represents the cost of the compensation expense recorded by the Company in accordance with ASC 718-10-10. In 2014, compensation expense for restricted stock grants related to the Board of Directors amounted to $180,536. In 2013, compensation expense for restricted stock grants amounted to $275,590.

(2) In 2014 Mr. Amersey received $36,000 in board fees and 479 shares of restricted common stock valued at $17,902 under the 2013 Stock Incentive Plan. Of the 479 shares issued, 142 shares related to service as a board member in 2014, 171 shares related to service as a board member in 2013, and 166 shares related to service as a board member in 2012.

In 2013 Mr. Amersey received $32,500 in board fees and 530 shares of restricted common stock valued at $19,150 under the 2013 Stock Incentive Plan. Of the 530 shares issued, 171 shares related to service as a board member in 2013, 334 shares related to service as a board member in 2012, and 25 shares related to service as a board member in 2011.

(3) In 2014 Mr. Dunlap received $36,000 in board fees and 479 shares of restricted common stock valued at $17,902 under the 2013 Stock Incentive Plan. Of the 479 shares issued, 142 shares related to service as a board member in 2014, 171 shares related to service as a board member in 2013, and 166 shares related to service as a board member in 2012.

In 2013 Mr. Dunlap received $32,500 in board fees and 530 shares of restricted common stock valued at $19,150 under the 2013 Stock Incentive Plan. Of the 530 shares issued, 171 shares related to service as a board member in 2013, 334 shares related to service as a board member in 2012, and 25 shares related to service as a board member in 2011.

(4) In 2014, there was no restricted common stock granted to Mr. Yung. In 2013, there were 2,057 shares of restricted common stock issued to Mr. Yung for services rendered as Executive Chairman.

(5) In 2014, represents $20,000 in board fees (for board members electing to receive part of the board compensation in cash) and 382 shares of restricted common stock valued at $13,560 under the 2013 Stock Incentive Plan. Of the 382 shares issued, 84 shares related to service as a board member in 2014, 132 shares related to service as a board member in 2013 and 166 shares related to service as a board member in 2012.

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

(6) In 2014, represents $0 in board fees and 500 shares of restricted common stock valued at $18,509 under the 2013 Stock Incentive Plan. Of the 500 shares issued, 167 shares related to service as a board member in 2014, 167 shares related to service as a board member in 2013 and 166 shares related to service as a board member in 2012.

In 2013, represents $0 in board fees and 526 shares of restricted common stock valued at $15,028 under the 2013 Stock Incentive Plan. Of the 526 shares issued, 167 shares related to service as a board member in 2013, 334 shares related to service as a board member in 2012 and 25 shares related to service as a board member in 2011.

(7) In 2014, represents $0 in board fees and 500 shares of restricted common stock valued at $19,175 under the 2013 Stock Incentive Plan. Of the 500 shares issued, 167 shares related to service as a board member in 2014, 167 shares related to service as a board member in 2013 and 166 shares related to service as a board member in 2012.

In 2013, represents $0 in board fees and 526 shares of restricted common stock valued at $15,028 under the 2013 Stock Incentive Plan. Of the 526 shares issued, 167 shares related to service as a board member in 2013, 334 shares related to service as a board member in 2012 and 25 shares related to service as a board member in 2011.

The following table shows certain information regarding the outstanding equity awards (unvested portion of restricted stock grants) held by the Outside Directors at the end of 2014, after giving effect to the reverse stock split.

Name	Number of restricted common stock outstanding (unvested) at December 31, 2014	Vesting dates
Nitin M. Amersey	454	312 - December 31, 2015 142 - December 31, 2016
John Dunlap III	454	312 - December 31, 2015 142 - December 31, 2016
Mark Yung	2,350	Subject to conversion of the Notes, fully vested upon issuance
Zohar Loshitzer	300	216 - December 31, 2015 84 - December 31, 2016
Benjamin Black	499	333 - December 31, 2014 166 - December 31, 2015
Joshua Black	499	333 - December 31, 2014 166 - December 31, 2015
John Suydam	300	216 - December 31, 2015 84 - December 31, 2016
John J Hannan	499	333 - December 31, 2014 166 - December 31, 2015
	5,355

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the fiscal year 2014, none of our executive officers served on our board of directors or the Compensation Committee of any other entity of whose executive officers served on our board of directors or Compensation Committee.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, to the best knowledge of the Company, as of March 31, 2015, certain information with respect to (1) beneficial owners of more than five percent (5%) of the outstanding common stock, (2) beneficial ownership of shares of common stock by each director and named executive, (3) beneficial ownership of shares of common stock by all directors and officers as a group.

Unless otherwise noted, all shares are beneficially owned and the sole voting and investment power is held by the persons/entities indicated.

Calculations are based upon the aggregate of all shares of common stock issued and outstanding as of March 31, 2015 in addition to shares issuable upon exercise of options currently exercisable or becoming exercisable within 60 days and which are held by the individuals named on the table.

Name and address of beneficial owner	Total beneficial Ownership	(1)	Percent of class
Mark Yung, Executive Chairman	4,134	(2)	3.05%
c/o 200 Progress Drive
Montgomeryville, PA 18936
Nitin M. Amersey, Director	1,525	(3)	1.13%
c/o 200 Progress Drive
Montgomeryville, PA 18936
John D. Dunlap, III, Director	1,613	(4)	1.19%
c/o 200 Progress Drive
Montgomeryville, PA 18936
Zohar Loshitzer, Director	1,241	(5)	0.92%
c/o 200 Progress Drive
Montgomeryville, PA 18936
Benjamin Black, Director	1,595	(6)	1.18%
c/o 200 Progress Drive
Montgomeryville, PA 18936
Joshua Black, Director	1,595	(7)	1.18%
c/o 200 Progress Drive
Montgomeryville, PA 18936
John Suydam, Director	1,241	(8)	0.92%
c/o 200 Progress Drive
Montgomeryville, PA 18936
John J Hannan, Director	2,918	(9)	2.16%
c/o 200 Progress Drive
Montgomeryville, PA 18936
Virendra Kumar,	1,646	(10)	1.21%
Chief Commercial Officer
c/o 200 Progress Drive Montgomeryville, PA 18936
Praveen Nair,	1,646	(11)	1.21%
Chief Financial Officer
c/o 200 Progress Drive
Montgomeryville, PA 18936

Name and address of beneficial owner	Total beneficial Ownership	(1)	Percent of class
Brian Webster	-
Chief Operating Officer
c/o 200 Progress Drive
Montgomeryville, PA 18936
John J. Hannan as Trustee of the Black Family 1997 Trust	15,320	(12)	11.31%
c/o 9 West 57TH Street, Suite 4300
New York NY 10019
Leon D. Black	6,308	(13)	4.66%
c/o 9 West 57TH Street, Suite 4300
New York NY 10019
John J. Hannan as Trustee of the Leon D. Black Trust UAD	4,952	(14)	3.66%
11/30/92 FBO Alexander Black
c/o 9 West 57TH Street, Suite 4300
New York NY 10019
John J. Hannan as Trustee of the Leon D. Black Trust UAD	4,952	(15)	3.66%
11/30/92 FBO Benjamin Black
c/o 9 West 57TH Street, Suite 4300
New York NY 10019
John J. Hannan as Trustee of the Leon D. Black Trust UAD	4,952	(16)	3.66%
11/30/92 FBO Joshua Black
c/o 9 West 57TH Street, Suite 4300
New York NY 10019
John J. Hannan as Trustee of the Leon D. Black Trust UAD	4,952	(17)	3.66%
11/30/92 FBO Victoria Black
c/o 9 West 57TH Street, Suite 4300
New York NY 10019
Black Family Partners LP	14,389	(18)	10.63%
c/o 9 West 57TH Street, Suite 4300
New York NY 10019
Richard R. Ressler	1,633	(19)	1.21%
C/O CIM GROUP
6922 Hollywood Boulevard
Los Angeles CA 90028
Orchard Investments, LLC	12,929	(20)	9.55%
C/O CIM GROUP
6922 Hollywood Boulevard
Los Angeles CA 90028
Bengt G. Odner	705	(21)	0.52%
15 Rue Du Cendrier, 6TH Floor
Geneva V8 1211
Sedam Ltd	17,292	(21)	12.77%
15 Rue Du Cendrier, 6TH Floor
Geneva V8 1211
All current directors and executive	54,282		40.09%
officers as a group (Eleven persons)

(1) Calculated on the basis of 135,404 shares of common stock outstanding plus, in the case of any person with the right to acquire beneficial ownership of shares of common stock within 60 days of March 31, 2015, the number of such shares.

(2) Includes 20 shares of restricted common stock granted in 2011, also includes 4,114 shares of restricted common stock granted in 2012 for services rendered.

(3) Includes 1,071 shares of restricted common stock. Also includes a 283 share restricted stock grant which vests on December 31, 2015 and December 31, 2016, and a 171 share restricted stock grant which vest on December 31, 2015.

(4) Includes 1,159 shares of restricted common stock. Also includes a 283 share restricted stock grant which vests on December 31, 2015 and December 31, 2016, and a 171 share restricted stock grant which vest on December 31, 2015.

(5) Includes 943 shares of restricted common stock. Also includes a 168 share restricted stock grant which vests on December 31, 2015 and December 31, 2016, and a 132 share restricted stock grant which vest on December 31, 2015.

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

Includes 1,096 shares of restricted common stock. Also includes a 333 share restricted stock grant which vests on December 31, 2015 and December 31,2016, and a 166 share restricted stock grant which vests on December 31, 2015.

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

Includes 1,096 shares of restricted common stock. Also includes a 333 share restricted stock grant which vests on December 31, 2015 and December 31, 2016, and a 166 share restricted stock grant which vests on December 31, 2015.

(8) Includes 943 shares of restricted common stock. Also includes a 168 share restricted stock grant which vests on December 31, 2015 and December 31, 2016, and a 132 share restricted stock grant which vest on December 31, 2015.

(9) Includes 2,419 shares of common stock directly owned by John J. Hannan.

Also includes a 333 share restricted stock grant which vests on December 31, 2015 and December 31, 2016 and a 166 share restricted stock grant which vest on December 31, 2015.

As the trustee of each of the 1997 Trust, the Leon D. Black Trust UAD 11/30/92 FBO Alexander Black (the “Alexander Trust”), the Leon D. Black Trust UAD 11/30/92 FBO Victoria Black (the “Victoria Trust”), the Benjamin Trust and the Joshua Trust, Mr. Hannan is the beneficial owner of an additional 35,128 shares of common stock.

(10) Includes a 1,646 share restricted stock grant, of which 987 shares are vested and issued, 329 shares vest on January 12, 2016 and 330 shares vest on January 13, 2017.

(11) Includes a 1,646 share restricted stock grant, of which 987 shares are vested and issued, 329 shares vest on January 12, 2016 and 330 shares vest on January 13, 2017.

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

(18) Includes 14,389 shares of Common Stock directly beneficially owned by Black Family Partners LP. Leon D. Black is a General Partner of Black Family Partners LP.  Leon D. Black is a General Partner of Black Family Partners LP.

(19) Includes 1,633 shares of common stock directly owned by Richard S. Ressler. Richard Ressler is the President of Orchard Capital Corp. and the Manager of Orchard Investments LLC.

(20) Includes 12,929 shares of common stock directly owned by Orchard Investments, LLC (“Orchard”).

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 2014, in addition to fees and salaries as well as reimbursement of business expenses, transactions with related parties include:

- The issuance of the New Notes to the Executive Chairman and a member of the Board of Directors on May 23, 2014. As of December 31, 2014 the Company has issued 5,126 shares as interest payment and the Company paid interest on the Notes in the form of cash payments for interest accrued up to September 30, 2014 totaling $260,034 to related parties.

- The Company paid a total of $430,000 to Orchard under the Orchard Services Agreement.

- Mr. Nitin Amersey, who is a director of the Company, is listed as a control person with the Securities and Exchange Commission of Bay City Transfer Agency Registrar Inc., the Company’s transfer agent. Mr. Amersey is also a control person in Freeland Venture Resources Inc., which provide Edgar filing services to the Company. For the year ended December 31, 2014, the Company paid $31,690 to Bay City Transfer Agency Registrar Inc., for services rendered and $22,300 to Freeland Venture Resources Inc., for services rendered.

- Mr. John Dunlap, a director of the Company, is the President of Dunlap Group, which provides consulting services to the Company related to regulatory compliance matters. During the year ended December 31, 2014, the Company paid fees to Dunlap Group amounting to $6,333.

During the year ended December 31, 2013, in addition to fees and salaries as well as reimbursement of business expenses, transactions with related parties include:

- The issuance of the Existing Notes to the Existing Lenders on March 22, 2013, April 23, 2013 and June 27, 2013. As of December 31, 2013 the Company has issued 8,000 shares as interest payment to related parties.

- An increase in fees under the Orchard Services Agreement from $300,000 per annum to $430,000 per annum, effective August 1, 2013.  For the year, the Company paid a total of $354,965 to Orchard.

- The grant of 2,350 shares of common stock to Mark Yung (subject to conversion of the Notes) in August 2013, and the issuance of 2,057 shares of restricted common stock to Mark Yung in February 2013, in each case for his services as Executive Chairman of the Company.

- Mr. Nitin Amersey, who is a director of the Company, is listed as a control person with the Securities and Exchange Commission of Bay City Transfer Agency Registrar Inc., the Company’s transfer agent. Mr. Amersey is also a control person in Freeland Venture Resources Inc., which provide Edgar filing services to the Company. For the year ended December 31, 2013, the Company paid $47,539 to Bay City Transfer Agency Registrar Inc. for services rendered and $18,470 to Freeland Venture Resources Inc. for services rendered.

- Mr. John Dunlap, a director of the Company, is the President of Dunlap Group, which provides consulting services to the Company related to regulatory compliance matters. During the year ended December 31, 2013, the Company paid fees to Dunlap Group amounting to $24,686.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES:

The Company paid its principal accountant MNP LLP, $27,520 to date in fees for the audit of the Company's annual consolidated financial statements for 2014.

The Company paid its principal accountant MNP LLP $42,133 in fees for review of the consolidated condensed financial statements included in its Form 10-Q for the three quarterly reports in 2014.

The Company paid its principal accountant MNP LLP, $82,254 to date in fees for the audit of the Company's annual consolidated financial statements for 2013.

The Company paid its principal accountant MNP LLP $63,002 in fees for review of the consolidated condensed financial statements included in its Form 10-Q for the three quarterly reports in 2013.

TAX FEES:

The Company paid its principal accountants MNP LLP $0 for tax / compliance services for 2014.

The Company paid its principal accountants MNP LLP and MSCM LLP $0 for tax / compliance services for 2013.

ALL OTHER FEES:

The Company paid its principal accountant MNP LLP $7,368 for services other than audit and tax services for 2014 (2013 - $10,253). These services included review and consent of the use of financial statements in the S-1 and S-8 filings made by the Company.

100% of the services described under “Audit Fees and Tax Fees”, and 0% of the services described under “All Other Fees” were approved by our Audit Committee.

AUDIT COMMITTEE PRE-APPROVAL POLICIES AND PROCEDURES:

Each year, our audit committee pre-approves the terms of our engagement (for such year) with our independent auditor.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

The Company has filed the following documents as part of this Form 10-K:

1. CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	- Page F1
Financial Statements
Consolidated Balance Sheets	- Page F3
Consolidated Statements of Income	- Page F4
Consolidated Statements of Stockholders' Equity	- Page F5
Consolidated Statements of Cash Flows	- Page F6
Notes to Consolidated Financial Statements	- Page F7-F23

2. FINANCIAL STATEMENT SCHEDULE

All schedules have been omitted because they are not required, not applicable, or the required information is otherwise included.

3. EXHIBITS.

Exhibits are incorporated by reference to the Index of Exhibits provided at the end of this Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on behalf of the undersigned; thereunto duly authorized this 31st day of March 2015 in the city of Montgomeryville, State of Pennsylvania.

ENVIRONMENTAL SOLUTIONS WORLDWIDE, INC.

(Registrant)

BY: /S/ MARK YUNG

MARK YUNG

EXECUTIVE CHAIRMAN

Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below, by the following persons on behalf of the Registrant and in the capacities indicated.

SIGNATURES	TITLE	DATE

/S/ MARK YUNG	EXECUTIVE CHAIRMAN	MARCH 31, 2015
MARK YUNG

/S/ NITIN M. AMERSEY	DIRECTOR	MARCH 31, 2015
NITIN M. AMERSEY

/S/ JOHN DUNLAP III	DIRECTOR	MARCH 31, 2015
JOHN DUNLAP

/S/ ZOHAR LOSHITZER	DIRECTOR	MARCH 31, 2015
ZOHAR LOSHITZER

/S/ BENJAMIN BLACK	DIRECTOR	MARCH 31, 2015
BENJAMIN BLACK

/S/ JOSHUA BLACK	DIRECTOR	MARCH 31, 2015
JOSHUA BLACK

/S/ JOHN J HANNAN	DIRECTOR	MARCH 31, 2015
JOHN J HANNAN

/S/ JOHN SUYDAM	DIRECTOR	MARCH 31, 2015
JOHN SUYDAM

/S/ PRAVEEN NAIR PRAVEEN NAIR	CHIEF FINANCIAL OFFICER AND PRINCIPAL ACCOUNTING OFFICER	MARCH 31, 2015

/S/ BRIAN WEBSTER	CHIEF OPERATING OFFICER	MARCH 31, 2015
BRIAN WEBSTER

/S/ VIRENDRA KUMAR	CHIEF COMMERCIAL OFFICER	MARCH 31, 2015
VIRENDRA KUMAR

Exhibits

The following exhibits are filed herewith or incorporated by reference herein:

Exhibit Number	Description
3.1	Articles of Incorporation of the Company. (1)
3.2	Bylaws of the Company. (1)
3.3	Articles of Incorporation of the Company, as amended as of November 29, 2001. (Originally filed as exhibit 3.2) (5)
3.4	Articles of Incorporation of the Company as amended July 20, 2005 (Originally filed as exhibit 3.3)(13)
3.5	Bylaws of the Company as amended January 3, 2006 (15)
3.6	Articles of Incorporation of the Company, as amended as of October 13, 2010. (34)
3.7	Bylaws of the Company as amended January 25, 2011 (Originally filed as exhibit 3.1) (35)
3.8	Articles of Amendment to the Articles of Incorporation of Environmental Solutions Worldwide, Inc. (43)
4.1	Form of Warrant Certificate issued April, 1999. (1)
4.2	Form of Warrant Certificate for 2002 Unit Private Placement (7)
4.3	Form of three (3) year Warrant Certificate exercisable at $0.90 per share issued on April and July 2005. (13)
4.4	Form of three (3) year Warrant Certificate exercisable at $2.00 per share issued on April and July 2005. (13)
4.5	Form of three (3) year Warrant Certificate exercisable at $3.00 per share issued on April and July 2005. (13)
4.6	Form of Specimen of Common Stock Certificate. (Originally filed as exhibit 4.1)
4.7	Note Subscription Agreement entered into on March 22, 2013 by Environmental Solutions Worldwide, Inc. and Black Family Partners LP, John J. Hannan, Orchard Investments, LLC and Richard Ressler. (40)
4.8

Form of Senior Secured Promissory Note issued on March 22, 2013 by Environmental Solutions Worldwide, Inc. in favor of Black Family Partners LP, John J. Hannan, Orchard Investments, LLC and Richard Ressler . (40)

4.9	Form of Security Agreement, dated as of March 22, 2013, by and among Technology Fabricators, Inc. ESW America Inc., ESW Technologies Inc. and Orchard Capital Corp. (40)
4.10	Form of Senior Secured Promissory Note issued on April 23, 2013 by Environmental Solutions Worldwide, Inc. in favor of the Senior Secured Lenders. (41)
4.11

Form of Senior Secured Promissory Note issued on June 27, 2013 by Environmental Solutions Worldwide, Inc. in favor of Black Family Partners LP, John J. Hannan, Orchard Investments, LLC and Richard Ressler (44)

4.12

Form of Amended and Restated Note Subscription Agreement by and between Environmental Solutions Worldwide, Inc. and Black Family Partners LP, John J. Hannan, Orchard Investments, LLC and Richard Ressler. (45)

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

10.60	Form of Patent and Trademark Security Agreement by and between the Company’s wholly-owned subsidiary ESW Technologies Inc. and Canadian Imperial Bank of Commerce
10.61	Environmental Solutions Worldwide Inc. Nominating and Governance Committee Charter as of August 10, 2010 (33)
10.62	Environmental Solutions Worldwide, Inc. Audit Committee Charter as of August 10, 2010 (33)
10.63	Environmental Solutions Worldwide Inc. Compensation Committee Charter as of August 10, 2010 (33)
10.64	Form of Subordinated Note Subscription Agreement as of February 17, 2011 (36)
10.65	Form of Unsecured Subordinated Promissory Note as of February 17, 2011 (36)
10.66	Investment Agreement, dated May 10, 2011, by and between the Company and the Bridge Lenders (37)
10.67	Form of Services Agreement by and between the Company and Orchard Capital Corp. dated as of January 30, 2011. (38)
10.68	Environmental Solutions Worldwide amended 2010 stock incentive plan as of April 19, 2011. (38)
10.69	Form of Registration Rights Agreement as of July 12, 2011 (39)
10.70	Asset Purchase Agreement, dated April 1, 2013, by and between David P. Stapleton, as the receiver for Cleaire Advanced Emission Controls, LLC, and Environmental Solutions Worldwide, Inc. (42)
14.1	Code of ethics as amended March 28, 2006 by the Company’s board of directors. (15)
21.1	List of subsidiaries. (1)

* Previously filed.

31.1	Certification of Executive Chairman pursuant to the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer, pursuant to the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as amended pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.ins	XBRL Instance.

101.xsd	XBRL Schema.

101.cal	XBRL Calculation.

101.def	XBRL Definition.

101.lab	XBRL Label.

101.pre	XBRL Presentation.

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

(41)    Incorporated by reference from the Registrants Form 8-K filed with the Securities and Exchange Commission on April 29, 2013.

(42)   Incorporated herein by reference from the Registrants Form 10-Q filed with the Securities and Exchange Commission on May 20, 2013.

(43)   Incorporated herein by reference from the Registrants Form 8-K filed with the Securities and Exchange Commission on May 24, 2013.

(44)   Incorporated herein by reference from the Registrants Form 8-K filed with the Securities and Exchange Commission on July 1, 2013.

(45)   Incorporated herein by reference from the Registrants Form S-1 filed with the Securities and Exchange Commission on February 11, 2014.